Form 10-Q
period 1999-06-30
THESTREET COM
filed 1999-08-16
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ---------------

                                   FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                        Commission File Number 0-25779

                            TheStreet.com, Inc.
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             Delaware                            06-1515824
  -----------------------------                --------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)           Identification Number)


                          2 Rector Street, 14th Floor
                          New York, New York  10006
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

                             (212) 602-0400
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                            Not applicable.
-------------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed, since last report.)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days. YES x/. NO   .

Number of shares of Common Stock outstanding at June 30, 1999:

   Common Stock, par value $0.01 per share              24,509,910
   ---------------------------------------           ----------------
                  (Class)                           (Number of Shares)



                              THESTREET.COM, INC.
                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999


Part I -- FINANCIAL INFORMATION
Item 1.       Condensed Financial Statements.................................1
              Condensed Balance Sheets as of December 31, 1998
              and June 30, 1999..............................................1
              Condensed Statements of Operations for the Three and Six Months
              Ended June 30, 1998 and 1999...................................2
              Condensed Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1999...................................3
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................6
Item 3.       Quantitative and Qualitative Disclosures About Market Risk....22

PART II - OTHER INFORMATION
Item 1.       Legal Proceedings.............................................23
Item 2.       Changes in Securities and Use of Proceeds.....................23
Item 3.       Defaults Upon Senior Securities...............................23
Item 4.       Submission of Matters to Vote of Security Holders.............23
Item 5.       Other Information.............................................23
Item 6.       Exhibits and Reports on Form 8-K..............................24
SIGNATURES    ..............................................................25




PART I -- FINANCIAL INFORMATION
ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                              THESTREET.COM, INC.
                           CONDENSED BALANCE SHEETS
                   AS OF DECEMBER 31, 1998 AND JUNE 30, 1999


                                               DECEMBER 31,         JUNE 30,1999
                                                   1998
                                              ---------------      --------------
                                   ASSETS

CURRENT ASSETS:
Cash and cash equivalents                     $    24,611,958      $  127,100,996
Accounts receivable, net of allowance for
doubtful accounts of $40,000 and
$80,000 as of December 31, 1998 and June 30,
1999, respectively                                    811,419           1,020,469
Other receivables and unbilled revenue                663,137              73,044
Prepaid expenses and other current assets             687,639             721,779
                                              ---------------      --------------
   Total current assets                            26,774,153         128,916,288

Property and equipment, net of accumulated
depreciation and amortization of
$78,110 and $233,885 as of December 31, 1998
and June 30, 1999, respectively.                      599,937           1,487,680
Other assets                                          207,329             268,089
                                              ---------------      --------------
   Total Assets                               $    27,581,419      $  130,672,057
                                              ===============      ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit                                $         3,333       $           -
Accounts payable                                    1,972,065           1,895,467
Accrued expenses                                    1,250,577           2,862,976
Deferred revenue                                      675,513           1,575,964
Other current liabilities                                   -             200,636
                                              ---------------      --------------
   Total current liabilities                        3,856,488           6,535,043
Other long-term liabilities                           200,636                   -
                                              ---------------      --------------
   Total liabilities                                4,057,124           6,535,043
                                              ---------------      --------------

Redeemable convertible Series B preferred
stock; $0.01 par value; 9 1/2%
cumulative; 345,366 and 0 shares issued
and outstanding as of December 31,
1998 and June 30, 1999, respectively               21,106,898

STOCKHOLDERS' EQUITY
Common Stock; $0.01 par value;
   100,000,000 shares authorized, 13,763,838
   and 24,509,910 shares issued and
   outstanding at December 31, 1998 and June
   30, 1999, respectively.                            137,638             245,099
Convertible Preferred Stock -
   Series A; $0.01 par value; 9 1/2%
   cumulative; 118,441 and 0 shares issued
   and outstanding as of December 31, 1998
   and June 30, 1999, respectively.                     1,184                   -
   Series C; $0.01 par value; 1,500 and 0
   shares issued and outstanding as of
   December 31, 1998 and June 30, 1999,
   respectively.                                           15                   -
Additional paid-in capital                         16,349,199         173,048,770
Deferred compensation                              (1,578,000)         (9,086,032)
Advertising receivable                                      -         (12,000,000)
Accumulated deficit                               (12,492,639)        (28,070,823)
                                              ---------------      --------------
   Total stockholders' equity                       2,417,397         124,137,014
                                              ---------------      --------------
   Total liabilities and stockholders' equity $    27,581,419      $  130,672,057
                                              ===============      ==============

      The accompanying notes are an integral part of these balance sheets.






                              THESTREET.COM, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999



                                                          FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                     -------------------------------   -----------------------------
                                                        JUNE 30,        JUNE 30,         JUNE 30,       JUNE 30,
                                                          1998            1999             1998           1999
                                                     --------------- ---------------   ------------- ---------------
                                                               (unaudited)                      (unaudited)

Net revenues:
Advertising revenues                                 $       585,551 $     1,740,440   $   1,159,965 $     2,864,208
Subscription revenues                                        447,764         934,219         706,556       1,646,979
Other revenues                                                82,720         585,752         167,966         740,047
                                                     --------------- ---------------   ------------- ---------------
    Total net revenues                                     1,116,035       3,260,411       2,034,487       5,251,234
Cost of revenues                                             783,943       2,076,666       1,490,481       3,680,923
                                                     --------------- ---------------   ------------- ---------------
    Gross profit                                             332,092       1,183,745         544,006       1,570,311
                                                     --------------- ---------------   ------------- ---------------

Operating expenses:
Product development expenses                                 201,529       1,425,928         341,317       2,826,254
Sales and marketing expenses                               3,691,739       3,357,033       6,419,117       5,510,843
General and administrative expenses                        1,021,121       3,448,816       1,787,730       6,434,927
Noncash compensation expense                                  14,000         632,427          14,000       1,830,175
                                                     --------------- ---------------   ------------- ---------------
    Total operating expenses                               4,928,389       8,864,204       8,562,164      16,602,199
                                                     --------------- ---------------   ------------- ---------------
    Loss from operations                                  (4,596,297)     (7,680,459)     (8,018,158)    (15,031,888)

Interest expense                                            (125,315)              -        (383,043)              -
Interest income                                               47,996         870,477          47,996       1,121,289
                                                     --------------- ---------------   ------------- ---------------
    Loss before provision for income taxes                (4,673,616)     (6,809,982)     (8,353,205)    (13,910,599)
Provision for income taxes                                         -          18,825               -          94,750
                                                     --------------- ---------------   ------------- ---------------
    Net loss                                         $    (4,673,616)$    (6,828,807)  $  (8,353,205)$   (14,005,349)
                                                     =============== ===============   ============= ===============

Net loss per share - basic and diluted               $       (0.61)  $       (0.38)    $     (1.21)  $       (0.97)
                                                     =============== ===============   ============= ===============
Weighted average basic and diluted shares outstanding      8,291,404      20,459,328       7,246,019      17,418,182
                                                     =============== ===============   ============= ===============

                     The accompanying notes are an integral part of these financial statements.




                              THESTREET.COM, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999


                                                  FOR THE SIX       FOR THE SIX
                                                  MONTHS ENDED      MONTHS ENDED
                                                    JUNE 30,          JUNE 30,
                                                  ------------      ------------
                                                      1998              1999
                                                  ------------      ------------
                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $ (8,353,205)     $(14,005,349)
Adjustments to reconcile net loss to net cash
used in operating activities:
Noncash compensation expense                            14,000         1,830,175
Allowance for doubtful accounts                              -            40,000
Depreciation and amortization                          111,885           134,408
(Increase) decrease in accounts receivable            (607,173)         (249,050)
(Increase) decrease in other receivables and
    unbilled revenue                                         -           590,094
(Increase) decrease in prepaid expenses and           (162,597)          (34,140)
    other current assets
(Increase) decrease in other assets                     (9,022)          (60,761)
Increase (decrease) in accounts payable and           (588,628)        1,580,802
    accrued expenses
Increase (decrease) in deferred revenue                253,567           900,451
Increase (decrease) in other long-term
    liabilities                                        100,620                 -
                                                  ------------      ------------
   Net cash used in operating activities            (9,240,553)       (9,273,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                  (311,800)        1,022,152
                                                  ------------      ------------
   Net cash used in investing activities              (311,800)       (1,022,152)
                                                  ------------      ------------

CASH FLOWS FROM FINANCIAL ACTIVITIES:
Proceeds from issuance of common stock                       -       112,787,893
Net borrowings (repayments) under line of credit             -            (3,333)
Proceeds from notes payable                          5,733,955                 -
Net proceeds from private placements                10,016,270                 -
                                                  ------------      ------------
   Net cash provided by financing activities        15,750,225       112,784,560
                                                  ------------      ------------
   Net increase in cash and cash equivalents         6,197,872       102,489,038
Cash and cash equivalents, beginning of period         156,692        24,611,958
                                                  ------------      ------------
Cash and cash equivalents, end of period          $  6,354,564      $127,100,996
                                                  ============      ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during period for:
   Interest                                      $          -                  -
                                                  ============      ============
   Income Taxes                                   $         -       $     94,750
                                                  ============      ============

   The accompanying notes are an integral part of these financial statements.


                            THESTREET.COM, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS


 1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

 BUSINESS

      TheStreet.com, Inc. ("TheStreet.com") is an on-line publisher of financial news, commentary and information. TheStreet.com combines the most important qualities of traditional print journalism -- accuracy, intelligence, fairness and wit -- with the web's advantages as a financial news medium -- timeliness, interactivity and global distribution. Our content is generated by a staff of over 60 professional reporters and editors, in addition to more than 30 outside contributors. We update our site with approximately 40 original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis. We provide our service to the investment community of professionals and individuals to help them make informed investment decisions. We aim to further develop a community of loyal readers to build our subscription base and attract advertisers.

 BASIS OF PRESENTATION

      The information presented as of June 30, 1999 and 1998, and for the three month periods then ended, is unaudited, but, in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which TheStreet.com considers necessary for the fair presentation of the TheStreet.com's financial position as of June 30, 1999, the results of its operations for the three-month and six-month periods ended June 30, 1999 and 1998 and its cash flows for the six-month period ended June 30, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with TheStreet.com's audited financial statements and accompanying notes for the year ended December 31, 1998 included in TheStreet.com's Form S-1 as filed with the Securities and Exchange Commission.

      Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

 2.  NET LOSS PER SHARE OF COMMON STOCK

      TheStreet.com computes net income per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net income per share ("Basic EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding. The following table reconciles the numerator and denominator for the calculation:




                                             For the Three Months Ended                     For the Six Months Ended
                                          6/30/1998              6/30/1999              6/30/1998              6/30/1999
                                      ------------------     ------------------     ------------------     ------------------
                                                     (unaudited)                                   (unaudited)
                                                 ------------------                            ------------------
Numerator:
  Net Loss                            $       (4,673,616)    $       (6,828,807)    $       (8,353,205)    $      (14,005,349)
  Preferred Stock Dividends           $         (313,380)    $         (454,143)    $         (313,380)    $       (1,572,836)
  Accretion of Redeemable
     Convertible Series B
       Preferred Stock                $          (80,622)    $         (408,600)    $          (80,622)    $       (1,252,569)
                                      ------------------     ------------------     ------------------     ------------------
Net Loss Available to Common
  Shareholders                        $       (5,067,618)    $       (7,691,550)    $       (8,747,207)    $      (16,830,754)

Denominator:
  Weighted Average Basic &
     Diluted Shares Outstanding                8,291,404             20,459,328              7,246,019             17,418,182
                                      ------------------     ------------------     ------------------     ------------------

NET LOSS PER SHARE                    $          (0.61)      $          (0.38)      $           (1.21)     $          (0.97)
                                      ==================     ==================     ==================     ==================


 3.  INITIAL PUBLIC OFFERING

      On May 14, 1999, TheStreet.com completed its initial public offering (the "IPO") and sold an aggregate of 6,325,000 shares of TheStreet.com's common stock to the public (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, TheStreet.com's Chairman of the Board, Chief Executive Officer and President, pursuant to the exercise of the underwriters' overallotment option). Net proceeds to TheStreet.com were $108,788,000, after deducting underwriting discounts and commissions and expenses payable by TheStreet.com in connection with the IPO.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains forward-looking statements within the meaning of
 Section 27(a) of the Securities Act of 1933 as amended, Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitations, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this quarterly report on Form 10Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ.

      The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto.

 OVERVIEW

      TheStreet.com is a leading web-based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. We combine the most important qualities of traditional print journalism -- accuracy, intelligence, fairness, and wit -- with the web's advantages as a financial news medium -- timeliness, interactivity and global distribution. With a staff of more than 60 professional reporters and editors, together with over 30 outside contributors, we update our site with approximately 40 original stories throughout each business day and with many additional features on weekends. As a result, we are able to provide our readers with original content which provides for a loyal and increasing readership base.

      We originally organized in June 1996 as a limited liability company
 funded by our co-founders, Mr. James J. Cramer and Dr. Martin Peretz.   In
 May 1998, we were re-organized from a limited liability company into a C corporation, and in May 1999, we completed our initial public offering. We are based in New York City with bureaus in San Francisco and London.

      We derive our revenues from retail and professional subscriptions, advertising and other sources, including content syndication fees. Our two principal sources of revenue are generated from advertisers and subscribers.

      We have a number of strategic relationships that continue to help create brand awareness and increase subscription and advertising revenues. We have subscription distribution agreements with third parties such as E*Trade and DLJ Direct, content distribution agreements with Yahoo!, America Online and Intuit, and joint ventures with media companies such as The New York Times Co. and Fox News Network.

      In addition to providing financial news and commentary, we have developed indices listed on major stock exchanges to monitor the collective performance of companies in various sectors. In conjunction with the Philadelphia Stock Exchange and the Susquehanna Investment Group, we created TheStreet.com Internet Sector, an index of 20 Internet stocks. Options based on the index began trading in December 1998. In February 1999, we created TheStreet.com E-Commerce Index, an index of 15 electronic commerce stocks. In June 1999, we created a third stock index, TheStreet.com E-Finance index, an index of 11 electronic finance stocks.

 RESULTS OF OPERATIONS

 THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

      NET REVENUES

      Advertising Revenues. Advertising revenues are derived from sponsorship arrangements and from the delivery of banner and email advertisements. Advertising revenues increased from $586,000 for the three months ended June 30, 1998 to $1,740,000 for the three months ended June 30, 1999 primarily as a result of agreements with new advertisers. For the three months ended June 30, 1999 approximately 75% of our advertising revenues was derived from sponsorship contracts.

      The number of advertisers increased from 17 for the three months ended June 30, 1998 to 83 for the three months ended June 30, 1999. Our top five advertisers contributed 46% of advertising revenues for the three months ended June 30, 1999, compared to 77% for the three months ended June 30, 1998.

      Subscription Revenues. Net subscription revenues are derived from annual and monthly subscriptions. We calculate net subscription revenues by deducting from gross revenues, cancellation chargebacks and any refunds. During the three months ended June 30, 1999, these cancellation chargebacks and refunds accounted for approximately 4% of total subscriptions revenues. Net subscription revenues increased from $448,000 for the three months ended June 30, 1998 to $934,000 for the three months ended June 30, 1999 primarily as a result of the growth in our subscriber base. For the three months ended June 30, 1999, approximately 77% of our net subscription revenues was derived from annual subscriptions.

      We continue to attract new subscribers to our site, as our subscriber base has grown to approximately 66,000 subscribers, including subscribers paid for as part of the bulk subscription contracts, as of June 30, 1999. During the three months ended June 30, 1999, we averaged one million unique visitors per month and 15 million page views per month. During this same period, registered users including subscribers and free trial members spent an average of 23 minutes per visit on our site.

      Other Revenues. Other revenues increased from $83,000 for the three months ended June 30, 1998 to $586,000 for the three months ended June 30, 1999 primarily as a result of hosting and new syndication arrangements with online and print media companies, and one-time consulting services related to content syndication.

      COST OF REVENUES

      Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues increased from $784,000 for the three months ended June 30, 1998 to $2,077,000 for the three months ended June 30, 1999 primarily as a result of the growth of our editorial staff from 35 as of June 30, 1998 to 66 as of June 30, 1999, an increase in the number of outside contributors, an increase in data service fees for editorial research, and an increase in content licensing fees.

      PRODUCT DEVELOPMENT EXPENSES

      Product development expenses include compensation and benefits for software developers, expenses for contract programmers and developers, communication lines, and other technology costs. Product development expenses increased from $202,000 for the three months ended June 30, 1998 to $1,426,000 for the three months ended June 30, 1999 primarily as a result of the commencement of new product development projects and an increase of our technology headcount from 6 people as of June 30, 1998 to 24 as of June 30, 1999. We introduced our own subscription management system in late May 1999 and made additional enhancements to our web site. All product development costs are expensed as incurred.

      SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of advertising and promotion on television, online and in print, advertising commissions, promotional materials, and compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased from $3,692,000 for the three months ended June 30, 1998 to $3,357,000 for the three months ended June 30, 1999 primarily due to a reduction in television and online advertising caused by our initial public offering. We anticipate incurring additional costs related to advertising and promotion on television, online and in print.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of compensation and benefits for general management, finance and administrative personnel, occupancy costs, professional fees, depreciation and other office expenses. General and administrative expenses increased from $1,021,000 for the three months ended June 30, 1998 to $3,449,000 for the three months ended June 30, 1999 primarily as a result of incurring additional costs to support the growth of our business and costs related to our being a public company. The increased costs of supporting the growth of our business primarily relate to hiring additional personnel, one-time costs related to an office move, increased computer supplies and services, increased professional service fees and increased costs for office supplies.

      NONCASH COMPENSATION EXPENSE

      In 1998 and the first six months of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was approximately $632,000 for the three months ended June 30, 1999. The remaining noncash compensation expense for 1999 is currently estimated to be $1.3 million.

      INTEREST EXPENSE (INCOME) NET

      For the three months ended June 30, 1998, interest expense on loans from members of TheStreet.com, L.L.C. was $125,000. In May 1998, the loans and remaining accrued interest were converted into equity when TheStreet.com, L.L.C. converted into TheStreet.com, Inc. For the three months ended June 30, 1998, interest income was $48,000, primarily from interest earned on the cash proceeds from a private placement in May 1998. For the three months ended June 30, 1999, interest income was $870,000 primarily as a result of proceeds from the completion of a $25 million private placement in December 1998, additional equity investments in the first quarter of 1999 and net proceeds from our initial public offering in May 1999 of $108,788,000.

 INCOME TAXES

      The provision for income taxes of $19,000 for the three months ended June 30, 1999 relates primarily to state and local taxes.


 SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

      NET REVENUES

      Advertising Revenues. Advertising revenues increased from $1,160,000 in the six months ended June 30, 1998 to $2,864,000 in the six months ended June 30, 1999 due to an increase in our sales of sponsorship banner and email advertisements. In the six months ended June 30, 1998, 82% of our advertising revenues were derived from sponsorship contracts. In the six months ended June 30, 1999, 81% of our advertising revenues was derived from sponsorship contracts.

      The number of advertisers increased from 30 for the six months ended June 30, 1998 to 114 for the six months ended June 30, 1999. Our top five advertisers contributed 51% of advertising revenues for the six months ended June 30, 1999, compared to 73% for the six months ended June 30, 1998.

      Subscription Revenues. Net subscription revenues increased from $707,000 in the six months ended June 30, 1998 to $1,647,000 in the six months ended June 30, 1999 primarily as a result of the growth in our subscriber base. During the six months ended June 30, 1999, cancellation chargebacks and refunds accounted for approximately 4% of total subscription revenues. For the six months ended June 30, 1999, approximately 73% of our net subscription revenues was derived from annual subscriptions.

      Other Revenues. Other revenues increased from $168,000 in the six months ended June 30, 1998 to $740,000 in the six months ended June 30, 1999. In the six months ended June 30, 1998, our other revenues consisted of revenues derived from a syndication and hosting partnership with ABCNEWS.com and Starwave (an affiliate of ABCNEWS.com). As part of this arrangement, we agreed to syndicate a portion of our news content to ABCNEWS.com in return for technology and hosting services from Starwave. This arrangement ceased once our internal subscription management system became operational in late May 1999. In the six months ended June 30, 1999, other revenues consisted primarily of hosting and new syndication arrangements with online and print media companies, and revenues from one-time consulting services related to content syndication.

      COST OF REVENUES

      Cost of revenues increased from $1,490,000 for the six months ended June 30, 1998 to $3,681,000 for the six months ended June 30, 1999 primarily as a result of the growth of our editorial staff from 35 as of June 30, 1998 to 66 as of June 30, 1999, an increase in the number of outside contributors, an increase in data service fees for editorial research, and an increase in content licensing fees.

      PRODUCT DEVELOPMENT EXPENSES

      Product development expenses increased from $341,000 for the six months ended June 30, 1998 to $2,826,000 for the six months ended June 30, 1999, primarily as a result of the commencement of new product development projects, and an increase in the headcount from 6 people as of June 30, 1998 to 24 people as of June 30, 1999.

      SALES AND MARKETING EXPENSES

      Sales and marketing expenses decreased from $6,419,000 for the six months ended June 30, 1998 to $5,511,000 for the six months ended June 30, 1999, primarily due to a reduction in television and online advertising caused by our initial public offering. We anticipate incurring additional costs related to advertising and promotion on television, online and in print.

      GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative costs increased from $1,788,000 for the six months ended June 30, 1998 to $6,435,000 for the six months ended June 30, 1999 primarily as a result of hiring additional personnel and incurring additional costs to support the growth of our business and costs related to our being a public company. The increased costs of supporting the growth of our business primarily relate to rent and moving expenses, professional service fees, insurance costs and equipment depreciation.

      NONCASH COMPENSATION EXPENSE

      During 1998 and the first six months of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense over the period that these specific options vest. For the first six months ended June 30, 1999, we recorded $1,830,000 noncash compensation expense related to these options. We estimate this expense will be approximately $3.130 million for the year ended December 31, 1999. The remaining noncash compensation expense beyond 1999 is currently estimated to be $8 million.

      INTEREST EXPENSE (INCOME) NET

      For the six months ended June 30, 1998, interest expense on loans from founders of the TheStreet.com, L.L.C. was $383,000. In May 1998, the loans and remaining accrued interest were converted into equity when TheStreet.com, L.L.C. converted into TheStreet.com, Inc. For the first six months of June 30, 1998 interest income was $48,000, primarily from interest earned on the cash proceeds from a private placement in May 1998. For the six months ended June 30, 1999, interest income was $1,121,000, primarily from interest earned on the cash proceeds from our initial public offering.

 INCOME TAXES

      For the six months ended June 30, 1999, income taxes were $95,000, primarily due to state and local income tax assessments.

 LIQUIDITY AND CAPITAL RESOURCES

      We currently invest in money market funds that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes. As of June 30, 1999, our cash and cash equivalents amounted to $127,101,000, compared to $24,612,000 as of December 31, 1998.

      We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

      Cash used in operating activities of $9,273,000 for the six months ended June 30, 1999 was primarily due to a net loss of $14,005,000, offset by non cash charges of $1,830,000 for compensation expense, an increase in accounts payable and accrued expenses of $1,581,000 for normal operating expenses, and an increase in deferred revenue of $900,000 primarily due to the increase in annual subscriptions sales. Significant uses of cash in operations for the six months ended June 30, 1999 include costs associated with additional reporters and editors, sales and marketing activities to establish and promote our products and services, product development expenses to enhance our web site's features and functionality, and general and administrative expenses to support the growth of our business.

      Cash used in investing activities of $1,022,000 for the six months ended June 30, 1999 consisted primarily of capital expenditures. Capital expenditures have generally consisted of purchases of computer hardware related to increasing our capacity and enhancing our web site.

      Cash provided by financing activities was $112,785,000 for the six months ended June 30, 1999 due to the initial public offering completed in May 1999 of 6,325,000 shares at a $19 offering price per share with proceeds of $108,788,000 net of underwriting and offering expenses, and $4,000,000 as a result of issuances of common stock in the first quarter of 1999.

      We believe that the net proceeds from our initial public offering, together with our current cash, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to us, or at all. Strategic relationships, if necessary to raise additional funds, may require us to provide rights to certain of our content. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

 YEAR 2000 READINESS DISCLOSURE

 OUR STATE OF READINESS

      We have defined Year 2000 compliance as follows: Information Technology ("IT") time and date data processes, including, but not limited to, calculating, comparing and sequencing data from, into and between the 20th and 21st centuries contained in our products and services, and our non-IT systems, will function accurately, continuously and without degradation in performance and without requiring intervention or modification in any manner that will or could materially adversely affect the performance of such products or the delivery of such services as applicable at any time hereafter.

      We have substantially completed the process of determining the Year 2000 readiness of our IT systems, which include the hardware and software necessary to provide and deliver our service, and of our non-IT systems, except for our telephone systems which we expect to replace before the end of this year. TheStreet.com's assessment plan consists of the following steps:

      (i) evaluating our date dependent code, software and hardware and evaluating external dependencies;

      (ii) quality assurance testing of our internally-developed proprietary software and systems;

      (iii) obtaining assurances or warranties from third-party vendors and licensors of material hardware, software and services that are related to the delivery of our services; and

      (iv) evaluating the need for, and preparing and implementing if required, a contingency plan.


      To date, our assessment has determined that our material internally developed software and systems are Year 2000 compliant and our material hardware, software and service vendors have informed us that the products we are using to support our services are Year 2000 compliant. Our hosting service, Exodus Communications, has represented to us that its systems are Year 2000 compliant or will be upgraded to be compliant in the normal course of business through upgrades or installation of software patches. Substantially all hardware used in our network operations and office operations has been certified as Year 2000 compliant by our vendors. We expect to be moving from our present facilities at the end of this year, and, therefore, we have not asked for assurances from our current landlord on the Year 2000 compliance of our existing facilities.

 THE COSTS TO ADDRESS YEAR 2000 ISSUES

      We have incurred $25,200 in costs in connection with our Year 2000 compliance efforts since inception through June 30, 1999. We expect to incur approximately $20,000 in additional costs to make our systems Year 2000 compliant, which will be expensed as incurred.

      We are not currently aware of any material operational issues or costs associated with preparing our systems for the Year 2000. Nonetheless, we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material vendor to be Year 2000 compliant.

 CONTINGENCY PLANS

      We have not yet developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 compliance. The cost of developing and implementing such a plan, if necessary, could be material.

 RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should carefully consider the following risks before making an investment decision. If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected.

 OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT

      We commenced operations in June 1996 and launched our web site in November 1996. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. An investor in our common stock must consider the risks, expenses and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including web-based financial news and information companies.

 WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE

      As of June 30, 1999, we had an accumulated deficit of $28.1 million. We have not achieved profitability and expect to continue to incur net losses in 1999 and subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

 IF WE ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED EDITORIAL STAFF AND OUTSIDE CONTRIBUTORS, OUR BUSINESS COULD BE HARMED

      Our future success depends substantially upon the continued efforts of our editorial staff and outside contributors to produce original, timely, comprehensive and trustworthy content. Only a few of our writers are bound by employment agreements. Competition for financial journalists is intense, and we may not be able to retain existing or attract additional highly qualified writers in the future. If we lose the services of a significant number of our editorial staff and outside contributors or are unable to continue to attract additional writers with appropriate qualifications, our business, results of operations and financial condition could be materially adversely affected.

      In addition, we believe that some of our writers, including Mr. James
 J. Cramer and Mr. Herb Greenberg, have a large and loyal following among our readers. Mr. Cramer has an employment agreement with us that terminates in February 2003. Mr. Greenberg has an employment agreement with us that terminates in March 2001. If we lose the services of prominent members of our editorial staff, including Mr. Greenberg, or popular outside contributors, including Mr. Cramer, a significant number of our subscribers may not renew their subscriptions or the number of our readers may decrease. A significant reduction in the number of our subscribers or readers could materially adversely affect our business, results of operations and financial condition.

 POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE FINANCIAL FORECASTING DIFFICULT

      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control.

      We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal or other patterns may develop in our industry.

      We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some future quarters our operating results may be below the expectations of public market analysts and investors. In such an event, the price of our common stock may fall.

 OUR FUTURE SUCCESS DEPENDS ON MAINTAINING AND INCREASING OUR SUBSCRIBER
 BASE

      Our future success is highly dependent on an increase in the number of readers who are willing to subscribe to online financial news and information publications. The number of Internet users willing to pay for online financial news and information may not continue to increase. If the market for subscription-based online financial news and information publications develops more slowly than we expect, our business, results of operations and financial condition could be materially adversely affected. Further, we presently offer a portion of our content for free. In the future we intend to increase the free portion of our content to increase traffic. However, this change may reduce the number of our new or renewing subscribers, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, during the fourth quarter of 1998, we began to participate in a program where our readers can receive annual subscriptions to our site by redeeming frequent flyer miles through a third-party service. Additional readers may not subscribe through this program. Further, while we do not expect that these subscribers will renew their subscriptions at a rate consistent with the renewal rate of our general subscriber base, it is possible that the actual renewal rate of these subscribers may be significantly lower than our expectations, which could materially adversely affect our business, results of operations and financial condition.

 WE DEPEND ON OUR TOP ADVERTISERS FOR A SIGNIFICANT PORTION OF OUR ADVERTISING REVENUES, AND THE LOSS OF ONE OR MORE OF OUR TOP ADVERTISERS MAY HARM OUR BUSINESS

      In 1998, our top advertiser accounted for approximately 40%, and our top five advertisers accounted for approximately 65%, of our total advertising revenues. For the six months ended June 30, 1999, our top five advertisers accounted for approximately 51% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of one or more of our top advertisers. Further, if we do not continue to increase our revenue from financial services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. We believe that we charge advertising rates that are among the highest of financial web sites. However, there can be no assurance that we will be able to command premium rates in the future. Further, as we increase the free portion of our site, which may command lower advertising rates than our premium sections, current advertisers may seek to switch to these less expensive areas. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

 OUR INTERNATIONAL EXPANSION MAY INCREASE EXPENSES AND CREATE COMPLIANCE AND OPERATIONAL DIFFICULTIES

      We intend to expand our business into international markets. In the event that we conduct international expansion, we will incur significant additional costs which would result in additional losses. Also, we will encounter many of the risks associated with international business expansion, generally. These risks include, but are not limited to, language barriers, changes in currency exchange rates, political and economic instability, difficulties with regulatory compliance and difficulties with enforcing contracts and other legal obligations.

 INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

      An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue to increase. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

      o online services or web sites focused on business, finance and investing, such as MarketWatch.com, The Wall Street Journal Interactive Edition, DowJones.com and The Motley Fool;

      o publishers and distributors of traditional media, including print, radio and television, such as The Wall Street Journal, Barrons, Fortune, Bloomberg Business Radio and CNBC;

      o providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service, Dow Jones Markets and Bridge News Service;


      o         web "portal" companies, such as Yahoo! and America Online;
                and

      o online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab and E*TRADE

      Our ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

      Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies (including offering their financial news for free) and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, readers, staff or outside contributors, which could materially adversely affect our business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

      We also compete with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or our web site to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our web site.

 A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER WEB SITES COULD DECREASE OUR SUBSCRIBER AND READER BASE, WHICH MAY HARM OUR BUSINESS

      We depend on establishing and maintaining subscription distribution relationships with online financial services firms and content syndication relationships with high-traffic web sites for a significant portion of our subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and we may have to pay significant fees to establish additional content syndication relationships or maintain existing relationships in the future. We may be unable to enter into relationships with these firms or sites on commercially reasonable terms or at all. Even if we enter into these relationships, they may not attract significant numbers of readers. Therefore, our site may not receive a significant number of additional subscribers or readers from such relationships.

      Many companies that we may approach for a strategic relationship or who already have strategic relationships with us also provide financial news and information from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with us. Our business, results of operations and financial condition could be materially adversely affected if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in an increase in the number of subscribers or readers of our web site.

 FAILURE TO RETAIN AND INTEGRATE OUR ADVERTISING SALES FORCE COULD RESULT IN LOWER ADVERTISING REVENUES

      We depend on our internal advertising sales department to maintain and increase our advertising sales. As of June 30, 1999, our advertising sales department consisted of 12 employees. The success of our advertising sales department is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain an effective advertising sales department.

 WE MAY BE UNABLE TO MANAGE OUR GROWTH, WHICH MAY HARM OUR BUSINESS

      We have experienced rapid growth in our operations. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial controls and procedures and operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. As of June 30, 1999, we had a total of 158 employees, as compared to 100 employees as of December 31, 1998 and 33 employees as of December 31, 1997. We expect that the number of our employees will continue to increase for the foreseeable future. We will need to integrate these employees into our workforce successfully. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

 WE MAY BE UNABLE TO GROW THROUGH ACQUISITIONS AND INTEGRATE FUTURE ACQUISITIONS INTO OUR BUSINESS

      We intend to pursue a growth strategy involving acquisitions of other companies. However, we may be unable to successfully pursue and complete these acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. There can be no assurance that we can successfully integrate these acquisitions into our business or implement our plans without delay or substantial cost. In addition, future acquisitions by us could result in the incurrence of debt and contingent liabilities which could have a material adverse effect upon our financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth may have a material adverse effect on our financial condition and results of operations.

 OUR FUTURE SUCCESS DEPENDS ON THE CONTINUED SERVICES OF OUR KEY MANAGEMENT PERSONNEL

      Our future success depends upon the continued service of certain key management personnel. The loss of one or more of our key management personnel could materially adversely affect our business, results of operations and financial condition. A few of our employees have entered into non-competition agreements with us. However, other employees may leave us and work for our competitors or start their own competing business.

 UNEXPECTED INCREASES IN TRAFFIC MAY STRAIN OUR SYSTEMS

      In the past, we have experienced significant spikes in traffic on our web site when there have been important financial news events. In addition, the number of our readers has continued to increase over time and we are seeking to increase our reader base further. Accordingly, our web site must accommodate a high volume of traffic, often at unexpected times. Our web site has in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our readers to perceive our web site as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, our business, results of operations and financial condition could be materially adversely affected.

 WE FACE A RISK OF SYSTEM FAILURE THAT MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

      Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system, DART by DoubleClick. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Although we do not have a formal disaster recovery plan, we are in the process of developing one. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers. In February 1999, we entered into a one-year Internet-hosting agreement with Exodus Communications, Inc. to maintain all of our production servers at Exodus' New Jersey data center. Our operations depend on Exodus' ability to protect its and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our web site provided by Exodus could materially adversely affect our business, results of operations and financial condition. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

 DIFFICULTIES ASSOCIATED WITH OUR BRAND DEVELOPMENT MAY HARM OUR ABILITY TO ATTRACT SUBSCRIBERS AND READERS

      We believe that maintaining and growing awareness about the TheStreet.com brand is an important aspect of our efforts to continue to attract subscribers and readers. The importance of brand recognition will increase in the future because of the growing number of web sites providing financial news and information. We cannot assure you that our efforts to build brand awareness will be successful.


 FAILURE TO MAINTAIN OUR REPUTATION FOR TRUSTWORTHINESS MAY REDUCE THE NUMBER OF OUR READERS, WHICH MAY HARM OUR BUSINESS

      It is very important that we maintain our reputation as a trustworthy news organization. The occurrence of events, including our misreporting a news story or the non-disclosure of stock ownership by one or more of our writers in breach of our compliance policy, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our readers, which could materially adversely affect our business, results of operations and financial condition.

 POTENTIAL LIABILITY FOR INFORMATION DISPLAYED ON OUR WEB SITE MAY REQUIRE US TO DEFEND AGAINST LEGAL CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES

      We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites. Our insurance may not adequately protect us against these claims.

 YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS

      Many currently installed computer systems and software products are coded to accept only two-digit entries to identify a year in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century dates and 21st century dates. Accordingly, our customers, potential customers, vendors and strategic partners may need to upgrade their computer systems and software products to comply with applicable "Year 2000" requirements.

      Because we and our subscribers and readers are dependent, to a very substantial degree, upon the proper functioning of our and their computer systems, a failure of our or their computer systems to correctly recognize dates beyond December 31, 1999, could materially disrupt our operations or the ability of our subscribers and readers to access our web site, which could materially adversely affect our business, results of operations and financial condition.

 FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BRAND-BUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY

      To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered our trademarks in the United States and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition.


 WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES

      Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

 DIFFICULTIES IN DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE COULD HARM OUR BUSINESS

      We intend to introduce additional and enhanced services in order to retain our current readers and attract new readers. If we introduce a service that is not favorably received, our current readers may choose a competitive service over ours or fail to renew their subscriptions. We may also experience difficulties that could delay or prevent us from introducing new services. These difficulties may include the loss of, or inability to obtain or maintain, third-party technology license agreements. Furthermore, the new services we may introduce could contain errors that are discovered after these services are introduced. In these cases, we may need to significantly modify the design or implementation of such services on our web site to correct these errors. Our business, results of operations and financial condition could be materially adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by our readers.

 OUR ABILITY TO MAINTAIN AND INCREASE OUR READER BASE DEPENDS ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE WEB

      The web-based information market is new and rapidly evolving. Our business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

      o         inadequate network infrastructure;

      o         security concerns;

      o         inconsistent quality of service; and

      o unavailability of cost-effective, high-speed access to the Internet.

      Our readers depend on Internet service providers, online service providers and other web site operators for access to our web site. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our readers to perceive the web in general or our web site in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. We also depend on a number of information providers to deliver information and data feeds to us on a timely basis. Our web site could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could materially adversely affect our business, results of operations and financial condition.

 A GENERAL DECLINE IN ONLINE ADVERTISING OR OUR INABILITY TO ADAPT TO TRENDS IN ONLINE ADVERTISING COULD HARM OUR ADVERTISING REVENUES

      No standards have been widely accepted to measure the effectiveness of web advertising. If standards do not develop, existing advertisers may not continue or increase their levels of web advertising. If standards develop and we are unable to meet these standards, advertisers may not continue advertising on our site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the web. Our business, results of operations and financial condition could be materially adversely affected if the market for web advertising declines or develops more slowly than expected.

      Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect our advertising revenues.

      We compete with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the web in general or our web site in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to online advertising or to advertising on our web site.

 GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE WEB COULD INCREASE OUR COSTS OF TRANSMITTING DATA AND INCREASE OUR LEGAL AND REGULATORY EXPENDITURES AND COULD DECREASE OUR READER BASE

      Existing domestic and international laws or regulations specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web site or otherwise materially adversely affect our business.


 CONCERNS ABOUT WEB SECURITY COULD REDUCE OUR ADVERTISING REVENUES, DECREASE OUR READER BASE AND INCREASE OUR WEB SECURITY EXPENDITURES

      Concern about the transmission of confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as signing up for a paid subscription, executing stock trades or purchasing goods or services. Because many of our advertisers seek to advertise on our web site to encourage people to use the web to purchase goods or services, our business, results of operations and financial condition could be materially adversely affected if Internet users significantly reduce their use of the web because of security concerns. We may also incur significant costs to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches.

 SHARES ELIGIBLE FOR PUBLIC SALE AFTER OUR INITIAL PUBLIC OFFERING COULD ADVERSELY AFFECT OUR STOCK PRICE

      As of June 30, 1999, there were outstanding 24,509,910 shares of our common stock. Of these shares, the shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining shares will be "restricted securities," subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

      Our directors, executive officers, and substantially all of our current stockholders and optionholders have agreed, subject to limited exceptions, that during the period between May 10, 1999 through and including November 6, 1999, that they will not, without the prior written consent of Goldman, Sachs & Co., directly or indirectly, offer to sell, sell or otherwise dispose of any shares of common stock. After the first anniversary of our initial public offering, some holders of common stock will have the right to request the registration of their shares under the Securities Act. Upon the effectiveness of that registration statement, all shares covered by that registration statement will be freely transferable.

      We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will materially adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

 CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR STOCKHOLDERS

      As of June 30, 1999, our officers, directors and greater-than-five-percent stockholders (and their affiliates), in the aggregate, beneficially own approximately 55% of the outstanding common stock. As a result, these persons, acting together, have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of the common stock.


 VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS

      The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Investors may not be able to resell their shares at or above the price at which they bought them.

      In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could materially adversely affect our business, results of operations and financial condition.

 ANTI-TAKEOVER PROVISIONS COULD PREVENT OR DELAY A CHANGE OF CONTROL

      Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

 WE DO NOT INTEND TO PAY DIVIDENDS

      We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Applicable.

 PART II - OTHER INFORMATION

 ITEM 1.        LEGAL PROCEEDINGS.

      TheStreet.com, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. We believe that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its results of operations, financial position or liquidity.

 ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

      On May 14, 1999, TheStreet.com completed an initial public offering in which it sold an aggregate of 6,325,000 shares of its common stock, $0.01 par value (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, TheStreet.com's Chairman of the Board, Chief Executive Officer and President, subject to the underwriters' over-allotment option). The managing underwriters in the offering were Goldman, Sachs & Co., Hambrecht & Quist LLC and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-72799) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on May 10, 1999. All 6,325,000 shares of common stock registered under the Registration Statement were sold at a price of $19.00 per share for gross proceeds of $120,175,000. Offering proceeds to TheStreet.com, net of underwriter discounts and commissions and other related expenses, were approximately $108.8 million.

      Net offering proceeds received on May 14, 1999 from the initial public offering were used for general corporate purposes and to provide working capital to develop new products and expand internationally. Funds not used have been invested in short-term investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. TheStreet.com also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services, although no specific acquisitions have been made and no portion of the net proceeds has been allocated for any acquisition. None of the net offering proceeds of the initial public offering have been or will be paid directly or indirectly to any director, officer of TheStreet.com or their associates, persons owning 10% or more of any class of TheStreet.com's equity securities, or an affiliate of TheStreet.com.

 ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

 ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      Not Applicable.

 ITEM 5.        OTHER INFORMATION.

      Not Applicable.

 ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

      (a)       Exhibits

        Exhibit
        Number Description

        10.1 Agreement of Lease, dated July 22, 1999, between W12/14 Wall Acquisition Associates LLC and TheStreet.com, Inc.

        10.2 Subordination, Non-Disturbance and Attornment Agreement, dated July 22, 1999, between PW Real Estate Investments Inc. and TheStreet.com, Inc.

        10.3   Sublease Agreement, dated July 22, 1999, between
                TheStreet.com, Inc. and W12/14 Wall Acquisition Associates
                LLC.

        10.4   Letter Agreement, dated July 22, 1999, between Rector
                Trinity Associates, LLC, TheStreet.com, Inc. and W12/14 Wall Acquisition Associates LLC.

        10.5 Amendment to Interactive Services Agreement, dated April 16, 1999, by and between America Online, Inc. and TheStreet.com, L.L.C.

        27.1   Financial Data Schedule.

      (b)       Reports on Form 8-K

        Not Applicable.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 Date: August 16, 1999          TheStreet.com, Inc.
                                (Registrant)


                                By: /s/ Kevin W. English
                                    ---------------------------
                                Name:   Kevin W. English
                                Title:  Chairman, Chief Executive Officer
                                          and President


 Date: August 16, 1999          By:  /s/ Paul Kothari
                                     -------------------------------
                                Name:   Paul Kothari
                                Title:  Vice President and Chief Financial
                                          Officer




                               EXHIBIT INDEX


Exhibit No.                 Description

10.1 Agreement of Lease, dated July 22, 1999, between W12/14 Wall Acquisition Associates LLC and TheStreet.com, Inc.

10.2 Subordination, Non-Disturbance and Attornment Agreement, dated July 22, 1999, between PW Real Estate Investments Inc. and TheStreet.com, Inc.

10.3 Sublease Agreement, dated July 22, 1999, between TheStreet.com, Inc. and W12/14 Wall Acquisition Associates LLC.

10.4 Letter Agreement, dated July 22, 1999, between Rector Trinity Associates, LLC, TheStreet.com, Inc. and W12/14 Wall Acquisition Associates LLC.

10.5 Amendment to Interactive Services Agreement, dated April 16, 1999, by and between America Online, Inc. and TheStreet.com, L.L.C.

27.1                        Financial Data Schedule