Form 10-Q
period 1999-09-30
THESTREET COM
filed 1999-11-15
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999

                                            OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

                       Commission File Number 0-25779

                            TheStreet.com, Inc.
           (Exact name of Registrant as specified in its charter)

             Delaware                                  06-1515824
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification Number)


                        2 Rector Street, 14th Floor
                          New York, New York 10006
                  (Address of principal executive offices)

                               (212) 602-0400
            (Registrant's telephone number, including area code)

                              Not applicable.
            (Former name, former address and former fiscal year,
                      if changed, since last report)


       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has
been subject to such filing requirements for the past 90 days. YES X   NO

Number of shares of Common Stock outstanding at September 30, 1999:

  Common Stock, par value $0.01 per share              24,522,410
_____________________________________________      __________________
                (Class)                            (Number of Shares)



                            THESTREET.COM, INC.
                                 FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1999


Part I -- FINANCIAL INFORMATION

       Item 1.  Condensed Consolidated Financial Statements..................1
                Condensed Consolidated Balance Sheets as of
                  December 31, 1998 and September 30, 1999...................1
                Condensed Consolidated Statements of Operations for
                  the Three and Nine Months Ended September 30,
                  1998 and 1999..............................................2
                Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 1998 and 1999......3
       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................6
       Item 3.  Quantitative and Qualitative Disclosures About Market Risk..22

PART II - OTHER INFORMATION
       Item 1.  Legal Proceedings...........................................23
       Item 2.  Changes in Securities and Use of Proceeds...................23
       Item 3.  Defaults Upon Senior Securities.............................23
       Item 4.  Submission of Matters to Vote of Security Holders...........23
       Item 5.  Other Information...........................................23
       Item 6.  Exhibits and Reports on Form 8-K............................24
       SIGNATURES...........................................................25



PART I -- FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                            THESTREET.COM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
               AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999


                                                                   DECEMBER 31,         SEPTEMBER
                                                                       1998             30, 1999
                                                                                       (UNAUDITED)
                                                                   ------------        -----------
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $24,611,958       $136,532,538
Accounts receivable, net of allowance for doubtful accounts of
$40,000 and $180,000 as of December 31, 1998 and September 30,           811,419         1,876,575
1999, respectively.
Other receivables and unbilled revenue                                   663,137           209,150
Prepaid expenses and other current assets                                687,639         1,900,376
                                                                   --------------      ------------
      Total current assets                                            26,774,153       140,518,639
Property and equipment, net of accumulated depreciation and
amortization of $78,110 and $411,788 as of December 31, 1998 and         599,937         3,096,182
September 30, 1999, respectively.
Other assets                                                             207,329           395,814
                                                                   --------------      ------------
      Total assets                                                   $27,581,419       $144,010,636
                                                                   ==============      ============


           LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Line of credit                                                            $3,333            $    -
Accounts payable                                                       1,927,065         2,522,541
Accrued expenses                                                       1,250,577         4,205,212
Deferred revenue                                                         675,513         2,499,228
Other current liabilities                                                      -           100,318
                                                                   --------------      ------------
      Total current liabilities                                        3,856,488         9,327,299
Long-term debt                                                           200,636                 -
Minority Interest                                                              -        16,687,215
                                                                   --------------      ------------
      Total liabilities                                                4,057,124        26,014,514
                                                                   --------------      ------------

Redeemable convertible Series B preferred stock; $0.01 par value;     21,106,898                 -
9 1/2% cumulative; 345,366 and 0 shares issued and outstanding as of December 31, 1998 and June 30, 1999, respectively.

STOCKHOLDERS' EQUITY
Common Stock; $0.01 par value;
100,000,000 shares authorized, 13,763,838 and 24,522,410 shares          137,638           245,224
issued and outstanding at December 31, 1998 and September 30,
1999, respectively.
Convertible Preferred Stock -
Series A; $0.01 par value; 9 1/2 % cumulative; 118,441 and 0
shares issued and outstanding as of December 31, 1998 and                  1,184                 -
September 30, 1999, respectively.
Series C; $0.01 par value; 1,500 shares issued and outstanding as
of December 31, 1998 and 0 as of September 30, 1999.                          15                 -
Additional paid-in capital                                            16,349,199       173,049,021
Deferred compensation                                                 (1,578,000)       (8,453,605)
Advertising receivable                                                         -       (10,952,025)
Accumulated deficit                                                  (12,492,639)      (35,892,493)
                                                                   --------------      ------------
      Total stockholders' equity                                       2,417,397       117,996,122
                                                                   --------------      ------------

      Total liabilities and stockholders' equity                     $27,581,419       $144,010,636
                                                                   ==============      ============

           The accompanying notes are an integral part of these balance sheets.


                                    THESTREET.COM, INC.
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                             (UNAUDITED)                       (UNAUDITED)
                                     ----------------------------     -------------------------------
                                        1998            1999               1998             1999
                                        ----            ----               ----             ----

Net revenues:
Advertising & E-Commerce revenues     $  574,681    $  2,141,675       $  1,734,646    $   5,005,883
Subscription revenues                    437,669       1,350,937          1,144,226        2,997,917
Other revenues                           105,227         455,430            273,193       1,195,475
                                     ------------   -------------     ---------------   -------------
       Total net revenues              1,117,577       3,948,042          3,152,065       9,199,275
Cost of revenues                       1,076,846       2,664,024          2,567,325       6,344,947
                                     ------------   -------------     ---------------   -------------
          Gross profit                    40,731       1,284,018            584,740       2,854,328
                                     ------------   -------------     ---------------   -------------

Operating expenses:
Product development expenses             444,222       1,735,726            785,540       4,561,979
Sales and marketing expenses           1,534,668       4,697,601          7,953,783      10,208,439
General and administrative
  expenses                             1,313,491       3,756,270          3,101,222      10,191,191
Noncash compensation expense              26,000         629,925             40,000       2,460,100
                                     ------------   -------------     ---------------   -------------
   Total Operating expenses            3,318,381      10,819,523         11,880,545      27,421,710
                                     ------------   -------------     ---------------   -------------
   Loss from operations               (3,277,650)     (9,535,505)       (11,295,805)    (24,567,382)

Interest expense                               -               -           (383,043)              -
Interest income                           75,785       1,475,096            123,781       2,596,385
                                     ------------   -------------     ---------------   -------------
Loss before provision for income
   taxes and minority interest        (3,201,865)     (8,060,409)       (11,555,067)    (21,970,997)

Provision for income taxes                     -               -                 -           94,750
Minority Interest                              -         238,729                 -          238,729
                                     ------------   -------------     ---------------   -------------
   Net Loss                         $ (3,201,865)   $ (7,821,680)     $ (11,555,067)   $(21,827,018)
                                     ============   =============     ===============   =============
Net loss per share - basic and
diluted                             $      (0.40)   $      (0.32)     $       (1.57)   $      (1.24)
                                     ============   =============     ===============   =============
Weighted average basic and diluted
shares outstanding                     9,691,061      24,521,730           8,019,484      19,812,052
                                     ============   =============     ===============   =============


        The accompanying notes are an integral part of these financial statements.


                            THESTREET.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                                                            FOR THE NINE MONTHS   FOR THE NINE MONTHS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                                (UNAUDITED)           (UNAUDITED)
                                                           ------------------------------------------
                                                                  1998                     1999
                                                           -------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                      $ (11,555,067)     $   (21,827,018)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Noncash compensation expense                                         40,000            2,460,100
Noncash advertising expense                                               -            1,047,975
Allowance for doubtful accounts                                      60,000              140,000
Minority Interest                                                         -             (238,729)
Depreciation and amortization                                      (175,158)             315,188
(Increase) decrease in accounts receivable                         (394,387)          (1,205,156)
(Increase) decrease in other receivables and
  unbilled revenue                                                 (198,105)             453,987
(Increase) decrease in prepaid expenses and other
  current assets                                                   (278,028)          (1,212,737)
(Increase) decrease in other assets                                 (56,766)            (188,485)
Increase (decrease) in accounts payable and accrued
  expenses                                                          313,668            3,550,111
Increase (decrease) in deferred revenue                             359,160            1,823,715
Increase (decrease) in deferred rent                                120,758             (100,317)
                                                           -------------------   --------------------
       Net cash used in operating activities                    (11,763,925)         (14,981,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                 54,935           (2,808,557)
                                                           -------------------   --------------------
       Net cash used for investing activities                        54,935           (2,808,557)
                                                           -------------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in Minority Interest                                             -           16,925,944
Proceeds from issuance of common stock                                    -          112,787,892
Net borrowings (repayments) under line of credit                          -               (3,333)
Proceeds from notes payable                                       5,733,955                    -
Net proceeds from private placements                              9,984,334                    -
                                                           -------------------   --------------------
     Net cash provided by financing activities                   15,718,289          129,710,503
                                                           -------------------   --------------------
     Net increase in cash                                         4,009,299          111,920,580
Cash and cash equivalents, beginning of period                      156,692           24,611,958
                                                           -------------------   --------------------
Cash and cash equivalents, end of period                     $    4,165,991      $   136,532,538
                                                           ===================   ====================

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest                                                     $           -       $             -
Income Taxes                                                 $           -       $        94,750



        The accompanying notes are an integral part of these financial statements.



                            THESTREET.COM, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

BUSINESS

       TheStreet.com, Inc. ("TheStreet.com") is an on-line publisher of financial news, commentary and information. TheStreet.com combines the most important qualities of traditional print journalism - accuracy, intelligence, fairness and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. Our content is generated by a staff of approximately 80 professional reporters and editors, in addition to more than 30 outside contributors. We update our site with approximately 50 original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis. We provide our service to the investment community of professionals and individuals to help them make informed investment decisions. We aim to further develop a community of loyal readers to build our subscription base and attract advertisers.

BASIS OF PRESENTATION

       The information presented as of September 30, 1999 and 1998, and for the three month and nine month periods then ended, is unaudited, but, in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which TheStreet.com considers necessary for the fair presentation of the TheStreet.com's financial position as of September 30, 1999, the results of its operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and its cash flows for the nine-month period ended September 30, 1999 and 1998. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with TheStreet.com's audited financial statements and accompanying notes for the year ended December 31, 1998 included in TheStreet.com's Form S-1 as filed with the Securities and Exchange Commission.

       Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

       In September 1999, TheStreet.com, Inc. and minority investors including 3i, Barclays Capital, Chase Capital Partners, ETF Group, and Intel formed TheStreet.com (Europe) Limited, a holding company majority owned by TheStreet.com Inc. TheStreet.com, Inc. owns approximately 63% of the holding company, which in 2000 plans to launch TheStreet.co.uk, a financial news and commentary web site for UK investors. The holding company's financial results are consolidated in TheStreet.com, Inc.'s financial statements.

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



                               FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                              -----------------------------  ------------------------------
                                9/30/1998      9/30/1999       9/30/1998      9/30/1999
                              -----------------------------  ------------------------------
                                      (UNAUDITED)                     (UNAUDITED)

NUMERATOR:

  Net Loss                     $(3,201,865)   $(7,821,680)   $(11,555,067)   $(21,827,018)
  Preferred Stock Dividends       (533,908)             -        (847,288)     (1,572,836)
  Accretion of Redeemable
    Convertible Series B
     Preferred Stock              (137,356)             -        (217,978)     (1,252,569)
                              ============== ==============  ============== ===============
Net Loss Available to Common
  Shareholders                 $(3,873,129)   $(7,821,680)   $(12,620,333)   $(24,652,423)
                              ============== ==============  ============== ===============

DENOMINATOR:

  Weighted Average Basic &
    Diluted Shares
      Outstanding                9,691,061     24,521,730       8,019,484      19,812,052


NET LOSS PER SHARE            $     (0.40)   $     (0.32)    $      (1.57)   $      (1.24)



3.     INITIAL PUBLIC OFFERING

       On May 14, 1999, TheStreet.com completed its initial public offering (the "IPO") and sold an aggregate of 6,325,000 shares of TheStreet.com's common stock to the public (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, TheStreet.com's former Chairman of the Board, Chief Executive Officer and President, pursuant to the exercise of the underwriters' overallotment option). Net proceeds to TheStreet.com were $108,788,000, after deducting underwriting discounts and commissions and expenses payable by TheStreet.com in connection with the IPO.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This report contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933 as amended, Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this quarterly report on Form 10Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ.

       The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto.

OVERVIEW

       TheStreet.com is a leading web-based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. We combine the most important qualities of traditional print journalism - accuracy, intelligence, fairness, and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. With a staff of approximately 80 professional reporters and editors, together with over 30 outside contributors, we update our site with approximately 50 original stories throughout each business day and with many additional features on weekends. As a result, we are able to provide our readers with original content that provides for a loyal and increasing readership base.

       We originally organized in September 1996 as a limited liability company funded by our co-founders, Mr. James J. Cramer and Dr. Martin Peretz. In May 1998, we were re-organized from a limited liability company into a C corporation, and in May 1999, we completed our initial public offering. We are based in New York City with bureaus in San Francisco, Silicon Valley and London. Mr. Kevin W. English, who served as our chairman and chief executive officer since October 1998, resigned those positions on November 5, 1999. Mr. Thomas Clarke, Jr., who was hired in October 1999 as president and chief operating officer, was appointed chief executive officer on November 5, 1999. Mr. Fred Wilson, who has served as a director since May 1998, was appointed chairman of the board on November 5, 1999.

       We derive our revenues from retail and professional subscriptions, advertising and e-commerce, and other sources including advertising and sponsor revenues from TheStreet.com television show on the FOX News channel, and content syndication fees. Our two principal sources of revenue are generated from advertisers and subscribers. During the third quarter of 1999, we entered into e-commerce marketing partnerships with First USA and LowestFare.com.

       We have a number of strategic relationships that continue to help create brand awareness and increase subscription and advertising revenues. We have subscription distribution agreements with third parties such as E*Trade and DLJdirect; content distribution agreements with companies including Yahoo!, America Online and Intuit; and joint ventures with media companies such as The New York Times Co. and Fox News Network. In the third quarter of 1999, we made a majority investment in TheStreet.com (Europe) Limited to form TheStreet.co.uk, a London-based counterpart to TheStreet.com.

       In July 1999 as part of our joint venture with Fox News Network, we launched a weekly cablecast show called "TheStreet.com" on the FOX News Channel. The program features several of our editorial personalities along with special guests from the financial community in a pre-taped segment, which runs in three half-hour time slots each weekend.

       In addition to providing financial news and commentary, we have developed indices listed on major stock exchanges to monitor the collective performance of companies in various sectors. In conjunction with the Philadelphia Stock Exchange and the Susquehanna Investment Group, we created TheStreet.com Internet Sector, an index of 20 Internet stocks. Options based on the index began trading in December 1998. In February 1999, TheStreet.com and the American Stock Exchange created TheStreet.com E-Commerce Index, an index of 15 electronic commerce stocks. In June 1999, TheStreet.com and the American Stock Exchange created a third stock index, TheStreet.com E-Finance index, an index of 11 electronic finance stocks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

       NET REVENUES

       Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from sponsorship arrangements and from the delivery of banner and email advertisements. Advertising revenues increased from $575,000 for the three months ended September 30, 1998 to $2,142,000 for the three months ended September 30, 1999 primarily as a result of agreements with new advertisers and e-commerce partners. For the three months ended September 30, 1998 and 1999 the majority of our advertising and e-commerce revenue was derived from sponsorship contracts. Previously, we have reported our number of advertisers based on the number of advertising contracts within a given period. In line with industry practice, we now report unique advertisers. Using this methodology, our number of advertisers for the third quarter of 1999 was 65, compared with 56 for the second quarter of 1999 and 43 for the first quarter of 1999. For the three months ended September 30, 1999, our top five advertisers accounted for approximately 43% of our total advertising and e-commerce revenues, compared with approximately 78% for the three months ended September 30, 1998.

       Subscription Revenues. Net subscription revenues are derived from annual and monthly subscriptions. We calculate net subscription revenues by deducting from gross revenues, cancellation chargebacks and any refunds. During the three months ended September 30, 1999, these cancellation chargebacks and refunds accounted for approximately 4% of total subscription revenues. Net subscription revenues increased from $438,000 for the three months ended September 30, 1998 to $1,351,000 for the three months ended September 30, 1999 primarily as a result of the growth in our subscriber base. For the three months ended September 30, 1999, approximately 76% of our net subscription revenue was derived from annual subscriptions.

       We continue to attract new subscribers to our site, as our subscriber base has grown to over 94,000 annual and monthly subscribers not including free trials, but including subscribers paid for as part of bulk subscription contracts, as of September 30, 1999. During the three months ended September 30, 1999, we averaged 1.3 million unique visitors per month and 17 million page views per month. During this same period, registered users including retail subscribers and free trial members spent an average of 26 minutes per visit on our site.

       Other Revenues. Other revenues increased from $105,000 for the three months ended September 30, 1998 to $455,000 for the three months ended September 30, 1999 primarily as a result of new syndication arrangements with online and print media companies, and revenues from TheStreet.com cablecast show on the FOX News Channel.

       COST OF REVENUES

       Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues increased from $1,077,000 for the three months ended September 30, 1998 to $2,664,000 for the three months ended September 30, 1999. The increase was primarily as a result of the growth of our editorial staff from 50 employees as of September 30, 1998 to 91 as of September 30, 1999, which included personnel for our newly formed securities-analyst ranking group. In addition, we have experienced an increase in the number of outside contributors, data service fees for editorial research, the number of new research tools made available to our subscribers, and costs related to TheStreet.co.uk.

       PRODUCT DEVELOPMENT EXPENSES

       Product development expenses include compensation and benefits for software developers, expenses for contract programmers and developers, communication lines, and other technology costs. Product development expenses increased from $444,000 for the three months ended September 30, 1998 to $1,736,000 for the three months ended September 30, 1999 primarily as a result of the commencement of new product development projects and an increase of our technology headcount from 10 employees as of September 30, 1998 to 39 as of September 30, 1999, which included technology staff for TheStreet.co.uk. In August 1999 we began the development of our securities-analyst ranking product. Costs related to this product include database development expenses. All product development costs are expensed as incurred.

       SALES AND MARKETING EXPENSES

       Sales and marketing expenses consist primarily of advertising and promotion on television, online and in print, advertising commissions, promotional materials, and compensation expenses for our direct sales force. Sales and marketing expenses increased from $1,535,000 for the three months ended September 30, 1998 to $4,698,000 for the three months ended September 30, 1999 primarily due to an increase in television, print and online advertising, along with increased content distribution fees.

       GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses consist primarily of compensation and benefits for general management, finance, and administrative personnel, occupancy costs, professional fees, depreciation and other office expenses. General and administrative expenses increased from $1,313,000 for the three months ended September 30, 1998 to $3,756,000 for the three months ended September 30, 1999 primarily as a result of incurring additional costs to support the growth of our business. These costs primarily relate to hiring additional personnel,increased computer supplies, services, and equipment rental, increased professional service fees, and administrative costs for TheStreet.co.uk.

       NONCASH COMPENSATION EXPENSE

       In 1998 and the first six months of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $630,000 for the three months ended September 30, 1999. The remaining noncash compensation expense for 1999 is currently estimated to be $2,075,000.

       MINORITY INTEREST

       For the three months ended September 30, 1999, minority interest was $239,000. This figure accounts for the minority ofinterest in TheStreet.com (Europe) Limited held by outside investors.

       INTEREST EXPENSE (INCOME) NET

       For the three months ended September 30, 1998, interest income was $76,000, primarily from interest earned on the cash proceeds from a private placement in May 1998. For the three months ended September 30, 1999, interest income was $1,475,000 primarily as result of interest earned on additional equity investments in the first quarter of 1999 and net proceeds from our initial public offering in May 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

       NET REVENUES

       Advertising and E-Commerce Revenues. Advertising and e-commerce revenues increased from $1,735,000 for the nine months ended September 30, 1998 to $5,006,000 for the nine months ended September 30, 1999 due to an increase in our sales of sponsorship, banner, and email advertisements. For the nine months ended September 30, 1998 and 1999, the majority of our advertising and e-commerce revenues were derived from sponsorship contracts.

       For the nine months ended September 30, 1999, the top five advertisers accounted for approximately 46% of advertising and e-commerce revenue, compared with approximately 70% for the nine months ended September 30, 1998.

       Subscription Revenues. Net subscription revenues increased from $1,144,000 for the nine months ended September 30, 1998 to $2,998,000 for the nine months ended September 30, 1999 primarily as a result of the growth in our subscriber base. During the nine months ended September 30, 1999, cancellation chargebacks and refunds accounted for approximately 4% of total subscription revenues. For the nine months ended September 30, 1999, approximately 74% of our net subscription revenue was derived from annual subscriptions.

       Other Revenues. Other revenues increased from $273,000 for the nine months ended September 30, 1998 to $1,195,000 for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, our other revenues consisted of revenues derived from a syndication and hosting partnership with ABCNEWS.com and Starwave (an affiliate of ABCNEWS.com). As part of this arrangement, we agreed to syndicate a portion of our news content to ABCNEWS.com in return for technology and hosting services from Starwave. This arrangement ceased once our internal subscription management system became operational in late May 1999. For the nine months ended September 30, 1999, other revenues consisted primarily of hosting and new syndication arrangements with online and print media companies, revenues from TheStreet.com cablecast show, and revenues from one-time consulting services related to content syndication.

       COST OF REVENUES

       Cost of revenues increased from $2,567,000 for the nine months ended September 30, 1998 to $6,345,000 for the nine months ended September 30, 1999 primarily as a result of the growth of our editorial staff from 50 as of September 30, 1998 to 91 as of September 30, 1999, which included personnel for our newly formed securities-analyst ranking group. In addition, we have experienced an increase in the number of outside contributors, data service fees for editorial research, the number of new research tools made available to our subscribers, and costs related to TheStreet.co.uk.

       PRODUCT DEVELOPMENT EXPENSES

       Product development expenses increased from $786,000 for the nine months ended September 30, 1998 to $4,562,000 for the nine months ended September 30, 1999, primarily as a result of the commencement of new product development projects, and an increase in the headcount from 10 employees as of September 30, 1998 to 39 as of September 30, 1999, which includes staff for TheStreet.co.uk.

       SALES AND MARKETING EXPENSES

       Sales and marketing expenses increased from $7,954,000 for the nine months ended September 30, 1998 to $10,208,000 for the nine months ended September 30, 1999, primarily due to an increase in television, print, and online advertising along with increased content distribution fees.

       GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative costs increased from $3,101,000 for the nine months ended September 30, 1998 to $10,191,000 for the nine months ended September 30, 1999 primarily as a result of hiring additional personnel and incurring additional costs to support the growth of our business and costs related to our being a public company. The increased costs of supporting the growth of our business primarily relate to rent and moving expenses, professional service fees, insurance costs, equipment depreciation, and administrative costs for TheStreet.co.uk.

       NONCASH COMPENSATION EXPENSE

       During 1998 and the first six months of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense over the period that these specific options vest. For the first nine months ended September 30, 1999, we recorded $2,460,100 noncash compensation expense related to these options. We estimate this expense will be approximately $4,535,000 for year-end December 31, 1999. The remaining noncash compensation expense beyond 1999 is currently estimated to be $6 million.

       INTEREST EXPENSE (INCOME) NET

       For the nine months ended September 30, 1998, interest expense on loans from founders of the TheStreet.com, L.L.C. was $383,000. In May 1998, the loans and remaining accrued interest were converted into equity when TheStreet.com, L.L.C. converted into TheStreet.com, Inc. For the nine months ended September 30, 1998 interest income was $124,000, primarily from interest earned on the cash proceeds from a private placement in May 1998. For the nine months ended September 30, 1999, interest income was $2,596,000, primarily from interest earned on the cash proceeds from our initial public offering.

INCOME TAXES

       For the nine months ended September 30, 1999, income taxes were $95,000, primarily due to state and local income tax assessments.

LIQUIDITY AND CAPITAL RESOURCES

       We currently invest in money market funds and other short-term instruments that are highly liquid, of high-quality investment grade, and have maturities of less than three months with the intent to make such funds readily available for operating purposes. As of September 30, 1999, our cash and cash equivalents amounted to $136,533,000, compared to $24,612,000 as of December 31, 1998.

       We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

       Cash used in operating activities of $14,981,000 for the nine months ended September 30, 1999 was primarily due to a net loss of $21,827,000, offset by non cash charges of $2,460,000 for compensation expense, and $1,048,000 for advertising expense, an increase in accounts payable and accrued expenses of $3,550,000 for normal operating expenses, and an increase in deferred revenue of $1,824,000 primarily due to the increase in annual subscriptions sales as well as advance payments from marketing partners. Significant uses of cash in operations for the nine months ended September 30, 1999 include costs associated with additional reporters and editors, sales and marketing activities to establish and promote our products and services, product development expenses to enhance our web site's features and functionality, costs related to our office move, and general and administrative expenses to support the growth of our business.

       Cash used for investing activities of $2,809,000 consisted of capital expenditures of $2,809,000 and have generally consisted of computer hardware purchases related to expenses for the UK operation, increasing our domestic capacity and enhancing our web site.

       Cash provided by financing activities of $129,711,000 for the nine months ended September 30, 1999 consisted of funds contributed by private equity investors in the TheStreet.com (Europe) Limited totaling $16,926,000 net of offering costs, proceeds from the initial public offering completed in May 1999 of 6,325,000 shares at a $19 offering price per share totaling $108,788,000 net of underwriting and offering expenses, and $4,000,000 as a result of issuance of common stock in the first quarter of 1999.

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

       We have substantially completed the process of determining the Year 2000 readiness of our IT systems, which include the hardware and software necessary to provide and deliver our service, and of our non-IT systems, except for our telephone systems which we expect to replace with a Year 2000 compliant system when we move from our present facilities to our new facilities before the end of this year. TheStreet.com's assessment plan consists of the following steps:

(1) evaluating our date dependent code, software and hardware and evaluating external dependencies;

(2) quality assurance testing of our internally-developed proprietary software and systems;

(3) obtaining certain assurances or warranties from third-party vendors and licensors of material hardware, software and services that are related to the delivery of our services; and

(4) evaluating the need for, and preparing and implementing if required, a contingency plan.

       To date, our assessment has determined that our material internally developed software and systems are Year 2000 compliant and our material hardware, software and service vendors have informed us that the products we are using to support our services are, or are expected to be, compliant before their known failure dates or the Year 2000 rollover, whichever is sooner. Our hosting service, Exodus Communications, has represented to us that its systems are Year 2000 compliant. Substantially all hardware used in our network operations and office operations has been certified as Year 2000 compliant by our vendors. We expect to be moving from our present facilities at the end of this year and expect to receive assurances from our landlord that our new facilities are Year 2000 compliant.

THE COSTS TO ADDRESS YEAR 2000 ISSUES

       We have incurred approximately $43,000 in costs in connection with our Year 2000 compliance efforts since inception through September 30, 1999. We expect to incur approximately $2,000 in additional costs to make our systems Year 2000 compliant, which will be expensed as incurred.

       We are not currently aware of any material operational issues or costs associated with preparing our systems for the Year 2000. Nonetheless, we may experience material unexpected costs caused by undetected errors or defects in the technology used in our systems or because of the failure of a material vendor to be Year 2000 compliant.

CONTINGENCY PLANS

       We have developed a contingency plan that we believe will enable us to continue providing our services in the event we, or certain of our outside vendors, are unable to achieve Year 2000 compliance. The cost of implementing such a plan, if necessary, could be material. See "Risk Factors -- Year 2000 Complications May Disrupt Our Operations and Harm Our Business."

RISK FACTORS

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

       You should carefully consider the following risks before making an investment decision. If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE

       As of September 30, 1999, we had an accumulated deficit of $35.5 million. We have not achieved profitability and expect to continue to incur net losses in 1999 and subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

IF WE ARE UNABLE TO ATTRACT OR RETAIN QUALIFIED EDITORIAL STAFF AND OUTSIDE CONTRIBUTORS, OUR BUSINESS COULD BE HARMED

       Our future success depends substantially upon the continued efforts of our editorial staff and outside contributors to produce original, timely, comprehensive and trustworthy content. Only a few of our editors and writers are bound by employment agreements. Competition for financial journalists is intense, and we may not be able to retain existing or attract additional highly qualified editors and writers in the future. If we lose the services of a significant number of our editorial staff and outside contributors or are unable to continue to attract additional editors and writers with appropriate qualifications, our business, results of operations and financial condition could be materially adversely affected.

       In addition, we believe that some of our writers, including Mr. James
J. Cramer, Mr. Herb Greenberg and Mr. Adam Lashinsky have a large and loyal following among our readers. Mr. Cramer has an employment agreement with us that terminates in February 2003. Mr. Greenberg has an employment agreement with us that terminates in March 2001. Mr. Lashinsky has an employment agreement with us that terminates in February 2003. If we lose the services of prominent members of our editorial staff, including Mr. Greenberg or Mr. Lashinsky, or popular outside contributors, including Mr. Cramer, a significant number of our subscribers may not renew their subscriptions or the number of our readers may decrease. A significant reduction in the number of our subscribers or readers could materially adversely affect our business, results of operations and financial condition.

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

       We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some future quarters our operating results may be below the expectations of public market analysts and investors. In such an event, the price of our common stock is likely to fall.

OUR FUTURE SUCCESS DEPENDS ON THE CONTINUED SERVICES OF OUR KEY MANAGEMENT PERSONNEL

       Our future success depends upon the continued service of certain key management personnel. The loss of one or more of our key management personnel could materially adversely affect our business, results of operations and financial condition. We have recently hired a new chief executive officer. He will need to assume a leadership role and be integrated into our management team successfully. A few of our employees have entered into non-competition agreements with us. However, other employees may leave us and work for our competitors or start their own competing business. Our ability to develop and maintain both our site and our corporate computer network is dependent on our ability to recruit and retain technology personnel. Competition for skilled technologists is intense, and we may not be able to retain existing or attract additional technology personnel.

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

OUR FUTURE SUCCESS DEPENDS ON MAINTAINING AND INCREASING OUR SUBSCRIBER
BASE

       Our future success is highly dependent on an increase in the number of readers who are willing to subscribe to online financial news and information publications. The number of Internet users willing to pay for online financial news and information may not continue to increase. If the market for subscription-based online financial news and information publications develops more slowly than we expect, our business, results of operations and financial condition could be materially adversely affected. Further, we presently offer a portion of our content for free. We have recently increased the free portion of our content to increase traffic. However, this change may reduce the number of our new or renewing subscribers, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, during the fourth quarter of 1998, we began to participate in a program where our readers can receive annual subscriptions to our site by redeeming frequent flyer miles through a third-party service. Additional readers may not subscribe through this program. Further, while we do not expect that these subscribers will renew their subscriptions at a rate consistent with the renewal rate of our general subscriber base, it is possible that the actual renewal rate of these subscribers may be significantly lower than our expectations, which could materially adversely affect our rate of subscriber growth.

       We plan to develop specialized, higher-priced products for both retail investors and financial professionals. This tiered-pricing strategy is dependent on our ability to develop or acquire content or services for which subscribers are willing to pay an additional fee. If we are unable to develop tiered-price products or if these products cannot command a higher price, this will limit our ability to develop this new source of revenue.

WE DEPEND ON OUR TOP ADVERTISERS FOR A SIGNIFICANT PORTION OF OUR
ADVERTISING REVENUES, AND THE LOSS OF ONE OR MORE OF OUR TOP ADVERTISERS MAY HARM OUR BUSINESS

       In 1998, our top advertiser accounted for approximately 40%, and our top five advertisers accounted for approximately 65%, of our total advertising revenues. For the nine months ended September 30, 1999, our top five advertisers accounted for approximately 46% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of one or more of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. We believe that we charge advertising rates that are among the highest of financial web sites. However, there can be no assurance that we will be able to command premium rates in the future. Further, as we increase the free portion of our site, which may command lower advertising rates than our premium sections, current advertisers may seek to switch to these less expensive areas. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

WE DEPEND ON THE SUCCESS OF OUR JOINT NEWSROOM WITH THE NEW YORK TIMES FOR THE EXPANSION OF OUR FREE CONTENT AND OUR ABILITY TO INCREASE TRAFFIC AND VISITATION TO OUR SITE

       In the fourth quarter of 1999, we expect our joint newsroom with the New York Times to begin operations, adding to the coverage produced by our own newsroom. TheStreet.com and The New York Times on the Web will simultaneously publish news stories from the joint newsroom, and the stories will generally be accessible without charge on both sites. This expanded free content available at our site is designed to increase our site traffic and number of unique visitors, but this may not occur.

OUR INTERNATIONAL EXPANSION INCREASES EXPENSES AND MAY CREATE COMPLIANCE AND OPERATIONAL DIFFICULTIES

       We are expanding our business into international markets. TheStreet.co.uk, a site intended for investors in the United Kingdom and majority owned by TheStreet.com, is currently planned for launch in 2000. However, there can be no assurance that the site will launch in a timely fashion or operate successfully, and delays or operational difficulties could adversely affect our business, results of operations, and financial condition. The success of TheStreet.co.uk depends on its ability to find and retain key personnel, attract advertisers, paid subscribers, and strategic partners; prevent system failures; manage growth; successfully compete with other well-financed news organizations; and continue to finance ongoing operations.

       As we expand internationally, we will continue to incur significant additional costs that will result in additional losses. Also, we will continue to encounter many of the risks associated with international business expansion, generally. These risks include, but are not limited to, language barriers, changes in currency exchange rates, political and economic instability, difficulties with regulatory compliance and difficulties with enforcing contracts and other legal obligations.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

       An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue to increase. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

      o online services or web sites focused on business, finance and investing, such as CBS MarketWatch.com, The Wall Street Journal Interactive Edition, DowJones.com, CNBC.com, Microsoft MoneyCentral Investor, and The Motley Fool;

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

A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS WITH OTHER COMPANIES COULD DECREASE OUR SUBSCRIBER AND READER BASE, WHICH MAY HARM OUR BUSINESS

       We depend on establishing and maintaining subscription distribution relationships with financial services firms and content syndication relationships with high-traffic web sites for a significant portion of our subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and we may have to pay significant fees to establish additional content syndication relationships or maintain existing relationships in the future. We may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

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

FAILURE TO RETAIN AND INTEGRATE OUR ADVERTISING SALES FORCE COULD RESULT IN LOWER ADVERTISING REVENUES

       We depend on our internal advertising sales department to maintain and increase our advertising sales. As of September 30, 1999, our advertising sales department consisted of 11 employees. The success of our advertising sales department is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not maintain an effective advertising sales department.

WE MAY BE UNABLE TO MANAGE OUR GROWTH, WHICH MAY HARM OUR BUSINESS

       We have experienced rapid growth in our operations. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial controls and procedures and operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. As of September 30, 1999, we had a total of 202 employees, as compared to 100 employees as of December 31, 1998 and 33 employees as of December 31, 1997. We expect that the number of our employees will continue to increase for the foreseeable future. We will need to integrate these employees into our workforce successfully. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. We intend to move our headquarters into a larger facility before year-end. Such a move could cause disruptions to our publishing and business systems and operations. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

WE MAY BE UNABLE TO GROW THROUGH ACQUISITIONS AND INTEGRATE FUTURE ACQUISITIONS INTO OUR BUSINESS

       We intend to pursue a growth strategy involving acquisitions of other companies. However, we may be unable to successfully pursue and complete these acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. There can be no assurance that we can successfully integrate these acquisitions into our business or implement our plans without delay or substantial cost. In addition, future acquisitions by us could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth may have a material adverse effect on our financial condition and results of operations.

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

WE FACE A RISK OF SYSTEM FAILURE THAT MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

       Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system. These systems and operations are vulnerable to damage or interruption from human error, natural disasters, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Although we do not have a formal disaster recovery plan, we are in the process of developing one. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers. In February 1999, we entered into a one-year Internet-hosting agreement with Exodus Communications, Inc. to maintain all of our production servers at Exodus' New Jersey data center. Our operations depend on Exodus' ability to protect its and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our web site provided by Exodus could materially adversely affect our business, results of operations and financial condition. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

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

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS

       Many currently installed computer systems and software products are coded to accept only two-digit entries to identify a year in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century dates and 21st century dates. Accordingly, our customers, potential customers, vendors and strategic partners may need to upgrade their computer systems and software products to comply with applicable "Year 2000" requirements. Because we and our subscribers and readers are dependent, to a very substantial degree, upon the proper functioning of our and their computer systems, a failure of our or their computer systems to correctly recognize dates beyond December 31, 1999, or the failure of our contingency plans, could materially disrupt our operations or the ability of our subscribers and readers to access our web site, which could materially adversely affect our business, results of operations and financial condition.

FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BRAND-BUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY

       To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered our trademarks in the United States and we have pending U.S. and foreign applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition.

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

       Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web site or otherwise materially adversely affect our business.

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

SHARES ELIGIBLE FOR PUBLIC SALE AFTER OUR INITIAL PUBLIC OFFERING COULD ADVERSELY AFFECT OUR STOCK PRICE

       As of September 30, 1999, there were outstanding 24,522,410 shares of our common stock. Of these shares, the shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining shares will be "restricted securities," subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

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

CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR STOCKHOLDERS

       As of September 30, 1999, our officers, directors and greater-than-five- percent stockholders (and their affiliates), in the aggregate, beneficially own approximately 55% of the outstanding common stock. As a result, these persons, acting together, have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of the common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       On May 14, 1999, TheStreet.com completed an initial public offering in which it sold an aggregate of 6,325,000 shares of its common stock, $0.01 par value (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, TheStreet.com's former Chairman of the Board, Chief Executive Officer and President, subject to the underwriters' over-allotment option). The managing underwriters in the offering were Goldman, Sachs & Co., Hambrecht & Quist LLC and Thomas Weisel Partners LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-72799) (the "Registration Statement") that was declared effective by the Securities and Exchange Commission on May 10, 1999. All 6,325,000 shares of common stock registered under the Registration Statement were sold at a price of $19.00 per share for gross proceeds of $120,175,000. Offering proceeds to TheStreet.com, net of underwriter discounts and commissions and other related expenses, were approximately $108.8 million.

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

       Not Applicable.

ITEM 5.  OTHER INFORMATION.

       Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(2)    Exhibits

         Exhibit
         Number      Description
         -------     -----------

           27.1      Financial Data Schedule.

(3)    Reports on Form 8-K

           Not Applicable.


                                 SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999            TheStreet.com, Inc.
                                   (Registrant)


                                   By:    /s/ Thomas Clarke, Jr.
                                          ------------------------
                                   Name:  Thomas Clarke, Jr.
                                   Title: Chief Executive Officer


Date: November 15, 1999            By:    /s/ Paul Kothari
                                          -------------------------
                                   Name:  Paul Kothari
                                   Title: Vice President and Chief Financial
                                          Officer