Form 10-K
period 1999-12-31
THESTREET COM
filed 2000-03-30
CIK 1080056

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________
                         Commission file number 0-25779

                               THESTREET.COM, INC.
               (Exact name of registrant as specified in charter)

            Delaware                                     06-1515824
 (State or other jurisdiction of          (I.R.S. employer identification no.)
 incorporation or organization)

           14 Wall Street, 14th Floor                     10005
                  New York, New York                     (Zip code)
       (Address of principal executive offices)

Registrant's telephone number, including area code:  (212) 321-5000

           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of Each Exchange on Which
            Title of Each Class                   the Securities are Registered
  Common Stock, par value $0.01 per share            Nasdaq National Market


         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on February 18, 2000 was approximately $184.1 million. On such date, the last sale price of the Registrant's common stock was $14.9375 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Title of Each Class                  Number of Shares Outstanding
                                                       at February 18, 2000
       Common Stock, $0.01 par value                       25,292,581

                               THESTREET.COM, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

   PART I

   ITEM 1.     BUSINESS...........................................................................................3

   ITEM 2.     PROPERTIES........................................................................................16

   ITEM 3.     LEGAL PROCEEDINGS.................................................................................16

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................16


   PART II

   ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................17

   ITEM 6.     SELECTED FINANCIAL DATA...........................................................................17

   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............19

   ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................32

   ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...............................................................32

   PART III

   ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................33

   ITEM 11.    EXECUTIVE COMPENSATION..............................................................................33

   ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................33


   PART IV

   ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................33

   ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.................................34


   SIGNATURES ...................................................................................................35

                               THESTREET.COM, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     TheStreet.com is a leading web-based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. TheStreet.com combines the most important qualities of traditional print journalism--accuracy, intelligence, fairness and wit--with the web's advantages as a financial news medium--timeliness, interactivity and global distribution. With a staff of more than 100 professional reporters and editors, together with more than 30 outside contributors, we update our site with between 60 and 70 original stories throughout each business day and with many additional features on weekends. Trained at the nation's leading financial news organizations, our journalists produce quality news coverage and in-depth analysis in a real-time, interactive medium ideally suited to the needs of today's investors. We have developed a community of loyal readers who turn to TheStreet.com for their financial and investing news and information needs.

     Since our formation, we have derived our revenues primarily from the sale of subscriptions to our web site and from advertising sales. To build brand awareness, increase traffic and create a ready source of potential subscribers, we have aggressively promoted our site and provided a portion of our content for free. We have sought to maximize our revenue per reader--both paying subscribers and free users--by selling advertisements on all areas of our site. Currently, our financially oriented readers provide an upscale demographic that is desirable to advertisers, enabling us to charge advertising rates that we believe to be among the highest of financial web sites.

     In January 2000, we announced that in the second quarter of 2000 we plan to convert our main web site, which currently contains both free content and content available only to paying subscribers, to a completely free site accompanied by a network of free and subscription sites. We believe that although this new strategy is likely to cause our subscription revenues to decrease, over time it will increase our site traffic, resulting in an increase in our advertising revenues and our overall revenues.

INDUSTRY BACKGROUND

     The web has rapidly established itself as an effective means for investors to manage their portfolios, research investments and trade securities. At the same time, individuals have been taking greater control of their investments by directly researching information on investments, tracking their portfolios, purchasing no-load mutual funds and playing a more proactive role in their relationships with financial advisors. The web has facilitated these behavioral shifts by providing investors with easy access to information that was once generally available only to investment professionals, such as timely market news, intra-day and historical quotes, charts, SEC filings and analysts' earnings estimates. According to Jupiter Communications, online assets under management will grow to more than $3 trillion by 2003. Similarly, investors in Europe are beginning to play a more proactive role in managing their finances, according to a March 2000 Jupiter Communications report.

     Increasingly, this growing group of self-directed investors is seeking timely, comprehensive and trustworthy financial news and information that can help them make informed investing decisions. Many existing financial news sources, however, fail to meet this need. Traditional print publications, constrained by publication cycles of days or even months, are limited in their ability to keep pace with financial markets. Television provides a measure of timeliness but generally lacks depth of analysis. In addition, viewers are subject to television's predetermined schedules. On the web, some news and information sources offer little disclosure about their background and any conflicts of interest, potentially rendering their information untrustworthy. Some online news outlets do little more than republish stories that have already appeared in their affiliated print publications and many simply aggregate stories from disparate news and press release wires without supplying the original insight, analysis and point of view that comes from independent reporting. Other financial sites offer stock quotes, charts and other investment tools, but provide limited financial commentary and analysis.

     The democratization of Wall Street represents a significant opportunity for a financial news, commentary and information web site that combines the depth of coverage of traditional media with the immediacy and interactivity of the web. We believe that as the audience for investment news grows both in the United States and abroad, we are well positioned to become a leading source worldwide for original, timely, comprehensive and trustworthy financial news, commentary and information.

                             THESTREET.COM SOLUTION

     At TheStreet.com, we aim to meet the increasing demands of today's investors. Our large and experienced news organization provides a broad range of original financial news and in-depth analysis to our readers through a real-time, interactive medium. We complement this news and analysis with compelling commentary by well-known writers, including James J. Cramer, Herb Greenberg, Adam Lashinsky, Gary B. Smith, Brenda Buttner, Jim Seymour and Ben Holmes. We believe this combination of coverage and commentary, together with our community features and investment tools, provides a solution for the shortcomings of existing financial news sources by combining the best attributes of each:

     - ORIGINAL. Our stories are written by our staffers, for our web site. They are not merely aggregated from other online sources, nor are they originally prepared for another medium and simply re-purposed for the web.

     - TIMELY. Our focused reporters continuously track and investigate the latest financial news. We update our web site dozens of times throughout the business day to keep our readers abreast of developing news stories.

     - COMPREHENSIVE. We seek to achieve both depth and breadth of coverage. We aim to provide in-depth analysis that is more valuable to investors than a broadcast sound bite or a wire-service dispatch. We offer a broad range of content, community features and investment tools to meet the needs of a variety of individuals, from active investors to buy-and-hold stock purchasers to first-time Roth IRA contributors.

     - TRUSTWORTHY. We aim to uphold the highest ethical and journalistic standards, striving to ensure that our stories are accurate, reliable and fair, and that staff members and outside contributors adhere to our rigorous disclosure and conflict-of-interest policy.

     Although our approach has allowed us to increase our subscriber base more than 225% from 32,000 at the end of 1998 to approximately 104,000 (not including free-trial members) as of December 31, 1999, we believe that the majority of Internet users are unwilling to pay for content online. The Internet provides a myriad of sources for information, including financial news, and most of these sources provide their information at no charge. In order to effectively compete with these sources, and to attract the audience that will enable us to build relationships with a larger number of advertisers, we believe we too must offer a web site with all free information.

     Therefore, in January 2000, we announced that in the second quarter of 2000 we plan to convert our main web site, which currently contains both free content and content available only to paying subscribers, to a completely free site accompanied by a network of free and subscription sites.

                                  NEW STRATEGY

     Our objective is to become the leading business and financial news and information destination for investors. Under our new strategy, which we expect to implement in the second quarter of 2000, we aim to further develop a mass audience for our site by offering our content for free on our current primary web site, www.TheStreet.com in order to increase our advertising revenues. Our new strategy includes the following key elements:

RELAUNCH OUR WEB SITE (www.TheStreet.com) AS THE MOST INSIGHTFUL, USEFUL AND TRUSTWORTHY BUSINESS AND FINANCIAL NEWS PORTAL ON THE WEB

     We are building upon our comprehensive offerings and going free so that readers can satisfy all of their business and financial news and information needs without leaving our site. In 1999, we added to our group of columnists, launched "TheStreet.com," our weekly television show on the FOX News Channel, expanded our coverage of global financial markets, launched our joint newsroom with The New York Times, acquired ipoPros.com, expanded our personal financial and mutual fund coverage, increased the frequency of in-depth special reports, added new community features such as message boards and significantly upgraded our investment tools with offerings like real-time stock quotes and a sophisticated portfolio tracker.

     Recently, we launched www.TheStreet.co.uk, our sister site in the United Kingdom, expanded our news coverage both before the markets open and after they close, added after-hours trading data, and further enhanced our community features with ticker-based message boards and a sports scoreboard linked to FOXSports.com.

     Through the initiatives described above, we aim to transform our financial market-centered web site into a general business and financial news and analysis portal that contains everything a user needs to stay informed and connected in the new, "Internet-speed" business world.

LEVERAGE OUR CONTENT AND OTHER OFFERINGS TO MAXIMIZE REVENUE ACROSS A DIVERSE CUSTOMER BASE

     Although we plan to offer our content for free on our primary web site to attract a larger, more mainstream audience, we believe that serious investors and financial professionals still represent a significant market opportunity for subscriptions and advertising revenue. To leverage our content and other offerings in order to take advantage of these audiences, TheStreet.com plans to continue to offer a subscription-based product, which will take the form of a more specialized, higher-priced content that will include research, commentary and information and opinions on financial markets, companies and economics.

CAPITALIZE ON READER DEMOGRAPHICS DESIRABLE TO ADVERTISERS

     Our desirable reader demographic has enabled us to build a growing advertising business. To reach this attractive audience, our advertisers pay rates that we believe are among the highest of financial web sites. Our advertising and e-commerce revenues grew from approximately $2.5 million in 1998 to approximately $7.9 million in 1999. We expect that as we increase our traffic and expand our offering of news and commentary, community features and investment tools, we will continue to create opportunities both for increased financial services-related advertising as well as technology and luxury-goods advertising. However, as our mainstream traffic increases, we expect to experience dilution of our reader demographic on our free site, which would likely result in a decrease in our ability to command premium advertising rates. See "Risk Factors-We Face a Possible Decline in Our User Demographic As We Attract a Larger Mainstream Audience."

LEVERAGE STRATEGIC PARTNERSHIPS

     During 1999, we continued to build our subscriber base and brand awareness through both subscription distribution and content syndication relationships. Under subscription distribution relationships with online brokerages and other firms, we have signed up thousands of subscribers without incurring typical consumer marketing costs. For example, under subscription distribution agreements with E*TRADE and DLJdirect, Inc., each online broker purchases discounted subscriptions in bulk to distribute as a premium service to certain of its customers.

     By syndicating our content to other leading sites, we continue to expose our brand name and quality writing to millions of potential users and drive additional traffic to our site. In 1999, we renewed our content syndication agreements with Yahoo!, America Online, MSN Money Central, Salon.com and other leading companies, under which we provide selected stories each day, at times on a delayed basis, for co-branded publication with a link to our site. These content syndication relationships capitalize on the cost efficiencies of online delivery by creating additional value from stories already produced for our own site.

     We have also leveraged our partner relationships by creating co-branded areas on our web site or a partner's site, which drive traffic to our site and increase brand awareness among key audiences. For example, under our agreement with E*TRADE, Power E*TRADE customers (active customers) are given free access to a co-branded web site which contains all of the content found on our main site.

BUILD BRAND AWARENESS OF THESTREET.COM AND OUR WRITERS

     We believe that increased brand awareness helps us attract additional traffic, subscribers, strategic partners, advertisers and talented employees. We engage in a comprehensive marketing and media-relations campaign to raise visibility and cultivate our brand identity. We advertise on television, print and online media and conduct innovative marketing campaigns. We also build the visibility of our individual writers. Our writers and their work have been featured or mentioned in publications such as The Wall Street Journal, The New York Times, Fortune, The Economist and Wired. Many of our writers have had work published in the New York Observer. A column written for our site by our editor-at-large, Cory Johnson, is carried by The Industry Standard, a weekly news magazine covering the Internet industry.

                  OUR EDITORIAL STAFF AND OUTSIDE CONTRIBUTORS

     We believe that our original, timely, comprehensive and trustworthy content is a competitive advantage. Our editorial staff consists of more than 100 professional reporters and editors who, together with more than 30 outside contributors throughout the world, produce between 60 and 70 original news, analysis and commentary pieces each business day that are aimed at helping readers make informed investment decisions. We also publish additional features and news updates on weekends. Our editorial staff and outside contributors have broken numerous important stories, many of which have been cited by other publications such as The Wall Street Journal and The New York Times.

     During 1999, we were named as a finalist for the General Excellence in New Media category of the 1999 National Magazine Awards. The purpose of this category is "to honor an interactive publication that most effectively serves its intended audience and reflects an outstanding level of interactivity, journalistic integrity and service." We were also a winner of the 1999 Front Page Award in Internet Breaking Business News, given each year by the Newswomen's Club of New York. Our 1998 story package "Looking Out for the Shareholder" was a 1999 winner of the Excellence in Financial Journalism
Award sponsored by the New York State Society of Certified Public Accountants.

     Before joining TheStreet.com, many members of our editorial staff worked at other leading news organizations, including The Wall Street Journal, The New York Times, CNBC, Dow Jones News Service, SmartMoney, Bloomberg, Reuters and USA Today. Among our site's notable writers are:

         JAMES J. CRAMER. Mr. Cramer, a money manager, is an outside contributor to TheStreet.com and writes multiple columns each business day. Mr. Cramer also is a founder and director of TheStreet.com. In addition, Mr. Cramer writes for Time magazine and appears regularly on our television show, "TheStreet.com," which is shown weekly on the FOX News Channel.

         HERB GREENBERG. Mr. Greenberg, formerly of the San Francisco Chronicle, is a staffer and daily commentator. Mr. Greenberg also appears regularly on TheStreet.com television show and writes a regular column for Fortune magazine.

         BRENDA BUTTNER. Ms. Buttner, a former anchor of CNBC's "The Money Club," which won the network's first Cable Ace Award, is a senior columnist. Ms. Buttner profiles America's top mutual fund managers and comments on the mutual fund industry. She also serves as the host of TheStreet.com television show. Before serving as a CNBC anchor, she was the network's Washington correspondent, covering the White House and Capitol Hill.

         DAVE KANSAS. Mr. Kansas, our editor-in-chief and executive vice president/chief strategic officer, writes a column about market trends. Mr. Kansas worked at The Wall Street Journal for five years, most recently as a financial markets reporter. Mr. Kansas also appears regularly on TheStreet.com television show and has provided commentary for several television networks, including ABC, CBS, NBC, CNBC and CNN. His writing has appeared in The New Republic, Red Herring, Upside, The Industry Standard, Slate and the New York Observer.

         ADAM LASHINSKY. Mr. Lashinsky, our Silicon Valley commentator, came to us from the San Jose Mercury News, where he was that paper's high-tech stocks columnist. Prior to that, he covered a variety of beats as a reporter for Crain's Chicago Business, where he ultimately was an assistant managing editor. In addition, he writes The Wired Investor, a column on tech stocks in Fortune magazine, and contributes regularly to Marketplace, a nationally broadcast radio business-news magazine.

         JIM SEYMOUR. Mr. Seymour, a longtime commentator for PC Magazine and the founding editor-in-chief of PC/Computing magazine, writes about America's leading technology stocks as an outside contributor.

         GARY B. SMITH. Mr. Smith, an individual investor who manages his own money using technical analysis, is an outside contributor who writes five times each week about technical analysis and at-home trading. He also appears regularly on TheStreet.com television show.

         BEN HOLMES. Mr. Holmes, the founder of ipoPros.com, a research boutique specializing in the analysis of equity syndicate offerings, writes several times a week for our main site about upcoming initial public offerings, secondary offerings and lockup expirations. Prior to starting ipoPros.com, which was acquired by TheStreet.com in

         December 1999, he was a hedge fund manager with Worldwide Capital and a broker for Merrill Lynch.

     To ensure impartiality and prevent any conflict-of-interest or appearance of conflict, our editorial staff and outside contributors are required to abide by our strict compliance policy. According to this policy, our editorial staffers are not permitted to individually own individual stocks (though they may, and most do, own equity in TheStreet.com). Our outside contributors, including James Cramer, a money manager and large shareholder in and director of TheStreet.com, are required to disclose their current positions in any of the stocks they write about. Mr. Cramer has no control over the editorial content of TheStreet.com and his employment agreement prohibits him from discussing individual stocks with editorial staffers, limiting his contact with the editorial staff to the editor-in-chief or his designee.

                             THESTREET.COM WEB SITE

     We produce original coverage of business, Wall Street, money management and financial planning. Topics include the U.S. stock, bond and global financial markets, technology and other individual stocks, mutual funds, options, personal finance, analysts, IPOs, online brokers, 401(k)s and taxes.

     Our content currently falls into two categories: free and premium. The free areas of our site, currently accessible to all users without registration or a subscription, include our regularly updated Markets coverage, personal finance content, general business stories produced by our joint newsroom with The New York Times on the Web, most of our educational Basics section and many of our investment tools. Our premium content is available to those who have purchased a monthly, annual or multi-year subscription or who are currently registered for our 30-day free trial and currently includes stock, technology, mutual fund, personal finance and international news stories and commentaries each business day; some investment tools; and all free areas of the site. Our premium content subscribers and free-trial members also receive market and news summaries via email twice each business day and on weekends.

     The following is a detailed description of TheStreet.com web site, beginning with the free sections, then the premium sections, and ending with a description of the community features, which are a mix of free and premium.

MARKETS

     The Markets section, which features continuously updated market news stories from about 4 a.m. until 12 a.m. Eastern time each business day, is free and covers the following:

     -    the latest movements of the major indices;

     -    the most active stocks;

     -    news from foreign markets;

     -    the direction of the bond market;

     -    earnings news;

     -    merger and acquisitions news; and

     -    other major market events.

     Easy-to-read tables within the stories give readers a summary of index performance and earnings news, including corporate earnings surprises. In 1999, we expanded our coverage of foreign markets. Most recently, we increased the frequency of our European and Asian markets reports and expanded our "Before the Bell" and after-hours coverage of the U.S. markets.

HEADLINES FROM TSC/NYTIMES.com

     The free headlines section includes insightful yet brief stories on the major business and financial news events of the day, with a focus on breaking business news, personal finance and stock market coverage. These stories, which complement the news and commentary produced by our own editorial staff, are produced by our joint newsroom with The New York Times on the Web and published simultaneously on both our site and The New York Times web site. See "Business -TheStreet.com/NY Times Joint Newsroom."

PERSONAL FINANCE

     To assist our many readers who leave part or all of their stock selection to professional money managers, we have a free area providing daily personal finance news and features. Each day we answer an individual reader's fund question, with the Friday question dedicated to bonds.

     Our tax and 401(k) coverage is also located here.

BASICS

     This free section caters to readers who are gaining familiarity with the markets and investing. It features basic guides on stocks, bonds, mutual funds, options, taxes and personal financial planning.

COMMENTARY

     Our Commentary section is a premium area that includes columns from staffers and a network of outside contributors who write about topics such as money management, technical analysis, currency issues, industry analysis, macroeconomics, fundamental analysis, financial planning, mutual funds, initial public offerings, technology and international investing. In 1999, we added approximately 13 new columnists to the site, including IPO specialist Ben Holmes, technology columnist Adam Lashinsky, insider-trading expert Bob Gabele, technical analyst John Roque, international expert David Kurapka, as well as expanded offerings by other columnists.

TECH STOCKS

     The Tech Stocks section is a premium area that covers technology stocks. Our tech reporters, many of whom are located in our West Coast bureau in San Francisco, cover areas such as hardware, software, networking, semiconductors, telecommunications and the Internet. We also publish a separate technology stock update several times daily detailing the major news in the sector. In 1999, we increased our coverage of technology conferences and the business-to-business internet sector.

STOCK NEWS

     The Stock News section is a premium area that includes coverage of companies outside of the technology sector, such as retail, media/entertainment, biotechnology, energy, banking and financial services, brokerages/Wall Street and online brokers. It also includes our daily coverage of the options market.

INTERNATIONAL

     Recognizing that knowledge of international markets is vital to understanding the U.S. markets, we have a dedicated International section, which is a premium area. In 1999 and the first quarter of 2000, we have expanded our international coverage, deploying staffers in New York, San Francisco, London, Frankfurt, Tokyo and Hong Kong, and adding outside contributors to provide continuous coverage of global markets and certain key individual stocks. Most recently, the depth and breadth of our international coverage has benefited from the launch in February 2000 of TheStreet.co.uk, our U.K. sister site, based in London, England.

COMMUNITY FEATURES

     We offer several interactive features that help create a community atmosphere among our readers. We believe that developing a sense of community among our readers increases our brand awareness, increases the frequency and duration of reader visits and fosters loyalty to our site and our writers. Current community features include:

     - both topic and ticker-based message boards, which allow readers to share their opinions about current issues and stocks;

     -   email between our readers and our staff;

     - polls that invite readers to vote on issues related to the latest financial and investing news;

     - regular chats featuring our top-name contributors and expert staffers hosted on Yahoo!, America Online, and other services; and

     - streaming audio programs, including audio feeds from our television program.

INVESTMENT TOOLS

     Committed to providing our readers with the most robust interactive experience that an online financial publication can offer, we feature a variety of interactive investment tools that enable users to conduct their own financial research. Among the investment tools we offer are:

     - detailed stock quotes, both delayed and, currently for subscribers only, real time;

     -    intraday and historical stock charts with adjustable parameters;

     -    mutual fund quotes and scoreboards;

     -    summary company profiles;

     -    analysts' buy/sell ratings;

     -    news wire service feeds;

     -    SEC filings;

     -    insider buying information;

     -    analyst rankings; and

     -    a powerful, sophisticated portfolio tracker.

     We are currently working to enhance the investment tools offerings on our site, both in terms of volume and quality, to strengthen our position as a comprehensive financial news and information destination.

                             INTERNATIONAL EXPANSION

     In 1999, we began an international expansion in an effort to build a global brand and to continue to bring to our readers the best and most comprehensive financial news and analysis on the web. The first step in this expansion was the formation in September 1999 of a counterpart to TheStreet.com in the United Kingdom, known as "TheStreet.co.uk." Our partners in this venture, Chase Capital Partners, Barclays Private Equity, ETF Group, and 3i, invested a total of $16.9 million for a minority stake in the company. The site was successfully launched in February 2000 and features business and economic news, investment commentary and in-depth personal finance pages.

     In addition, in December 1999, we entered into an agreement with Ha'aretz Group, an Israeli newspaper publisher, to invest $2.25 million in exchange for a minority stake in Business Net Online, Ltd., a new venture that aims to launch an online business publication in 2000 to be known as Israel Business Online. Also, under that agreement, TheStreet.com will publish selected news and headlines on Israeli technology companies listed on U.S. exchanges from the Israel Business Online site and that site will publish selected news and headlines from TheStreet.com.

                      THESTREET.COM/NY TIMES JOINT NEWSROOM

     In November 1999, we launched a joint newsroom with The New York Times on the Web, which reports on breaking business news, personal finance and the financial markets. Stories generated by the joint newsroom, which by December 31, 1999 had seven reporters on staff, are published simultaneously on both TheStreet.com site and The New York Times on the Web. Additionally, the two sites share one another's news headlines, with stories from TheStreet.com available from The New York Times site and The New York Times business stories accessible from TheStreet.com.

                               SUBSCRIPTION SALES

     As of December 31, 1999, we had over 104,000 subscribers (not including free-trial members). Readers can choose either an annual subscription regularly priced at $99.95 or a monthly subscription regularly priced at $9.95. From time to time, we offer seasonal and special discounts and promotions. The number of our subscribers has risen each month since August 1997, when we began tracking that data. During the last six months of 1999, approximately 82% of our annual subscribers whose subscriptions came up for renewal, and 96% of our monthly subscribers, renewed their subscriptions.

     We have actively marketed our subscriptions by offering 30-day free trials to our readers. Once these readers have signed up for the free trial, we seek to convert them to paid subscribers by allowing them access to all areas of our site. We also send them a series of targeted emails that highlight the benefits of membership. We continue to contact by email those readers whose free trials have expired without conversion.

     As part of our efforts to increase our subscriber base, we have entered into subscription distribution agreements with online financial services firms. For example, under our agreement with E*TRADE, E*TRADE purchases bulk subscriptions at a discounted rate that it offers to certain new E*TRADE brokerage customers and to its existing Power E*TRADE customers (active traders).

     In addition, in June 1999, we entered into an agreement with DLJdirect, Inc. under which DLJdirect purchases bulk subscriptions at a discounted rate that it offers to its large account holders as well as to those persons who open an account with DLJdirect as a result of a promotion involving TheStreet.com. DLJdirect also purchases bulk subscriptions at a discounted rate for all of its in-house professionals.

     We have also increased the number of our subscribers through the efforts of our Professional Markets group, which in 1999 entered into agreements with approximately 20 financial institutions to provide content to certain of their financial professionals and clients. See "Business--Professional Markets."

     Recently, we have made special offers to our subscribers allowing them to lock-in current subscription rates for certain periods in advance of a subscription rate increase anticipated with the implementation of our new strategy.

     However, we expect that, once we relaunch of our web site and begin offering our content for free on that site, our subscription revenues will begin to decline. See "Risk Factors -- Risk Associated with Our New Strategy -- We May Have Difficulty Retaining Current Subscribers After We Go Free."

                                ADVERTISING SALES

     We currently derive a substantial portion of our revenues from advertising sales. Under our new strategy, which we expect to implement in the second quarter of 2000, we expect that this portion of our revenues will increase. We have established a desirable reader demographic that has enabled us to build a growing advertising business and charge rates that are, to our knowledge, among the highest of financial web sites. We have been able to attract an increasing number of advertisers, both within and beyond the financial services industry.

     Our advertising revenues grew from approximately $2.5 million in 1998 to approximately $7.9 million in 1999. In 1999, advertising revenues represented approximately 55% of our total revenue. We believe that our advertising revenues will continue to grow in 2000, particularly after the implementation of our new strategy of offering our content for free. See "Risk Factors -- We Depend on Our Top Advertisers for a Significant Portion of Our Advertising Revenues, and the Loss of Several of Our Top Advertisers May Harm Our Business."

DEMOGRAPHICS

     Our audience presents a desirable reader demographic for advertisers in the financial services, technology and luxury goods industries. According to @plan, a third-party neutral marketing research firm, the percentage of our readers who have portfolios over $250,000 is higher than any other site surveyed in @plan's Winter 2000 study. Also, according to the same study, our readers are two and one-half times more likely than the average Web user surveyed by @plan to own securities. In addition, compared to the average Internet user surveyed by @plan, our readers are more than seven times more likely to trade stocks online. The survey research portion of the @plan system is conducted by The Gallup Organization. As we shift from a subscription-based site to a free site, we expect that the increased audience will bring with it a decline in this demographic from its current high level. See "Risk Factors---We Face a Possible Decline in Our User Demographic As We Attract a larger Mainstream Audience" and "Risk Factors--Difficulties or Delays in Implementing Our Network Strategy May Harm Our Business."

     In December 1999, our web site attracted more than 2.2 million unique visitors who generated over 26 million page views, as compared with approximately 280,000 unique visitors who generated over 7 million page views in December 1998. Our unique visitor information was based on data provided to us by DoubleClick Inc., a company that measures our users in connection with delivering advertisements on our web site.

     A unique visitor is a person who visits TheStreet.com site from a particular personal computer. A person who makes multiple visits from the same computer in a given time period is only counted once. A page view means one person's download of one page of our web site.

OTHER FACTORS ATTRACTIVE TO ADVERTISERS

     In addition to our desirable reader demographics, advertisers seek a presence on TheStreet.com for a number of other reasons, including:

     - LONG DURATION AND HIGH FREQUENCY OF VISITS. In the fourth quarter of 1999 our subscribers and free-trial members spent an average of 27 minutes per visit on our site. We believe this duration compares favorably to the time spent by readers on other financial sites. However, this time period may decrease on our main site once this site becomes free. Further, according to a study conducted in October 1999 by NFO Interactive for TheStreet.com, approximately 88% of our subscribers visit our site at least once every day.

     - OUR MARKETING EFFORTS. Advertisers like the fact that we conduct an extensive marketing and media relations campaign to increase the visibility of our site.

     - OUR EDITORIAL CONTENT. Many advertisers like to associate their products and services with our original, timely and trustworthy editorial content.

OUR ADVERTISING SALES DEPARTMENT

     We maintain an internal, direct advertising sales department which, as of December 31, 1999, consisted of 18 employees. By using a direct sales force rather than outsourcing advertising sales, we control our relationships and are better able to serve our clients. In anticipation of the implementation of our new strategy and our increased reliance on advertising revenues, we are in the process of expanding this department.

ADVERTISING OPPORTUNITIES AT THESTREET.COM

     We offer a variety of advertising options that may be purchased individually or in packages, such as "run-of-site" banner advertisements that run throughout our web site, for which our current rate card CPM (cost per thousand impressions) ranges from $47 to $57; premium positioning advertising featuring targeted advertisements for which our current rate card CPM ranges from $58 to $68; sponsorships, which run in a fixed area of our web site for a set duration; and advertising on our twice-daily email bulletins delivered to our subscribers and free-trial readers, for which our current rate card CPM ranges from $65 to $75.

OUR ADVERTISERS

     In 1999, more than 170 advertisers advertised on our web site. In 1999, our top advertiser accounted for approximately 10% of our advertising revenue, and our top five advertisers accounted for approximately 36% of our advertising revenues, compared with approximately 65% for the year ended December 31, 1998. In 1999, we continued to add well-known non-financial services industry companies to the roster of advertisers on our site, including, US West, Steuben, LuxuryFinder, and General Motors. In addition, in 1999 we added several new finance services advertisers, including Van Kampen Funds and the Chicago Mercantile Exchange.

     The following is a list of our top ten brokerage and non-brokerage advertisers in 1999:

                            TOP 10 BROKERAGE ADVERTISERS

        Ameritrade                                 National Discount Brokers
          Datek                                         On-Site Trading
        DLJdirect                                        Precision Edge
         E*TRADE                                      Salomon Smith Barney
        LiveTrade                                    Web Street Securities

                          TOP 10 NON-BROKERAGE ADVERTISERS

          Compaq                                         LowestFare.com
       Exxon/Mobil                                           Multex
        First USA                                     Phillips Publishing
        INVESTools                                 West Tech Virtual Job Fair
         Lincoln                                        Worden Brothers

     In addition, we believe that investor relations professionals increasingly are recognizing that both the sophisticated individual investor and the professional investor are turning to the web for timely information. As a leading online financial news and information site, we believe we will benefit from this trend. Some companies that have run investor relations advertising on our site include AT&T, Bell Atlantic and Intimate Brands.

                                    MARKETING

     We pursue a variety of marketing initiatives designed to build brand awareness, increase traffic to our site and accelerate subscription growth. These initiatives include advertising in every major category of media, establishing strategic distribution relationships with leading companies, maintaining a well-trained team of in-house customer service representatives, developing brand extensions and engaging in an ongoing media-relations campaign.

ADVERTISING CAMPAIGN

     Advertisements for TheStreet.com appear in a variety of online and offline media, including:

     -    cable television networks, including CNBC and the FOX News Channel;

     - local and network radio stations, including Westwood One, WFAN and WNEW;

     - newspapers, including The Wall Street Journal, The New York Times and Investor's Business Daily;

     -    print magazines, including Fortune, SmartMoney and Inc.;

     - outdoor locations, including phone kiosks, moving and stationary billboards and train platforms;

     - in-flight advertising, including flights on United Airlines, Northwest Airlines and US Airways; and

     - online sites, including CBS.Marketwatch.com, SmartMoney.com and Bloomberg.com.

CONTENT SYNDICATION

     We have established content syndication agreements with leading companies to increase recognition of our brand and attract new readers to TheStreet.com site. Key partners with whom we have content syndication and promotion agreements include:

     - AMERICA ONLINE. Under our new, expanded agreement with America Online, we will become an anchor tenant in several departments of AOL's Personal Finance channel, including the AOL Market Day, Active Trader, Investment Research and Investing Forums areas, providing financial news and live events to AOL. In addition, we will receive promotion in CompuServe's Personal Finance area, and AOL will feature our headlines on AOL.com and Netscape Netcenter. These areas will feature prominent links to our web site. As part of the agreement, AOL users receive a 20% discount when they purchase a new subscription to TheStreet.com. The live events, of which there will be several per month, will include at least one live chat per month with James Cramer. Additionally, our U.K. sister site, TheStreet.co.uk, will syndicate content to AOL UK.

     - YAHOO! Under our agreement with Yahoo!, we syndicate approximately five stories daily, some delayed, for co-branded publication on Yahoo! Finance. Each of our stories published on Yahoo! Finance contains direct links to our site and subscription sign-up page. In addition, we host approximately four online chats on Yahoo! Chat each month, featuring our writers or special guests. These chats have helped us raise the profile of our staff and expose our brand to millions of Yahoo! users.

     - Under a separate agreement with Yahoo!, our stories are "indexed" on Yahoo! Finance. Under this agreement, every request by a user of Yahoo! Finance for a stock or mutual fund quote pulls up a list of stories from TheStreet.com about that stock or fund. These headlines link directly to our site so that readers can click straight through to TheStreet.com. If the story is in our free area, the readers click straight into the story. If it's a premium story, and if the reader is not a free-trial member or subscriber of TheStreet.com, the reader is offered the opportunity to register for a free trial.

     - MOTOROLA. Under our agreement with Motorola, TheStreet.com will provide financial news and commentary over Web-enabled wireless devices via Motorola's Mobile Internet Exchange-TM- communications platform, also known as the MIX-TM- platform.

     - SALON.COM. Under our agreement with Salon.com, it publishes four updated financial market news stories from TheStreet.com each weekday.

     - MICROSOFT MSN MONEYCENTRAL. Under our agreement with Microsoft, MSN MoneyCentral publishes on its web site two feature columns from The Street.com each week: one by James Cramer and one by Herb Greenberg.

     - INTUIT. Under our agreement with Intuit, Intuit includes a number of our stories in a package of financial news and information that it provides to certain sites such as Quicken.com, AOL.com, Excite and Webcrawler. Such stories include our logo and a prominent link to a free-trial sign-up page.

     - ABCNEWS.COM. Our agreement with ABCNEWS.com provides for the co-branded publication of five of our stories each day on the ABCNEWS.com site. Our logo and links to our site appear prominently on the Business section of the ABCNEWS.com page.

     - 3COM. Under our agreement with 3Com, users of the Palm VII hand-held organizer will be able to access branded financial markets stories by TheStreet.com via a remote wireless connection to the Internet.

     We distribute content to many other leading web sites, including those of DLJdirect, E*TRADE and the Chicago Board Options Exchange.

THESTREET.COM INTERNET SECTOR AND E-COMMERCE INDICES

     In conjunction with the Philadelphia Stock Exchange and the Susquehanna Investment Group, we created TheStreet.com Internet Sector Index, an index of 20 Internet companies. Options based on the index began trading in December 1998. Since its launch, TheStreet.com Internet Sector Index has been mentioned or featured on prominent news outlets including The New York Times, The Wall Street Journal, the Los Angeles Times and CNBC. In May 1999, Salomon SmithBarney created equity-linked notes based on the index. These notes trade on the American Stock Exchange.

     Additionally, in conjunction with the American Stock Exchange, in February 1999 we created TheStreet.com E-Commerce Index, an index of 15 electronic commerce companies. This index has since been increased to 18 companies. In June 1999, TheStreet.com E-Finance Index, an index of 11 online financial services companies was launched in conjunction with the American Stock Exchange. This index has since been increased to 14 companies.

MEDIA RELATIONS

     TheStreet.com engages in an ongoing media-relations campaign. In 1999, TheStreet.com, our writers and our stories were mentioned or featured in more than 3000 reports by more than 100 news outlets, including The Wall Street Journal, The New York Times, USA Today, The Financial Times, CNBC and US News & World Report. In addition to TheStreet.com television show on the FOX News Channel, which regularly features our columnists, editors and reporters, some of our writers appear frequently on other television programs. Editor-at-large Cory Johnson appears on the syndicated program "Next Step," and senior columnist Adam Lashinsky appears on ZDTV's "Silicon Spin" program.

TELEVISION SHOW

     In May 1999, we entered into an agreement with FOX News Network L.L.C. to co-produce a television show. The television show, which premiered in July 1999, is entitled "TheStreet.com" and features our editorial staff and outside contributors, and is currently aired three times each weekend on FOX News Channel. We believe that this television show has boosted our brand awareness and raised the profile of our writers.

CUSTOMER SERVICE

     Customer service is a critical element of our marketing strategy. Because TheStreet.com is published online, we can interact with our readers much more easily than traditional print publications or broadcast media companies. In December 1999, for example, we had approximately 18,000 reader contacts, from a base of over 104,000 subscribers and additional readers in their 30-day free trial. As of December 31, 1999, our customer service department had 25 personnel.

                              PROFESSIONAL MARKETS

     TheStreet.com appeals to a broad range of financial professionals, including analysts, money managers and financial advisors. Our October 1999 subscriber study conducted by NFO Interactive showed that approximately 27% of our subscribers were financial professionals. In 1999, our Professional Markets group entered into agreements with 21 financial institutions, including Fidelity Investments Institutional Brokerage Group, KeyBank and Bank of America Securities, to provide them with our content delivered according to their transmission needs.

     Additionally, in 1999 we entered into an agreement with ILX Systems, a leading market data company, under which ILX will offer real-time financial news and commentary provided by TheStreet.com on the ILX platform, which is available to over 130,000 financial professionals.

     In connection with the implementation of our new strategy, we are in the process of developing a new web site that will feature information, news, commentary and data specifically tailored to satisfy the exacting needs of financial professionals and other serious investors.

                                   COMPETITION

     An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue to increase. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

     - online services or web sites focused on business, finance and investing, such as CBS.MarketWatch.com, CNBC.com, CNNfn.com, The Wall Street Journal Interactive Edition, DowJones.com,Forbes.com, SmartMoney.com, Microsoft MSN MoneyCentral and The Motley Fool;

     - publishers and distributors of traditional media, including print, radio and television, such as The Wall Street Journal, Fortune, Bloomberg Business Radio and CNBC;

     - providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service, Dow Jones Markets and Bridge News Service;

     -   web "portal" companies, such as Yahoo! and America Online; and

     - online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab, E*TRADE and Merrill Lynch.

     Our ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of our content and that of competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

     We also compete with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or our web site to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our web site. See "Risk Factors--A General Decline in Online Advertising or Our Inability to Adapt to Trends in Online Advertising Could Harm Our Advertising Revenues."

                     INFRASTRUCTURE, OPERATIONS & TECHNOLOGY

     TheStreet.com's technological infrastructure is built and maintained for reliability, security and flexibility. This infrastructure is hosted primarily at Exodus Communications' facility in Jersey City, New Jersey, which is equipped with a power supply that is intended to be uninterruptible. In addition, in September 1999, we entered into an agreement with

USinternetworking, Inc. under which USi provides us with a mirror site for disaster recovery in the event of the failure of our primary systems. The USi failover site became operational in December 1999.

     Our content-management system allows our stories to be prepared for publication in a number of output formats. This feature enables us to distribute our stories to multiple destinations economically. Our in-house subscription management system is based on technology provided by Art Technology Group and Clear Commerce and is hosted at Exodus Communications' facility. This system has allowed us to communicate automatically with readers during their free-trial periods and to make a wide variety of customized subscription offers available to potential subscribers.

     Our operations are dependent on our ability and that of Exodus and USI to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks and other events beyond our control. See "Risk Factors--Disruptions Associated with Moving Our Subscription Management System In-house May Harm Our Business" and "Risk Factors--We Face a Risk of System Failure that May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation."

                              INTELLECTUAL PROPERTY

     To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, clients, strategic partners and others. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which we offer or intend to offer our services. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business, results of operations and financial condition. Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. We incorporate certain licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See "Risk Factors--Failure to Protect Our Intellectual Property Rights Could Harm Our Brand-Building Efforts and Ability to Compete Effectively."

                                    EMPLOYEES

     As of December 31, 1999, we had 253 employees, of which 96 worked in editorial, 17 in consumer marketing and media relations, 18 in advertising, four in professional markets, 51 in technology, six in analyst rankings, 25 in customer service/technical support and 22 in finance/administration. We also have four employees who work on our television show, four who work on the ipoPros.com site and six who work in the TSC/NYTimes joint newsroom. These figures include employees from TheStreet.co.uk, our U.K. subsidiary, which had 28 employees as of December 31, 1999. We have never had a work stoppage and none of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

                                   FACILITIES

     In December 1999, we relocated our principal administrative, sales, marketing, technology and editorial facilities to a larger facility, encompassing approximately 69,000 square feet of office space on two floors in an office building on Wall Street in New York City, New York. Our West Coast bureau is located in approximately 3,200 square feet of office space in San Francisco, California. Our communications and network infrastructure is hosted at Exodus

Communications in Jersey City, New Jersey. TheStreet.co.uk, our U.K. subsidiary, is housed in approximately 15,000 square feet of office space in London, England.

                              GOVERNMENT REGULATION

     Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including the possible levying of tax on e-commerce transactions. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See "Risk Factors -- Government Regulation and Legal Uncertainties Relating to the Web Could Increase Our Costs of Transmitting Data and Increase Our Legal and Regulatory Expenditures and Could Decrease Our Readership."

ITEM 2.  PROPERTIES

     TheStreet.com's principal executive offices are currently located at 14 Wall Street, New York, New York. Consisting of approximately 69,000 square feet, this facility is currently leased to TheStreet.com under a lease which expires in 2009 with an average annual rent of approximately $2 million. We also lease approximately 3,200 square feet for our West Coast bureau in San Francisco, California under a lease which expires in 2003 and our U.K. subsidiary leases office space in London, England.

ITEM 3.  LEGAL PROCEEDINGS

     TheStreet.com is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of the Company's security holders during 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION


         Our common stock has been quoted on the Nasdaq National Market under the symbol TSCM since our initial public offering on May 11, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1999                                       Low                       High
----                                       ---                       ----
second quarter (from May 11, 1999)         25.0625                   71.25
third quarter                              15.1875                   37.875
fourth quarter                             14.0000                   22.1875


        On March 27, 2000, the last reported sale price for our Common Stock was $11.9375 per share.

HOLDERS

        The number of holders of record of our Common Stock on March 27, 2000 was 298, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS

        There were no dividends or other distributions made by us during the fiscal year ended December 31, 1999. It is anticipated that cash dividends will not be paid to the holders of our Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The following selected financial data is qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.
The selected statement of operations data presented below for the period from June 18, 1996 (inception) through December 31, 1996 and the years ended December 31, 1997, 1998, and 1999, and the balance sheet data as of December 31, 1998 and 1999 are derived from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein. The balance sheet data as of December 31, 1996 and 1997 has been derived from our audited financial statements which are not included herein.

                                                JUNE 18, 1996
                                                 (INCEPTION)       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                   THROUGH        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                 DECEMBER 31,
                                                     1996             1997              1998              1999

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Net revenues:

   Advertising & E-Commerce                                $--              $118           $2,544              $7,897
   Subscription.............................                --               321            1,686               4,550
   Other....................................                --               150              393               1,869
                                                            --               ---              ---               -----

      Total net revenues....................                --               589            4,623              14,316
Cost of revenues............................               298             1,147            3,955               9,548
                                                           ---             -----            -----               -----

      Gross profit (loss)...................             (298)             (558)              668               4,768
Operating expenses:
   Product development......................               469               402            2,346               7,475
   Sales and marketing......................               397             2,189            9,205              16,402
   General and administrative...............               548             2,210            5,158              15,121
   Noncash compensation expense.............                --                --               90               4,532
                                                            --                --               --               -----

                                                JUNE 18, 1996
                                                 (INCEPTION)       YEAR ENDED        YEAR ENDED        YEAR ENDED
                                                   THROUGH        DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                 DECEMBER 31,
                                                     1996             1997              1998              1999

                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

      Total operating expenses..............             1,414             4,801           16,799              43,530
                                                         -----             -----           ------

      Loss from operations..................           (1,712)           (5,359)         (16,131)            (38,762)
Interest expense (Income), net..............               21               405              227              (4,415)
                                                            --               ---              ---

      Loss before provision for income
      taxes and minority interest                      (1,733)           (5,764)         (16,358)            (34,347)
Provision for income taxes...............                   --                --               --                  95
                                                            --                --               --                  --

      Loss before minority interest                    (1,733)           (5,764)         (16,358)            (34,442)

Minority interest                                           --                --               --                 808
                                                            --                --               --                 ---

      Net loss..............................          $(1,733)          $(5,764)        $(16,358)           $(33,634)
                                                      ========          ========        =========           =========

Net loss per share - basic and diluted......           $(0.29)           $(0.95)          $(2.13)             $(1.73)
                                                       =======           =======          =======             =======

Weighted average basic and
diluted shares outstanding..................             6,061             6,061            8,575              21,053
                                                       =======           =======          =======              ======


                                                                                DECEMBER 31,
                                                       ---------------------------------------------------------------
                                                            1996             1997            1998            1999

                                                                               (IN THOUSANDS)

BALANCE SHEET DATA:

Cash, cash equivalents and short term investments....              $18            $157          $24,612      $119,415
Working capital (deficit)............................            (253)         (1,343)           22,918       114,544
Total assets.........................................              305             911           27,581       143,550
Long-term debt, less current
   maturities........................................            1,357           6,335               --            --
Redeemable convertible preferred stock...............               --              --           21,107            --
Total stockholders' equity (deficit).................          (1,433)         (7,157)            2,417       111,414

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 27(a) of the Securities Act of 1933, as amended, Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this annual report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ.

         The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto.

OVERVIEW


         TheStreet.com is a leading web-based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. We combine the most important qualities of traditional print journalism - accuracy, intelligence, fairness, and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. With a staff of approximately 100 professional reporters and editors, together with over 30 outside contributors, we update our site with original stories throughout each business day and with many additional features on weekends. As a result, we are able to provide our readers with original content that provides for a loyal and increasing readership base.

         We originally organized in June 1996 as a limited liability company funded by our co-founders, Mr. James J. Cramer and Dr. Martin Peretz. In May 1998, we were re-organized from a limited liability company into a C corporation, and in May 1999, we completed our initial public offering. We are based in New York City with bureaus in San Francisco, Silicon Valley and London. Mr. Kevin W. English, who served as our chairman and chief executive officer since October 1998, resigned those positions on November 5, 1999. Mr. Thomas Clarke, Jr., who was hired in October 1999 as president and chief operating officer, was appointed chief executive officer on November 5, 1999. Mr. Fred Wilson, who has served as a director since May 1998, was appointed chairman of the board of directors on November 5, 1999.

         In September 1999, TheStreet.com, Inc. and minority investors including 3i, Barclays Capital, Chase Capital Partners, ETF Group, and Intel invested a total of $17 million to form TheStreet.com (Europe) Limited, a holding company majority owned by TheStreet.com. TheStreet.com owns approximately 63% of the holding company. The Street.com transferred certain assets consolidated at fair market value, including certain technologies and trademarks valued at $9,000,000 and $1,000,000, respectively.

         We currently derive our revenues from advertising and e-commerce, retail and professional subscriptions, and other sources, including advertising and sponsor revenues from TheStreet.com television show and content syndication fees. Our two principal sources of revenue are generated from advertisers and subscribers. During the fourth quarter of 1999, we acquired ipoPros.com, Inc., a company with a subscription-based online web site offering research, ratings, data and news about initial and secondary stock offerings.

         We have entered into a number of strategic relationships that continue to help create brand awareness and increase subscription and advertising revenues. We have subscription distribution agreements with third parties such as E*TRADE and DLJdirect; e-commerce marketing partnerships with First USA, LowestFare.com and NetStock Direct; content distribution agreements with companies including Yahoo!, America Online and Intuit; and joint ventures with media companies such as The New York Times Co. and Fox News Network LLC. We made a majority investment in TheStreet.com (Europe) Limited to form TheStreet.co.uk, a London-based counterpart to TheStreet.com. In the fourth quarter of 1999, we entered into a joint venture with Ha'aretz Group, a leading Israeli newspaper publisher, to make a strategic investment in a new online news provider to cover Israel business and technology news.

         As part of our joint venture with Fox News Network LLC, we launched a weekly television show in July 1999, entitled "TheStreet.com," on the FOX News Channel. The program features several of our editorial personalities along with special guests from the financial community, and runs in three half-hour time slots each weekend.

         In addition to providing financial news and commentary, we have developed indices listed on major stock exchanges to monitor the collective performance of stocks in various sectors. In conjunction with the Philadelphia Stock Exchange and the Susquehanna Investment Group, we created TheStreet.com Internet Sector Index, an index of 20 Internet companies. Options based on the index began trading in December 1998. In February 1999, TheStreet.com and the American Stock Exchange created TheStreet.com E-Commerce Index, an index of 15 electronic commerce companies. This index has since been increased to 18 companies. In June 1999, TheStreet.com and the American Stock Exchange created a third stock index,TheStreet.com E-Finance Index, an index of 11 electronic finance companies. This index has since been increased to 14 companies.

         We recently announced a new strategy to transform our current offering of news and commentary into a network of free and paid sites under TheStreet.com name. We aim to further develop a mass audience for our site by going free in order to increase the number of unique visitors to the site and increase our advertising and e-commerce revenues. We expect to begin implementing our new strategy in the second quarter of 2000.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES

         Advertising and E-Commerce Revenues. Advertising and e-commerce revenues increased from $2,544,000 for the twelve months ended December 31, 1998 to $7,897,000 for the twelve months ended December 31, 1999, due to an increase in our sales of sponsorship, banner, and email advertisements. For the twelve months ended December 31, 1998 and 1999, the majority of our advertising and e-commerce revenues were derived from sponsorship contracts.

         For the twelve months ended December 31, 1999, the top five advertisers accounted for approximately 36% of our advertising and e-commerce revenue, compared with approximately 65% for the twelve months ended December 31, 1998.

         Subscription Revenues. Net subscription revenues increased from $1,685,000 for the twelve months ended December 31, 1998 to $4,550,000 for the twelve months ended December 31, 1999, due to the growth in our subscriber base. During the twelve months ended December 31, 1999, cancellation chargebacks and refunds accounted for approximately 4% of total subscription revenues. For the twelve months ended December 31, 1999, approximately 75% of our net subscription revenue was derived from annual subscriptions.

         Other Revenues. Other revenues increased from $394,000 for the twelve months ended December 31, 1998 to $1,869,000 for the twelve months ended December 31, 1999. For the twelve months ended December 31, 1998, our other revenues were mainly derived from a syndication and hosting partnership with ABCNEWS.com and Starwave (an affiliate of ABCNEWS.com). As part of this arrangement, we agreed to syndicate a portion of our news content to ABCNEWS.com in return for technology and hosting services from Starwave. This arrangement ceased after our internal subscription management system became operational in late May 1999. For the twelve months ended December 31, 1999, other revenues consisted primarily of hosting and new syndication arrangements with online and print media companies, barter revenues, revenues from TheStreet.com television show, and revenues from one-time consulting services related to content syndication. Barter revenue recognized during 1997, 1998 and 1999 was $0, $31,000 and $893,000, respectively. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of the placement.

COST OF REVENUES. Cost of revenues increased from $3,955,000 for the twelve months ended December 31, 1998 to $9,548,000 for the twelve months ended December 31, 1999, primarily due to the growth of our editorial staff from 53 as of December 31, 1998 to 116 as of December 31, 1999. In addition, we have experienced an increase in the number of outside contributors, data service fees for editorial research, the number of new research tools made available to our subscribers, and costs related to TheStreet.co.uk.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $2,346,000 for the twelve months ended December 31, 1998 to $7,475,000 for the twelve months ended December 31, 1999, primarily due to the commencement of TheStreet.co.uk operations and other new product development initiatives, increased expenses for contract programmers and developers, and an increase in the headcount from 13 employees as of December 31, 1998 to 51 as of December 31, 1999, which included staff for TheStreet.co.uk.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $9,205,000 for the twelve months ended December 31, 1998 to $16,402,000 for the twelve months ended December 31, 1999, primarily due to an increase in headcount from 27 as of December 31, 1998 to 64 as of December 31, 1999, an increase in print advertising, and increased content distribution fees.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative costs increased from $5,158,000 for the twelve months ended December 31, 1998 to $15,121,000 for the twelve months ended December 31, 1999, primarily as a result of an increase in headcount from 7 as of December 31, 1998 to 22 as of December 31, 1999 and incurring additional costs to support the growth of our business such as occupancy costs, moving expenses, professional service fees, insurance costs, equipment depreciation, and administrative costs for TheStreet.co.uk.

NONCASH COMPENSATION EXPENSE. During 1998 and the first six months of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense over the period that these specific options vest. For the twelve months ended December 31, 1999, we recorded $4,532,000 in noncash compensation expense related to these options. This includes non-cash compensation recognized in connection with Kevin English's departure from the Company on November 5, 1999. The remaining noncash compensation expense beyond 1999 is currently estimated to be $5.5 million.

INTEREST EXPENSE (INCOME) NET. For the twelve months ended December 31, 1998, interest expense on loans from founders of the TheStreet.com, L.L.C. was $389,000. In May 1998, the loans and remaining accrued interest were converted into equity when TheStreet.com, L.L.C. converted into TheStreet.com, Inc. For the twelve months ended December 31, 1998 interest income was $161,000, primarily due to interest earned on the cash proceeds from a private placement in May 1998. For the twelve months ended December 31, 1999, interest income was $4,415,000, primarily due to interest earned on both the cash proceeds from our initial public offering and funds contributed by private equity investors in TheStreet.co.uk.

INCOME TAXES. For the twelve months ended December 31, 1999, income taxes were $95,000, primarily due to state and local income tax assessments. No benefit for Federal and state income taxes is reported in the financial statements, as we had elected to be taxed as a partnership prior to May 7, 1998, at which time we converted to a C corporation. Subsequent to our conversion to a C corporation, we have accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Had we applied the provisions of SFAS 109 for the period from inception, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance.

MINORITY INTEREST. For the twelve months ended December 31, 1999, minority interest was $808,000. This figure represents the loss attributable to the minority interest in TheStreet.com (Europe) Limited held by outside investors, which consists of results from operations offset by preferred dividends on shares held by TheStreet.com (Europe) Limited investors.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUES

         Advertising Revenues. Advertising revenues increased from $118,000 for the twelve months ended December 31, 1997 to $2,544,000 for the twelve months ended December 31, 1998, due to the commencement of sponsorship sales, and increased banner and email advertisement sales. During 1997, 100% of advertising revenues were derived from the delivery of banner advertisements as a result of monthly advertising agreements. During 1998, 86% of our advertising revenues were derived from sponsorship contracts.

         Subscription Revenues. Net subscription revenues increased from $321,000 for the twelve months ended December 31, 1997, to $1,685,000 for the twelve months ended December 31, 1998, due to the growth in our subscriber base. Substantially all of the revenues in 1997 related to monthly subscriptions. In 1998, approximately 50% of our net subscription revenue was derived from annual subscriptions. During 1998, cancellation chargebacks and refunds accounted for approximately 2% of total subscription revenues.

         Other Revenues. Other revenues increased from $150,000 for the twelve months ended December 31, 1997, to $394,000 for the twelve months ended December 31, 1998. In 1997, other revenues consisted entirely of revenues derived from a syndication and hosting partnership with ABCNEWS.com and Starwave (an affiliate of ABCNEWS.com). As part of this arrangement, we agreed to syndicate a portion of our news content to ABCNEWS.com in return for technology and hosting services from Starwave. In 1998, we derived $300,000 from this agreement.

COST OF REVENUES. Cost of revenues increased from $1,146,000 for the twelve months ended December 31, 1997, to $3,955,000 for the twelve months ended December 31, 1998, primarily as a result of the growth of our editorial staff from 21 to 53, increased fees paid to outside contributors and increased licensing fees.

PRODUCT DEVELOPMENT EXPENSES. Product development expenses increased from $402,000 for the twelve months ended December 31, 1997, to $2,346,000 for the twelve months ended December 31, 1998, primarily as a result of the construction of our new site during 1998, and growth in our staff from three to 13. All product development costs were expensed as incurred.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased from $2,189,000 for the twelve months ended December 31, 1997, to $9,205,000 for the twelve months ended December 31, 1998, primarily due to a significant advertising campaign in 1998.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $2,210,000 for the twelve months ended December 31, 1997, to $5,158,000 for the twelve months ended December 31, 1998, primarily as a result of increased finance and administration costs to support the growth of our business and higher rent payments to accommodate the increase in staff.

NONCASH COMPENSATION EXPENSE. During 1998, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock. This resulted in noncash compensation expense over the period that these specific options vested. For the twelve months ended December 31, 1998, we recorded $90,000 in noncash compensation expense related to these options.

INTEREST EXPENSE, NET. Net interest expense decreased from $405,000 for the twelve months ended December 31, 1997 to $389,000 for the twelve months ended December 31, 1998. In 1998, the interest on these loans was $383,000 from the beginning of the year to May 1998, at which time the loans and remaining accrued interest were converted into equity of TheStreet.com, Inc. An additional $5,000 of interest expense was recorded in 1998 for a bank loan. There was no interest income in 1997. In 1998, interest income was $161,000.

INCOME TAXES. No benefit for Federal and state income taxes is reported in the financial statements, as we had elected to be taxed as a partnership prior to May 7, 1998, at which time we converted to a C corporation. Therefore, for the periods presented through May 7, 1998, the Federal and state tax effects of the tax losses were recorded by the members of the TheStreet.com, L.L.C. in their respective income tax returns. Subsequent to our conversion to a C corporation, we have accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Had we applied the provisions of SFAS 109 for the period from inception, the deferred tax asset generated, primarily from net operating loss carryforwards, would have been offset by a full valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES. We currently invest in money market funds and other short-term instruments that are highly liquid, of high-quality investment grade, and have maturities of less than one year, with the intent to make such funds readily available for operating purposes. As of December 31, 1999, our cash, cash equivalents and short-term investments, amounted to $119,415,000, compared with $24,612,000 as of December 31, 1998.

         We believe that our market risk exposures are immaterial as we do not own instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

         Cash used in operating activities was $4,371,000, $15,829,000, and $23,335,000 for the twelve months ended December 31, 1997, 1998 and 1999, respectively. Cash used in operating activities resulted primarily from net losses, and increases in accounts receivable and other receivables, which were partially offset by increases in accounts payable, accrued expenses, deferred revenue, deferred rent and certain noncash charges.

         Cash used in investing activities was $490,000, $334,000 and $23,214,000 for the twelve months ended December 31, 1997, 1998, and 1999 respectively. During 1999, we purchased a minority interest in Business Net Online, Ltd., and acquired ipoPros.com., Inc. We continue to acquire equipment to increase capacity, enhance our web site, and develop TheStreet.co.uk site.

         Cash provided by financing activities was $5,000,000, $40,618,000, and $130,176,000 for the twelve months ended December 31, 1997, 1998, and 1999, respectively. In 1997, the amount provided by financing activities represented loans and investments from the founders. In 1998, the amount consisted primarily of net proceeds from the private placement of equity securities in May and December 1998. In 1999,the amount consisted of $4,000,000 as a result of issuance of common stock in the first quarter of 1999; proceeds from the initial public offering completed in May 1999 of 6,325,000 shares at a $19 offering price per share, totaling $108,788,000, net of underwriting and offering expenses; and funds contributed by private equity investors in the TheStreet.com (Europe) Limited totaling $16,694,000.

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

YEAR 2000 COMPLIANCE

        To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. However, we cannot assure that we will not experience disruptions in the future as a consequence of Year 2000 issues. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

                                  RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE

         As of December 31, 1999, we had an accumulated deficit of $47.7 million. We have not achieved profitability and expect to continue to incur net losses in 2000 and subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

         We recently announced that we expect our U.S. operations to become EBITDA-positive beginning in the second half of 2001, but we cannot guarantee that this will happen. EBITDA is a measure of earnings before interest, taxes, depreciation or amortization are taken into account. If we are unable to achieve EBITDA-positive results beginning in the second half of 2001, the price of our common stock may decrease.

RISKS ASSOCIATED WITH OUR NEW STRATEGY

         CHANGES TO OUR NEW STRATEGY MAY HARM OUR BUSINESS

         We recently announced that we plan to convert our main Web site to a free site in the second quarter of 2000, accompanied by a network of free and subscription sites. We may decide to change that strategy prior to implementation, or we may decide to implement a different strategy. We believe the successful implementation of this new strategy will increase our number of unique visitors and page views, and that we will be able to increase our advertising revenues as a result. However, we cannot assure you that we will be able to implement this strategy on schedule and in a cost-effective manner or at all, or that the strategy will help us attract significantly increased traffic, or that we will be able to increase our advertising revenues as a result.

         UNFORESEEN DEVELOPMENT DIFFICULTIES MAY HINDER OR PREVENT THE IMPLEMENTATION OF OUR NEW STRATEGY

         We expect to spend significant resources in re-launching our free main site in the second quarter of 2000 and in enhancing our technological infrastructure to accommodate the expected increase in traffic, but unforeseen development difficulties could prevent us from implementing the strategy on schedule or at all. The cost to implement our strategy, including technology and related costs, could be higher than anticipated. Additionally, the enhanced technological infrastructure may not support the anticipated increase in traffic.

         WE DEPEND ON THIRD PARTIES FOR ASSISTANCE IN TECHNOLOGICAL
IMPLEMENTATION

         We are dependent on third parties, including technology consulting firms, to help us implement the strategy and develop a forthcoming site intended for investment professionals and active individual investors. If these third parties are not able to fulfill their responsibilities to us on schedule or if the technology developed by them for our use does not function as anticipated, the implementation of our strategy may be delayed and the cost of implementation may be higher than anticipated.

         WE MAY HAVE DIFFICULTY INCREASING OUR CAPACITY TO SELL OUR INCREASED ADVERTISING INVENTORY

         We also plan to substantially increase the size of our advertising sales force in order to sell the increased advertising inventory that would result from having a network of multiple sites and from the expected increase in traffic. However, if we are unable to quickly attract and integrate new advertising sales staff and retain current staff, we may not be able to increase or sustain our advertising revenues. Additionally, we expect that our overall advertising rates will decrease under this strategy. If we are unable to attract significantly increased traffic and advertising revenues under this strategy, or if we are unable to successfully implement the strategy on schedule and in a cost-effective manner, our business, results of operations and financial condition could be materially adversely affected.

         WE MAY HAVE DIFFICULTY RETAINING CURRENT SUBSCRIBERS AFTER WE GO FREE

         We will seek to retain our current subscribers under our strategy and attract new subscribers by marketing our subscription-based services to users of our free content. We may not be able to retain our current subscribers and attract additional subscribers in a cost-effective manner. If our subscription base declines or our cost of subscriber acquisition increases, our business, results of operations and financial condition could be materially adversely affected.

        WE FACE A POSSIBLE DECLINE IN OUR USER DEMOGRAPHIC AS WE ATTRACT A LARGER MAINSTREAM AUDIENCE

        Currently, our financially oriented readers provide an upscale demographic that is desirable to advertisers, enabling us to charge advertising rates that we believe to be among the highest of financial web sites. Our desirable reader demographic has enabled us to build a growing advertising business. To reach this attractive audience, our advertisers pay rates that we believe are among the highest of financial web sites. However, as our mainstream traffic increases, particularly in connection with the implementation of our new strategy to offer our content for free, we expect to experience dilution of our reader demographic, which would likely result in a decrease in our ability to command premium advertising rates.

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

         We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance, nor would our operating results for any particular quarter be indicative of future operating results. In some future quarters our operating results may be below the expectations of public market analysts and investors. In such an event, the price of our common stock is likely to decrease.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN PERSONNEL IN KEY BUSINESS POSITIONS

         Our future success depends upon our ability to attract and retain personnel in key business positions. The loss of one or more of our key personnel, or our inability to attract replacements, could materially adversely affect our business, results of operations and financial condition. A few of our employees have entered into non-competition agreements with us. However, competition in the Internet industry is intense, and other employees may leave us and work for our competitors or start their own competing businesses.

         Our ability to develop and maintain both our site and our corporate computer network is dependent on our ability to recruit and retain technology personnel. Certain technology employees have left the company to pursue new opportunities and we will need to replace these employees. Competition for skilled technologists is intense, and we may not be able to retain existing or attract additional technology personnel with appropriate expertise.

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

WE DEPEND ON OUR TOP ADVERTISERS FOR A SIGNIFICANT PORTION OF OUR ADVERTISING REVENUES, AND THE LOSS OF SEVERAL OF OUR TOP ADVERTISERS WOULD HARM OUR BUSINESS

         In 1999, our top five advertisers accounted for approximately 36% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. We believe that we charge advertising rates that are among the highest of financial web sites. However, as we convert our main site to a free site, we believe our overall advertising rates will decrease. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

OUR INTERNATIONAL EXPANSION INCREASES EXPENSES AND MAY CREATE COMPLIANCE AND OPERATIONAL DIFFICULTIES

         We are expanding our business into international markets. TheStreet.co.uk, a site intended for investors in the United Kingdom and majority owned by TheStreet.com, was launched in February 2000. However, there can be no assurance that the site will continue to operate successfully, and delays or operational difficulties could adversely affect our business, results of operations, and financial condition. The success of TheStreet.co.uk depends on its ability to continue to finance ongoing operations; attract and retain key personnel, advertisers, paid subscribers, and strategic partners; prevent system failures; manage growth; and successfully compete with other well-financed news organizations..

         As we expand internationally, we will continue to incur significant additional costs that will result in additional losses. Also, we will continue to encounter many of the risks associated with international business expansion, generally. These risks include, but are not limited to, language barriers, cultural differences, changes in currency exchange rates, political and economic instability, difficulties with regulatory compliance and difficulties with enforcing contracts and other legal obligations.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL PERFORMANCE

         An increasing number of financial news and information sources compete for consumers' and advertisers' attention and spending. We expect this competition to continue to increase. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

     - online services or web sites focused on business, finance and investing, such as CBS.MarketWatch.com, CNBC.com, CNNfn.com, The Wall Street Journal Interactive Edition, DowJones.com, SmartMoney.com; Microsoft MSN MoneyCentral and The Motley Fool;

     - publishers and distributors of traditional media, including print, radio and television, such as The Wall Street Journal, Fortune, Bloomberg Business Radio and CNBC;

     - providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service, Dow Jones Markets and Bridge News Service;

     -    web "portal" companies, such as Yahoo! and America Online; and

     - online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab, E*TRADE and Merrill Lynch.

         Our ability to compete depends on many factors, including the originality, timeliness, comprehensiveness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies (including offering more of their financial news and commentary for free) and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, readers, staff or outside contributors, which could materially adversely affect our business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

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

         We depend on establishing and maintaining subscription distribution relationships with financial services firms and content syndication relationships with high-traffic web sites for a significant portion of our current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and we may have to pay significant fees to establish additional content syndication relationships or maintain existing relationships in the future. We may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

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

FAILURE TO RETAIN AND INTEGRATE OUR ADVERTISING SALES FORCE COULD RESULT IN LOWER ADVERTISING REVENUES

         We depend on our internal advertising sales department to maintain and increase our advertising sales, and as our main site becomes free and our dependency on advertising revenue increases, we expect to expand our advertising sales staff significantly. As of December 31, 1999, our U.S. advertising sales department consisted of 16 employees and our U.K. advertising sales department consisted of two employees. We will need to quickly add and successfully integrate a number of new advertising sales staff members under our new strategy. The success of our advertising sales department is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not effectively expand and maintain an effective advertising sales department.

WE MAY BE UNABLE TO MANAGE OUR GROWTH, WHICH MAY HARM OUR BUSINESS

         We have experienced rapid growth in our operations. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial controls and procedures and operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. As of December 31, 1999, we had a total of 225 U.S. employees, as compared to 100 employees as of December 31, 1998 and 33 employees as of December 31, 1997. As of December 31, 1999, TheStreet.co.uk had 28 employees. We expect that the number of our employees both in the U.S. and in the U.K. will continue to increase for the foreseeable future. We will need to integrate these employees into our workforce successfully. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

WE MAY BE UNABLE TO GROW THROUGH ACQUISITIONS AND INTEGRATE FUTURE ACQUISITIONS INTO OUR BUSINESS

         We intend to pursue a growth strategy that may involve acquisitions of other companies. However, we may be unable to successfully pursue and complete acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. There can be no assurance that we can successfully integrate these acquisitions into our business or implement our plans without delay or substantial cost. In addition, future acquisitions by us could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth may have a material adverse effect on our financial condition and results of operations.

INCREASES IN TRAFFIC MAY STRAIN OUR SYSTEMS

         In the past, we have experienced significant spikes in traffic on our web site when there have been important financial news events. In addition, the number of our readers has continued to increase over time and we expect our reader base to increase significantly when our main site converts to a totally free site. Accordingly, our web site must accommodate a high volume of traffic, often at unexpected times. Although we are upgrading our systems in connection with the launch of our network of sites, our web site has in the past, and may in the future, experience slower response times than usual or other problems for a variety of reasons. These occurrences could cause our readers to perceive our web site as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, our business, results of operations and financial condition could be materially adversely affected.

WE FACE A RISK OF SYSTEM FAILURE THAT MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

         Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system. In February 2000, our Internet-hosting agreement with Exodus Communications, Inc. was renewed, and we currently continue to maintain all of our production servers at Exodus's New Jersey data center. Our operations depend on Exodus's ability to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our web site provided by Exodus could materially adversely affect our business, results of operations and financial condition. In addition, in September 1999, we entered into an agreement with USinternetworking, Inc. under with USi provides us with a mirror site for partial disaster recovery in the event of the failure of our primary systems. In December 1999, we did experience a system failure that required us to use USi's mirror site for a short period of time. Our own internal systems and operations, as well as those of Exodus and USi, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers and e-commerce partners. Many prominent web sites have recently been subjected to "distributed denial-of-service" attacks, during which their servers were inundated with requests for data, causing them to overload and preventing legitimate traffic from getting through, which rendered the sites unresponsive to users for a period of time. Like most other web sites, we may be vulnerable to such attacks and other deliberate attempts to disrupt our technological operations. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

ANY FAILURE OF OUR INTERNAL SECURITY MEASURES OR BREACH OF OUR PRIVACY PROTECTIONS COULD CAUSE US TO LOSE USERS AND SUBJECT US TO LIABILITY

         Users who subscribe to our premium service are required to furnish certain personal information (including name, email address and credit card information) which we use to administer our services. After our conversion to a free site, we will no longer need credit-card information to process subscription payments for our main site, but we will continue to gather credit card information for the subscription-based sites in our network. In addition, we plan to collect registration information from users of our free sites who wish to gain access to certain features of our site. If the security measures that we use to protect personal information are ineffective, we may lose users and our business may be harmed. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. We cannot predict whether technological developments could allow these security measures to be circumvented. We may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If we are not able to prevent all security breaches, our business, results of operations and financial condition could be materially adversely affected.

         Our users depend on us to keep their personal information private and not to disclose it to third parties. We therefore maintain a strict privacy policy, under which we will not furnish, rent or sell to third parties any personal information about our subscribers or other users. We have retained the ability to modify the privacy policy at any time. Like most web sites that require some form of registration, we use "cookies" (small data files placed by a web server on a user's hard drive to enable the server to track the user's movement on the site) in order to help our subscribers navigate throughout the site, and we use individual tracking information obtained from the cookies for internal purposes, such as to administer subscriber accounts and process purchases in our online store. In addition, companies that serve banners and other advertisements on our site use their own cookies, enabling them to limit the frequency with which a user is shown a particular ad. Some Internet users and industry observers have expressed privacy concerns about cookies. If our users perceive that we are not protecting their privacy, our business, results of operations and financial condition could be materially adversely affected.

DIFFICULTIES ASSOCIATED WITH OUR BRAND DEVELOPMENT MAY HARM OUR ABILITY TO ATTRACT SUBSCRIBERS AND READERS

         We believe that maintaining and growing awareness about the TheStreet.com brand is an important aspect of our efforts to continue to attract subscribers and readers. The importance of brand recognition will increase in the future because of the growing number of web sites providing financial news and information. The new sites that we plan to introduce in the second quarter of 2000 will not have widely recognized brands, and we will need to increase awareness of these brands among potential users. We cannot assure you that our efforts to build brand awareness will be cost effective or successful.

FAILURE TO MAINTAIN OUR REPUTATION FOR TRUSTWORTHINESS MAY REDUCE THE NUMBER OF OUR READERS, WHICH MAY HARM OUR BUSINESS

         It is very important that we maintain our reputation as a trustworthy news organization. The occurrence of events, including our misreporting a news story or the non-disclosure of a stock ownership position by one or more of our writers in breach of our compliance policy, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our readers, which could materially adversely affect our business, results of operations and financial condition.

POTENTIAL LIABILITY FOR INFORMATION DISPLAYED ON OUR WEB SITE MAY REQUIRE US TO DEFEND AGAINST LEGAL CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES

         We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites. We recently introduced stock ticker-based message boards that allow users to post comments about individual stocks. We undertake no obligation to moderate these message boards, however potential liability for providers of message board services has not yet been well-established. We may choose to allow our editorial staffers or outside contributors to post on our boards, thus increasing our potential liability. Our insurance may not adequately protect us against these claims.

YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS

         Many currently installed computer systems and software products were coded during their production to accept only two-digit entries to identify a year in the date code field. To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and our vendors and strategic partners have not reported experiencing any Year 2000 problems. However, because we and our subscribers and readers are dependent, to a very substantial degree, upon the proper functioning of our and their computer systems, any future occurrence of Year 2000 problems or the failure of our Year 2000 contingency plans could materially disrupt our operations or the ability of our subscribers and readers to access our web site, which could materially adversely affect our business, results of operations and financial condition.

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

OUR ABILITY TO MAINTAIN AND INCREASE OUR READERSHIP DEPENDS ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE WEB

         The web-based information market is new and rapidly evolving. Our business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

-        inadequate network infrastructure;
-        security concerns;
-        inconsistent quality of service; and
-        unavailability of cost-effective, high-speed access to the Internet.

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

A GENERAL DECLINE IN ONLINE ADVERTISING OR OUR INABILITY TO ADAPT TO TRENDS IN ONLINE ADVERTISING COULD HARM OUR ADVERTISING REVENUES

         No standards have been widely accepted to measure the effectiveness of web advertising. If standards do not develop, existing advertisers may not continue or increase their levels of web advertising. If standards develop and we are unable to meet these standards, advertisers may not continue advertising on our site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the web. Our business, results of operations and financial condition could be materially adversely affected if the market for web advertising declines or develops more slowly than expected. Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This uncertainty makes it difficult to project our future advertising rates and revenues. We cannot assure you that we will be successful under alternative pricing models that may emerge. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect our advertising revenues. In addition, some Internet commentators, privacy advocates and federal and state officials have recently suggested that legislation may be needed to better safeguard online privacy, by the limitation or elimination of the use of cookies or by other methods. If such legislation is passed, it is likely to restrict the ability of online advertisers to target their ads, which may result in a decrease in online advertising rates or online advertising spending generally. Such a decrease could materially adversely affect our advertising revenues.

         We compete with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the web in general or our web site in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to online advertising or to advertising on our web site.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE WEB COULD INCREASE OUR COSTS OF TRANSMITTING DATA AND INCREASE OUR LEGAL AND REGULATORY EXPENDITURES AND COULD DECREASE OUR READERSHIP

         Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of e-commerce transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices.
Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web site or otherwise materially adversely affect our business.

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

SHARES ELIGIBLE FOR PUBLIC SALE AFTER OUR INITIAL PUBLIC OFFERING COULD ADVERSELY AFFECT OUR STOCK PRICE

         As of December 31, 1999, there were outstanding 25,248,434 shares of our common stock. Of these shares, the shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining shares are "restricted securities," subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

         Many of these restricted shares, because they were obtained in 1998 private placements by holders who are not affiliates of the Company, are now eligible for sale under Rule 144. In addition, after the first anniversary of our initial public offering, some holders of common stock will have the right to request the registration of their shares under the Securities Act of 1933, as amended. Upon the effectiveness of that registration statement, all shares covered by that registration statement will be freely transferable. We cannot predict if future sales of our common stock by these holders, or the availability of our common stock for sale, will materially adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR STOCKHOLDERS

         Our officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of the common stock.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Consolidated Financial Statements required by this item are included in Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2000, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       Consolidated Financial Statements:

                  See Index to Consolidated Financial Statements on page F-1.

         2.       Consolidated Financial Statement Schedules:

                  See Index to Consolidated Financial Statements on page F-1.

         3.       Exhibits:

                  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

                  Exhibit
                  Number       Description
                  -------      -----------
                   *3.1        Amended and Restated Certificate of Incorporation
                    3.2        Amended and Restated Bylaws
                   *4.1        Amended and Restated Registration Rights
                                Agreement, dated as of December 21, 1998,
                                among TheStreet.com and the stockholders
                                named therein.
                   *4.2        TheStreet.com Rights Plan
                    4.3        Amended and Restated 1998 Stock Incentive Plan
                   27.1        Financial Data Schedule
                   ---------------
                   * Incorporated by reference to Exhibits to the Registrant's
                     Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

(b)               The Company filed no reports on Form 8-K for the year ended
December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THESTREET.COM, INC.

         Dated:  March 30, 2000               By:    /s/ Thomas J. Clarke
                                                 -------------------------------
                                                     Thomas J. Clarke
                                                     Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature and Title                                         Date

/s/ Thomas J. Clarke                                    March 30, 2000
------------------------------------------
    Thomas J. Clarke
    Chief Executive Officer and Director

/s/ Paul Kothari                                        March 30, 2000
------------------------------------------
    Paul Kothari
    Chief Financial Officer

/s/ Leah Johnson                                        March 30, 2000
------------------------------------------
    Leah Johnson
    Controller

/s/ Fred Wilson                                         March 30, 2000
------------------------------------------
    Fred Wilson
    Chairman of the Board

/s/ Jerry Colonna                                       March 30, 2000
------------------------------------------
    Jerry Colonna
    Director

/s/ James J. Cramer                                     March 30, 2000
------------------------------------------
    James J. Cramer
    Director

/s/ Edward F. Glassmeyer                                March 30, 2000
------------------------------------------
    Edward F. Glassmeyer
    Director

/s/ Michael Golden                                      March 30, 2000
------------------------------------------
    Michael Golden
    Director

/s/ Dave Kansas                                         March 30, 2000
------------------------------------------
    Dave Kansas
    Director

/s/ Martin Peretz                                       March 30, 2000
------------------------------------------
    Martin Peretz
    Director

/s/ Linda Srere                                         March 30, 2000
------------------------------------------
    Linda Srere
    Director

                                                 THESTREET.COM, INC.


                                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    PAGE
                                                                                                                    ----
Report of Independent Public Accountants........................................................................... F-2

Consolidated Balance Sheets as of December 31, 1998 and 1999....................................................... F-3

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999......................... F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
December 31, 1997, 1998 and 1999................................................................................... F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999......................... F-8

Notes to Consolidated Financial Statements.........................................................................F-10

Schedule II - Valuation and Qualifying Accounts....................................................................


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TheStreet.com, Inc.:

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (a Delaware corporation) and subsidiary as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet.com, Inc. and subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to the consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                  ARTHUR ANDERSEN LLP

New York, New York
February 2, 2000

                               THESTREET.COM, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1999


                                                            December 31, 1998              December 31, 1999
                                                         ------------------------       -----------------------
                 ASSETS
Current Assets:
Cash and cash equivalents                                         $   24,611,958                $  108,239,811
Short-term investments                                                         -                    11,175,322
Accounts receivable, net of allowance for doubtful                       811,419                     2,467,164
accounts of $40,000 and $300,000 as of December 31,
  1998 and December 31, 1999,
respectively.
Other receivables                                                        663,137                     2,607,162

Prepaid expenses and other current assets                                687,639                     4,122,057
                                                         ------------------------       -----------------------
      Total current assets                                            26,774,153                   128,611,516

Property and equipment, net of accumulated depreciation                  599,937                    10,199,653
and amortization of $78,110 and $769,707 as of
December 31, 1998 and December 31, 1999, respectively.

Other assets                                                             207,329                       410,717

Goodwill and intangibles, net                                                  -                     2,078,349
Long-term investment, at cost                                                  -                     2,250,000
                                                         ------------------------       -----------------------
      Total assets                                                $   27,581,419                 $ 143,550,235
                                                         ========================       =======================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit                                                       $     3,333                      $      -
Accounts payable                                                       1,927,065                     4,290,538
Accrued expenses                                                       1,250,577                     6,675,541
Deferred revenue                                                         675,513                     2,858,945
Other current liabilities                                                      -                       242,456
                                                         ------------------------       -----------------------
      Total current liabilities                                        3,856,488                    14,067,480
Deferred rent                                                            200,636                     2,182,100
Minority interest                                                              -                    15,886,741
                                                         ------------------------       -----------------------
      Total liabilities                                                4,057,124                    32,136,321
                                                         ------------------------       -----------------------
Commitments and Contingencies
Redeemable convertible Series B preferred stock; $0.01                21,106,898                             -
par value; 9 1/2% cumulative; 345,366 and 0 shares
issued and outstanding as of December 31, 1998 and
1999, respectively.
Stockholders' equity
Common Stock; $0.01 par value;



100,000,000 shares authorized; 13,763,838 and                            137,638                        252,484
25,248,434 shares issued and outstanding at December
31, 1998 and December 31, 1999, respectively.

Convertible Preferred Stock -
Series A; $0.01 par value; 9 1/2 % cumulative; 118,441
and 0 shares issued and outstanding as of December 31,                     1,184                              -
1998 and December 31, 1999, respectively.
Series C; $0.01 par value; 1,500 shares issued and                            15
outstanding as of December 31, 1998 and 0 as of                                                               -
December 31, 1999.

Additional paid-in capital                                            16,349,199                    174,363,323

Deferred compensation                                                (1,578,000)                    (5,450,860)

Advertising receivable                                                                             (10,042,062)
                                                                               -
Accumulated comprehensive loss                                                                         (20,618)

                                                                               -
Accumulated deficit                                                 (12,492,639)                   (47,688,353)
                                                         ------------------------       ------------------------
      Total stockholders' equity                                       2,417,397                    111,413,914
                                                         ------------------------       ------------------------

      Total liabilities and stockholders' equity                  $   27,581,419                $   143,550,235
                                                         ========================       ========================


         The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

                                                   THESTREET.COM, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Years Ended December 31,
                                            -------------------------------------------------------------
                                                  1997                1998                  1999
                                                  ----                ----                  ----
Net revenues:
Advertising & E-Commerce revenues                    $117,652          $2,544,409           $  7,897,044
Subscription revenues                                 320,682           1,685,446              4,549,924
Other revenues                                        150,400             393,511              1,869,231
                                            ------------------  ------------------   --------------------
            Total net revenues                        588,734           4,623,366             14,316,199
Cost of revenues                                    1,146,383           3,955,270              9,547,860
                                            ------------------  ------------------   --------------------
               Gross profit                         (557,649)             668,096              4,768,339
                                            ------------------  ------------------   --------------------
Operating expenses:
Product development expenses                         402,379           2,346,354              7,474,789
Sales and marketing expenses                       2,188,968           9,204,711             16,402,079
General and administrative expenses                2,209,707           5,158,158             15,121,007
Noncash compensation expense                               -              90,000              4,531,869
                                            ------------------  ------------------   --------------------
Total operating expenses                           4,801,054          16,799,223             43,529,744
                                            ------------------  ------------------   --------------------
Loss from operations                              (5,358,703)        (16,131,127)           (38,761,405)
Interest expense                                    (405,748)           (388,747)                      -
Interest income                                             -             161,423              4,415,031
                                            ------------------  ------------------   --------------------
Loss before provision for income taxes
          and minority interest                   (5,764,451)        (16,358,451)           (34,346,374)
Provision for income taxes                                  -                   -                 94,750
                                             -----------------   -----------------    -------------------
Loss before minority interest                     (5,764,451)        (16,358,451)           (34,441,124)
Minority interest                                          -                   -                807,687
                                            ------------------  ------------------   --------------------
   Net Loss                                      $(5,764,451)       $(16,358,451)         $ (33,633,437)
                                            ==================  ==================   ====================
Net loss per share - basic and diluted                $(0.95)           $  (2.13)             $   (1.73)
                                            ==================  ==================   ====================
Weighted average basic and diluted
shares outstanding                                  6,060,606           8,575,128             21,052,614
                                            ==================  ==================   ====================


         The accompanying notes are an integral part of these consolidated financial statements.

                                  TheStreet.com
                    Statements of Stockholders' Equity (Deficit)
               For the Years Ended December 31, 1997, 1998, and 1999

                                               Common Stock               Series A                 Series C
                                               ------------               --------                 --------          Additional
                                                          Par                                                        Paid in
                                            Shares       Value      Shares      Par Value    Shares     Par Value    Capital
                                            ------       -----      ------      ---------    ------     ---------    -------
Balance at December 31, 1996                6,060,606    $60,606        1,500          $15      1,500           $15       $239,364
    Issuance of warrants                            -          -            -            -          -             -         41,000
    Net Loss                                        -          -            -            -          -             -              -
                                            ---------     ------      -------        -----      -----           ---   --------------
Balance at December 31, 1997                6,060,606     60,606        1,500           15      1,500            15        280,364
    Issuance of Common Stock                  181,818      1,818                                                             3,637
    Capital Contribution                            -          -            -            -          -             -        375,000
    Net Loss from January 1,  1998
        through may 7, 1998                         -          -            -            -          -             -              -
    Termination of LLC                              -          -            -            -          -             -   (12,815,014)
    Conversion of Debt to Equity                    -          -      116,941        1,169                              11,692,786
    Net Proceeds from Private Placement
        in May 1998                         3,418,333     34,183            -            -          -             -      2,700,483
    Net Proceeds from Private Placement
        in December 1998                    4,072,778     40,728            -            -          -             -     12,177,606
    Recognition of deferred compensation            -          -            -            -          -             -      1,668,000
    Noncash compensation expense                    -          -            -            -          -             -              -
    Accretion of Redeemable Convertible
        Series B                                    -          -            -            -          -             -              -
    Preferred Stock to redemption value             -          -            -            -          -             -      (481,270)
    Exercise of Options                        30,303        303            -            -          -             -            606
    Preferred stock dividends                       -          -            -            -          -             -        747,001
    Net loss from May 8, 1998 through
        December 31, 1998                           -          -            -            -          -             -              -
                                           ----------    -------    ---------      -------    -------          ----   --------------
Balance at December 31, 1998               13,763,838    137,638      118,441        1,184      1,500            15     16,349,199
    Issuance of Common Stock from
    initial public offering and
    conversion of Series A, B and C
    preferred stock                         6,325,000     63,250    (118,441)      (1,184)    (1,500)          (15)    133,892,447
    Issuance of Common Stock



                                                                                                                    Total
                                        Accumulated       Accumulated Other       Deferred       Advertising        Stockholders'
                                        Deficit           Comprehensive Loss      Compensation   Receivable         Equity (Deficit)
Balance at December 31, 1996                $(1,733,392)             $-             $-               $-             (1,433,392)
    Issuance of warrants                               -              -              -                -                  41,000
    Net Loss                                 (5,764,451)              -              -                -             (5,764,451)
                                            ------------             ---   ------------              ---           -------------
Balance at December 31, 1997                 (7,497,843)              -              -                -             (7,156,843)
    Issuance of Common Stock                           -              -              -                -                   5.455
    Capital Contribution                               -              -              -                -                 375,000
    Net Loss from January 1,  1998
        through may 7, 1998                  (5,317,171)              -              -                -             (5,317,171)
    Termination of LLC                        12,815,014                                                                      -
    Conversion of Debt to Equity                       -              -              -                -              11,693,955
    Net Proceeds from Private Placement
        in May 1998                                    -              -              -                -               2,734,666
    Net Proceeds from Private Placement
        in December 1998                               -              -              -                -              12,218,334
    Recognition of deferred compensation               -              -    (1,668,000)                -                       -
    Noncash compensation expense                       -              -         90,000                -                  90,000
    Accretion of Redeemable Convertible

        Series B                                       -              -              -                -                       -
    Preferred Stock to redemption value

                                                       -              -              -                -               (481,270)
    Exercise of Options                                                                                                     909
    Preferred stock dividends                (1,451,359)              -              -                -               (704,358)
    Net loss from May 8, 1998 through
        December 31, 1998                   (11,041,280)              -              -                -            (11,041,280)
                                            ------------             ---   ------------              ---           -------------
Balance at December 31, 1998                (12,492,639)              -    (1,578,000)                -               2,417,397
    Issuance of Common Stock                           -              -              -                -             133,954,498
    Issuance of Common Stock


                                  TheStreet.com
                    Statements of Stockholders' Equity (Deficit)
               For the Years Ended December 31, 1997, 1998, and 1999

                                               Common Stock               Series A                 Series C
                                               ------------               --------                 --------          Additional
                                                          Par                                                        Paid in
                                            Shares       Value      Shares      Par Value    Shares     Par Value    Capital
                                            ------       -----      ------      ---------    ------     ---------    -------
      for acquisition                          97,403        974            -            -          -             -      1,557,474
    Issuance of Common Stock for
        advertising receivables and cash

                                            1,320,901     13,209            -            -          -             -     13,459,981
    Accretion of Redeemable Convertible
        Series B Preferred Stock to
        redemption value

                                            2,746,088     27,461            -            -          -             -              -
    Recognition of deferred Compensation

                                                    -          -            -                                            8,409,733
    Exercise of Options                       995,204      9,952                                                           694,489
    Preferred Stock Dividends                       -          -            -            -          -             -              -
    Noncash advertising expense                     -          -            -            -          -             -              -
    Noncash compensation expense                    -          -            -            -          -             -              -
    Other Comprehensive (loss) -
    foreign currency translation                    -          -            -            -          -             -              -
    Net loss                                        -          -            -            -          -             -              -
                                          -----------  ---------    ---------    ---------    -------            -----------------
Balance at December 31, 1999               25,248,434   $252,484            -            -          -            $    $174,363,323
                                          ===========  =========    =========    =========    =======            =================



                                                                                                                    Total
                                         Accumulated       Accumulated Other       Deferred       Advertising       Stockholders'
                                         Deficit           Comprehensive Loss      Compensation   Receivable        Equity (Deficit)
                                         -------           ------------------      ------------   ----------        ----------------
      for acquisition                                   -               -              -                -              1,558,448
    Issuance of Common Stock for
        advertising receivables and cash                -               -              -          (12,000,000)         1,473,190
    Accretion of Redeemable Convertible
        Series B Preferred Stock to
        redemption value                                -               -              -                -                 27,461


    Recognition of deferred Compensation                -               -          (8,409,733)          -                   -


    Exercise of Options                                 -               -              -                -                704,441
    Preferred Stock Dividends                 (1,562,277)               -              -                -             (1,562,277)
    Noncash advertising expense                         -               -              -            1,957,938          1,957,938
    Noncash compensation expense                        -               -           4,536,873           -              4,536,873
    Other Comprehensive (loss) -
    foreign currency                                    -        (20,618)              -                -                (20,618)
    translation
    Net loss                                 (33,633,437)               -              -                -            (33,633,437)
                                            -------------       ---------        ------------    -------------      ------------
Balance at December 31, 1999                $(47,688,353)       $(20,618)        $(5,450,860)    $(10,042,062)      $111,413,914
                                            =============       =========        ============    =============      ============


         The accompanying notes are an integral part of these consolidated financial statements.

                               THESTREET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                        1997                     1998                    1999
                                                        ----                     ----                    ----
Cash Flows from Operating Activities:
Net Loss                                                  $(5,764,451)        $  (16,358,451)           $ (33,633,437)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Noncash compensation expense                                         -                 90,000                4,531,869
Noncash advertising expense                                          -                                       1,957,938
                                                                                            -
Allowance for doubtful accounts                                      -                 40,000                  260,000
Minority Interest                                                    -                                       (807,687)
                                                                                            -
Depreciation and amortization                                  158,884                244,505                  818,475
Noncash expense for warrants                                    41,000                      -                        -
(Increase) decrease in accounts receivable                   (130,699)              (720,720)              (1,907,728)
(Increase) in other receivables and unbilled
revenue                                                              -              (663,137)              (1,942,874)
(Increase) decrease in prepaid expenses and
other current assets                                            58,054              (660,184)              (3,434,418)
(Increase) in other assets                                    (63,659)              (122,035)                (202,301)
Increase in accounts payable and accrued
expenses                                                     1,102,763              1,695,955                6,653,443
Increase in deferred revenue                                   176,125                499,388                2,147,903
Increase in deferred rent                                       50,738                125,810                2,223,920
                                               ------------------------  ---------------------  -----------------------
 Net cash used in operating activities                     (4,371,245)           (15,828,869)             (23,334,897)
Cash Flows from Investing Activities:
Purchase of short-term investments                                   -                      -             (11,175,322)
Purchase of long-term investments                                    -                      -              (1,125,000)
Acquisition of subsidiary, net of cash
acquired                                                             -                      -                (477,472)
Capital expenditures                                         (490,429)              (333,787)             (10,435,845)
                                               ------------------------  ---------------------  -----------------------
 Net cash used in investing activities                       (490,429)              (333,787)             (23,213,639)
                                               ------------------------  ---------------------  -----------------------
Cash Flows from Financing Activities:
Proceeds from sale of minority interest                              -                      -               16,694,428
Proceeds from issuance of common stock                               -                  6,364              113,485,294
Net borrowings (repayments) under line of
credit                                                               -                  3,333                  (3,333)
Proceeds from notes payable                                  5,500,000              5,733,955                        -
Repayment of notes payable                                   (500,000)                      -                        -
Net proceeds from private placements                                 -             34,874,270                        -
                                               ------------------------  ---------------------  -----------------------
  Net cash provided by financing activities                  5,000,000             40,617,922              130,176,389
                                               ------------------------  ---------------------  -----------------------

                               THESTREET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended December 31,
                                               ------------------------------------------------------------------------
                                                        1997                     1998                    1999
                                                        ----                     ----                    ----
     Net increase in cash                                      138,326             24,455,266               83,627,853
Cash and cash equivalents, beginning of year
                                                                18,366                156,692               24,611,958
                                               ------------------------  ---------------------  -----------------------
Cash and cash equivalents, end of year                        $156,692          $  24,611,958           $  108,239,811
                                               ========================  =====================  =======================


Supplemental Disclosures of Cash Flow Information:


Cash paid during the period for:
Income Taxes                                                         -                 $     -              $   94,750
Interest                                                             -                 $   3,098            $     -


Supplemental Disclosure of Noncash Investing Activities:

During 1998, the holder of a note payable by the Company contributed $375,000 of principal to the Company as an equity contribution.

During 1998, the holders of certain notes payable by the Company converted $11,693,955 of outstanding principal and interest, into 116,941 of Series A 9 1/2 % Cumulative Convertible Preferred Stock.

During 1998, the Company entered into a sale-leaseback transaction for certain of its computers and furniture and fixtures. The transaction resulted in a deferred loss of $197,429.

During 1999, the Company purchased a 19.9% interest in Business Net Online for $2,250,000. Payment terms required $1,125,000 to be paid in 1999. As of December 31, 1999, the remaining balance of $1,125,000 was reflected in accrued expenses, and will be paid in 2000.

During 1999, the Company issued 97,403 shares in connection with its purchase of ipoPros.com

         The accompanying notes are an integral part of these consolidated financial statements.

                               THESTREET.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION, NATURE OF BUSINESS
     AND SUMMARY OF OPERATIONS AND
     SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS-

TheStreet.com, Inc. (the "Company") is a leading web-based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. The Company combines the most important qualities of traditional print journalism--accuracy, intelligence, fairness and wit--with the web's advantages as a financial news medium--timeliness, interactivity and global distribution.

The Company was formed on June 18, 1996 in the state of Delaware as a limited liability company ("LLC"). On May 7, 1998, the Company's Board of Directors approved the reorganization of the LLC into a C corporation. Accordingly, holders of Class C membership units were converted into 181.81818 shares of Common Stock for each unit. In addition, Class A and Class B membership units were converted to Series A 9 1/2% Cumulative Preferred Stock and Series C Preferred Stock at a ratio of one preferred share for each $100 of Class A and Class B membership units, respectively. Class D and Class E membership units were converted to Series A 9 1/2% Cumulative Preferred Stock ("Series A Preferred Stock") at a ratio of one preferred share per $100 of Class D and Class E membership units. All share and per share data has been retroactively adjusted to reflect the reorganization and the one-for-three reverse common stock split (See Note 8).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, specifically for allowance for doubtful accounts for accounts receivable and the useful lives of fixed assets, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONSOLIDATION

The consolidated financial statements include the accounts of The Street.com, Inc. and its 63% owned subsidiary The Street.co.uk (See Note 12). All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company generates its revenues primarily from subscriptions and advertising.

Subscription revenues represent customer subscriptions that provide subscribers access to financial news, commentary and information. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly or annual basis. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Advertising revenue, derived from the sale of sponsorship and banner and email advertisements and on the Company's web site, is recognized ratably in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web site. Such amounts are recognized as revenue in the month earned.

Other revenues consist primarily of content syndication fees. In 1997, other revenues entirely consisted of revenues derived from a syndication and hosting partnership with ABCNEWS.com and Starwave (an affiliate of ABCNEWS.com). Pursuant to this arrangement, the Company agreed to syndicate a portion of its news content to ABCNEWS.com in return for technology and hosting services from Starwave. The fair value of the content delivered and the fair value of the technology and hosting services were both estimated by management to be approximately $300,000 during 1998 and, therefore, no gain or loss was recognized as a result of these transactions.

Revenues from barter transactions are recognized in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29") during the period in which the advertisements are displayed on the Company's Web site. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received.

Barter revenue recognized during 1997, 1998, and 1999 was $0, $30,945 and $893,000 respectively. Barter transactions are recognized at fair value as determined by the comparable advertising market rates at the time of placement.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

The Company considers all short-term marketable equity securities with a maturity of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper and a certificate of deposit with maturities of less than one-year. The certificate of deposit in the amount of $1,400,000 serves as collateral for an outstanding letter of credit, and is therefore restricted. A second Letter of Credit in the amount of $2,000,000 was issued as security for one of our operating leases, and is therefore restricted cash.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (3 years for computer equipment and 5-7 years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable tangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying values has occurred as of December 31, 1999.

INCOME TAXES

The Company was organized on June 18, 1996 as a limited liability company for Federal and state income tax purposes. Accordingly, the Company was treated as a partnership and the net losses of the Company were included in the individual tax returns of the members. On May 7, 1998, the Company converted from an LLC to a C corporation. At the time of the conversion, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term maturity of these instruments. The carrying amounts of outstanding borrowings approximate fair value.

FOREIGN CURRENCY EXCHANGE

The financial statements of all foreign subsidiaries were prepared in their local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and an average rate for the statement of operations. Translation adjustments are reflected in accumulated comprehensive loss. The effects of applying Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" had no material impact on the consolidated financial statements.

BUSINESS CONCENTRATIONS AND CREDIT RISK-

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's clients are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding.

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company expenses the production costs of advertising the first time the advertising takes place. For the years ended December 31, 1997, 1998, and 1999, advertising costs were $1,797,728, $7,334,438, and $7,980,202, respectively.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the necessary pro forma disclosures as if the fair value method had been applied (Note 8).

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations, or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001 in accordance with SFAS No. 137, which delays the required implementation of SFAS No. 133 for one year.

In March 1998, the Accounting Standards of Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The adoption of SOP 98-1 did not have a material effect on its financial position, results of operations, or cash flows.

         On January 1, 1999, the Company adopted SOP 98-5 "Reporting on the cost of Start-up Activities." SOP 98-5 requires that certain start-up expenses and organization costs previously capitalized must now be expensed. The adoption of this statement did not have a material effect on the financial statements.

(2)  ACQUISITION

In December 1999, the Company acquired all of the outstanding stock of ipoPros.com, Inc. The Company paid total consideration of approximately $2,040,000 in cash and common stock. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $1,928,000, which is the excess of net assets acquired and is being amortized over a useful life of 3 years. In connection with the acquisition, the founded and majority shareholder of ipoPros agreed not to engage in activities on behalf of any U.S. organization.

The acquisition did not have a material effect on the results of operations of the Company for the year-ended December 31, 1999. Costs in excess of net assets acquired were recorded as intangible assets as follows:


                                                                         ipoPros.com
                                                                ------------------------------
                Accounts receivable                                                  $  2,942
                Fixed assets                                                           33,657
                Other assets                                                           17,579



                Intangible assets                                                   2,078,349
                Current liabilities                                                   (92,292)
                                                                                  -----------
                   Total purchase price                                           $ 2,040,235
                                                                                  ===========

(3)  NET LOSS PER SHARE

As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation-


                                                                     1997                   1998                   1999
                                                               -----------------      ------------------     -----------------
Numerator:
           Net loss                                                ($5,764,451)           ($16,358,451)         ($33,633,437)
           Preferred stock dividends                                          -             (1,451,359)           (1,562,277)
           Accretion of Redeemable Convertible
Series B

              Preferred Stock                                                 -               (481,270)           (1,252,569)
                                                               -----------------      ------------------     -----------------
              Net loss available to
                           common shareholders                     ($5,764,451)           ($18,291,080)         ($36,448,283)
                                                               =================      ==================     =================
Denominator:
           Weighted average basic and diluted
              shares outstanding                                      6,060,606               8,575,128            21,052,614
                                                               =================      ==================     =================
Net loss per share - basic and diluted                                  ($0.95)                 ($2.13)               ($1.73)
                                                               =================      ==================     =================


Outstanding options of 0, 1,497,286, and 2,688,980 for the periods ended December 31, 1997, 1998 and 1999, respectively, have been excluded from the above calculations as they would be antidilutive.

(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following-


                                                                            1998                  1999
                                                                      ----------------      ----------------
Computer equipment                                                           $548,501            $5,056,494
Furniture and fixtures                                                        129,546               901,580
Leasehold improvements                                                              -             5,011,286
                                                                      ----------------      ----------------
                                                                              678,047            10,969,360
Less- Accumulated depreciation and amortization                                78,110               769,707
                                                                      ----------------      ----------------
Property and equipment, net                                                  $599,937           $10,199,653
                                                                      ================      ================


Depreciation and amortization expense aggregated $154,611, $229,547, and $763,045 for the years ending 1997, 1998, and 1999, respectively.

During 1998, the Company entered into a sale leaseback transaction. Under this transaction, assets with a net book value of $944,092 were sold at a loss of $197,429.

(5)  ACCRUED EXPENSES

Accrued expenses consist of the following-



                                                                               December 31
                                                                -------------------------------------------
                                                                        1998                   1999
                                                                ---------------------    ------------------
              Accrued bonuses                                          $  565,794             $1,276,178
              Accrued long-term investment                                      -              1,125,000
              Accrued other                                               162,719              3,565,850
              Accrued consulting fees                                     322,064                708,513
              Accrued financing costs                                     200,000                      0
                                                                        ---------             ----------
                                                                       $1,250,577             $6,675,541
                                                                       ==========             ==========

                                      F-13

(6)  LINE OF CREDIT

In September 1998, the Company entered into a line of credit agreement with a bank and had available borrowings under the agreement of up to the lesser of $2,000,000 or 80% of eligible accounts receivable, as defined. The borrowings ($3,333 at December 31, 1998) bore interest at the bank's prime lending rate (8.5% at December 31, 1998). Interest is payable monthly and the agreement matured in September 1999. The agreement includes certain financial covenants. The line of credit matured in 1999 and was not renewed.

(7)  INCOME TAXES

On May 7, 1998, the Company converted from an LLC to a C corporation for Federal and state income tax purposes. For the period from May 7, 1998 to December 31, 1999, the Company incurred approximately $44.5 million of net operating loss carryforwards available to offset future taxable income through 2014.

In accordance with SFAS No. 109, the Company recognized a deferred tax asset of $17.8 million primarily resulting from the above mentioned net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision has been recorded. There are no other significant temporary differences.

The provision for income taxes for the year ended December 31, 1999 primarily represents various state income tax payments.

(8)  STOCKHOLDERS' EQUITY

The total number of shares of all classes of stock which the Corporation is authorized to issue is 110,000,000, consisting of 10,000,000 shares of preferred stock, par value of $0.01 per share and 100,000,000 shares of common stock, par value of $0.01.

STOCK SPLIT

All share amounts have been retroactively adjusted to reflect the one-for-three reverse common stock split which was approved by the Company's Board of Directors on February 16, 1999.

INITIAL PUBLIC OFFERING

       On May 14, 1999, TheStreet.com completed its initial public offering (the "IPO") and sold an aggregate of 6,325,000 shares of common stock to the public (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, TheStreet.com's former Chairman of the Board, Chief Executive Officer and President, pursuant to the exercise of the underwriters' overallotment option). Net proceeds to TheStreet.com were $108,788,000, after deducting underwriting discounts, commissions and expenses payable in connection with the IPO. In connection with the IPO, all of the Company's redeemable and convertible preferred stock, plus accumulated dividends, were converted into common stock.

EQUITY INVESTMENTS

On February 22, 1999, the Company sold 37,728 shares of Series B Preferred Stock and 1,320,901 shares of Common Stock to The New York Times ("NYT") in exchange for $3 million in cash and $12 million of advertising services. Under the agreement, the New York Times and its affiliates will provide $12 million of advertising services over a four-year period in return for its ownership position. Any unused portion of these advertising services are payable in cash to the Company by NYT. The $12 million has been reflected in equity as an advertising receivable. The Company has recorded advertising expense during 1999 based upon the best available advertising contract rates being charged by NYT to advertisers spending comparable amounts with a corresponding credit to the advertising receivable.

In February 1999 the Company sold 83,333 shares of Common Stock for $1 million.

1998 PRIVATE PLACEMENTS

In May 1998, the Company raised approximately $10 million of gross proceeds by completing a private placement of 101,475 shares of Redeemable Convertible Series B 9 1/2% Cumulative Preferred Stock ("Series B Preferred Stock") and 3,418,333 shares of Common Stock to a group of investors. In connection with the transaction, the Company granted the purchasers of such stock certain registration rights.

At such time, the Company also entered into a Stockholders' Agreement with such stockholders which, by its terms, will terminate upon the consummation of the initial public offering. Subject to certain conditions, the shares of each series of the Convertible Preferred Stock and dividends carry the following rights and will automatically convert into Common Stock as follows-

The Series A and B Preferred Stock accumulate dividends annually at $9.50 per share. These shares are senior to Common Stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") and are pari passu to one another. The shares have no voting rights and a liquidation preference of $100 per share plus accumulated dividends. The shares plus any accrued and unpaid dividends mandatorily convert to Common Stock upon a qualified initial public offering ("IPO") at the liquidation preference payment divided by the IPO price. The Series B Preferred Stock also has a redemption feature whereby, at the option of the holder, the Series B Preferred Stock may be redeemed at the liquidation value of $100 per share plus accumulated dividends. The shares are redeemable one-third per year beginning in June 2003 through June 2005. During 1998 and 1999, the Company recorded approximately $481,000 and $1,253,000, respectively as a charge to additional paid in capital to accrete the Series B Preferred Stock to its redemption value. In addition, the Series B Preferred Stock has been increased by accumulated dividends which are payable under the redemption feature.

The Series C Convertible Preferred Stock is senior only to the Common Stock. These shares have no voting rights and a liquidation preference of $100 per share. The shares were mandatorily converted to common stock upon the IPO at the liquidation preference payment divided by the IPO price.

In December 1998, the Company raised approximately $25 million of gross proceeds by completing a private placement of 243,891 shares of Series B Preferred Stock and 4,072,778 shares of Common Stock to a group consisting of certain existing stockholders and other investors. As of December 31, 1998, approximately $525,000 of the proceeds had not yet been received and is reflected in other receivables in the accompanying balance sheet. This amount was received in 1999. In connection with this transaction the Company amended and restated the Registration Rights Agreement and the Stockholders' Agreement in each case to include, among other things, the new purchasers.

REGISTRATION RIGHTS

In December 1998, the Company entered into an Amended and Restated Registration Rights Agreement (the "Registration Rights Agreement") with existing stockholders pursuant to which the Company granted certain registration rights in respect of certain shares of Common Stock held by the existing stockholders. Such stockholders are hereinafter referred to as the "existing stockholders." Pursuant to the Registration Rights Agreement, at any time, on or after the first anniversary of the IPO, certain existing stockholders of Common Stock may request the Company to register all or any portion of the Common Stock purchased by the existing stockholders in the Private Placements (hereinafter referred to as the "Restricted Stock"). However, the securities to be registered must have a reasonably anticipated aggregate public offering price of at least $500,000.

In addition, the holders of Restricted Stock will have certain "piggyback" registration rights. If the Company proposes to register and common stock under the Securities Act of 1933 each holder of Restricted Stock may require the Company to include all or a portion of their Restricted Stock in such registration, provided however, that the managing underwriter, if any, of such offering has certain rights to limit the number of Restricted Stock proposed to be included in such registration.

STOCK OPTIONS

Under the terms of the Company's 1998 Stock Option and Incentive Plan (the "Stock Option Plan"), 4,400,000 shares of common stock of the Company have been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), restricted stock, or any combination thereof. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options.

Had compensation for the Stock Option Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts-


                                                     Year Ended December 31, 1998           Year Ended December 31, 1999
                                                       =================================== ===============================
   Net loss, as reported                                   ($16,358,451)                    ($33,633,437)
                                                       =================================== ===============================
   Net loss, pro forma                                     ($16,360,457)                    ($34,967,812)
                                                       =================================== ===============================
   Basic and diluted loss per share, as reported                 ($2.13)                          ($1.73)
                                                       =================================== ===============================
   Basic and diluted loss per share, pro forma                   ($2.13)                          ($1.80)
                                                       =================================== ===============================


A summary of the activity of the Stock Option Plan is as follows-


                                                                                               Weighted Average
                                                                          Options               Exercise Price
                                                                    ---------------------      ------------------
       Options outstanding, January 1, 1998                                     0                    $  0
       Options granted                                                  1,663,953                    0.12
       Options exercised                                                  (30,303)                   0.03
       Options cancelled                                                 (136,364)                   0.03
                                                                    ---------------------      ------------------
       Options outstanding, December 31, 1998                           1,497,286                    0.12
       Options granted                                                  2,673,875                   11.39
       Options exercised                                                 (995,204)                   0.93
       Options cancelled                                                 (486,977)                   2.59
                                                                    ---------------------      ------------------
       Options outstanding, December 31, 1999                           2,688,980                 $ 10.60
                                                                    =====================      ==================


During 1998, the Company entered into an agreement with one of its stockholders whereby the stockholder agreed to provide the shares of Common Stock due the option holder upon the option holder's exercise. During 1998 and 1999, the stockholder delivered 136,364 and 60,606 shares respectively upon exercise of the options which are reflected as cancellations in the above table.

There were no options granted prior to January 1, 1998. As of December 31, 1998 and December 31, 1999, 50,167 and 103,514, respectively, of the above options were exercisable. The above options vest up to a four-year period and have terms not to exceed 10 years. Generally, options are granted at fair market value with exercise prices determined by the Company's Compensation Committee. For options granted at less than fair market value, a compensation charge will be recognized for the difference between the exercise price and fair market value over the vesting period.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions-


                                                       December 31, 1998                 December 31, 1999
         Expected option lives                              4 years                           4 years



         Risk-free interest rates                             6.0%                              6.0%
         Expected Volatility                                   0%                               25%
         Dividend Yield                                        0%                                0


The results may not be representative of future periods.
The following table summarizes information about options outstanding at December 31, 1999.


                                                                       Options Outstanding
                                                                     Weighted Average Remaining        Weighted Average
                                                                          Contractual Life              Exercise Price
         Range of Exercise Price          Options Outstanding             ----------------              --------------
         -----------------------          -------------------
             $0.03-0.03                       105,758                            3.4                        $0.03
             $0.15-0.15                       385,188                            3.9                         0.15
             $2.10-3.00                       788,327                            4.1                         2.98
            $9.00-12.00                       40,997                             4.2                        11.02
            $14.63-21.88                     1,212,744                           4.7                        17.32
            $22.13-31.75                      105,800                            4.5                        27.40
            $33.94-35.50                      50,166                             4.5                        34.44
                                              ------
                                             2,688,980                           4.4                        $10.60


DEFERRED COMPENSATION

During 1998 and the first quarter 1999, the Company granted stock options with exercise prices which were less than fair market value of the underlying shares of common stock on the date of grant. As a result, the Company has recorded deferred compensation of approximately $1,668,000 and $8,409,733 during December 31, 1998 and 1999 respectively. These amounts will be recognized as noncash compensation expense over the remaining vesting period of the options, in the amount of $1,745,000, $1,673,000, $1,652,000, and $380,000 for the years ending December 31, 2000, 2001, 2002, and 2003, respectively.

(9)  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expense were $160,257, $700,073, $2,968,184 for the three years ended December 31, 1997, 1998, and 1999. Future minimum base rents under terms of non-cancellable operating leases are as follows for the years ending December 31, -


                                           2000                             $3,937,704
                                           2001                              3,545,186
                                           2002                              2,766,536
                                           2003                              2,699,007
                                           2004                              2,674,709
                                           Thereafter                       11,236,145


Minimum payments have not been reduced by minimum sublease rentals of $1,757,876 due in the future under non-cancellable subleases.

LITIGATION

The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its results of operations, financial position or liquidity.

Content And Distribution Agreements

The Company has various content and distribution agreements with vendors. The agreements require the Company to provide certain content and subscriptions to the vendors in exchange for various services. The agreements expire at various dates through 2003.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain of its officers. The agreements provide for payments of approximately $1,706,000, $1,141,000, $390,000, and $73,750 during December 31, 2000, 2001, 2002, and 2003 respectively, and expire at various dates through May 2003.

LETTERS OF CREDIT

A company controlled by a shareholder has guaranteed obligations under the operating lease for the Company's office space. During 1999, the Company released the shareholder of this obligation after providing a letter of credit in the amount of approximately $1,400,000 to the landlord.

During 1999, the Company provided an irrevocable standby letter of credit in the amount of $2,000,000 to one of its lessors as security for an operating lease.

(10)   EMPLOYEE BENEFIT PLAN

Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(11)   MAJOR CUSTOMERS

Revenue from one customer accounted for approximately $1,007,250 (22%) of total revenue for the year ending December 31, 1998 and had $102,333 of accounts receivable outstanding at December 31, 1998.

No customer accounted for more than 10% of revenues in 1997 or 1999.

During 1999, the revenues derived from within the United States were $14,316,000.

(12)   LONG-TERM INVESTMENTS, AT COST

In September 1999, TheStreet.com, Inc. and minority investors including 3i, Barclays Capital, Chase Capital Partners, ETF Group, and Intel formed TheStreet.com (Europe) Limited, a holding company majority owned by TheStreet.com. TheStreet.com owns approximately 63% of the holding company. The Street.com transferred certain assets consolidated at fair market value, including certain technologies and trademarks valued at $9,000,000 and $1,000,000, respectively.

In December 1999, TheStreet.com, Inc. purchased a 19.99% interest in Business Net Online Ltd., which plans to launch an online business publication serving the Israeli market. As of December 31, 1999, approximately $1,125,000 of this investment was unpaid and reflected in accrued expenses (see Note 5). The investment is being accounted for on a cost basis.

(13)   INVESTMENT IN THESTREET.CO.UK

In September 1999, TheStreet.com, Inc. and a syndicate of investors (the "Syndicate") invested a total of $17 million in TheStreet.com (Europe) Limited. Members of the Syndicate include Chase Capital Partners, Barclays Private Equity, ETF Group, 3i, Intel Corporation and others. The terms of the investment include the following:

(1) a preferred dividend of $5 million (plus interest) payable to the Syndicate which will convert into shares upon a public offering of shares or a sale of TheStreet.com (Europe) Limited;

(2) the license of certain intellectual property of TheStreet.com, Inc. (including, without limitation, use of the name "TheStreet.com") to TheStreet.com (Europe) Limited for $1 million;

(3) the transfer of certain software from TheStreet.com, Inc. to TheStreet.com (Europe) Limited for $9 million; and

(4) the subscription by TheStreet.com, Inc. for a $10 million loan note, the principal of and interest upon which will accrue and convert into shares on a public offering or sale of TheStreet.com (Europe) Limited.

(14)   SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim periods in the initial year of application. Comparative information for earlier years presented is to be restated. The Company does not believe it operates in more than one segment. The chief operating decision maker allocates resources and assesses the performance associated with advertising, subscription or other activities on a single-segment basis.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 1997, 1998 and 1999

                                         Balance at            Provisions Charged   Write-offs      Balance at End of
                                         Beginning of Period   to Expense                           Period
For the year ended December 31, 1997            $ 0                  $ 0               $ 0                    $ 0
For the year ended December 31, 1998            $ 0             $ 40,000               $ 0               $ 40,000
For the year ended December 31, 1999       $ 40,000            $ 260,000               $ 0              $ 300,000