Form 10-Q
period 2000-03-31
THESTREET COM
filed 2000-05-12
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           ---------------

                              FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                 OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

                       Commission File Number 0-25779

                            TheStreet.com, Inc.
               --------------------------------------------
           (Exact name of Registrant as specified in its charter)

                Delaware                              06-1515824
----------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)


                         14 Wall Street, 14th Floor
                          New York, New York 10005
                         -------------------------
                  (Address of principal executive offices)


                               (212) 321-5000
                               --------------
            (Registrant's telephone number, including area code)


                       Two Rector Street, 14th Floor
                             New York, NY 10006
    ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed, since last report.)


      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X   .  NO        .
   -------     --------

Number of shares of Common Stock outstanding at May 10, 2000:

    Common Stock, par value $0.01 per share                 25,368,612
----------------------------------------------------------------------
                  (Class)                          (Number of Shares)




                              THESTREET.COM, INC.
                                   FORM 10-Q

                     FOR THE QUARTER ENDED MARCH 31, 2000


Part I - FINANCIAL INFORMATION...............................................1
      Item 1. Condensed Consolidated Financial Statements....................1
              Condensed Consolidated Balance Sheets as of
                December 31, 1999 and March 31, 2000.........................1
              Condensed Consolidated Statements of Operations
                for the Three Months Ended March 31, 1999 and 2000...........2
              Condensed Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 1999 and 2000...........3
              Notes to Condensed Consolidated Financial Statements...........4
      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................5
      Item 3. Quantitative and Qualitative Disclosures About Market Risk....18

PART II - OTHER INFORMATION.................................................19
      Item 1. Legal Proceedings.............................................19
      Item 2. Changes in Securities and Use of Proceeds.....................19
      Item 3. Defaults Upon Senior Securities...............................19
      Item 4. Submission of Matters to a Vote of Security Holders...........19
      Item 5. Other Information.............................................19
      Item 6. Exhibits and Reports on Form 8-K..............................19
SIGNATURES..................................................................20







PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               THESTREET.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1999 AND MARCH 31, 2000

                                                   DECEMBER 31, 1999    MARCH 31, 2000
                                                   -----------------    --------------
                                                              (UNAUDITED)
                  ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $   108,239,811      $  79,683,229
Short term investments                                  11,175,322         27,994,372
Accounts receivable, net of allowance
for doubtful accounts of $300,000
and $518,000 as of December 31, 1999
and March 31, 2000, respectively                         2,467,164          3,249,614
Other receivables                                        2,607,162          1,936,378
Prepaid expenses and other current assets                4,122,057          3,510,505
                                                   ---------------      -------------
      Total current assets                             128,611,516        116,374,098

Property and equipment, net of
accumulated depreciation and amortization
of  $769,707 and $1,489,406 as of
December 31, 1999 and March 31, 2000, respectively      10,199,653         12,584,911
Other assets                                               410,717            413,817
Goodwill and intangibles, net of accumulated
amortization of $0 and $173,196 as of
December 31, 1999 and March 31, 2000, respectively       2,078,349          1,905,153
Long-term investment, at cost                            2,250,000          2,250,000
                                                   ---------------      -------------
      Total assets                                 $   143,550,235      $ 133,527,979
                                                   ===============      =============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligation        $            -       $     405,542
Accounts payable                                         4,290,538          5,431,189
Accrued expenses                                         6,675,541          6,550,770
Deferred revenue                                         2,858,945          3,743,061
Other current liabilities                                  242,456            876,492
                                                   ---------------      -------------
      Total current liabilities                         14,067,480         17,007,054
Long-term portion of capital lease obligation                    -          1,982,757
Deferred rent                                            2,182,100          2,195,798
Minority interest                                       15,886,741         14,159,576
                                                   ---------------      -------------
      Total liabilities                                 32,136,321         35,345,185
                                                   ---------------      -------------
STOCKHOLDERS' EQUITY
Common Stock; $0.01 par value;
100,000,000 shares authorized, 25,248,434
and 25,307,456 shares issued and outstanding
at December 31, 1999 and March 31, 2000,
respectively                                               252,484            253,075
Additional paid-in capital                             174,363,323        172,758,850
Deferred compensation                                   (5,450,860)        (3,203,677)
Advertising receivable                                 (10,042,062)        (9,858,753)
Accumulated comprehensive income                           (20,618)          (195,550)
Accumulated deficit                                    (47,688,353)       (61,571,151)
                                                   ---------------      -------------
      Total stockholders' equity                       111,413,914         98,182,794
                                                   ---------------      -------------

      Total liabilities and stockholders' equity   $  143,550,235       $ 133,527,979
                                                   ===============      =============

 The accompanying notes are an integral part of these financial statements.





                            THE STREET.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000


                                          FOR THE THREE      FOR THE THREE
                                          MONTHS ENDED       MONTHS ENDED
                                         MARCH 31, 1999     MARCH 31, 2000
                                         ---------------    ---------------
                                                     (UNAUDITED)
NET REVENUES:

Advertising & E-commerce revenues        $   1,123,767      $ 2,954,634
Subscription revenues                          712,761        2,037,486
Other revenues                                 154,295          730,476
                                         -------------      -----------

      Total net revenues                     1,990,823        5,722,596
Cost of revenues                             1,604,257        3,916,126
                                         -------------      -----------

      Gross profit                             386,566        1,806,470
                                         -------------      -----------

OPERATING EXPENSES:

Product development expenses                 1,400,327        5,491,665
Sales and marketing expenses                 2,153,811        8,162,768
General and administrative expenses          2,986,115        4,870,185
Noncash compensation expense                 1,197,748          544,729
                                         -------------      -----------

      Total operating expenses               7,738,001       19,069,347
                                         -------------      -----------
      Loss from operations                  (7,351,435)     (17,262,877)

Interest income                                250,812        1,652,915
                                         -------------      -----------
Loss before provision for income taxes
  and minority interest                     (7,100,623)     (15,609,962)
                                         -------------      -----------

Provision for income taxes                      75,925                -
Minority interest                                    -        1,727,164

                                         -------------
      Net Loss                           $  (7,176,548)     (13,882,798)
                                         =============      ===========

Net loss per share - basic and diluted   $       (0.64)      $    (0.55)
                                         =============      ===========

Weighted average basic
and diluted shares outstanding              14,372,756       25,291,042
                                         =============      ===========

 The accompanying notes are an integral part of these financial statements.




                            THE STREET.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                          FOR THE THREE     FOR THE THREE
                                          MONTHS ENDED       MONTHS ENDED
                                         MARCH 31, 1999     MARCH 31, 2000
                                         ---------------    --------------
                                                    (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                  $  (7,176,548)     $ (13,882,798)

Adjustments to reconcile net loss
to cash used in operating activities:
Noncash compensation expense                  1,197,748            544,729
Noncash advertising expense                           -            183,308
Provision for doubtful accounts                  40,000            220,000
Minority interest                                     -         (1,727,164)
Depreciation and amortization                    28,197            889,809
Decrease (increase) in accounts receivable      219,213         (1,000,450)
Decrease in other receivables                   243,301            670,784
(Increase) decrease in prepaid expenses
  and other current assets                     (453,252)           611,552
Increase in other assets                        (59,443)           (30,430)
(Decrease) increase in accounts payable
  and accrued expenses                         (573,054)         1,015,880
Increase in deferred revenue                    543,280            884,116
Increase in other current liabilities                 -            634,036
Increase in deferred rent                             -             70,000
                                         --------------        -----------
      Net cash used in operating activities  (5,990,558)       (10,916,628)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                    -        (18,788,450)
Sale of short-term investments                        -          1,969,400
Capital expenditures                           (237,929)        (3,130,328)
                                         --------------        -----------
      Net cash used in investing activities    (237,929)       (19,949,378)
                                         --------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale/leaseback                          -          2,388,239
Proceeds from issuance of common stock        4,000,125             96,117
Repayments under line of credit                  (3,333)                 -
                                         --------------        -----------
      Net cash provided by
       financing activities                   3,996,792          2,484,356
                                         --------------        -----------

Effect of exchange rate on changes in cash            -           (174,932)

      Net decrease in cash                   (2,231,695)       (28,556,582)
Cash and cash equivalents,
  beginning of period                        24,611,958        108,239,811
                                         --------------     --------------
Cash and cash equivalents,
  end of period                           $  22,380,263     $   79,683,229
                                         ==============     ==============

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes                              $      75,925     $            -
Noncash investing and
  financing activities:
Equipment acquired under capital lease    $           -     $    2,388,239


 The accompanying notes are an integral part of these financial statements.




                            THESTREET.COM, INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

BUSINESS

      TheStreet.com, Inc. ("TheStreet.com") is a leading web based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. TheStreet.com combines the most important qualities of traditional print journalism - accuracy, intelligence, fairness and wit
- with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. Our content is generated by a staff of over 110 professional reporters and editors, in addition to more than 30 outside contributors. We update our site with original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis.

BASIS OF PRESENTATION

      The information presented as of March 31, 2000 and 1999, and for the three month periods then ended, is unaudited, but in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which TheStreet.com considers necessary for the fair presentation of its financial position as of March 31, 2000, the results of its operations for the three-month periods ended March 31, 2000 and 1999, and its cash flows for the three-month periods ended March 31, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with TheStreet.com's audited financial statements and accompanying notes for the year ended December 31, 1999, included in TheStreet.com's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of The Street.com, Inc. and its 63% owned subsidiary TheStreet.co.uk. All intercompany balances and transactions have been eliminated in consolidation.

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

                                        FOR THE THREE MONTHS ENDED
                                        3/31/99           3/31/00
                                        -------           -------
                                               (UNAUDITED)
NUMERATOR:

  Net loss                           $    (7,176,548)    $  (13,882,798)
  Preferred stock dividends          $    (1,118,693)    $            -
  Accretion of redeemable
    convertible series B             $      (843,969)    $            -
                                     ---------------     ---------------
Net loss available
to common shareholder                $    (9,139,210)    $  (13,882,798)
                                     ---------------     ---------------

DENOMINATOR:
  Weighted average basic
  & diluted shares outstanding            14,372,756          25,291,042
                                     ---------------     ---------------

NET LOSS PER SHARE                   $         (0.64)     $        (0.55)
                                     ===============     ===============

3.    INITIAL PUBLIC OFFERING

      On May 14, 1999, TheStreet.com completed its initial public offering (the "IPO") and sold an aggregate of 6,325,000 shares of TheStreet.com's common stock to the public (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, who was TheStreet.com's Chairman of the Board, Chief Executive Officer and President at that time, pursuant to the exercise of the underwriters' overallotment option). Net proceeds to TheStreet.com were $108,788,000, after deducting underwriting discounts and commissions and expenses payable by TheStreet.com in connection with the IPO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended,
Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ.

      The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

      TheStreet.com is a leading web-based provider of original, timely, comprehensive and trustworthy financial news, commentary and information aimed at helping readers make informed investment decisions. We combine the most important qualities of traditional print journalism - accuracy, intelligence, fairness, and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. With a staff of over 110 professional reporters and editors, together with over 30 outside contributors, we update our sites with original stories throughout each business day and with many additional features on weekends. As a result, we are able to provide our readers with original content that provides for a loyal and increasing readership base.

      We originally organized in September 1996 as a limited liability company funded by our co-founders, Mr. James J. Cramer and Dr. Martin Peretz. In May 1998, we were re-organized from a limited liability company into a C corporation, and in May 1999, we completed our initial public offering. In September 1999, we formed a subsidiary, The Street.com (Europe) Limited, to begin our international expansion by creating a London-based counterpart to TheStreet.com to be known as TheStreet.co.uk. During December of 1999, we acquired ipoPros.com, Inc., a company with a subscription-based online website offering research, ratings, data and news about initial and secondary stock offerings. We are based in New York City with bureaus in San Francisco and London and correspondents in Silicon Valley, Tokyo, Hong Kong, Berlin and Washington, D.C.

      We currently derive our revenues from advertising and e-commerce, retail and professional subscriptions, and other sources, including advertising and sponsor revenues from TheStreet.com television show on the FOX News Channel, and content syndication fees. Of these, our two principal sources of revenue are advertisers and subscribers.

      We have a number of strategic relationships with third parties that continue to help create brand awareness and increase subscription and advertising revenues, including the following: subscription distribution agreements with E*Trade and DLJdirect; e-commerce marketing partnerships with First USA and NetStock Direct; content distribution agreements with Yahoo!, America Online and Intuit; and joint ventures with media companies such as The New York Times Co., Fox News Network, and Ha'aretz Group, a leading Israeli newspaper publisher.

RECENT DEVELOPMENTS

      During the first quarter of 2000, we signed a worldwide content licensing agreement with Motorola for the delivery of certain content over Motorola's Mobile Internet Exchange(TM) communications platform and partnered with ON24 to co- produce original streaming content which will be distributed to more than 450 financial websites. In addition, we entered into content-syndication alliances with Microsoft MSN MoneyCentral and News Digital Media's FoxSports.com website.

      TheStreet.co.uk website was launched on February 15, 2000 as a free site and publishes financial news and analysis to UK investors.
TheStreet.co.uk derives its revenues primarily from advertising.
TheStreet.co.uk has entered into content syndication agreements with local portals, including AOL UK and Lycos UK, and has signed advertising agreements with E*Trade United Kingdom and DLJdirect United Kingdom.

      On January 10, 2000, we announced a new strategy to transform our current offering of news and commentary into a network of free and paid sites under TheStreet.com name. We aim to further develop a mass audience for our site by going free in order to increase the number of unique visitors to the site and increase our advertising and e-commerce revenues. We expect to begin implementing our new strategy in the second quarter of 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000

NET REVENUES

      Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from sponsorship arrangements and from the delivery of banner and email advertisements. Advertising revenues increased from $1,124,000 for the three months ended March 31, 1999 to $2,955,000 for the three months ended March 31, 2000, primarily as a result of agreements with new advertisers and e-commerce partners and revenues from TheStreet.co.uk. For the three months ended March 31, 2000, 55% of our advertising and e-commerce revenues were derived from sponsorship contracts compared with 90% for the three months ended March 31, 1999, reflecting our decreased dependence on sponsors as a source of revenue. Our number of advertisers for the first quarter of 2000 was 112, compared with 43 for the first quarter of 1999. For the three months ended March 31, 2000, our top five advertisers accounted for approximately 27% of our total advertising and e-commerce revenues, compared with approximately 65% for the three months ended March 31, 1999 reflecting an increase in our advertiser base.

      Subscription Revenues. Net subscription revenues are derived from annual and monthly subscriptions. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the three months ended March 31, 2000, cancellation chargebacks and refunds accounted for approximately 6% of total subscription revenues. Net subscription revenues increased from $713,000 for the three months ended March 31, 1999 to $2,037,000 for the three months ended March 31, 2000, primarily as a result of the growth in our subscriber base. For the three months ended March 31, 2000, approximately 78% of our net subscription revenue was derived from annual subscriptions.

      We continue to attract new subscribers to our site, as our subscriber base has grown to over 116,000 annual and monthly subscribers as of March 31, 2000 (not including free trials, but including subscribers paid for as part of bulk subscription contracts). During the three months ended March 31, 2000, our sites worldwide averaged 3.6 million unique visitors per month and 41 million page views per month. During this same period, registered users including retail subscribers and free trial members spent an average of 27 minutes per visit on TheStreet.com site.

      Other Revenues. Other revenues increased from $154,000 for the three months ended March 31, 1999 to $730,000 for the three months ended March 31, 2000, primarily as a result of unique barter arrangements with online and print media companies, and revenues from TheStreet.com television show on the FOX News Channel. Barter revenue increased from $64,000 for the three months ended March 31, 1999 to $508,000 for the three months ended March 31, 2000. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement. In future periods, management intends to maximize cash advertising revenue, although the Company will continue to enter into barter relationships when deemed appropriate.

COST OF REVENUES

      Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues increased from $1,604,000 for the three months ended March 31, 1999 to $3,916,000 for the three months ended March 31, 2000. This increase was primarily as a result of the growth of our editorial staff from 56 employees as of March 31, 1999 to 112 as of March 31, 2000 and the growth in the number of new research tools made available to our subscribers. In addition, we have experienced an increase in the number of outside contributors, data service fees for editorial research and costs related to TheStreet.co.uk.

PRODUCT DEVELOPMENT EXPENSES

      Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses increased from $1,400,000 for the three months ended March 31, 1999 to $5,492,000 for the three months ended March 31, 2000 primarily as a result of costs related to the conversion of TheStreet.com into a network of free and paid sites and an increase in our technology and product development headcount from 20 employees as of March 31, 1999 to 68 as of March 31, 2000, which includes technology staff for TheStreet.co.uk, and staff of ipoPros.com, Inc., which we acquired in December 1999. All product development costs are expensed as incurred.

SALES AND MARKETING EXPENSES

      Sales and marketing expenses consist primarily of advertising and promotion on television, online and in print, advertising commissions, promotional materials, content distribution fees, and compensation expenses for our direct sales force. Sales and marketing expenses increased from $2,154,000 for the three months ended March 31, 1999 to $8,163,000 for the three months ended March 31, 2000, primarily due to an increase in our sales and marketing headcount from 46 as of March 31, 1999 to 72 as of March 31, 2000, which includes staff from TheStreet.co.uk and content distribution fees. In addition, in connection with our barter transactions, we recorded barter advertising expenses during the three months ended March 31, 1999 and 2000, which is equivalent to the barter advertising revenues we recorded in those periods.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs increased from $2,986,000 for the three months ended March 31, 1999 to $4,870,000 for the three months ended March 31, 2000, primarily as a result of an increase in headcount from 11 as of March 31, 1999 to 22 as of March 31, 2000, which includes administrative staff from TheStreet.co.uk, and additional costs to support the growth of our business such as occupancy costs, professional service fees, insurance costs, equipment rental and administrative costs for TheStreet.co.uk. General and administrative expenses for the three months ended March 31, 2000 include goodwill amortization of $161,000 related to the acquisition of ipoPros.com, Inc. in December 1999.

NONCASH COMPENSATION EXPENSE

      In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $545,000 for the three months ended March 31, 2000. The remaining noncash compensation expense for 2000 is currently estimated to be $848,000, which reflects the resignation during the first quarter of certain individuals from the Company, which will have the effect of decreasing the noncash compensation expense incurred in future quarters. The remaining noncash compensation expense beyond the year 2000 is estimated to be $3.2 million.

MINORITY INTEREST

      For the three months ended March 31, 2000, minority interest was $1,727,000. This figure accounts for the minority interest held by outside investors in the net losses of TheStreet.com (Europe) Limited of $1,947,000, offset by preferred dividends of $220,000.

INTEREST EXPENSE (INCOME) NET

      For the three months ended March 31, 1999, interest income was $251,000, primarily as a result of proceeds from the completion of a $25 million private placement in December 1998 and additional equity investments in the first quarter of 1999. For the three months ended March 31, 2000, interest income was $1,653,000, primarily as result of interest earned on the net proceeds from the IPO.

LIQUIDITY AND CAPITAL RESOURCES

      We currently invest in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of less than one year, with the intent that such funds easily be made available for operating purposes. As of March 31, 2000, our cash, cash equivalents, and short term investments amounted to $107,678,000, representing 81% of our total assets.

      We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

      Cash used in operating activities of $10,917,000 for the three months ended March 31, 2000 was primarily due to a net loss of $13,883,000, offset by noncash charges and increases in accounts payable and accrued expenses, deferred revenue, and other current liabilities and decreases in other receivables and prepaid expenses and other current assets, partially offset by the minority interest in the net losses of The Street.co.uk and an increase in accounts receivable.

      Cash used in investing activities of $19,949,000 for the three months ended March 31, 2000 consisted of net purchases of short-term investments and capital expenditures. Capital expenditures have generally consisted of purchases of computer hardware related to increasing our capacity and enhancing our web site.

      Cash provided by financing activities of $2,484,000 for the three months ended March 31, 2000 consisted of proceeds from a sale/leaseback transaction related to computer equipment purchased by TheStreet.co.uk and issuances of common stock upon the exercise of stock options.

      We believe that the net proceeds from the IPO together with our current cash, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to us, or at all. Strategic relationships, if necessary to raise additional funds, may require us to provide rights to certain of our content. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

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

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

      You should carefully consider the following risks before making an investment decision. The risks described below are all the material risks facing TheStreet.com. We may also face some non-material risks which we have not discussed in the following description of our risk factors. If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE

      As of March 31, 2000, we had an accumulated deficit of $61.6 million. We have not achieved profitability and expect to continue to incur net losses in 2000 and subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

      In the first quarter of 2000, our top five advertisers accounted for approximately 27% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. We believe that we charge advertising rates that are among the highest of financial web sites. However, as we convert our main site to a free site, we believe our overall advertising rates will decrease. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

      OUR INTERNATIONAL EXPANSION INCREASES EXPENSES AND MAY CREATE COMPLIANCE AND OPERATIONAL DIFFICULTIES

      We are expanding our business into international markets. TheStreet.co.uk, a site intended for investors in the United Kingdom and majority owned by TheStreet.com, was launched in February 2000. However, there can be no assurance that the site will continue to operate successfully, and delays or operational difficulties could adversely affect our business, results of operations, and financial condition. The success of TheStreet.co.uk depends on its ability to continue to finance ongoing operations; attract and retain key personnel, advertisers, users and strategic partners; prevent system failures; manage growth; and successfully compete with other well-financed news organizations.

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

      o providers of terminalobased financial news and data, such as Bloomberg Business News, Reuters News
            Service, Dow Jones Markets and Bridge News Service;

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

       Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more faroreaching marketing campaigns, adopt more aggressive pricing policies (including offering more of their financial news and commentary for free) and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Our competitors may develop content that is equal or superior to ours or that achieves greater market acceptance than ours. It is also possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully for advertisers, readers, staff or outside contributors, which could materially adversely affect our business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

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

      We depend on establishing and maintaining subscription distribution relationships with financial services firms and content syndication relationships with highotraffic web sites for a significant portion of our current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and we may have to pay significant fees to establish additional content syndication relationships or maintain existing relationships in the future. We may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

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

      FAILURE TO RETAIN AND INTEGRATE OUR ADVERTISING SALES FORCE COULD RESULT IN LOWER ADVERTISING REVENUES

      We depend on our internal advertising sales department to maintain and increase our advertising sales, and as our main site becomes free and our dependency on advertising revenue increases, we expect to expand our advertising sales staff significantly. As of March 31, 2000, our U.S. advertising sales department consisted of 19 employees and our U.K. advertising sales department consisted of five employees. We will need to quickly add and successfully integrate a number of new advertising sales staff members under our new strategy. The success of our advertising sales department is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not effectively expand and maintain an effective advertising sales department.

      WE MAY BE UNABLE TO MANAGE OUR GROWTH, WHICH MAY HARM OUR BUSINESS

      We have experienced rapid growth in our operations. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial controls and procedures and operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. As of March 31, 2000, we had a total of 229 U.S. employees, as compared to 138 employees as of March 31, 1998. As of March 31, 1999, TheStreet.co.uk had 28 employees. We expect that the number of our employees both in the U.S. and in the U.K. will continue to increase for the foreseeable future. We will need to integrate these employees into our workforce successfully. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

      WE MAY BE UNABLE TO GROW THROUGH ACQUISITIONS AND INTEGRATE FUTURE ACQUISITIONS INTO OUR BUSINESS

      We intend to pursue a growth strategy that may involve acquisitions of other companies. However, we may be unable to successfully pursue and complete acquisitions in a timely and costoeffective manner. Further, the pursuit and integration of acquisitions will require substantial attention from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations. There can be no assurance that we can successfully integrate these acquisitions into our business or implement our plans without delay or substantial cost. In addition, future acquisitions by us could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon our financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth may have a material adverse effect on our financial condition and results of operations.

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

      WE FACE A RISK OF SYSTEM FAILURE THAT MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

      Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a thirdoparty system. In February 2000, our Internetohosting agreement with Exodus Communications, Inc. was renewed, and we currently continue to maintain all of our production servers at Exodus's New Jersey data center. Our operations depend on Exodus's ability to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that our Internet access will be uninterrupted, errorofree or secure. Any disruption in the Internet access to our web site provided by Exodus could materially adversely affect our business, results of operations and financial condition. In addition, in September 1999, we entered into an agreement with USinternetworking, Inc. under which USi provides us with a mirror site for partial disaster recovery in the event of the failure of our primary systems. In December 1999, we did experience a system failure that required us to use USi's mirror site for a short period of time. Our own internal systems and operations, as well as those of Exodus and USi, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, breakoins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers and eocommerce partners. Many prominent web sites have recently been subjected to "distributed denialoofoservice" attacks, during which their servers were inundated with requests for data, causing them to overload and preventing legitimate traffic from getting through, which rendered the sites unresponsive to users for a period of time. Like most other web sites, we may be vulnerable to such attacks and other deliberate attempts to disrupt our technological operations. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

      ANY FAILURE OF OUR INTERNAL SECURITY MEASURES OR BREACH OF OUR PRIVACY PROTECTIONS COULD CAUSE US TO LOSE USERS AND SUBJECT US TO LIABILITY

      Users who subscribe to our premium service are required to furnish certain personal information (including name, email address and credit card information) which we use to administer our services. After our conversion to a free site, we will no longer need creditocard information to process subscription payments for our main site, but we will continue to gather credit card information for the subscriptionobased sites in our network. In addition, we plan to collect registration information from users of our free sites who wish to gain access to certain features of our site. If the security measures that we use to protect personal information are ineffective, we may lose users and our business may be harmed. Additionally, we rely on security and authentication technology licensed from third parties to perform realotime credit card authorization and verification. We cannot predict whether technological developments could allow these security measures to be circumvented. We may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If we are not able to prevent all security breaches, our business, results of operations and financial condition could be materially adversely affected.

      Our users depend on us to keep their personal information private and to disclose it to third parties. We therefore maintain a strict privacy policy, under which we will not furnish, rent or sell to third parties any personal information about our subscribers or other users. We have retained the ability to modify the privacy policy at any time. Like most web sites that require some form of registration, we use "cookies" (small data files placed by a web server on a user's hard drive to enable the server to track the user's movement on the site) in order to help our subscribers navigate throughout the site, and we use individual tracking information obtained from the cookies for internal purposes, such as to administer subscriber accounts and process purchases in our online store. In addition, companies that serve banners and other advertisements on our site use their own cookies, enabling them to limit the frequency with which a user is shown a particular ad. Some Internet users and industry observers have expressed privacy concerns about cookies. If our users perceive that we are not protecting their privacy, our business, results of operations and financial condition could be materially adversely affected.

      DIFFICULTIES ASSOCIATED WITH OUR BRAND DEVELOPMENT MAY HARM OUR ABILITY TO ATTRACT SUBSCRIBERS AND READERS

      We believe that maintaining and growing awareness about the TheStreet.com brand is an important aspect of our efforts to continue to attract subscribers and readers. The importance of brand recognition will increase in the future because of the growing number of web sites providing financial news and information. The new sites that we plan to introduce will not have widely recognized brands, and we will need to increase awareness of these brands among potential users. We cannot assure you that our efforts to build brand awareness will be cost effective or successful.

      FAILURE TO MAINTAIN OUR REPUTATION FOR TRUSTWORTHINESS MAY REDUCE THE NUMBER OF OUR READERS, WHICH MAY HARM OUR BUSINESS

      It is very important that we maintain our reputation as a trustworthy news organization. The occurrence of events, including our misreporting a news story or the nonodisclosure of a stock ownership position by one or more of our writers in breach of our compliance policy, could harm our reputation for trustworthiness. These events could result in a significant reduction in the number of our readers, which could materially adversely affect our business, results of operations and financial condition.

      POTENTIAL LIABILITY FOR INFORMATION DISPLAYED ON OUR WEB SITE MAY REQUIRE US TO DEFEND AGAINST LEGAL CLAIMS, WHICH MAY CAUSE
      SIGNIFICANT OPERATIONAL EXPENDITURES

      We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish on our web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our web site through links to other web sites. We recently introduced stock tickerobased message boards that allow users to post comments about individual stocks. We undertake no obligation to moderate these message boards, however potential liability for providers of message board services has not yet been welloestablished. We may choose to allow our editorial staffers or outside contributors to post on our boards, thus increasing our potential liability. Our insurance may not adequately protect us against these claims.

      YEAR 2000 COMPLICATIONS MAY DISRUPT OUR OPERATIONS AND HARM OUR
      BUSINESS

      Many currently installed computer systems and software products were coded during their production to accept only twoodigit entries to identify a year in the date code field. To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and our vendors and strategic partners have not reported experiencing any Year 2000 problems. However, because we and our subscribers and readers are dependent, to a very substantial degree, upon the proper functioning of our and their computer systems, any future occurrence of Year 2000 problems or the failure of our Year 2000 contingency plans could materially disrupt our operations or the ability of our subscribers and readers to access our web site, which could materially adversely affect our business, results of operations and financial condition.

      FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BRANDoBUILDING EFFORTS AND ABILITY TO COMPETE EFFECTIVELY

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

      WE MAY HAVE TO DEFEND AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH MAY CAUSE SIGNIFICANT OPERATIONAL EXPENDITURES

      Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed thirdoparty technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

      DIFFICULTIES IN DEVELOPING NEW AND ENHANCED SERVICES AND FEATURES FOR OUR WEB SITE COULD HARM OUR BUSINESS

      We intend to introduce additional and enhanced services in order to retain our current readers and attract new readers. If we introduce a service that is not favorably received, our current readers may choose a competitive service over ours or fail to renew their subscriptions. We may also experience difficulties that could delay or prevent us from introducing new services. These difficulties may include the loss of, or inability to obtain or maintain, thirdoparty technology license agreements. Furthermore, the new services we may introduce could contain errors that are discovered after these services are introduced. In these cases, we may need to significantly modify the design or implementation of such services on our web site to correct these errors. Our business, results of operations and financial condition could be materially adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by our readers.

      OUR ABILITY TO MAINTAIN AND INCREASE OUR READERSHIP DEPENDS ON THE CONTINUED GROWTH IN USE AND EFFICIENT OPERATION OF THE WEB

      The webobased information market is new and rapidly evolving. Our business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

     o      inadequate network infrastructure;
     o      security concerns;
     o      inconsistent quality of service; and
     o unavailability of costoeffective, highospeed access to the Internet.

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

      Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of eocommerce transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web site or otherwise materially adversely affect our business.

      CONCERNS ABOUT WEB SECURITY COULD REDUCE OUR ADVERTISING REVENUES, DECREASE OUR READER BASE AND INCREASE OUR WEB SECURITY EXPENDITURES

      Concern about the transmission of confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any wellopublicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as signing up for a paid subscription, executing stock trades or purchasing goods or services. Because many of our advertisers seek to advertise on our web site to encourage people to use the web to purchase goods or services, our business, results of operations and financial condition could be materially adversely affected if Internet users significantly reduce their use of the web because of security concerns. We may also incur significant costs to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches.

      SHARES ELIGIBLE FOR PUBLIC SALE AFTER OUR INITIAL PUBLIC OFFERING COULD ADVERSELY AFFECT OUR STOCK PRICE

      As of May 10, 2000, there were outstanding 25,368,612 shares of our common stock. Of these shares, the shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining shares are "restricted securities," subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

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

      CONTROL BY PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS COULD ADVERSELY AFFECT OUR STOCKHOLDERS

      Our officers, directors and greaterothanofiveopercent stockholders (and their affiliates), acting together, have the ability to control substantially all matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets) and to control our management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could materially adversely affect the market price of the common stock.

      VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS

      The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internetorelated companies, have been highly volatile. Investors may not be able to resell their shares at or above the price at which they bought them.

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

      ANTIoTAKEOVER PROVISIONS COULD PREVENT OR DELAY A CHANGE OF CONTROL

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.



                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      TheStreet.com, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. We believe that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

      Not applicable.

ITEM 5.  OTHER INFORMATION.

      Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            Exhibit
            Number      Description
            -------     -----------
              *3.1      Amended and Restated Certificate of Incorporation
             **3.2      Amended and Restated Bylaws
              *4.1      The Street.com Rights Plan
             **4.2      Amended and Restated 1998 Stock Incentive Plan
              27.1      Financial Data Schedule

      (b)   Reports on Form 8-K

            Not Applicable.

---------------------------
 *    Incorporated by reference to Exhibits to the Registrant's
      Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K dated March 30, 2000 (File No. 0-25779).




                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000            TheStreet.com, Inc.
                                    (Registrant)


                              By: /s/ Thomas J. Clarke, Jr.
                                 ---------------------------------------
                                 Name:  Thomas J. Clarke, Jr.
                                 Title: Chief Executive Officer


Date: May 12, 2000            By: /s/ Lisa A. Mogensen
                                 ---------------------------------------
                                 Name:  Lisa A. Mogensen
                                 Title: Interim Chief Financial Officer




                               EXHIBIT INDEX


Exhibit No.       Description
-----------       -------------
   *3.1           Amended and Restated Certificate of Incorporation
  **3.2           Amended and Restated Bylaws
   *4.1           The Street.com Rights Plan
  **4.2           Amended and Restated 1998 Stock Incentive Plan
   27.1           Financial Data Schedule

-----------------
 *    Incorporated by reference to Exhibits to the Registrant's
      Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K dated March 30, 2000 (File No. 0-25779).