Form 10-Q
period 2000-06-30
THESTREET COM
filed 2000-08-14
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


                       Commission File Number 0-25779


                            TheStreet.com, Inc.
                            -------------------
           (Exact name of Registrant as specified in its charter)


       Delaware                                        06-1515824
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification Number)


                         14 Wall Street, 14th Floor
                          New York, New York 10005
                  (Address of principal executive offices)


                               (212) 321-5000
                               --------------
            (Registrant's telephone number, including area code)


                               Not Applicable
      (Former name, former address and former fiscal year, if changed, since last report.)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES   X   .  NO        .
   -------     --------

Number of shares of Common Stock outstanding at August 8, 2000: 26,806,684

Common Stock, par value $0.01 per share                        26,806,684
---------------------------------------                        ----------
            (Class)                                        (Number of Shares)




                                                 THESTREET.COM, INC.
                                                      FORM 10-Q

                                       FOR THE SIX MONTHS ENDED JUNE 30, 2000


Part I - FINANCIAL INFORMATION.....................................................................................1
         Item 1.  Condensed Consolidated Financial Statements......................................................1
                  Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..................1
                  Condensed Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 2000 and 1999.....................................................................2
                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999.....................................................................3
                  Notes to Condensed Consolidated Financial Statements.............................................4
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................5
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................26

PART II - OTHER INFORMATION.......................................................................................27
         Item 1.  Legal Proceedings...............................................................................27
         Item 2.  Changes in Securities and Use of Proceeds.......................................................27
         Item 3.  Defaults Upon Senior Securities.................................................................27
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................27
         Item 5.  Other Information...............................................................................28
         Item 6.  Exhibits and Reports on Form 8-K................................................................28
SIGNATURES........................................................................................................29




PART I - FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                            THESTREET.COM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                 June 30, 2000          December 31, 1999
                                                           --------------------------- --------------------
                                                                  (unaudited)
                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                      $    65,043,180       $   108,239,811
Short-term investments                                              25,639,711            11,175,322
Accounts receivable, net of allowance for doubtful
   accounts of $822,899 and $300,000 as of June 30,
   2000 and December 31, 1999, respectively.                         4,604,131             2,467,164
Other receivables                                                    1,246,785             2,607,162
Prepaid expenses and other current assets                            4,432,834             4,122,057
                                                           -------------------- ---------------------
      Total current assets                                         100,966,641           128,611,516

Property and equipment, net of accumulated
   depreciation and amortization of $2,366,901
   and $769,707 as of June 30, 2000 and
   December 31, 1999, respectively.                                 15,212,398            10,199,653
Other assets                                                           320,812               410,717
Goodwill and intangibles, net of accumulated
   amortization of $375,559 and $0 as of
   June 30, 2000 and December 31, 1999, respectively.                2,417,790             2,078,349
Long-term investment                                                 2,250,000             2,250,000
                                                           -------------------- ---------------------
      Total assets                                             $   121,167,641       $   143,550,235
                                                           ==================== =====================

         LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current portion of capital lease obligation                     $      385,370           $         -
Accounts payable                                                     4,142,821             4,290,538
Accrued expenses                                                     9,825,955             6,675,541
Deferred revenue                                                     4,360,477             2,858,945
Other current liabilities                                              971,141               242,456
                                                           -------------------- ---------------------
      Total current liabilities                                     19,685,764            14,067,480
Long term portion of capital lease obligation                        1,775,185                     -
Deferred rent                                                        2,139,495             2,182,100
Minority Interest                                                   12,741,880            15,886,741
                                                           -------------------- ---------------------
      Total liabilities                                             36,342,324            32,136,321
                                                           -------------------- ---------------------

STOCKHOLDERS' EQUITY
Common Stock; $0.01 par value;
   100,000,000 shares authorized; 25,465,602 and
   25,248,434 shares issued and outstanding at
   June 30, 2000 and December 31, 1999, respectively.                  254,656               252,484
Additional paid-in capital                                         173,095,966           174,363,323
Deferred compensation                                               (2,821,077)           (5,450,860)
Advertising receivable                                              (9,694,559)          (10,042,062)
Accumulated comprehensive income                                      (615,342)              (20,618)
Accumulated deficit                                                (75,394,327)          (47,688,353)
                                                           -------------------- ---------------------
      Total stockholders' equity                                    84,825,317           111,413,914
                                                           -------------------- ---------------------
      Total liabilities and stockholders' equity               $   121,167,641       $   143,550,235
                                                           ==================== =====================


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                                                   THESTREET.COM, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                               For the Three Months Ended               For the Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------    ---------------------------------------
                                                2000               1999                   2000                 1999
                                          -----------------  ------------------    -------------------   -----------------
                                                      (unaudited)                               (unaudited)
Net revenues:
Advertising & E-Commerce revenues           $  4,610,202        $  1,740,440        $  7,564,836        $  2,864,208
Subscription revenues                          2,127,411             934,219           4,164,897           1,646,979
Other revenues                                   299,304             585,752           1,029,780             740,047
                                            ------------        ------------        ------------        ------------
          Total net revenues                   7,036,917           3,260,411          12,759,513           5,251,234
Cost of revenues                               4,019,822           2,076,666           7,935,948           3,680,923
                                            ------------        ------------        ------------        ------------
             Gross profit                      3,017,095           1,183,745           4,823,565           1,570,311
                                            ------------        ------------        ------------        ------------
Operating expenses:

Product development expenses                   5,074,066           1,425,928          10,565,731           2,826,254
Sales and marketing expenses                   9,583,125           3,357,033          17,745,893           5,510,843
General and administrative expenses            4,797,622           3,448,816           9,667,807           6,434,927
Noncash compensation expense                     281,656             632,427             826,385           1,830,175
                                            ------------        ------------        ------------        ------------
   Total operating expenses                   19,736,469           8,864,204          38,805,816          16,602,199
                                            ------------        ------------        ------------        ------------
   Loss from operations                      (16,719,374)         (7,680,459)        (33,982,251)        (15,031,888)
Interest income                                1,478,501             870,477           3,131,416           1,121,289
                                            ------------        ------------        ------------        ------------
   Loss before provision for income
     taxes and minority interest             (15,240,873)         (6,809,982)        (30,850,835)        (13,910,599)
Provision for income taxes                          --                18,825                --                94,750
Minority interest                              1,417,697                --             3,144,861                --
                                            ------------        ------------        ------------        ------------
   Net loss                                 $(13,823,176)       $ (6,828,807)       $(27,705,974)       $(14,005,349)
                                            ============        ============        ============        ============

Net loss per share - basic and diluted      $      (0.54)       $      (0.38)       $      (1.09)       $      (0.97)
                                            ============        ============        ============        ============
Weighted average basic and diluted
shares outstanding                            25,403,586          20,459,328          25,347,314          17,418,182
                                            ============        ============        ============        ============


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                                                     THESTREET.COM, INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                             For the Six Months Ended June 30,
                                                        ---------------------------------------------
                                                                2000                   1999
                                                        -------------------     ---------------------
                                                                         (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $ (27,705,974)          $ (14,005,349)
Adjustments to reconcile net loss to cash
  used in operating activities:
Noncash compensation expense                                      826,385               1,830,175
Noncash advertising expense                                       347,503                    --
Provision for doubtful accounts                                   542,957                  40,000
Minority Interest                                              (3,144,861)                   --
Depreciation and amortization                                   1,934,581                 134,408
Increase in accounts receivable                                (2,679,924)               (249,050)
Decrease in other receivables                                   1,360,377                 590,094
Increase in prepaid expenses and other
  current assets                                                 (310,777)                (34,140)
Decrease (increase) in other assets                                35,970                 (60,761)
Increase in accounts payable and accrued
  expenses                                                      3,002,697               1,580,802
Increase in deferred revenue                                    1,501,532                 900,451
Increase in other current liabilities                             728,685                    --
Increase in deferred rent                                          70,000                    --
                                                             -------------         ----------------
   Net cash used in operating activities                      (23,490,849)             (9,273,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                            (32,354,389)                   --
Sale of short-term investments                                 17,890,000                    --
Capital expenditures                                           (6,820,438)             (1,022,152)
Acquisition of BiGFiSH Management, Inc.                          (250,000)                   --
                                                             -------------         ----------------
   Net cash used in investing activities                      (21,534,827)             (1,022,152)
                                                             --------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale/leaseback                                    2,160,555                    --
Proceeds from issuance of common stock                            263,214             112,787,893
Repayments under line of credit                                      --                    (3,333)
                                                             -------------         ----------------
 Net cash provided by financing activities                      2,423,769             112,784,560
                                                             -------------         ----------------

Effect of exchange rate on changes in cash                       (594,724)                   --

     Net decrease in cash                                     (43,196,631)            102,489,038
Cash and cash equivalents, beginning of
  period                                                      108,239,811              24,611,958
                                                            ---------------        -----------------
Cash and cash equivalents, end of period                    $  65,043,180           $ 127,100,996
                                                            ===============        ==================


Supplemental Disclosures of Cash Flow
Information:

Cash paid during the period for:
Income taxes                                                $        --             $      94,750
Noncash investing and financing activities:

Equipment acquired under capital leases                     $   2,388,239           $        --
Issuance of common stock - BiGFiSH
acquisition                                                 $     275,000           $        --

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



                         THESTREET.COM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

BUSINESS

         TheStreet.com, Inc. ("TheStreet.com") is a leading provider of original, timely, comprehensive and trustworthy financial news and commentary -- through its network of free and subscription-based web sites, and through conferences, books, and wireless and broadband initiatives. TheStreet.com combines the most important qualities of traditional print journalism - accuracy, intelligence, fairness and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. Our content is generated by a staff of over 120 professional reporters and editors, in addition to more than 30 outside contributors. We update our sites with original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis.

BASIS OF PRESENTATION

         The information presented as of June 30, 2000 and 1999, and for the three and six month periods then ended, is unaudited, but in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which TheStreet.com considers necessary for the fair presentation of its financial position as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with TheStreet.com's audited financial statements and accompanying notes for the year ended December 31, 1999, included in TheStreet.com's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of TheStreet.com, Inc. and its 63% owned subsidiary, TheStreet.com (UK) Limited. All intercompany balances and transactions have been eliminated in consolidation.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.       NET LOSS PER SHARE OF COMMON STOCK

         TheStreet.com computes net loss per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding. The following table reconciles the numerator and denominator for the calculation:


                                           FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                      --------------------------------------  --------------------------------------
                                          6/30/2000            6/30/1999           6/30/2000          6/30/1999
                                      ------------------ -------------------  ------------------ -------------------

                                                   (UNAUDITED)                             (UNAUDITED)

NUMERATOR:

  Net Loss                               $ (13,823,176)      $  (6,828,807)      $ (27,705,974)      $ (14,005,349)
  Preferred Stock Dividends                          -            (454,143)                  -          (1,572,836)
  Accretion of Redeemable
     Convertible Series B
       Preferred Stock                               -            (408,600)                  -          (1,252,569)
                                      ------------------ -------------------  ------------------ -------------------
Net Loss Available to Common
  Shareholders                           $ (13,823,176)      $  (7,691,550)      $ (27,705,974)      $ (16,830,754)
                                      ================== ===================  ================== ===================

DENOMINATOR:
  Weighted Average Basic &
     Diluted Shares Outstanding             25,403,586          20,459,328          25,347,314          17,418,182

NET LOSS PER SHARE                       $       (0.54)      $       (0.38)      $       (1.09)      $       (0.97)


3.       INITIAL PUBLIC OFFERING

         On May 14, 1999, TheStreet.com completed its initial public offering (the "IPO") and sold an aggregate of 6,325,000 shares of TheStreet.com's common stock to the public (including 741,667 shares from TheStreet.com and 83,333 shares from Kevin English, then TheStreet.com's Chairman of the Board, Chief Executive Officer and President, pursuant to the exercise of the underwriters' overallotment option). Net proceeds to TheStreet.com were $108,788,000, after deducting underwriting discounts and commissions and expenses payable by TheStreet.com in connection with the IPO.

4.       ACQUISITION OF BIGFISH MANAGEMENT, INC.

         On May 11, 2000, we acquired all of the outstanding common stock of BiGFiSH Management, Inc., a conference and event production firm, for $250,000 cash and 42,107 shares of our common stock, having a value on the closing date of $275,000. As the acquired company had only nominal assets, the entire purchase price of $525,000 was recorded as goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ.

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

         TheStreet.com, Inc. is a leading provider of original, timely, comprehensive and trustworthy financial news and commentary -- through its network of free and subscription-based web sites, and through conferences, books, and wireless and broadband initiatives. TheStreet.com combines the most important qualities of traditional print journalism - accuracy, intelligence, fairness and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. Our content is generated by a staff of over 120 professional reporters and editors, in addition to more than 30 outside contributors. We update our sites with original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis.

         We originally organized in September 1996 as a limited liability company funded by our co-founders, Mr. James J. Cramer and Dr. Martin Peretz. In May 1998, we were re-organized from a limited liability company into a C corporation, and in May 1999, we completed our initial public offering. In September 1999, we formed a subsidiary, TheStreet.com (Europe) Limited, to begin our international expansion by creating a London-based counterpart to TheStreet.com to be known as TheStreet.co.uk. During December of 1999, we acquired ipoPros.com, Inc., a company with a subscription-based online website offering research, ratings, data and news about initial and secondary stock offerings. We are based in New York City with bureaus in San Francisco and London and correspondents in Silicon Valley, Tokyo, Hong Kong, Berlin and Washington, D.C.

         We currently derive our revenues from advertising and e-commerce, retail and professional subscriptions, content syndication fees and other sources. Of these, our two principal sources of revenue are advertisers and subscribers.

         We have a number of strategic relationships with third parties that continue to help create brand awareness and increase subscription and advertising revenues, including the following: a subscription distribution agreement with DLJdirect; an e-commerce marketing partnership with American Express Travel Related Services Company; content distribution agreements with Yahoo!, America Online, Intuit, Motorola, ON24, Lycos and CNET; content syndication alliances with Microsoft MSN MoneyCentral and News Digital Media's FoxSports.com website; and joint ventures with media companies such as The New York Times Co., and Ha'aretz Group, a leading Israeli newspaper publisher.

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

RECENT DEVELOPMENTS

         On April 27, 2000, we announced the acquisition of BiGFiSH Management, Inc., adding a conference division to TheStreet.com. The conference division helps us both leverage our existing talent base to generate various revenue streams including sponsorships, and to expand our brand awareness to a broader audience. BiGFiSH produced its first conference on June 28, 2000.

         TheMarker.com, an Israeli finance and technology news site published by BusinessNet On-line Ltd., in which we own a minority stake along with the Ha'aretz Group, launched in Hebrew in April. The site currently has 40,000 registered users, up from 11,000 users the first week of its launch. TheMarker.com plans to launch an English language version shortly. We will share content with them, bringing news about Israeli technology companies, many of which are Nasdaq-traded, to our readers.

         On May 17, 2000, we announced the cancellation of our television show on the Fox News Channel and the termination of our joint venture agreement with Fox News Network.

         On June 16, 2000, we relaunched our subscription-based web site, located at www.thestreet.com, as a free site. In addition, we launched a new subscription-based site, located at www.RealMoney.com, aimed towards an audience of active investors and focused on providing commentary and analysis on a real-time basis. Subscribers to TheStreet.com were automatically converted to RealMoney.com subscribers at the effective time of the relaunch. On August 1, 2000, we launched www.TheStreetPros.com, a new subscription-based site which is aimed at an audience of professional investors.

         On August 7, 2000, we entered into a Securities Purchase Agreement with Go2Net, Inc. ("Go2Net") and Vulcan Ventures Inc. ("Vulcan"), pursuant to which, among other things, each of Go2Net and Vulcan purchased 670,167 shares of our common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, we granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of our common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option is exercisable at any time during the six months after its grant. We also entered into a Co-Branding and Marketing Agreement with Go2Net, pursuant to which, among other things, we will license Go2Net's proprietary message board technology platform, giving our RealMoney.com subscriber base the ability to view and post messages in a co-branded environment, and syndicate content and index headlines from our free site to Silicon Investor, Go2Net's personal finance web site.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET REVENUES

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from Internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues increased to $4,610,202 for the three months ended June 30, 2000, as compared to $1,740,440 for the three months ended June 30, 1999. This increase is primarily the result of agreements with new advertisers and e-commerce partners, as well as revenues from TheStreet.co.uk. For the three months ended June 30, 2000, 53% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 75% for the three months ended June 30, 1999, reflecting our decreased dependence on sponsors as a source of revenue. Our number of advertisers for the second quarter of 2000 was 167, as compared to 83 for the second quarter of 1999. For the three months ended June 30, 2000, our top five advertisers accounted for approximately 22% of our total advertising and e-commerce revenues, as compared to approximately 46% for the three months ended June 30, 1999, reflecting an increase in our advertiser base. During the three months ended June 30, 2000, our sites worldwide averaged over 42 million page views per month, as compared to 15 million page views per month during the three months ended June 30, 1999. Unique visitors averaged 2.9 million (U.S.) and 0.1 million (U.K.) per month during the three months ended June 30, 2000, as compared to 1.0 million unique visitors per month during the three months ended June 30, 1999.

         Subscription Revenues. Subscription revenues are derived from annual and monthly subscriptions. Subscription revenues increased to $2,127,411 for the three months ended June 30, 2000, as compared to $934,219 for the three months ended June 30, 1999. This increase is primarily the result of the growth in our subscriber base. For the three months ended June 30, 2000, approximately 82% of our net subscription revenue was derived from annual subscriptions, as compared to 77% for the three months ended June 30, 1999. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the three months ended June 30, 2000, cancellation chargebacks and refunds accounted for approximately 7% of total subscription revenues.

         Our subscriber base has decreased to approximately 109,000 annual and monthly subscribers as of June 30, 2000 (not including free trials, but including subscribers paid for as part of bulk subscription contracts), as compared to approximately 116,000 as of March 31, 2000. We anticipate this trend to continue as a result of our new strategy of a network of both free and paid sites under TheStreet.com name.

         Other Revenues. Other revenues are primarily derived from barter arrangements, TheStreet.com television show on the Fox News Channel (prior to its termination on or about May 28, 2000), conference attendees, syndication revenues and reprint revenues. Other revenues decreased to $299,304 for the three months ended June 30, 2000, as compared to $585,752 for the three months ended June 30, 1999. This decrease is primarily the result of a one-time consulting services arrangement in April 1999 related to content syndication. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement. In future periods, management intends to maximize cash advertising revenue and to avoid barter transactions, although the Company will continue to enter into barter relationships when deemed appropriate.

COST OF REVENUES

         Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues increased to $4,019,822 for three months ended June 30, 2000, as compared to $2,076,666 for the three months ended June 30, 1999. This increase is primarily the result of the additional salaries and related expenses incurred as a result of the growth of our editorial staff to 124 employees as of June 30, 2000, which includes the editorial staff for TheStreet.co.uk, as compared to our editorial staff of 66 employees as of June 30, 1999. Additionally, costs have increased due to the growth in the number of research tools made available to our subscribers, an increased number of outside contributors, and costs related to TheStreet.co.uk.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses increased to $5,074,066 for the three months ended June 30, 2000, as compared to $1,425,928 for the three months ended June 30, 1999. This increase is primarily the result of costs related to the expansion of our capacity to handle the anticipated increase in traffic following the conversion of TheStreet.com from a single, subscription-based site to a network of free and paid sites, as well as additional salaries and related expenses incurred as a result of an increase in our technology and product development headcount to 67 employees as of June 30, 2000, which includes technology staff for TheStreet.co.uk and ipoPros.com, Inc., as compared to 24 employees as of June 30, 1999.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of advertising and promotion on television, radio, online and in print, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for our direct sales force and customer service department. Sales and marketing expenses increased to $9,583,125 for the three months ended June 30, 2000, as compared to $3,357,033 for the three months ended June 30, 1999. This increase is primarily the result of additional salaries and related expenses incurred as a result of an increase in our sales and marketing headcount to 72 employees as of June 30, 2000, which includes staff from TheStreet.co.uk, as compared to 51 as of June 30, 1999, costs associated with an advertising campaign designed to drive traffic to our newly free site, as well as an increased number of content distribution deals. For the three months ended June 30, 2000, our advertising expenses consisted primarily of production, which was expensed as incurred, and agency fees. In addition, in connection with our barter transactions, we recorded barter advertising expenses during the three months ended June 30, 2000 and 1999, which is equivalent to the barter advertising revenues we recorded in those periods.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs increased to $4,797,622 for the three months ended June 30, 2000, as compared to $3,448,816 for the three months ended June 30, 1999. This increase is primarily the result of administrative costs associated with TheStreet.co.uk operations, increased outside counsel fees associated with the cancellation of TheStreet.com television show in May 2000, and additional costs to support the growth of our business, such as occupancy costs, professional service fees, insurance costs, and equipment rental. General and administrative expenses for the three months ended June 30, 2000 include goodwill amortization of $189,863 related to the acquisition of ipoPros.com, Inc. in December 1999 and BiGFiSH Management, Inc. in May 2000.

NONCASH COMPENSATION EXPENSE

         In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $281,656 for the three months ended June 30, 2000. The remaining noncash compensation expense for 2000 is currently estimated to be approximately $553,000, a lower amount than previously estimated, reflecting the resignations during the first and second quarters of certain individuals from the Company, which has the effect of decreasing the noncash compensation expense incurred in future quarters.

MINORITY INTEREST

         For the three months ended June 30, 2000, minority interest was $1,417,697. This amount accounts for the minority interest held by outside investors in the net losses of TheStreet.com (Europe) Limited of $1,638,197, offset by preferred dividends of $220,500.

INTEREST INCOME

         For the three months ended June 30, 2000, interest income was $1,478,501, as compared to $870,477 for the three months ended June 30, 1999. This increase is primarily the result of interest earned on the net proceeds from the IPO for the entire three months of the second quarterly period of 2000 as compared to a partial period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NET REVENUES

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues increased to $7,564,836 for the six months ended June 30, 2000, as compared to $2,864,208 for the six months ended June 30, 1999. This increase is primarily the result of increased sales of Internet sponsorship, banner and e-mail advertisements, revenues from conference attendees, as well as revenues from TheStreet.co.uk. For the six months ended June 30, 2000, 53% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 81% for the six months ended June 30, 1999. Our number of advertisers for the six months ended June 30, 2000 was 218, as compared to 114 for the six months ended June 30, 1999. For the six months ended June 30, 2000, our top five advertisers accounted for approximately 25% of our total advertising and e-commerce revenues, as compared to approximately 51% for the six months ended June 30, 1999.

         Subscription Revenues. Subscription revenues increased to $4,164,897 for the six months ended June 30, 2000, as compared to $1,646,979 for the six months ended June 30, 1999. This increase is primarily the result of the growth in our subscriber base. For the six months ended June 30, 2000, approximately 80% of our net subscription revenue was derived from annual subscriptions, as compared to 73% for the six months ended June 30, 1999. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the six months ended June 30, 2000, cancellation chargebacks and refunds accounted for approximately 7% of total subscription revenues.

         Other Revenues. Other revenues increased to $1,029,780 for the six months ended June 30, 2000, as compared to $740,047 for the six months ended June 30, 1999. This increase is primarily the result of unique barter arrangements with online and print media companies, as well as revenues from TheStreet.com television show, offset by the absence of a one-time consulting services arrangement in April 1999 related to content syndication.

COST OF REVENUES

         Cost of revenues increased to $7,935,948 for six months ended June 30, 2000, as compared to $3,680,923 for the six months ended June 30, 1999. This increase is primarily the result of additional salaries and related expenses incurred as a result of the growth of our editorial staff to 124 employees as of June 30, 2000, which includes the editorial staff for TheStreet.co.uk, as compared to our editorial staff of 66 employees as of June 30, 1999. Additionally, costs have increased due to the growth in the number of research tools made available to our subscribers, an increased number of outside contributors, and costs related to TheStreet.co.uk.

PRODUCT DEVELOPMENT EXPENSES

         Product development expenses increased to $10,565,731 for the six months ended June 30, 2000, as compared to $2,826,254 for the six months ended June 30, 1999. This increase is primarily the result of costs related to the expansion of our capacity to handle the anticipated increase in traffic following the conversion of TheStreet.com from a single, subscription-based site to a network of free and paid sites, as well as additional salaries and related expenses incurred as a result of an increase in our technology and product development headcount to 67 employees as of June 30, 2000, which includes technology staff for TheStreet.co.uk and ipoPros.com, Inc., as compared to 24 employees as of June 30, 1999.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses increased to $17,745,893 for the six months ended June 30, 2000, as compared to $5,510,843 for the six months ended June 30, 1999. This increase is primarily the result of costs associated with additional salaries and related expenses incurred as a result of an increase in our sales and marketing headcount to 72 employees as of June 30, 2000, which includes staff from TheStreet.co.uk, as compared to 51 as of June 30, 1999, costs of an ad campaign designed to drive traffic to our newly free site, as well as an increased number of content distribution deals.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative costs increased to $9,667,807 for the six months ended June 30, 2000, as compared to $6,434,927 for the six months ended June 30, 1999. This increase is primarily the result of administrative costs associated with TheStreet.co.uk operations, increased outside counsel fees associated with the cancellation of TheStreet.com television show in May 2000, and additional costs to support the growth of our business, such as occupancy costs, professional service fees, insurance costs, and equipment rental. General and administrative expenses for the six months ended June 30, 2000 include goodwill amortization of $350,559 related to the acquisition of ipoPros.com, Inc. in December 1999 and BiGFiSH Management, Inc. in May 2000.

NONCASH COMPENSATION EXPENSE

         In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $826,385 for the six months ended June 30, 2000. We estimate that this expense will total approximately $1.4 million for the year ended December 31, 2000. The remaining noncash compensation expense beyond the year 2000 is currently estimated to be $2.3 million.

MINORITY INTEREST

         For the six months ended June 30, 2000, minority interest was $3,144,861. This amount accounts for the minority interest held by outside investors in the net losses of TheStreet.com (Europe) Limited of $3,585,861, offset by preferred dividends of $441,000.

INTEREST INCOME

         For the six months ended June 30, 2000, interest income was $3,131,416, as compared to $1,121,289 for the six months ended June 30, 1999. This increase is primarily the result of interest earned on the net proceeds from the IPO for the entire first six months of 2000 as compared to a partial period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We currently invest in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of less than one year, with the intent that such funds easily be made available for operating purposes. As of June 30, 2000, our cash, cash equivalents, and short-term investments amounted to $90,682,891, representing 75% of our total assets.

         We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

         Cash used in operating activities of $23,490,849 for the six months ended June 30, 2000 was primarily due to a net loss of $27,705,974, offset by noncash charges and increases in accounts payable and accrued expenses, deferred revenue, and other current liabilities, and decreases in other receivables, partially offset by the minority interest in the net losses of The Street.co.uk and an increases in accounts receivable and prepaid expenses and other current assets.

         Cash used in investing activities of $21,534,827 for the six months ended June 30, 2000 consisted of net purchases of short-term investments, capital expenditures, and the acquisition of BiGFiSH
Management, Inc. Capital expenditures have generally consisted of purchases of computer hardware related to increasing our capacity and enhancing our web sites.

         Cash provided by financing activities of $2,423,769 for the six months ended June 30, 2000 consisted primarily of proceeds from a sale/leaseback transaction related to computer equipment purchased by TheStreet.co.uk and issuances of common stock upon the exercise of stock options.

         We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to us, or at all. Strategic relationships, if necessary to raise additional funds, may require us to provide rights to certain of our content. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

YEAR 2000 COMPLIANCE

         To date our systems and software have not experienced any material disruption due to the onset of the Year 2000. However, we cannot assure that we will not experience disruptions in the future as a consequence of Year 2000 issues. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

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

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE

         As of June 30, 2000, we had an accumulated deficit of $75.4 million. We have not achieved profitability and expect to continue to incur net losses in 2000 and subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

RISKS ASSOCIATED WITH OUR NEW STRATEGY

         Our New Strategy May Not Be Successful

         We recently converted our main web site, TheStreet.com, to a free site, accompanied by a network of free and subscription sites. We believe that the successful implementation of this new strategy will increase our number of unique visitors and page views, and that we will be able to increase our advertising revenues as a result. In order to raise recognition of TheStreet.com brand and to drive traffic to our newly free flagship site, in July 2000 we launched a multimedia advertising campaign centered on the New York metropolitan area. However, potential users of our sites may not be exposed to, or may not be receptive to our advertising campaign. Even if any such potential users do visit our sites, there is no guarantee that our offerings will capture their attention. Accordingly, we cannot assure you that our new strategy, even if executed properly, will help us attract significantly increased traffic, or that we will be able to increase our advertising revenues as a result.

         Unforeseen Development Difficulties May Hinder Or Prevent The Continued Implementation Of Our New Strategy

         Although the launch of our network of free and subscription sites occurred on schedule in the second quarter of 2000, we are continuing to enhance our design and our technological infrastructure to further improve our sites, and to accommodate the expected increase in traffic. Nevertheless, unforeseen development difficulties could prevent us from implementing such improvements or cause the costs to implement such improvements, including design, technology and related costs, to be higher than anticipated. Additionally, the enhanced technological infrastructure may not support the anticipated increase in traffic.

         We Depend On Third Parties For Assistance In Technological
         Implementation

         We are dependent on third parties, including software companies, application service providers and technology consulting firms, to help us implement many of the products that materially contribute to the success of our new strategy. If these third parties are not able to fulfill their responsibilities to us on schedule or if the technology developed by them for our use does not function as anticipated, the implementation of such products may be delayed and the cost of implementation may be higher than anticipated.

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

         We May Have Difficulty Retaining Current Subscribers After We Go
         Free

         We will seek to retain our current subscribers under our new strategy and to attract new subscribers by marketing our subscription-based services to readers of our free content. We may not be able to retain our current subscribers and attract additional subscribers in a cost-effective manner. If our subscription base declines or our cost of subscriber acquisition increases, our business, results of operations and financial condition could be materially adversely affected.

         We Face A Possible Decline In Our User Demographic As We Attract A Larger Mainstream Audience

         Currently, our financially oriented readers provide an upscale demographic that is desirable to advertisers, enabling us to charge advertising rates that we believe to be among the highest of financial web sites. Our desirable reader demographic has enabled us to build a growing advertising business. To reach this attractive audience, our advertisers pay rates that we believe are among the highest of financial web sites. However, as our mainstream traffic increases, particularly in connection with the implementation of our new strategy to offer our content for free, we expect to experience dilution of our reader demographic, which would likely result in a decrease in our ability to command premium advertising rates, particularly on our free site.

         If We Are Unable To Attract Or Retain Qualified Editorial Staff And Outside Contributors, Our Business Could Be Harmed

         Our future success depends substantially upon the continued efforts of our editorial staff and outside contributors to produce original, timely, comprehensive and trustworthy content. Only a few of our editors and writers are bound by employment agreements. Competition for financial journalists is intense, and we may not be able to retain existing or attract additional highly qualified editors and writers in the future. If we lose the services of a significant number of our editorial staff and outside contributors, or are unable to continue to attract additional editors and writers with appropriate qualifications, our business, results of operations and financial condition could be materially adversely affected.

         In addition, we believe that some of our writers, including Mr. James J. Cramer, Mr. Herb Greenberg, Mr. Adam Lashinsky and Mr. Dave Kansas, have a large and loyal following among our readers. Mr. Cramer has an employment agreement with us that terminates in February 2003. Mr. Greenberg has an employment agreement with us that terminates in March 2001. Mr. Lashinsky has an employment agreement with us that terminates in February 2003. Mr. Kansas has an employment agreement with us that terminates in April 2002. If we lose the services of prominent members of our editorial staff, including Mr. Greenberg, Mr. Lashinsky or Mr. Kansas, or popular outside contributors, including Mr. Cramer, a significant number of our subscribers may not renew their subscriptions or the number of our readers may decrease. A significant reduction in the number of our subscribers or readers could materially adversely affect our business, results of operations and financial condition.

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

         In the second quarter of 2000, our top five advertisers accounted for approximately 22% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. We believe that we charge advertising rates that are among the highest of financial web sites. However, as we convert our main site to a free site, we believe our overall advertising rates will decrease. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

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

         We also compete with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or our web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on our web sites.

         A Failure To Establish And Maintain Strategic Relationships With Other Companies Could Decrease Our Subscriber And Reader Base, Which May Harm Our Business

         We depend on establishing and maintaining content syndication and headline indexing relationships with high-traffic web sites for a significant portion of our current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and we may have to pay significant fees to establish additional content syndication and headline indexing relationships or maintain existing relationships in the future. In addition, the success of our newly-launched professional product, TheStreetPros.com, will depend in part on our ability build a subscriber base through the establishment and maintenance of subscription distribution relationships with financial services firms. We may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

         Many companies that we may approach for a strategic relationship or who already have strategic relationships with us also provide financial news and information from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with us. Our business, results of operations and financial condition could be materially adversely affected if we do not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in an increase in the number of subscribers or readers of our web sites.

         Failure To Retain And Integrate Our Advertising Sales Force Could Result In Lower Advertising Revenues

         We depend on our internal advertising sales department to maintain and increase our advertising sales, and as our main site becomes free and our dependency on advertising revenue increases, we expect to expand our advertising sales staff significantly. As of June 30, 2000, our U.S. advertising sales department consisted of 18 employees and our U.K. advertising sales department consisted of five employees. We will need to quickly add and successfully integrate a number of new advertising sales staff members under our new strategy. The success of our advertising sales department is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not effectively expand and maintain an effective advertising sales department.

         We May Be Unable To Manage Our Growth, Which May Harm Our Business

         We have experienced rapid growth in our operations. Our rapid growth has placed, and our anticipated future growth will continue to place, a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial controls and procedures and operational and financial systems. In addition, our future success will depend on our ability to expand, train and manage our workforce, in particular our editorial, advertising sales and business development staff. As of June 30, 2000, we had a total of 230 U.S. employees, as compared to 158 employees as of June 30, 1999. As of June 30, 2000, TheStreet.co.uk had 58 employees. We expect that the number of our employees, both in the U.S. and in the U.K., will continue to increase for the foreseeable future. We will need to integrate these employees into our workforce successfully. We cannot assure you that we have made adequate allowances for the costs and risks associated with this expansion, that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

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

         Increases In Traffic May Strain Our Systems

         In the past, we have experienced significant spikes in traffic on our web site when there have been important financial news events. In addition, the number of our readers has continued to increase over time and we expect our reader base to increase significantly now that our main site has been converted to a totally free site. Accordingly, our web sites must accommodate a high volume of traffic, often at unexpected times. Although we have upgraded and continue to upgrade our systems in connection with the launch of our network of sites, our web site has in the past, and may in the future, experience publishing problems, slower response times than usual or other problems for a variety of reasons. These occurrences could cause our readers to perceive our web sites as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, our business, results of operations and financial condition could be materially adversely affected.

         We Face A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Our Reputation

         Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system. In February 2000, our Internet-hosting agreement with Exodus Communications, Inc. was renewed, and we currently continue to maintain all of our production servers at Exodus's New Jersey data center. Our operations depend on Exodus's ability to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our web sites provided by Exodus could materially adversely affect our business, results of operations and financial condition. In addition, in September 1999, we entered into an agreement with USinternetworking, Inc. under which USi provides us with a mirror site for partial disaster recovery in the event of the failure of our primary systems. In December 1999, we did experience system failures that required us to use USi's mirror site for a short period of time. Our own internal systems and operations, as well as those of Exodus and USi, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers and e-commerce partners. In February 2000, many prominent web sites were subjected to "distributed denial-of-service" attacks, during which their servers were inundated with requests for data, causing them to overload and preventing legitimate traffic from getting through, which rendered the sites unresponsive to users for a period of time. Like most other web sites, we may be vulnerable to such attacks and other deliberate attempts to disrupt our technological operations. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

         Any Failure Of Our Internal Security Measures Or Breach Of Our Privacy Protections Could Cause Us To Lose Users And Subject Us To Liability

         Users who subscribe to one of our subscription-based web sites are required to furnish certain personal information (including name, email address and credit card information), which we use to administer our services. Although we no longer need credit-card information to process subscription payments for our main site, now that it has converted to a free site, we continue to gather credit card information for the subscription-based sites in our network. In addition, in the near future, we plan to implement a registration system that will collect certain information (although not payment information) from users of our free main site who wish to gain access to certain features of our site. In addition, we rely on a third party hosting service to host our newly-launched professional web site. If the security measures that we or such third party use to protect personal information are ineffective, we may lose users and our business may be harmed. Additionally, both we and such third party rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. We cannot predict whether technological developments could allow these security measures to be circumvented. We may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If we or our third party hosting partner are not able to prevent all security breaches, our business, results of operations and financial condition could be materially adversely affected.

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

         Difficulties Associated With Our Brand Development May Harm Our Ability To Attract Subscribers And Readers

         We believe that maintaining and growing awareness about the TheStreet.com brand is an important aspect of our efforts to continue to attract users. The importance of brand recognition will increase in the future because of the growing number of web sites providing financial news and information. The new sites that we have introduced, RealMoney.com and TheStreetPros.com, do not have widely recognized brands, and we will need to increase awareness of these brands among potential users. In order to raise recognition of TheStreet.com brand and to drive traffic to our newly free flagship site, in July 2000 we embarked on a multimedia advertising campaign centered on the New York metropolitan area. However, this and other efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to our advertising campaign or other efforts. Accordingly, we cannot assure you that such efforts will be successful in raising awareness of TheStreet.com brand or in persuading potential users to visit our sites.

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

         Potential Liability For Information Displayed On Our Web Sites May Require Us To Defend Against Legal Claims, Which May Cause Significant Operational Expenditures

         We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish on our web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our web sites through links to other web sites. We recently introduced stock ticker-based message boards that allow users to post comments about individual stocks. We undertake no obligation to moderate these message boards, and potential liability for providers of message board services has not yet been well established. We may choose to allow our editorial staffers or outside contributors to post on our boards, thus increasing our potential liability. Our insurance may not adequately protect us against these claims.

         Year 2000 Complications May Disrupt Our Operations And Harm Our
         Business

         Many currently installed computer systems and software products were coded during their production to accept only two-digit entries to identify a year in the date code field. To date our systems and software have not experienced any material disruption due to the onset of the Year 2000, and our vendors and strategic partners have not reported experiencing any Year 2000 problems. However, because we and our subscribers and readers are dependent, to a very substantial degree, upon the proper functioning of our and their computer systems, any future occurrence of Year 2000 problems or the failure of our Year 2000 contingency plans could materially disrupt our operations or the ability of our subscribers and readers to access our web sites, which could materially adversely affect our business, results of operations and financial condition.

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

         Difficulties In Developing New And Enhanced Services And Features For Our Web Sites Could Harm Our Business

         We intend to introduce additional and enhanced services in order to retain our current readers and attract new readers. If we introduce a service that is not favorably received, our current readers may choose a competitive service over ours or fail to renew their subscriptions. We may also experience difficulties that could delay or prevent us from introducing new services. These difficulties may include the loss of, or inability to obtain or maintain, third-party technology license agreements. Furthermore, the new services we may introduce could contain errors that are discovered after these services are introduced. In these cases, we may need to significantly modify the design or implementation of such services on our web sites to correct these errors. Our business, results of operations and financial condition could be materially adversely affected if we experience difficulties in introducing new services or if these new services are not accepted by our readers.

         Our Ability To Maintain And Increase Our Readership Depends On The Continued Growth In Use And Efficient Operation Of The Web

         The web-based information market is new and rapidly evolving. Our business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

         o     inadequate network infrastructure;
         o     security and privacy concerns;
         o     inconsistent quality of service; and
         o unavailability of cost-effective, high-speed access to the Internet.

         Our readers depend on Internet service providers, online service providers and other web site operators for access to our web sites. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to our systems. These occurrences could cause our readers to perceive the web in general or our web sites in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. We also depend on a number of information providers to deliver information and data feeds to us on a timely basis. Our web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could materially adversely affect our business, results of operations and financial condition.

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

         We compete with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the web in general or our web sites in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to online advertising or to advertising on our web sites.

         Government Regulation And Legal Uncertainties Relating To The Web Could Increase Our Costs Of Transmitting Data And Increase Our Legal And Regulatory Expenditures And Could Decrease Our
         Readership

         Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of e-commerce transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web sites or otherwise materially adversely affect our business.

         Concerns About Web Security Could Reduce Our Advertising Revenues, Decrease Our Reader Base And Increase Our Web Security
         Expenditures

         Concern about the transmission of confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as signing up for a paid subscription, executing stock trades or purchasing goods or services. Because many of our advertisers seek to advertise on our web sites to encourage people to use the web to purchase goods or services, our business, results of operations and financial condition could be materially adversely affected if Internet users significantly reduce their use of the web because of security concerns. We may also incur significant costs to protect ourselves against the threat of security breaches or to alleviate problems caused by these breaches.

         Shares Eligible For Public Sale After Our Initial Public Offering or After Our Recent Investment Could Adversely Affect Our Stock Price

         As of August 8, 2000, there were outstanding 26,806,684 shares of our common stock. Of these shares, the shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining shares are "restricted securities," subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

         Many of these restricted shares, because they were obtained in 1998 private placements by holders who are not affiliates of the Company, are now eligible for sale under Rule 144. In addition, after the first anniversary of our initial public offering, some holders of common stock have the right to request the registration of their shares under the Securities Act of 1933, as amended. Upon the effectiveness of that registration statement, all shares covered by that registration statement will be freely transferable. Additionally, in connection with the investments by Go2Net and Vulcan, we granted them the right to request the registration of the shares they purchased. Upon the effectiveness of that registration statement, the shares each purchased and, if one or both exercises its option, the shares each purchases upon exercise of its option, will be freely transferable. We cannot predict if future sales of our common stock by these holders, or the availability of our common stock for sale, will materially adversely affect the market price for our common stock or our ability to raise capital by offering equity securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On May 22, 2000, Fox News Network, L.L.C. ("Fox News") filed a complaint in New York State Supreme Court against us, alleging that we anticipatorily repudiated a letter agreement, dated May 7, 1999, between us and Fox News (the "Letter Agreement"), to jointly produce a financial news television program for the Fox News Channel. We had terminated the Letter Agreement after unidentified Fox News spokespeople unilaterally announced a new policy concerning the discussion of stock on the television program without obtaining our consent. The complaint contains two counts against us. It asks for unspecified damages including attorneys' fees and injunctive relief requiring us to co-produce the television program and to fulfill all outstanding obligations under the Letter Agreement until the alleged expiration of the Letter Agreement in 2002. Fox News has also asked for injunctive relief preventing us from shopping the television program to other networks. Fox News also named our co-founder, director, and shareholder, Mr. James J. Cramer as a defendant, claiming that Mr. Cramer breached a separate agreement to appear a certain number of times on TheStreet.com television program during a twelve-month period and to obtain permission from Fox News before appearing on other networks. Both we and Mr. Cramer have raised counterclaims against Fox News. The parties have just begun discovery in this lawsuit and Cramer has filed a summary judgment motion against Fox News. While this case is in its earliest stages, TheStreet.com intends to defend the lawsuit vigorously.

         In addition to the Fox News lawsuit, from time to time, we become involved in various routine legal proceedings in the ordinary course of our business. We believe that the outcome of all pending legal proceedings and unasserted claims in the aggregate, including the Fox News lawsuit, will not have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on July 12, 2000:

         (i) the election of James J. Cramer, Michael Golden and Martin Peretz, as Class I directors of the Company, to serve until the annual meeting in 2003; (FOR: 20,443,663; AGAINST: 92,939; ABSTAINED: 0)

         (ii) the approval of an amendment to the Company's Amended and Restated 1998 Stock Incentive Plan (the "Plan") to increase the number of shares of common stock available for grant pursuant to awards under the Plan from 4,400,000 to 6,900,000 shares; (FOR: 12,428,527; AGAINST:
343,902; ABSTAINED: 24,771)

         (iii) the ratification of the appointment of Arthur Andersen LLP as our independent certified public accountants for the fiscal year ending December 31, 2000; (FOR: 20,471,239; AGAINST: 55,879; ABSTAINED: 9,484)

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

         (b)      Reports on Form 8-K

                  We did not file any reports on Form 8-K during the Quarter Ended June 30, 2000.

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


Date: August 11, 2000                       TheStreet.com, Inc.
                                                     (Registrant)


                                            By: /s/ Thomas J. Clarke, Jr.
                                                ------------------------------
                                                Name:  Thomas J. Clarke, Jr.
                                                Title: Chief Executive Officer


Date: August 11, 2000                       By: /s/ Lisa A. Mogensen
                                                --------------------
                                                Name:  Lisa A. Mogensen
                                                Title: Chief Financial Officer



                               EXHIBIT INDEX


Exhibit No.       Description

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