Form 10-Q
period 2000-09-30
THESTREET COM
filed 2000-11-14
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                         Commission File Number 0-25779

                               TheStreet.com, Inc.
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     06-1515824
          --------                                     ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

                           14 Wall Street, 14th Floor
                            New York, New York 10005
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 321-5000
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
                     (Former name, former address and former
                  fiscal year, if changed, since last report.)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES   X     NO        .
   -------    --------

Number of shares of Common Stock outstanding at November 8, 2000:

Common Stock, par value $0.01 per share                               26,812,534
---------------------------------------                               ----------
              (Class)                                         (Number of Shares)

                               TheStreet.com, Inc.
                                    Form 10-Q

                  For the Nine Months Ended September 30, 2000

Part I - FINANCIAL INFORMATION.................................................1
     Item 1.   Condensed Consolidated Financial Statements.....................1
               Condensed Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999...........................................1
               Condensed Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 2000 and 1999...............2
               Condensed Consolidated Statements of Cash Flows for the Nine
               Months Ended September 30, 2000 and 1999........................3
               Notes to Condensed Consolidated Financial Statements............4
     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................5
     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....26

PART II - OTHER INFORMATION...................................................27
     Item 1.   Legal Proceedings..............................................27
     Item 2.   Changes in Securities and Use of Proceeds......................27
     Item 3.   Defaults Upon Senior Securities................................27
     Item 4.   Submission of Matters to a Vote of Security Holders............27
     Item 5.   Other Information..............................................28
     Item 6.   Exhibits and Reports on Form 8-K...............................28
SIGNATURES....................................................................29

Part 1 - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                              THESTREET.COM, INC.
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                             September 30, 2000           December 31, 1999
                                                            ----------------------      ----------------------
                                                                 (unaudited)
                                     ASSETS

Current Assets:
Cash and cash equivalents                                         $    61,077,537             $   108,239,811
Short-term investments                                                 29,070,806                  11,175,322
Accounts receivable, net of allowance for doubtful
   accounts of $444,512 and $300,000 as of September 30,
   2000 and December 31, 1999, respectively.                            4,165,169                   2,467,164
Other receivables                                                       1,767,029                   2,607,162
Prepaid expenses and other current assets                               5,143,557                   4,122,057
                                                            ----------------------      ----------------------
      Total current assets                                            101,224,098                 128,611,516

Property and equipment, net of accumulated depreciation
   and amortization of $3,401,768 and $769,707 as of
   September 30, 2000 and December 31, 1999, respectively.             14,579,537                  10,199,653
Other assets                                                              333,387                     410,717
Goodwill and intangibles, net of accumulated amortization
   of $612,631 and $0 as of September 30, 2000 and
   December 31, 1999, respectively.                                     2,246,326                   2,078,349
Long-term investment                                                    2,250,000                   2,250,000
                                                            ----------------------      ----------------------
      Total assets                                                $   120,633,348             $   143,550,235
                                                            ======================      ======================

                      LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
Current portion of capital lease obligation                        $      753,268                 $         -
Accounts payable                                                        7,675,873                   4,290,538
Accrued expenses                                                        8,482,810                   6,675,541
Deferred revenue                                                        4,341,416                   2,858,945
Other current liabilities                                               1,201,528                     242,456
                                                            ----------------------      ----------------------
      Total current liabilities                                        22,454,895                  14,067,480

Long term portion of capital lease obligation                           1,251,833                           -

Deferred rent                                                           2,162,716                   2,182,100

Minority Interest                                                      11,723,853                  15,886,741
                                                            ----------------------      ----------------------
      Total liabilities                                                37,593,297                  32,136,321
                                                            ----------------------      ----------------------

Stockholders' equity
Common Stock; $0.01 par value;
   100,000,000 shares authorized; 26,810,701 and
   25,248,434 shares issued and outstanding at September
   30, 2000 and December 31, 1999, respectively.                          268,107                     252,484
Additional paid-in capital                                            180,070,555                 174,363,323
Deferred compensation                                                 (2,482,098)                 (5,450,860)
Advertising receivable                                                (9,032,245)                (10,042,062)
Accumulated comprehensive income                                        (759,305)                    (20,618)
Accumulated deficit                                                  (85,024,963)                (47,688,353)
                                                            ----------------------      ----------------------
      Total stockholders' equity                                       83,040,051                 111,413,914
                                                            ----------------------      ----------------------
      Total liabilities and stockholders' equity                  $   120,633,348             $   143,550,235
                                                            ======================      ======================

   The accompanying notes are an integral part of these financial statements.


                                              THESTREET.COM, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                               For the Three Months Ended               For the Nine Months Ended
                                                      September 30,                           September 30,
                                          -------------------------------------- -----------------------------------------
                                                 2000               1999                 2000                 1999
                                          -------------------------------------- --------------------- -------------------
                                                       (unaudited)                             (unaudited)
Net revenues:
Advertising & E-Commerce revenues           $  3,722,267       $  2,141,675        $  11,287,103           $   5,005,883
Subscription revenues                          2,111,364          1,350,937            6,276,261               2,997,917
Other revenues                                   407,653            455,430            1,437,433               1,195,475
                                          -------------------------------------- --------------------- -------------------
           Total net revenues                  6,241,284          3,948,042           19,000,797               9,199,275
Cost of revenues                               4,051,110          2,664,024           11,987,058               6,344,947
                                          -------------------------------------- --------------------- -------------------
              Gross profit                     2,190,174          1,284,018            7,013,739               2,854,328
                                          -------------------------------------- --------------------- -------------------
Operating expenses:
Product development expenses                   4,266,961          1,735,726           14,832,692               4,561,979
Sales and marketing expenses                   6,745,957          4,697,601           24,491,850              10,208,439
General and administrative expenses            3,009,280          3,756,270           12,677,087              10,191,191
Noncash compensation expense                     276,660            629,925            1,103,045               2,460,100
                                          -------------------------------------- --------------------- -------------------
   Total operating expenses                   14,298,858         10,819,522           53,104,674              27,421,709
                                          -------------------------------------- --------------------- -------------------
   Loss from operations                      (12,108,684)        (9,535,504)         (46,090,935)            (24,567,381)
Interest income                                1,460,021          1,475,096            4,591,437               2,596,385
                                          -------------------------------------- --------------------- -------------------
   Loss before provision for income taxes
     and minority interest                   (10,648,663)        (8,060,408)         (41,499,498)            (21,970,996)
Provision for income taxes                             -                  -                    -                  94,750
Minority interest                              1,018,027            238,729            4,162,888                 238,729
                                          -------------------------------------- --------------------- -------------------
   Net loss                                 $ (9,630,636)      $ (7,821,679)       $ (37,336,610)          $ (21,827,017)
                                          ====================================== ===================== ===================
Net loss per share - basic and diluted      $      (0.37)      $      (0.32)       $       (1.46)          $       (1.24)
                                          ====================================== ===================== ===================
Weighted average basic and diluted
shares outstanding                            26,268,851         24,521,730           25,656,735            19,812,052
                                          ====================================== ===================== ===================


          The accompanying notes are an integral part of these consolidated financial statements.

                                              THESTREET.COM, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                 2000                             1999
                                                         ---------------------            ---------------------
                                                                             (unaudited)
Cash Flows from Operating Activities:
Net Loss                                                 $  (37,336,610)                  $    (21,827,018)
Adjustments to reconcile net loss to cash used in
  operating activities:
Noncash compensation expense                                  1,103,045                          2,460,100
Noncash advertising expense                                   1,009,817                          1,047,975
Provision for doubtful accounts                                 548,479                            140,000
Minority Interest                                            (4,162,888)                          (238,729)
Depreciation and amortization                                 3,117,077                            315,188
Increase in accounts receivable                              (2,246,484)                        (1,205,156)
Decrease in other receivables                                   840,133                            453,987
Increase in prepaid expenses and other current assets        (1,021,500)                        (1,212,737)
Decrease (increase) in other assets                              42,989                           (188,485)
Increase in accounts payable and accrued expenses             5,192,604                          3,550,111
Increase in deferred revenue                                  1,482,471                          1,823,715
Increase in other current liabilities                           959,072                                  -
Increase (decrease) in deferred rent                            149,524                           (100,317)
                                                         ---------------------            ---------------------
     Net cash used in operating activities                  (30,322,271)                       (14,981,366)

Cash Flows from Investing Activities:
Purchase of short-term investments                          (51,285,484)                                 -
Sale of short-term investments                               33,390,000                                  -
Capital expenditures                                         (7,274,505)                        (2,808,557)
Acquisition of BiGFiSH Management, Inc.                        (250,000)                                 -
                                                         ---------------------            ---------------------
     Net cash used in investing activities                  (25,419,989)                        (2,808,557)
                                                         ---------------------            ---------------------
Cash Flows from Financing Activities:
Increase in minority interest                                         -                         16,925,944
Proceeds from sale/leaseback                                  2,388,239                                  -
Repayments under sale/leaseback                                (383,138)                                 -
Proceeds from issuance of common stock                        7,313,572                        112,787,892
Repayments under line of credit                                       -                             (3,333)
                                                         ---------------------            ---------------------
     Net cash provided by financing activities                9,318,673                        129,710,503
                                                         ---------------------            ---------------------
Effect of exchange rate on changes in cash                     (738,687)                                 -
                                                         ---------------------            ---------------------
     Net (decrease) increase in cash                        (47,162,274)                       111,920,580
Cash and cash equivalents, beginning of period              108,239,811                         24,611,958
                                                         ---------------------            ---------------------
Cash and cash equivalents, end of period                 $   61,077,537                        136,532,538
                                                         =====================            =====================

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Income taxes                                             $            -                   $         94,750
Noncash investing and financing activities:
Equipment acquired under capital leases                  $    2,388,239                   $              -
Issuance of common stock - BiGFiSH acquisition           $      275,000                   $              -

          The accompanying notes are an integral part of these financial statements.

                               TheStreet.com, Inc.

              Notes to Condensed Consolidated Financial Statements

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

          TheStreet.com, Inc. ("TheStreet.com") is a leading provider of original, timely, comprehensive and trustworthy financial news and commentary -- through its network of free and subscription-based web sites, and through conferences, books, and wireless and broadband initiatives. TheStreet.com combines the most important qualities of traditional print journalism - accuracy, intelligence, fairness and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. Our content is generated by a staff of over 111 professional reporters and editors, in addition to approximately 30 outside contributors. We update our sites with original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis.

Basis of Presentation

          The information presented as of September 30, 2000 and 1999, and for the three and nine month periods then ended, is unaudited, but in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which TheStreet.com considers necessary for the fair presentation of its financial position as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000 and 1999, and its cash flows for the nine month periods ended September 30, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with TheStreet.com's audited financial statements and accompanying notes for the year ended December 31, 1999, included in TheStreet.com's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

                                For the Three Months Ended               For the Nine Months Ended

                                      --------------------------------------  --------------------------------------
                                      --------------------------------------  --------------------------------------

                                          9/30/2000          9/30/1999            9/30/2000          9/30/1999
                                      ------------------ -------------------  ------------------ -------------------

                                                   (unaudited)                             (unaudited)

Numerator:
  Net Loss                              $ (9,630,636)      $  (7,821,679)      $ (37,336,610)      $ (21,827,017)
  Preferred Stock Dividends                        -                   -                   -          (1,572,836)
  Accretion of Redeemable
     Convertible Series B
       Preferred Stock                             -                   -                   -          (1,252,569)
                                        -------------      -------------       -------------       -------------
Net Loss Available to Common
  Shareholders                          $ (9,630,636)      $  (7,821,679)      $ (37,336,610)      $ (24,652,422)
                                      ================== ===================  ================== ===================
Denominator:
  Weighted Average Basic &
     Diluted Shares Outstanding           26,268,851          24,521,730          25,656,735          19,812,052
Net Loss Per Share                      $     (0.37)       $       (0.32)     $        (1.46)      $       (1.24)


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

Overview

          TheStreet.com, Inc. is a leading provider of original, timely, comprehensive and trustworthy financial news and commentary -- through its network of free and subscription-based web sites, and through conferences, books, and wireless and broadband initiatives. TheStreet.com combines the most important qualities of traditional print journalism - accuracy, intelligence, fairness and wit - with the web's advantages as a financial news medium - timeliness, interactivity and global distribution. Our content is generated by a staff of over 111 professional reporters and editors, in addition to approximately 30 outside contributors. We update our sites with original stories throughout each business day and with many additional features on the weekends. We offer our readership additional tools and features such as real-time quotes, portfolio trackers, public company earnings information and charts and analysis.

          We originally organized in September 1996 as a limited liability company funded by our co-founders, Mr. James J. Cramer and Dr. Martin Peretz. In May 1998, we were re-organized from a limited liability company into a C corporation, and in May 1999, we completed our initial public offering. In September 1999, we formed a subsidiary, TheStreet.com (Europe) Limited, to begin our international expansion by creating a London-based counterpart to TheStreet.com to be known as TheStreet.co.uk. During December of 1999, we acquired ipoPros.com, Inc., a company with a subscription-based online website offering research, ratings, data and news about initial and secondary stock offerings and in May 2000, we acquired BiGFiSH Management, Inc., a conference and event production firm. We are based in New York City with bureaus in San Francisco and London and correspondents in Silicon Valley, Tokyo, Hong Kong, Berlin and Washington, D.C.

          We currently derive our revenues from advertising and e-commerce, retail and professional subscriptions, content syndication fees, conference attendees and other sources. Of these, our two principal sources of revenue are advertisers and subscribers.

          We have a number of strategic relationships with third parties that continue to help create brand awareness and increase subscription and advertising revenues, including the following: a subscription distribution agreement with DLJdirect; an e-commerce marketing partnership with American Express Travel Related Services Company; content distribution agreements with Yahoo!, America Online, Intuit, Motorola, ON24, Lycos, I-Won, About.com, NBCi.com and CNET; content syndication alliances with Microsoft MSN MoneyCentral and News Digital Media's FoxSports.com website; and joint ventures with media companies such as The New York Times Co., and Ha'aretz Group, a leading Israeli newspaper publisher.

          TheStreet.co.uk website was launched on February 15, 2000 as a free site and publishes financial news and analysis to UK investors. TheStreet.co.uk derives its revenues primarily from advertising. TheStreet.co.uk content is now available through Sky News Online, Yahoo!, Netscape, Compuserve, AOL, Lycos, Egg, Virginmoney.com and Freeserve, and has signed advertising agreements with TD Waterhouse, Morgan Stanley Dean Witter, eBay and Fidelity Investments.

          On June 16, 2000, we relaunched our subscription-based web site, located at www.thestreet.com, as a free site. In addition, we launched a new subscription-based site, located at www.RealMoney.com, aimed towards an audience of active investors and focused on providing commentary and analysis on a real-time basis. Subscribers to TheStreet.com were automatically converted into RealMoney.com subscribers at the effective time of the relaunch. On August 1, 2000, we launched www.TheStreetPros.com, a new subscription-based site which is aimed at an audience of professional investors.


Recent Developments

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

          On September 19, 2000, we announced that we anticipated lower than expected third quarter revenue due to the slower-than-anticipated implementation of news distribution deals and the impact of seasonality on advertising sales.

          On October 5, 2000, we settled a lawsuit commenced against us by Fox News Network, L.L.C. concerning TheStreet.com television program that ran on the Fox News Channel. As part of the settlement, we have agreed that prior to May 1, 2001, we will not produce a television program similar to the program that ran on the Fox News Channel.

Results Of Operations

Three Months Ended September 30, 2000 And September 30, 1999

Net Revenues

          Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from Internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues increased to $3,722,267 for the three months ended September 30, 2000, as compared to $2,141,675 for the three months ended September 30, 1999. This increase is primarily the result of agreements with new advertisers and e-commerce partners, as well as revenues from TheStreet.co.uk. For the three months ended September 30, 2000, 58% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 77% for the three months ended September 30, 1999, reflecting our decreased dependence on sponsors as a source of revenue. Our number of advertisers for the third quarter of 2000 was 174, as compared to 65 for the third quarter of 1999. For the three months ended September 30, 2000, our top five advertisers accounted for approximately 27% of our total advertising and e-commerce revenues, as compared to approximately 43% for the three months ended September 30, 1999, reflecting an increase in our advertiser base. During the three months ended September 30, 2000, our sites worldwide averaged over 43 million page views per month, as compared to 17 million page views per month during the three months ended September 30, 1999. Unique visitors averaged 2.9 million (U.S.) and
0.1 million (U.K.) per month during the three months ended September 30, 2000, as compared to 1.3 million unique visitors per month during the three months ended September 30, 1999.

          Subscription Revenues. Subscription revenues are derived from annual and monthly subscriptions. Subscription revenues increased to $2,111,364 for the three months ended September 30, 2000, as compared to $1,350,937 for the three months ended September 30, 1999. This increase is primarily the result of the growth in our subscriber base, as well as an increase in the subscription price. For the three months ended September 30, 2000, approximately 80% of our net subscription revenue was derived from annual subscriptions, as compared to 76% for the three months ended September 30, 1999. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the three months ended September 30, 2000, cancellation chargebacks and refunds accounted for approximately 12% of total subscription revenues.

          Our subscriber base has decreased to approximately 93,000 annual and monthly subscribers as of September 30, 2000 (not including free trials, but including subscribers paid for as part of bulk subscription contracts), as compared to approximately 116,000 as of March 31, 2000. We anticipate this trend to continue until mid-2001 as a result of our new strategy of a network of both free and paid sites under TheStreet.com name.

          Other Revenues. Other revenues are primarily derived from barter arrangements, conference attendees, syndication revenues and reprint revenues. Other revenues decreased to $407,653 for the three months ended September 30, 2000, as compared to $455,430 for the three months ended September 30, 1999. This decrease is primarily the result of a reduction in barter revenue and the absence of revenue associated with the Fox television show, partially offset by BiGFiSH conference related revenue. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement. In future periods, management intends to maximize cash advertising revenue and to avoid barter transactions, although we will continue to enter into barter relationships when deemed appropriate.

Cost Of Revenues

          Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues increased to $4,051,110 for three months ended September 30, 2000, as compared to $2,664,024 for the three months ended September 30, 1999. This increase is primarily the result of the additional salaries and related expenses incurred as a result of the growth of our editorial staff to 111 employees as of September 30, 2000, which includes the editorial staff for TheStreet.co.uk, as compared to our editorial staff of 91 employees as of September 30, 1999. Additionally, costs have increased due to higher rates paid to outside contributors, and costs related to TheStreet.co.uk.

Product Development Expenses

          Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses increased to $4,266,961 for the three months ended September 30, 2000, as compared to $1,735,726 for the three months ended September 30, 1999. This increase is primarily the result of costs related to the expansion of our capacity to handle the increase in traffic following the conversion of TheStreet.com from a single, subscription-based site to a network of free and paid sites. Additionally, salaries and related expenses have increased as a result of a growth in our technology and product development headcount to 66 employees as of September 30, 2000, which includes technology staff for TheStreet.co.uk and ipoPros.com, Inc., as compared to 39 employees as of September 30, 1999, partially offset by a reduction in outside consulting fees.

Sales And Marketing Expenses

          Sales and marketing expenses consist primarily of advertising and promotion on television, radio, online and in print, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for our direct sales force and customer service department. Sales and marketing expenses increased to $6,745,957 for the three months ended September 30, 2000, as compared to $4,697,601 for the three months ended September 30, 1999. This increase is primarily the result of additional salaries and related expenses incurred as a result of an increase in our sales and marketing headcount to 77 employees as of September 30, 2000, which includes staff from TheStreet.co.uk, as compared to 55 as of September 30, 1999, costs associated with an advertising campaign designed to drive traffic to our newly free site, as well as increased costs associated with content distribution deals, partially offset by reduced advertising commissions. For the three months ended September 30, 2000, our advertising expenses consisted primarily of media costs. In addition, in connection with our barter transactions, we recorded barter advertising expenses during the three months ended September 30, 2000 and 1999, which approximates the barter advertising revenues we recorded in those periods.

General And Administrative Expenses

          General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs decreased to $3,009,280 for the three months ended September 30, 2000, as compared to $3,756,270 for the three months ended September 30, 1999. This decrease is primarily the result of reduced professional fees, computer services and equipment rental, partially offset by administrative costs associated with TheStreet.co.uk operations, and additional costs to support the growth of our business, such as occupancy costs. General and administrative expenses for the three months ended September 30, 2000 include goodwill amortization of $204,447 related to the acquisition of ipoPros.com, Inc. in December 1999 and BiGFiSH Management, Inc. in May 2000.

Noncash Compensation Expense

          In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $276,660 for the three months ended September 30, 2000. The remaining noncash compensation expense for 2000 is currently estimated to be approximately $267,644, a lower amount than previously estimated, reflecting the resignations of certain individuals from the Company, which has the effect of decreasing the noncash compensation expense incurred in future quarters.

Minority Interest

          This amount accounts for the minority interest held by outside investors in the net losses of TheStreet.com (Europe) Limited, which was formed in September 1999. For the three months ended September 30, 2000, minority interest was $1,018,027, based upon net losses of $1,238,527, offset by preferred dividends of $220,500. For the three months ended September 30, 1999, minority interest was $238,729.

Interest Income

          For the three months ended September 30, 2000, interest income was $1,460,021, as compared to $1,475,096 for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 And September 30, 1999

Net Revenues

          Advertising & E-Commerce Revenues. Advertising and e-commerce revenues increased to $11,287,103 for the nine months ended September 30, 2000, as compared to $5,005,883 for the nine months ended September 30, 1999. This increase is primarily the result of increased sales of Internet sponsorship, banner and e-mail advertisements, as well as revenues from TheStreet.co.uk. For the nine months ended September 30, 2000, 55% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 80% for the nine months ended September 30, 1999. Our number of advertisers for the nine months ended September 30, 2000 was 307, as compared to 118 for the nine months ended September 30, 1999. For the nine months ended September 30, 2000, our top five advertisers accounted for approximately 25% of our total advertising and e-commerce revenues, as compared to approximately 46% for the nine months ended September 30, 1999.

          Subscription Revenues. Subscription revenues increased to $6,276,261 for the nine months ended September 30, 2000, as compared to $2,997,917 for the nine months ended September 30, 1999. This increase is primarily the result of the growth in our subscriber base, as well as an increase in the subscription price. For the nine months ended September 30, 2000, approximately 80% of our net subscription revenue was derived from annual subscriptions, as compared to 74% for the nine months ended September 30, 1999. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the nine months ended September 30, 2000, cancellation chargebacks and refunds accounted for approximately 9% of total subscription revenues.

          Other Revenues. Other revenues increased to $1,437,433 for the nine months ended September 30, 2000, as compared to $1,195,475 for the nine months ended September 30, 1999. This increase is primarily the result of barter arrangements with online and print media companies, BiGFiSH conference related revenue, as well as higher revenues from TheStreet.com television show, offset by the absence of a one-time consulting services arrangement in April 1999 related to content syndication.

Cost Of Revenues

          Cost of revenues increased to $11,987,058 for the nine months ended September 30, 2000, as compared to $6,344,947 for the nine months ended September 30, 1999. This increase is primarily the result of additional salaries and related expenses incurred as a result of the growth of our editorial staff to 111 employees as of September 30, 2000, which includes the editorial staff for TheStreet.co.uk, as compared to our editorial staff of 91 employees as of September 30, 1999. Additionally, costs have increased due to the growth in the number of research tools made available to our subscribers, higher rates paid to outside contributors, and costs related to TheStreet.co.uk.

Product Development Expenses

          Product development expenses increased to $14,832,692 for the nine months ended September 30, 2000, as compared to $4,561,979 for the nine months ended September 30, 1999. This increase is primarily the result of costs related to the expansion of our capacity to handle the increase in traffic following the conversion of TheStreet.com from a single, subscription-based site to a network of free and paid sites. Additionally, salaries and related expenses have increased as a result of a growth in our technology and product development headcount to 66 employees as of September 30, 2000, which includes technology staff for ipoPros.com, Inc., as compared to 39 employees as of September 30, 1999.

Sales And Marketing Expenses

          Sales and marketing expenses increased to $24,491,850 for the nine months ended September 30, 2000, as compared to $10,208,439 for the nine months ended September 30, 1999. This increase is primarily the result of costs associated with additional salaries and related expenses incurred as a result of an increase in our sales and marketing headcount to 77 employees as of September 30, 2000, which includes staff from TheStreet.co.uk, as compared to 55 as of September 30, 1999, costs of an ad campaign designed to drive traffic to our newly free site, as well as increased costs associated with content distribution deals.

General And Administrative Expenses

          General and administrative costs increased to $12,677,087 for the nine months ended September 30, 2000, as compared to $10,191,191 for the nine months ended September 30, 1999. This increase is primarily the result of administrative costs associated with TheStreet.co.uk operations, and additional costs to support the growth of our business, such as occupancy costs and administrative salaries and related expenses, partially offset by reduced recruiting fees, computer services and equipment rental. General and administrative expenses for the nine months ended September 30, 2000 include goodwill amortization of $555,006 related to the acquisition of ipoPros.com, Inc. in December 1999 and BiGFiSH Management, Inc. in May 2000.

Noncash Compensation Expense

          In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $1,103,045 for the nine months ended September 30, 2000. We estimate that this expense will total approximately $1.4 million for the year ended December 31, 2000. The remaining noncash compensation expense beyond the year 2000 is currently estimated to be $2.2 million.

Minority Interest

          For the nine months ended September 30, 2000, minority interest was $4,162,888, based upon net losses of $4,824,388, offset by preferred dividends of $661,500. For the nine months ended September 30, 1999, minority interest was $238,729.

Interest Income

          For the nine months ended September 30, 2000, interest income was $4,591,437, as compared to $2,596,385 for the nine months ended September 30, 1999. This increase is primarily the result of interest earned on the net proceeds from the IPO for the entire first nine months of 2000 as compared to a partial period in 1999.

Liquidity and Capital Resources

          We currently invest in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of less than one year, with the intent that such funds easily be made available for operating purposes. As of September 30, 2000, our cash, cash equivalents, and short-term investments amounted to $90,148,343, representing 75% of our total assets.

          We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

          Cash used in operating activities of $30,322,271 for the nine months ended September 30, 2000 was primarily due to a net loss of $37,336,610, offset by noncash charges and increases in accounts payable and accrued expenses, deferred revenue, other current liabilities, and decreases in other receivables and other assets, partially offset by the minority interest in the net losses of The Street.co.uk and increases in accounts receivable and prepaid expenses and other current assets.

          Cash used in investing activities of $25,419,989 for the nine months ended September 30, 2000 consisted of net purchases of short-term investments, capital expenditures, and the acquisition of BiGFiSH Management, Inc. Capital expenditures have generally consisted of purchases of computer hardware related to increasing our capacity and enhancing our web sites.

          Cash provided by financing activities of $9,318,673 for the nine months ended September 30, 2000 consisted primarily of proceeds from the issuance of common stock, and net proceeds from a sale/leaseback transaction related to computer equipment purchased by TheStreet.co.uk.

          TheStreet.co.uk will require additional funding in order to finance its ongoing operations (assuming continuation of its current rate of expenditure) beyond December 31, 2000. We are seeking to obtain such additional funding or sell TheStreet.co.uk's equity or operations. We may be unable to obtain such additional funding or consummate such sale on terms attractive to us or at all, in which case we may discontinue the operations of TheStreet.co.uk. TheStreet.co.uk is not a wholly-owned subsidiary of the Company, and in the event we discontinue the operations of TheStreet.co.uk, we may need to purchase the equity interests of the minority investors in TheStreet.co.uk. The occurrence of the foregoing would have a material adverse effect on the Company's liquidity and capital resources.

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

We Have a History of Losses and We Anticipate Losses Will Continue

          As of September 30, 2000, we had an accumulated deficit of $85.0 million. We have not achieved profitability and expect to continue to incur net losses in 2000 and subsequent fiscal periods. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

Risks Associated With Our New Strategy

          Our New Strategy May Not Be Successful

          We recently converted our main web site, TheStreet.com, to a free site, accompanied by a network of free and subscription sites. We believe that the continued successful implementation of this new strategy will increase our number of unique visitors and page views, and that we will be able to increase our advertising revenues as a result. In September 2000, we dramatically scaled back our mass market advertising campaign, and are relying more heavily on news distribution arrangements to increase our number of unique visitors and page views. We believe such arrangements are a more cost effective way of driving traffic to our free main site. However, our news distribution agreements may not continue to provide such cost efficiencies, and even if they attract visitors to our web sites, there is no guarantee that our offerings will capture their attention. Additionally, since the conversion of our main site to a free site, our overall advertising rates have declined, although we believe they still remain among the highest of financial web sites. Accordingly, we cannot assure you that our new strategy, even if executed properly, will help us attract significantly increased traffic, or that we will be able to increase our advertising revenues as a result.

          Anticipated Traffic Increases May Not Occur

          We have entered into headline indexing and content distribution agreements with a variety of Internet portals and content providers to distribute our news and headlines to their users, thus driving potential readers to our web sites. We believe that these arrangements will continue to provide a cost-effective way to increase our unique visitors and page view inventory. However, as we experienced in the third quarter of 2000, actual traffic is subject to a variety of factors, including seasonal fluctuations in financial news consumption and overall online usage, technical difficulties associated with the implementation and ongoing delivery of the news distribution arrangements and editorial policy changes by our partners.

          We May Have Difficulty Selling Our Advertising Inventory

          The market for online advertising sales has softened. Both traditional and new media advertisers are scaling back their online media budgets. As a result, many advertising supported web sites are experiencing difficulty selling their available inventories and maintaining their rate structures. Although we believe that our network of sites and corresponding demographic profiles will continue to enable us to maintain our high sell-through, we expect that our overall advertising rates will decrease as a result of increased inventory. Additionally, if we are unable to retain current advertising sales staff due to the softening of the online advertising market, we may not be able to increase or sustain our advertising revenues. If we are unable to attract significantly increased traffic and advertising revenues under this strategy, our business, results of operations and financial condition could be materially adversely affected.

          We Depend On Our Top Advertisers For A Significant Portion Of Our Advertising Revenues, And The Loss Of Several Of Our Top Advertisers Would Harm Our Business

          In the third quarter of 2000, our top five advertisers accounted for approximately 27% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

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

          We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal patterns are developing in our industry.

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

          TheStreet.co.uk Requires Additional Funding After December 31, 2000 To Finance Ongoing Operations, Which May Not Be Available

          TheStreet.co.uk will require additional funding in order to finance its ongoing operations (assuming continuation of its current rate of expenditure) beyond December 31, 2000. We are seeking to obtain such additional funding or sell TheStreet.co.uk's equity or operations. We may be unable to obtain such additional funding or consummate such sale on terms attractive to us or at all, in which case we may discontinue the operations of TheStreet.co.uk. TheStreet.co.uk is not a wholly-owned subsidiary of the Company, and in the event we discontinue the operations of TheStreet.co.uk, we may need to purchase the equity interests of the minority investors in TheStreet.co.uk. The occurrence of the foregoing would have a material adverse effect on the Company's liquidity and capital resources.

          Our International Expansion Plans Face Many Risks, Which We May Not Be Able To Overcome

          We continue to explore opportunities to expand internationally and, in doing so, we expect to encounter many of the risks associated with international business expansion. These risks include, but are not limited to, language barriers, cultural differences, changes in currency exchange rates, political and economic instability, difficulties with regulatory compliance and difficulties with enforcing contracts and other legal obligations. We cannot assure you that we will be able to take advantage of any opportunities to expand internationally in light of the foregoing risks.

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

          Failure To Retain And Integrate Our Advertising Sales Force Could Result In Lower Advertising Revenues

          We depend on our internal advertising sales department to maintain and increase our advertising sales, and as our main site becomes free and our dependency on advertising revenue increases, we expect to expand our advertising sales staff significantly. As of September 30, 2000, our U.S. advertising sales department consisted of 23 employees and our U.K. advertising sales department consisted of six employees. The success of our advertising sales department is subject to a number of risks, including the competition we face from other companies in hiring and retaining sales personnel and the length of time it takes new sales personnel to become productive. Our business, results of operations and financial condition could be materially adversely affected if we do not effectively expand and maintain an effective advertising sales department.

          We May Be Unable To Manage Our Growth, Which May Harm Our Business

          We have experienced rapid growth in our operations. Our rapid growth has placed a significant strain on our managerial, operational and financial resources. To manage our growth, we must continue to implement and improve our managerial controls and procedures and operational and financial systems. In addition, our future success will depend on our ability to manage our workforce, in particular our editorial, advertising sales and business development staff. As of September 30, 2000, we had a total of 219 U.S. employees, as compared to 202 employees as of September 30, 1999. As of September 30, 2000, TheStreet.co.uk had 63 employees. We cannot assure you that our systems, procedures or controls will be adequate to support our operations, or that our management will be able to successfully offer and expand our services. If we are unable to manage our growth effectively, our business, results of operations and financial condition could be materially adversely affected.

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

          Shares Eligible For Public Sale After Our Initial Public Offering or After Our Recent Investment Could Adversely Affect Our Stock Price

          As of November 8, 2000, there were outstanding 26,812,534 shares of our common stock. Of these shares, the shares sold in our initial public offering are freely tradeable except for any shares purchased by our "affiliates" as defined in Rule 144 under the Securities Act. The remaining shares are "restricted securities," subject to the volume limitations and other conditions of Rule 144 under the Securities Act.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On October 5, 2000, we entered into a settlement with Fox News Network, L.L.C. ("Fox News") under which the action commenced against us by Fox News on May 22, 2000 was discontinued with prejudice and without costs.

          From time to time, we become involved in various routine legal proceedings in the ordinary course of our business. We believe that the outcome of all pending legal proceedings and unasserted claims, in the aggregate, will not have a material adverse effect on our results of operations, financial position or liquidity.

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to Vote of Security Holders.

          Information concerning the matters submitted to a vote at the annual meeting of stockholders of the Company, held on July 12, 2000, is contained in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, filed with the Securities and Exchange Commission on August 14, 2000.

Item 5.   Other Information.

          On October 5, 2000, we settled a lawsuit commenced against us by Fox News Network, L.L.C. concerning TheStreet.com television program that ran on the Fox News Channel. As part of the settlement, we have agreed that prior to May 1, 2001, we will not produce a television program similar to the program that ran on the Fox News Channel.

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

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K dated March 30, 2000 (File No. 0-25779).

          (b)  Reports on Form 8-K

          During the quarter ended September 30, 2000, the Company filed a Current Report on Form 8-K, dated August 7, 2000, reporting under Item 5 thereof the execution of a Securities Purchase Agreement with Go2Net, Inc. ("Go2Net") and Vulcan Ventures Inc. ("Vulcan") pursuant to which, among other things, the Company sold to each of Go2Net and Vulcan 670,167 shares of its common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, the Company granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of the Company's shares of common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option is exercisable for six months from the issuance date.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2000                 TheStreet.com, Inc.
                                        (Registrant)



                                        By:  /s/ Thomas J. Clarke, Jr.
                                             -----------------------------------
                                             Name:  Thomas J. Clarke, Jr.
                                             Title:  Chief Executive Officer


                                        By:  /s/ Lisa A. Mogensen
                                             -----------------------------------
                                             Name:  Lisa A. Mogensen
                                             Title:  Chief Financial Officer

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

**4.2          Amended and Restated 1998 Stock Incentive Plan

 27.1          Financial Data Schedule

* Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K dated March 30, 2000 (File No. 0-25779).

                                                                    Exhibit 27.1

                             Financial Data Schedule


Fiscal year end......................................             Dec. 31, 2000

Period end...........................................        September 30, 2000

Cash.................................................                61,077,537

Securities...........................................                29,070,806

Receivables..........................................                 4,609,681

Allowances...........................................                   444,512

Inventory............................................                         0

Current assets.......................................               101,224,098

PP&E.................................................                17,981,305

Depreciation.........................................                 3,401,768

Total assets.........................................               120,633,348

Current liabilities..................................                22,454,895

Bonds................................................                         0

Common...............................................                   268,107

Preferred Mandatory..................................                         0

Preferred............................................                         0

Other SE.............................................                82,771,944

Total liability and equity...........................               120,633,348

Sales................................................                         0

Total revenues.......................................                19,000,797

CGS..................................................                11,987,058

Total costs..........................................                53,104,674

Other expenses.......................................                (4,591,437)

Loss provision.......................................                   144,512

Interest expense.....................................                         0

Income - Pretax......................................               (41,499,498)

Income tax...........................................                         0

Income - continuing..................................               (37,336,610)

Discontinued.........................................                         0

Extraordinary........................................                         0

Changes..............................................                         0

Net income...........................................               (37,336,610)

EPS - Basic..........................................                     (1.46)

EPS - Diluted........................................                     (1.46)