Form 10-K
period 2000-12-31
THESTREET COM
filed 2001-04-02
CIK 1080056

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                         COMMISSION FILE NUMBER 0-25779
                            ------------------------

                              THESTREET.COM, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        06-1515824
        (State or other jurisdiction                 (I.R.S. employer identification no.)
      of incorporation or organization)

14 WALL STREET, 14TH FLOOR NEW YORK, NEW YORK                       10005
  (Address of principal executive offices)                        (Zip code)

                                 (212) 321-5000
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     None.
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                  THE SECURITIES ARE REGISTERED
          -------------------                  ------------------------------
Common Stock, par value $0.01 per share            Nasdaq National Market

                            ------------------------

    Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 30, 2001 was approximately
$56.2 million. On such date, the last sale price of the Registrant's common stock was $3.125 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                     NUMBER OF SHARES OUTSTANDING
     TITLE OF EACH CLASS                   AT MARCH 30, 2001
     -------------------             ----------------------------
Common Stock, $0.01 par value                 28,169,733

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              THESTREET.COM, INC.
                        2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

PART I                                                                                  PAGE
                                                                                        ----
Item 1.                 Business....................................................       1
Item 2.                 Properties..................................................      11
Item 3.                 Legal Proceedings...........................................      11
Item 4.                 Submission Of Matters To A Vote Of Security Holders.........      12

PART II
Item 5.                 Market For Registrant's Common Equity And Related
                        Stockholder Matters.........................................      12
Item 6.                 Selected Financial Data.....................................      13
Item 7.                 Management's Discussion And Analysis Of Financial Condition
                        And Results Of Operations...................................      14
Item 7A.                Quantitative And Qualitative Disclosure About Market Risk...      20
Item 8.                 Financial Statements And Supplementary Data.................      30
Item 9.                 Changes In And Disagreements With Accountants On Accounting
                        And Financial Disclosure....................................      30

PART III
Item 10.                Directors And Executive Officers Of The Registrant..........      31
Item 11.                Executive Compensation......................................      31
Item 12.                Security Ownership Of Certain Beneficial Owners And
                        Management..................................................      31
Item 13.                Certain Relationships And Related Transactions..............      31

PART IV
Item 14.                Exhibits, Financial Statements, Schedules And Reports On
                        Form 8-K....................................................      32
Signatures..........................................................................      33

                              THESTREET.COM, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, books and conferences.

    As part of our strategy to diversify our sources of revenue, since January 2000 we have expanded our offerings by:

    - relaunching our formerly subscription-based THESTREET.COM web site as a completely free, advertising-supported web site;

    - launching a new subscription-based site called REALMONEY.COM;

    - acquiring an email newsletter publisher and a conference company;

    - introducing our first investing book, THESTREET.COM GUIDE TO SMART INVESTING IN THE INTERNET ERA, published by the Doubleday division of Random House Inc.; and

    - introducing a daily institutional fax product.

    We have developed a loyal audience of investors at various experience levels who turn to our product offerings for all their financial and investing information needs. In addition, we have important strategic relationships with leading companies in the media, technology and financial services sectors that also help us create brand awareness and increase subscription and advertising revenues. Our goal is to monetize and leverage our financial content across a variety of platforms.

INDUSTRY BACKGROUND

    Increasingly, a growing group of self-directed investors is seeking sources that can help them make informed investing decisions. These individuals have been taking greater control of their investments by directly researching information on investments, tracking their portfolios, purchasing no-load mutual funds and playing a more proactive role in their relationships with financial advisors. The Internet has facilitated these behavioral shifts by providing investors with easy access to information that was once generally available only to investment professionals, such as timely market news, intra-day and historical quotes, charts, SEC filings and analysts' earnings estimates. Many existing financial news and information sources, however, have failed to meet their needs. We believe that this "democratization" of Wall Street represents a significant opportunity for a financial information source that provides trustworthy independent reporting together with original, timely and insightful commentary and analysis.

THESTREET.COM PRODUCT OFFERINGS

WEB-BASED PROPERTIES

    In December 2000, our web sites, THESTREET.COM and REALMONEY.COM, together attracted more than 3.3 million unique visitors and generated over 49 million page views. A unique visitor is a person who visits one of our web sites from a particular personal computer. A person who makes multiple visits from the same computer in a given time period is only counted once. A page view means one person's download of one page of one of our web sites.

REALMONEY.COM, OUR SUBSCRIPTION-BASED WEB SITE

    In June 2000, we launched a new subscription-based web site called REALMONEY.COM, comprised of certain premium commentary from our formerly subscription-based THESTREET.COM web site, together with new offerings, aimed towards active market participants willing to pay for value-added content online. On REALMONEY.COM, we offer timely, insightful, in-depth commentary and analytical coverage of market-moving trends and events from experienced contributors and writers, including James J. Cramer, Herb Greenberg, Adam Lashinsky and Gary B. Smith. We also offer personal finance data, special reports, online "chats' with our editorial staff, and research tools, including real-time stock quotes. As of December 31, 2000, REALMONEY.COM had a subscriber base of approximately 75,000 subscribers.

The following is a detailed description of the features and tools we offer on
REALMONEY.COM:

    COLUMNIST CONVERSATION

    The "Columnist Conversation" is a message board containing lively discussion among several of our more than two dozen writers and contributors, covering topics of the day, market moves and recent events. The Columnist Conversation permits readers to "listen in" on the conversations of these experts in real time as they post their analyses of the day's action.

    TRADING TRACK

    "Trading Track" is a continuously updated journal of the thoughts and plays of several actual active professional traders, who post their markets commentary in real time throughout the trading day.

    TODD HARRISON'S TRADING DIARY

    Through his "Trading Diary," Todd Harrison, president and head trader at Cramer, Berkowitz & Co., a New York-based hedge fund formerly managed by James
J. Cramer, gives REALMONEY.COM subscribers an intimate, real-time view into the actions of a professional hedge-fund trader. Mr. Harrison, who updates his Trading Diary more than a dozen times throughout the day, provides commentary on macro events as well as short-term trading movements in the market.

    INVESTMENT TOOLS

    We feature a variety of interactive investment tools that enable users to conduct their own financial research. Among the investment tools we offer are:

    - real-time stock quotes;

    - intraday and historical stock charts with adjustable parameters;

    - mutual fund quotes and scoreboards;

    - summary company profiles;

    - analysts' buy/sell ratings;

    - news wire service feeds;

    - Securities and Exchange Commission filings; and

    - insider buying information.

    ONLINE CHATS

    Subscribers can participate in online "chats" with REALMONEY.COM columnists, including James J. Cramer, Herb Greenberg, Adam Lashinsky and Gary B. Smith. These chats, which are offered exclusively to REALMONEY.COM subscribers, cover topics relating to current market news and personal finance.

THESTREET.COM, OUR FREE, ADVERTISING-SUPPORTED WEB SITE

    We relaunched our formerly subscription-based THESTREET.COM web site as a completely free, advertising-supported web site focused on providing financial coverage for individual investors of all experience levels, who are searching for free financial commentary, analysis and news on the web. We did this as part of our strategy to diversify our sources of revenue and in order to complement our subscription revenue with an entirely advertising-supported site. As a result, we also have been able to build relationships with more advertisers and syndication partners. THESTREET.COM is a "one-stop-shop" for those seeking timely headlines, updates and coverage of technology stocks, bond markets, global financial markets, individual stocks, mutual funds, options, personal finance (including tax and retirement planning), analysts, IPOs and online brokers.

    The following is a detailed description of the features we offer on
THESTREET.COM:

    MARKETS

    The Markets section, which features continuously updated market news stories from about 6 a.m. until 10 p.m. Eastern time each business day, covers the latest movements of the major indices, the most active stocks, news from foreign markets, earnings news, merger and acquisitions news and other major market events.

    Easy-to-read tables within the stories give readers a summary of index performance and earnings news, including corporate earnings surprises. We have expanded our "Before the Bell" and after-hours coverage of the U.S. markets and have extensive options market coverage in the markets section.

    HEADLINES

    Throughout the day we produce headlines and brief news stories that cover the various corporate announcements and news throughout the day.

    PERSONAL FINANCE

    To assist our many readers who leave part or all of their stock selection to professional money managers, we have an area providing daily personal finance news and features. Each day we answer an individual reader's fund question, with the Friday question dedicated to bonds.

    Our tax and 401(k) coverage is also located here.

    BASICS

    This section caters to readers who are first gaining familiarity with the markets and investing. It features basic guides on stocks, bonds, mutual funds, options, taxes and personal financial planning.

    COMMENTARY

    Our Commentary section includes staffers and a network of outside contributors who write about topics such as money management, technical analysis, currency issues, industry analysis, macroeconomics, fundamental analysis, financial planning, mutual funds, initial public offerings, technology and international investing. Selected articles written by REALMONEY.COM columnists appear on THESTREET.COM site on a delayed basis at least 24 hours after their publication on REALMONEY.COM.

    TECH STOCKS

    The Tech Stocks section covers technology stocks. Our tech reporters, many of whom are located in San Francisco, cover areas such as hardware, software, networking, semiconductors, telecommunications and the Internet. We also publish a separate technology stock update several times daily detailing the major news in the sector.

    STOCK NEWS

    The Stock News section includes coverage of companies outside of the technology sector, such as retail, media/entertainment, biotechnology, energy, banking and financial services, and both traditional Wall Street brokerage firms and online brokers.

    COMMUNITY FEATURES

    We offer several interactive features that help create a community atmosphere among our readers. We believe that developing a sense of community among our readers increases our brand awareness, increases the frequency and duration of reader visits and fosters loyalty to our site and our writers. Current community features include email between our readers and our staff; polls that invite readers to vote on issues related to the latest financial and investing news; regular chats featuring our top-name contributors and expert staffers hosted both on our sites and on Yahoo!, America Online, and other services; streaming audio programs; and delayed stock quotes.

NON WEB-BASED PROPERTIES

    EMAIL NEWSLETTERS

    In December 2000, we acquired SmartPortfolio.com, Inc., a privately-held and profitable email newsletter publisher. SmartPortfolio.com publishes a variety of financial newsletter products targeted to a broad investor audience. As of December 31, 2000, we had approximately 10,000 paid subscriptions to SmartPortfolio.com's four weekly and one daily premium newsletters and more than 250,000 subscribers to SmartPortfolio.com's two free daily newsletters. Subscribers can choose either a monthly or an annual subscription. As we continue to integrate the Smartportfolio.com product line into our offerings, we expect to expand the number of newsletter products we offer and to grow our collective subscriber base.

    BOOKS

    In April 2000, we reached an agreement with the Doubleday division of Random House Inc. to publish our first investing book entitled THESTREET.COM GUIDE TO SMART INVESTING IN THE INTERNET ERA. Under the agreement, we own the copyright in the book and receive royalties on editions published by Doubleday, including hardcover and trade paperback. The book, which is currently in its third printing, was published in January 2001 and in February 2001 appeared on The New York Times's list of business best-sellers, and reached as high as #1 on Amazon.com's list of its best-selling non-fiction books. Authored by Editor-in-Chief Dave Kansas together with TheStreet.com writers, and containing an introduction by James Cramer, the book is intended to help investors seek clarity and insight in the tumultuous investing marketplace of the 21st century.

    CONFERENCES

    In May 2000, we acquired a privately-held conference and event production firm that creates investment conferences under the REALMONEY.COM brand name and showcases many of our top writers covering a wide range of investment and personal finance topics. In this past year, we have produced conferences in New York and San Francisco that featured columnists James J. Cramer, Herb Greenberg, Gary B. Smith and Adam Lashinsky. REALMONEY.COM subscribers receive discounts to our conferences.

    INSTITUTIONAL PRODUCTS

    Early in 2001, we introduced a high-end institutional product called the Hedge Fund Hotline. This product is aimed at providing exclusive financial and investment information to a limited number of professional investors and is offered on a subscription basis only through a broker in the professional market space. It is part of our strategy to leverage our content in professional as well as consumer markets. This product marks the first step toward what we anticipate being a suite of other institutional products.

OUR EDITORIAL STAFF AND OUTSIDE CONTRIBUTORS

    We believe that our original, timely, insightful and trustworthy content is a competitive advantage. Our diverse media platforms enable us to monetize the content produced by our editorial staff and outside contributors. Our editorial staff consists of more than 70 professional reporters and editors who, together with approximately 30 outside contributors, produce more than 100 original news, analysis and commentary pieces each business day that are aimed at helping readers make informed investment decisions. We also publish additional features and news updates on weekends. Our editorial staff and outside contributors have broken numerous important stories, many of which have been cited by other publications such as THE WALL STREET JOURNAL and THE NEW YORK TIMES.

    In 2000, we were finalists for two Online Journalism Awards: General Excellence and Enterprise Journalism. During 1999, we were named as a finalist for the General Excellence in New Media category of the 1999 National Magazine Awards. The purpose of this category is "to honor an interactive publication that most effectively serves its intended audience and reflects an outstanding level of interactivity, journalistic integrity and service." We were also a winner of the 1999 Front Page Award in Internet Breaking Business News, given each year by the Newswomen's Club of New York. Our 1998 story package "Looking Out for the Shareholder" was a 1999 winner of the Excellence in Financial Journalism Award sponsored by the New York State Society of Certified Public Accountants.

    Before joining TheStreet.com, many members of our editorial staff worked at other leading news organizations, including THE WALL STREET JOURNAL, THE NEW YORK TIMES, CNBC, DOW JONES NEWS SERVICE, SMARTMONEY, BLOOMBERG, REUTERS and USA TODAY. Among our site's notable writers are:

    JAMES J. CRAMER. Mr. Cramer, recently retired from the hedge fund of Cramer, Berkowitz & Co., presently serves as markets commentator and advisor to our chief executive officer. Mr. Cramer is also a founder and director of TheStreet.com. He writes multiple columns each business day. In addition, in his capacity as markets commentator for CNBC, Mr. Cramer appears regularly on CNBC's "Squawk Box" and "Business Center" programs. Mr. Cramer writes a weekly column for NEW YORK magazine.

    HERB GREENBERG. Mr. Greenberg, formerly of the SAN FRANCISCO CHRONICLE, is a senior columnist. Mr. Greenberg also writes a regular column for FORTUNE magazine.

    DAVE KANSAS. Mr. Kansas, our editor-in-chief and executive vice president/chief strategic officer, writes a column about market trends. Prior to coming to TheStreet.com in 1996, Mr. Kansas worked at THE WALL STREET JOURNAL for five years, most recently as a financial markets reporter. Mr. Kansas has provided commentary for several television networks, including ABC, CBS, NBC, CNBC and CNN. His writing has appeared in THE NEW REPUBLIC, RED HERRING, UPSIDE, THE INDUSTRY STANDARD, SLATE and the NEW YORK OBSERVER.

    ADAM LASHINSKY. Mr. Lashinsky, our Silicon Valley commentator, came to us from the SAN JOSE MERCURY NEWS, where he was that paper's high-tech stocks columnist. Prior to that, he covered a variety of beats as a reporter for CRAIN'S CHICAGO BUSINESS, where he ultimately was an assistant managing editor. In addition, he writes "The Wired Investor," a column on tech stocks in FORTUNE magazine, and contributes regularly to MARKETPLACE, a nationally broadcast radio business-news magazine.

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

    HELENE MEISLER. Ms. Meisler is a contributor who writes a popular column called "The Chartist." Prior to TheStreet.com, she spent more than a decade on the sell side as a market technician covering institutional accounts at various investment banks in New York City, including Cowen & Co. and Goldman Sachs.

    To ensure impartiality and prevent any conflict-of-interest or appearance of conflict, our editorial staff and outside contributors are required to abide by our strict investment policy. According to this policy, our editorial staffers are not permitted to individually own individual stocks (though they may, and most do, own equity in TheStreet.com). Outside contributors are permitted to own individual stocks, but are required to disclose their current positions in any of the stocks they write about.

    INTERNATIONAL PRESENCE

    In November 2000, we closed down THESTREET.CO.UK, our international joint venture with a group of U.K. investors. The Company's only current international initiative is THEMARKER.COM, a joint venture with Ha'aretz Group, an Israeli newspaper publisher. THEMARKER.COM is an Israeli-based web site that provides high-tech and investment information in both Hebrew and English. Under the terms of the joint venture, THESTREET.COM publishes selected news and headlines on Israeli technology companies listed on U.S. exchanges from THEMARKER.COM site and THEMARKER.COM publishes selected news and headlines from THESTREET.COM.

    SUBSCRIPTION SALES

    As of December 31, 2000, we had approximately 75,000 subscribers to REALMONEY.COM. Readers can choose either a monthly or an annual subscription. See "Risk Factors--We May Have Difficulty Retaining Current Subscribers."

    As part of our efforts to increase our REALMONEY.COM subscriber base, we have entered into subscription distribution agreements with online financial services firms. For example, in December 2000 we renewed and expanded an agreement with CSFBDIRECT, a subsidiary of Credit Suisse First Boston Corporation, under which CSFBDIRECT provides some of our content to select customers on its web site.

    As of December 31, 2000, we had approximately 10,000 paid subscriptions to SmartPortfolio.com's four weekly and one daily premium newsletters and more than 250,000 subscribers to SmartPortfolio.com's two free daily newsletters.

    ADVERTISING SALES

    We currently derive a significant portion of our revenues from advertising sales. We have established a desirable reader demographic that has enabled us to build a growing advertising business and charge rates that are, to our knowledge, among the highest of financial web sites. We have been able to attract advertisers from both within and beyond the financial services industry.

    Our advertising and e-commerce revenues grew from approximately
$7.9 million in 1999 to $13.2 million in 2000. In 2000, advertising revenues represented approximately 57% of our total revenue. See "Risk Factors--We May Have Difficulty Selling Our Advertising Inventory, A Significant Portion Of Which Is Concentrated Among Our Top Advertisers" and "Risk Factors--A General Decline In Online Advertising Could Harm Our Business."

    DEMOGRAPHICS

    We believe our audience presents a desirable reader demographic for advertisers in the financial services, technology and luxury goods industries. According to a Winter 2001 study by @plan, a third-party marketing research firm whose survey research is conducted by The Gallup Organization, our readers are three times more likely than the average Internet users to have portfolios valued over $1,000,000. Also, according to the same study, 86% of our readers own securities. In addition, compared to the average Internet user surveyed by @plan, our readers are more than five times more likely to trade stocks online. See "Risk Factors--We May Have Difficulty Selling Our Advertising Inventory, A Significant Portion Of Which Is Concentrated Among Our Top Advertisers" and "Risk Factors--Difficulties In Developing New And Enhanced Products and Services Could Harm Our Business."

    OTHER FACTORS ATTRACTIVE TO ADVERTISERS

    In addition to our desirable reader demographics, advertisers seek a presence on our sites for a number of other reasons, including:

    - OUR EDITORIAL CONTENT. Many advertisers like to associate their products and services with the high quality of our editorial content.

    - LONG DURATION AND HIGH FREQUENCY OF VISITS. In the fourth quarter of 2000, our subscribers and free-trial members spent an average of 45 minutes per visit to our sites. We believe this duration compares favorably to the time spent by readers on other financial sites.

    OUR ADVERTISERS

    During the year ended December 31, 2000, more than 230 advertisers advertised on our web sites. For the year ended December 31, 2000, our top advertiser accounted for approximately 10% of our advertising revenue, and our top five advertisers accounted for approximately 26% of our advertising revenues, compared with approximately 36% for the year ended December 31, 1999. In 2000, we continued to add well-known non-financial services industry companies to the roster of advertisers on our site, including Microsoft Corporation's MSN, Agora Publishing, Nortel, IBM, Jaguar and Alcatel. In addition, we added several new finance services advertisers, including Merrill Lynch and Fidelity.

    The following is a list of our top ten brokerage and non-brokerage advertisers in 2000:

                    TOP 10 BROKERAGE ADVERTISERS

Ameritrade                         NetstockDirect
Datek                              On-Site Trading
DLJdirect                          Instinet
Scottrade                          Morgan Stanley Dean Witter
Merrill Lynch                      Fidelity
                  TOP 10 NON-BROKERAGE ADVERTISERS
Compaq                             LowestFare.com
MSN                                Dell
First USA                          Phillips Publishing
Agora Publishing                   NextCard
X10.com                            Worden Brothers

    In addition, we believe that investor relations professionals increasingly are recognizing that both the sophisticated individual investor and the professional investor are turning to the web for timely information. As a leading online financial news and information site, we believe we will benefit from this trend. Some companies that have run investor relations advertising on our site include EMC, Alcatel and Claris.

CONTENT DISTRIBUTION AND SYNDICATION RELATIONSHIPS

    During 2000, we continued to leverage our content through distribution and syndication relationships. Under subscription distribution relationships with online brokerages and other firms, we have signed up thousands of subscribers without incurring typical consumer marketing costs. For example, under subscription distribution agreements with CSFBDIRECT, the online broker purchases discounted subscriptions in bulk to distribute as a premium service to certain of its customers.

    By syndicating our content to other leading sites, we continue to expose our brand name and quality writing to millions of potential users and drive additional traffic to our site. In 2000, we continued our content syndication relationships with Yahoo!, America Online, MSN MoneyCentral and other leading companies, under which we provide selected stories each day, at times on a delayed basis, for co-branded publication with a link to our site. These content syndication relationships capitalize on the cost efficiencies of online delivery by creating additional value from stories already produced for our own sites. See "Risk Factors--A Failure to Establish And Maintain Strategic Relationships With Other Companies Could Decrease Our Subscriber And Reader Base, Which May Harm Our Business."

    Key partners with whom we have content syndication and promotion agreements include:

    - AMERICA ONLINE. Under our expanded agreement with America Online, which was fully implemented in early 2000, we became an anchor tenant in several departments of AOL's Personal Finance channel, including AOL Market Day. Under this agreement, AOL promotes our content throughout the AOL personal finance channel, which drives traffic to the co-branded AOL/TheStreet.com web site. In addition, our headlines are "indexed" in the AOL "Snapshot" service, which allows users to access our content by conducting a ticker search for companies of interest. We also provide content and receive promotion in CompuServe's Personal Finance area, on AOL.com, and in Netscape Netcenter. As part of the agreement, AOL users receive a discount when they purchase a new subscription to REALMONEY.COM.

    - YAHOO! In March, 2001, we renewed our partnership with Yahoo! Under this agreement we provide selected stories for co-branded publication on Yahoo! Finance. In addition, our stories are "indexed" on Yahoo! Finance. We will also host approximately 20 chats on Yahoo!, which will be promoted by Yahoo!.

    - AVANTGO. In 2000, we renewed our agreement with AvantGo. Under this agreement, a selection of our content is available to users of wireless devices.

    - MICROSOFT MSN MONEYCENTRAL. Under our agreement with Microsoft, MSN MoneyCentral publishes on its web site a selection of our feature columns. In addition, we publish selected feature columns from MSN MoneyCentral writers.

    - INTUIT. In March 2001, we continued our relationship with Intuit. Under the new agreement, our headlines will be "indexed" throughout the Quicken.com network of sites. When a user clicks on these headlines, they are taken directly to the full story, which resides on our site.

MARKETING

    We pursue a variety of marketing initiatives designed to build brand awareness of our product offerings. These initiatives include advertising in a wide variety of media types, establishing strategic distribution relationships with leading companies, maintaining a well-trained team of in-house customer service representatives, developing brand extensions and engaging in an ongoing media-relations campaign. See "Risk Factors--Difficulties Associated With Our Brand Development May Harm Our Ability To Attract Subscribers And Readers."

    ADVERTISING CAMPAIGN

    Advertisements for TheStreet.com have appeared in a variety of online and offline media, including:

    - cable and network television, including CNBC, local network news, FOX News Channel, and network sports programming;

    - local radio stations, including WCBS, WFAN, WINS and WQXR;

    - newspapers, including THE NEW REPUBLIC, THE WALL STREET JOURNAL, THE NEW YORK TIMES and THE NEW YORK OBSERVER;

    - outdoor locations, including phone kiosks and train platforms;

    - in-flight advertising, including flights on United Airlines, Northwest Airlines and US Airways; and

    - online sites, including SmartMoney.com, Yahoo! Finance, Bloomberg.com and CBSMarketWatch.

    MEDIA RELATIONS

    Last year, we engaged in a comprehensive advertising and media-relations campaign on television, print, radio and online media to raise visibility and cultivate our brand identity. We continue to build the visibility of our individual writers. Our writers and their work have been featured or mentioned in publications such as THE WALL STREET JOURNAL, THE NEW YORK TIMES, FORTUNE, THE ECONOMIST, THE NEW YORK OBSERVER and WIRED. A column written by James J. Cramer, markets commentator for TheStreet.com and CNBC, is carried by NEW YORK magazine, a weekly magazine with a reader base of over 440,000. In 2000, our writers and our stories were mentioned or featured in more than 3,000 reports by more than 100 news outlets, including THE WALL STREET JOURNAL, THE NEW YORK TIMES, USA TODAY, THE FINANCIAL TIMES, CNBC and US NEWS & WORLD REPORT. In addition, some of our writers appear frequently on television and radio, including CNBC, CNN, ZDTV, Bloomberg, CNET and WABC.

CUSTOMER SERVICE

    Customer service is a critical element of our marketing strategy. Because a large amount of our content is published online, we can interact with our readers much more easily than traditional print publications or broadcast media companies. In December 2000, for example, we had approximately 32,000 reader contacts, from a base of approximately 75,000 subscribers and additional readers in their 30-day free trials.

COMPETITION

    A number of financial news and information sources compete for consumers' and advertisers' attention and spending. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

    - online services or web sites focused on business, finance and investing, such as CNBC.com, CNNfn.com, The Wall Street Journal Interactive Edition, DowJones.com, Forbes.com, SmartMoney.com, Microsoft MSN MoneyCentral, The Motley Fool and CBS.MarketWatch.com;

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

    Our ability to compete depends on many factors, including the originality, timeliness, insightfulness and trustworthiness of our content and that of competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. See "Risk Factors--Intense Competition Could Reduce Our Market Share And Harm Our Financial Performance."

THESTREET.COM INTERNET SECTOR INDEX

    In conjunction with the Philadelphia Stock Exchange and the Susquehanna Investment Group, we created TheStreet.com Internet Sector Index, an index of 24 Internet companies. TheStreet.com Internet Sector Index has been mentioned or featured on prominent news outlets including THE NEW YORK TIMES, THE WALL STREET JOURNAL, THE LOS ANGELES TIMES and CNBC.

INFRASTRUCTURE, OPERATIONS & TECHNOLOGY

    TheStreet.com's technological infrastructure is built and maintained for reliability, security and flexibility. This infrastructure is hosted primarily at an Exodus Communications facility in Jersey City, New Jersey, which is equipped with a power supply that is intended to be uninterruptible.

    Our content-management system allows our stories to be prepared for publication in a number of output formats. This feature enables us to distribute our stories to multiple destinations economically. Our in-house subscription management system is based on technology provided by Art Technology Group and Clear Commerce and hosted at the Exodus facility. This system has allowed us to communicate automatically with readers during their free-trial periods and to make a wide variety of customized subscription offers available to potential subscribers.

    Our operations are dependent on our ability and that of Exodus to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks and other events beyond our control. See "Risk Factors--We Face A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Our Reputation."

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

EMPLOYEES

    As of December 31, 2000, we had 188 employees, of whom 77 worked in editorial, 49 in sales/ marketing, 44 in product development, and 18 in finance/administration. We have never had a work stoppage and none of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

GOVERNMENT REGULATION

    We are subject to governmental regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. In addition, we are increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied on the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws--such as consumer protection regulations--in connection with web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See "Risk Factors-Government Regulation and Legal Uncertainties Relating to the Web Could Increase Our Costs of Transmitting Data and Increase Our Legal and Regulatory Expenditures and Could Decrease Our Readership."

ITEM 2.  PROPERTIES

    Our principal administrative, sales, marketing, technology and editorial facilities currently reside in a facility encompassing approximately 70,000 square feet of office space on two floors in an office building on Wall Street in New York City, New York. Our West Coast bureau is located in approximately 3,200 square feet of office space in San Francisco, California. Our communications and network infrastructure is hosted at Exodus Communications in Jersey City, New Jersey.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq National Market under the symbol TSCM since our initial public offering on May 11, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the common stock as reported on the Nasdaq National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1999                                                            LOW        HIGH
- ----                                                          --------   --------
Second quarter (from May 11, 1999)..........................  25.0625    71.2500
Third quarter...............................................  15.1875    37.8750
Fourth quarter..............................................  14.0000    22.1875

2000
First quarter...............................................   9.3125    19.9375
Second quarter..............................................   5.7500     8.2500
Third quarter...............................................   4.4688     8.8750
Fourth quarter..............................................   1.6875     4.6250

    On March 30, 2001, the last reported sale price for our Common Stock was $3.125 per share.

HOLDERS

    The number of holders of record of our Common Stock on March 30, 2001 was 268, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDENDS

    There were no dividends or other distributions made by us during the fiscal year ended December 31, 2000. It is anticipated that cash dividends will not be paid to the holders of our Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data is qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 1998, 1999 and 2000, and the balance sheet data as of December 31, 1999 and 2000, are derived from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein. The balance sheet data as of December 31, 1996, 1997 and 1998 and the selected statement of operations data for the period from June 18, 1996 (inception) through December 31, 1996 and for the year ended December 31, 1997 has been derived from our audited financial statements which are not included herein.

                                    JUNE 18, 1996
                                     (INCEPTION)
                                       THROUGH       YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1996            1997           1998           1999           2000
                                    -------------   ------------   ------------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues from continuing
  operations: (see note a)
  Advertising & E-Commerce........     $    --         $   118       $  2,544       $  7,897       $ 13,180
  Subscription....................          --             321          1,686          4,550          8,334
  Other...........................          --             150            393          1,869          1,794
                                       -------         -------       --------       --------       --------
    Total net revenues............          --             589          4,623         14,316         23,308
Cost of revenues..................         298           1,147          3,955          9,378         13,070
                                       -------         -------       --------       --------       --------
    Gross profit (loss) from
      continuing operations.......        (298)           (558)           668          4,938         10,238
                                       -------         -------       --------       --------       --------
Operating expenses:
  Product development.............         469             402          2,346          5,837         12,115
  Sales and marketing.............         397           2,189          9,205         15,955         22,457
  General and administrative......         548           2,210          5,158         14,369         13,062
  Noncash compensation expense....          --              --             90          4,532          1,371
  Restructuring expense...........          --              --             --             --         17,576
                                       -------         -------       --------       --------       --------
Total operating expenses..........       1,414           4,801         16,799         40,693         66,581
                                       -------         -------       --------       --------       --------
Loss from continuing operations...      (1,712)         (5,359)       (16,131)       (35,755)       (56,343)
Interest expense (Income), net....          21             405            227         (4,188)        (5,595)
                                       -------         -------       --------       --------       --------
Loss from continuing operations
  before provision for income
  taxes...........................      (1,733)         (5,764)       (16,358)       (31,567)       (50,748)
Provision for income taxes........          --              --             --             95             --
                                       -------         -------       --------       --------       --------
Net loss from continuing
  operations......................      (1,733)         (5,764)       (16,358)       (31,662)       (50,748)
Loss from discontinued
  operations......................          --              --             --         (1,971)       (10,200)
Loss on disposal of discontinued
  operations......................          --              --             --             --         (1,003)
                                       -------         -------       --------       --------       --------
Net loss..........................     $(1,733)        $(5,764)      $(16,358)      $(33,633)      $(61,951)
                                       =======         =======       ========       ========       ========
Net loss per share--basic and
  diluted.........................     $ (0.29)        $ (0.95)      $  (2.13)      $  (1.73)      $  (2.37)
                                       =======         =======       ========       ========       ========
Weighted average basic and diluted
  shares outstanding..............       6,061           6,061          8,575         21,053         26,106
                                       =======         =======       ========       ========       ========

                                                                       DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1996       1997       1998       1999       2000
                                                   --------   --------   --------   --------   --------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash, cash equivalents and short term
  investments....................................   $   18     $  157    $24,612    $119,415   $72,160
  Working capital (deficit)......................     (253)    (1,343)    22,918     114,544    54,728
  Total assets...................................      305        911     27,581     143,550   100,408
  Long-term debt, less current maturities........    1,357      6,335         --          --        --
  Redeemable convertible preferred stock.........       --         --     21,107          --        --
  Total stockholders' equity (deficit)...........   (1,433)    (7,157)     2,417     111,414    71,380

- ------------------------

    (a) In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the operating results relating to the U.K. operations have been segregated from continuing operations. Prior years' amounts have been restated to conform to the current year presentation.

QUARTERLY FINANCIAL DATA:

                                             FIRST          SECOND         THIRD         FOURTH
                                            QUARTER        QUARTER        QUARTER       QUARTER
                                          ------------   ------------   -----------   ------------
Fiscal 2000
  Net revenue...........................  $  5,391,317   $  6,333,075   $ 5,313,895   $  6,269,732
  Gross profit..........................     2,015,170      2,882,872     1,897,814      3,442,059
  Net loss from continuing operations...   (10,346,005)   (10,813,313)   (7,301,294)   (22,286,557)
  Loss from discontinued operations.....    (3,536,793)    (3,009,862)   (2,329,343)    (2,327,527)
  Net loss..............................   (13,882,798)   (13,823,175)   (9,630,637)   (24,614,084)
  Net loss per share--basic and diluted
    Continuing operations...............  $      (0.41)  $      (0.42)  $     (0.28)  $      (0.81)
    Discontinued operations.............         (0.14)         (0.12)        (0.09)         (0.09)
                                          ------------   ------------   -----------   ------------
                                          $      (0.55)  $      (0.54)  $     (0.37)  $      (0.90)
                                          ============   ============   ===========   ============
Fiscal 1999
  Net revenue...........................  $  1,990,823   $  3,260,411   $ 3,948,042   $  5,116,923
  Gross profit..........................       386,566      1,183,745     1,389,965      1,977,303
  Net loss from continuing operations...    (7,176,548)    (6,828,807)   (7,415,195)   (10,241,691)
  Loss from discontinued operations.....            --             --      (406,484)    (1,564,712)
  Net loss..............................    (7,176,548)    (6,828,807)   (7,821,679)   (11,806,403)
  Net loss per share--basic and diluted
    Continuing operations...............  $      (0.64)  $      (0.38)  $     (0.30)  $      (0.41)
    Discontinued operations.............          0.00           0.00         (0.02)         (0.06)
                                          ------------   ------------   -----------   ------------
                                          $      (0.64)  $      (0.38)  $     (0.32)  $      (0.47)
                                          ============   ============   ===========   ============

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

OVERVIEW

    TheStreet.com was organized as a limited liability company in June 1996. In May 1998, we converted to a C corporation, incorporated in Delaware, and in May 1999, we completed our initial public offering. We are a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, books and conferences.

    As part of our strategy to diversify our sources of revenue, since January 2000 we have expanded our offerings by:

    - relaunching our formerly subscription-based THESTREET.COM web site as a completely free, advertising-supported web site;

    - launching a new subscription-based site called REALMONEY.COM;

    - acquiring an email newsletter publisher and a conference company;

    - introducing our first investing book, THESTREET.COM GUIDE TO SMART INVESTING IN THE INTERNET ERA, published by the Doubleday division of Random House Inc.; and

    - introducing a daily institutional fax product.

    We have developed a loyal audience of investors at various experience levels who turn to our product offerings for all their financial and investing information needs. In addition, we have important strategic relationships with leading companies in the media, technology and financial services sectors that also help us create brand awareness and increase subscription and advertising revenues. Our goal is to monetize and leverage our financial content across a variety of platforms.

RESULTS OF OPERATIONS

    In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the assets and liabilities of such discontinued operations are being liquidated as promptly as possible. The following information has been presented on a basis consistent with discontinued operations treatment. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 2000 AND 1999

NET REVENUES

    ADVERTISING & E-COMMERCE REVENUES. Advertising and e-commerce revenues increased to $13,179,530 for the twelve months ended December 31, 2000, as compared to $7,897,044 for the twelve months ended December 31, 1999. This increase is primarily due to a 156% increase in page views, to 512.3 million, as compared to 200.3 million, resulting in higher sales of Internet sponsorship, banner and e-mail advertisements, partially offset by a 35% reduction in the revenue per 1,000 page views. For the twelve months ended December 31, 2000, 56% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 75% for the twelve months ended December 31, 1999. The number of our advertisers for the twelve months ended December 31, 2000 was 237, as compared to 173 for the twelve months ended December 31, 1999. For the twelve months ended

December 31, 2000, our top five advertisers accounted for approximately 26% of our total advertising and e-commerce revenues, as compared to approximately 36% for the twelve months ended December 31, 1999.

    SUBSCRIPTION REVENUES. Subscription revenues increased to $8,333,666 for the twelve months ended December 31, 2000, as compared to $4,549,924 for the twelve months ended December 31, 1999. On June 16, 2000, we relaunched our formerly subscription-based THESTREET.COM web site as a completely free, advertising-supported web site. In addition, we launched a new subscription-based site, REALMONEY.COM. Subscribers to THESTREET.COM were automatically converted to REALMONEY.COM subscriptions. The increase in subscription revenues is primarily the result of the growth in our subscriber base, as well as an increase in our subscription price. For the twelve months ended December 31, 2000, approximately 80% of our net subscription revenue was derived from annual subscriptions, as compared to 75% for the twelve months ended December 31, 1999. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the twelve months ended December 31, 2000, cancellation chargebacks and refunds accounted for approximately 8% of total subscription revenues, as compared to approximately 4% for the twelve months ended December 31, 1999.

    OTHER REVENUES. Other revenues decreased to $1,794,823 for the twelve months ended December 31, 2000, as compared to $1,869,231 for the twelve months ended December 31, 1999. This decrease is primarily the result of the absence of a one-time consulting services arrangement in April 1999 related to content syndication, and lower revenues from TheStreet.com television show, partially offset by BiGFiSH conference related revenue, and increased barter arrangements with online and print media companies.

COST OF REVENUES

    Cost of revenues increased to $13,070,104 for the twelve months ended December 31, 2000, as compared to $9,378,620 for the twelve months ended December 31, 1999. This increase is primarily the result of additional salaries and related expenses incurred as a result of the growth of our editorial staff prior to our work force reduction in November 2000, the number of research tools made available to our subscribers, and higher rates paid to outside contributors.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses increased to $12,114,848 for the twelve months ended December 31, 2000, as compared to $5,837,169 for the twelve months ended December 31, 1999. This increase is primarily the result of costs related to the expansion of our capacity to handle the increase in traffic following the conversion of our subscription-based THESTREET.COM to a completely free, advertising-supported web site, accompanied by a new, subscription-based site, as well as higher salaries and related expenses as a result of a growth in our technology and product development departments, which includes technology staff for ipoPros.com, Inc.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses increased to $22,457,462 for the twelve months ended December 31, 2000, as compared to $15,954,750 for the twelve months ended December 30, 1999. This increase is primarily the result of costs associated with an advertising campaign designed to drive traffic to our free, advertising-supported site, increased costs associated with content distribution deals, additional salaries and related expenses incurred within our sales and marketing departments.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative costs decreased to $13,061,589 for the twelve months ended December 31, 2000, as compared to $14,369,583 for the twelve months ended December 31, 1999. This decrease is primarily the result of costs associated with employee benefits and computer services being allocated to operating departments, the absence of moving costs that were incurred in 1999 as a result of moving our offices, reduced professional fees, equipment rental, and recruiting fees, partially offset by additional costs to support the growth of our business, such as occupancy costs and administrative salaries and related expenses. General and administrative expenses for the twelve months ended December 31, 2000 include goodwill amortization of $759,453 related to the acquisition of ipoPros.com, Inc. in December 1999 and BiGFiSH Management, Inc. in May 2000.

NONCASH COMPENSATION EXPENSE

    In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense was $1,370,689 for the twelve months ended December 31, 2000. The remaining noncash compensation expense beyond the year 2000 is currently estimated to be $2.1 million.

RESTRUCTURING EXPENSES

    During the year ended December 31, 2000, we recorded restructuring expenses of $17,575,522, consisting of approximately $0.5 million for headcount reductions, approximately $3.7 million for consolidation of facilities and reduction in non-performing assets, and approximately $13.4 million for the extinguishments of certain marketing and technology related contracts. These restructuring and other related charges were taken to align our cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The plan resulted in approximately a 20% headcount reduction throughout the organization.

    Total cash outlay for the restructuring will be approximately $5.6 million. The remaining $12 million of restructuring related costs consists of non-cash charges including the write off of certain assets. As of the end of fiscal 2000, approximately $0.5 million of cash was used for restructuring. The remaining cash outlay primarily relates to consolidation and extinguishments of certain contracts, and is expected to occur over the next 12 months.

INTEREST INCOME

    For the twelve months ended December 31, 2000, interest income was $5,595,026, as compared to $4,188,301 for the twelve months ended December 31, 1999. This increase is primarily the result of interest earned on the net proceeds from the IPO for the entire year of 2000 as compared to a partial period in 1999.

DISCONTINUED OPERATIONS

    In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the assets and liabilities of the discontinued operations are being liquidated as promptly as possible. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

    For the twelve months ended December 31, 2000, loss from discontinued operations was $10,199,945, as compared to $1,971,196 for the twelve months ended December 31, 1999. For the twelve months ended December 31, 2000, loss on disposal of discontinued operations was $1,003,580.

The loss on disposal of discontinued operations includes actual losses from the date the Board of Directors resolved to discontinue the operations, plus a provision for additional future costs to be incurred to complete the liquidation process.

    As of December 31, 2000, the book value of the remaining current assets of the discontinued operations was $1,841,980, and the book value of the remaining non-current assets was $426,218.

COMPARISON OF FISCAL YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES

    ADVERTISING AND E-COMMERCE REVENUES. Advertising and e-commerce revenues increased to $7,897,044 for the twelve months ended December 31, 1999, as compared to $2,544,409 for the twelve months ended December 31, 1998. This increase is primarily due to an increase in our sales of sponsorship, banner, and email advertisements. For the twelve months ended December 31, 1999 and 1998, the majority of our advertising and e-commerce revenues were derived from sponsorship contracts. For the twelve months ended December 31, 1999, the top five advertisers accounted for approximately 36% of our advertising and e-commerce revenue, compared with approximately 65% for the twelve months ended December 31, 1998.

    SUBSCRIPTION REVENUES. Net subscription revenues increased to $4,549,924 for the twelve months ended December 31, 1999, as compared to $1,685,446 for the twelve months ended December 31, 1998. This increase is primarily the result of the growth in our subscriber base. For the twelve months ended December 31, 1999, approximately 75% of our net subscription revenue was derived from annual subscriptions, while cancellation chargebacks and refunds accounted for approximately 4% of total subscription revenues.

    OTHER REVENUES. Other revenues increased to $1,869,231 for the twelve months ended December 31, 1999, as compared to $393,511 for the twelve months ended December 31, 1998. For the twelve months ended December 31, 1999, other revenues consisted primarily of hosting and new syndication arrangements with online and print media companies, barter revenues, revenues from TheStreet.com television show, and revenues from one-time consulting services related to content syndication. For the twelve months ended December 31, 1998, other revenues were mainly derived from a syndication and hosting partnership with ABCNEWS.com and Starwave (an affiliate of ABCNEWS.com). As part of this arrangement, we agreed to syndicate a portion of our news content to ABCNEWS.com in return for technology and hosting services from Starwave. This arrangement ceased after our internal subscription management system became operational in late May 1999. Barter revenue recognized during 1999 and 1998 was $893,000 and $31,000, respectively. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of the placement.

COST OF REVENUES

    Cost of revenues increased to $9,378,620 for the twelve months ended December 31, 1999, as compared to $3,955,270 for the twelve months ended December 31, 1998. This increase is primarily due to the growth of our editorial staff to 102 as of December 31, 1999, as compared to 53 as of December 31, 1998. In addition, we have experienced an increase in the number of outside contributors, data service fees for editorial research, and the number of new research tools made available to our subscribers.

PRODUCT DEVELOPMENT EXPENSES

    Product development expenses increased to $5,837,169 for the twelve months ended December 31, 1999, as compared to $2,346,354 for the twelve months ended December 31, 1998. This increase is primarily due to new product development initiatives, increased expenses for contract programmers and developers, and an increase in the headcount to 45 employees as of December 31, 1999 from 13 as of December 31, 1998.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses increased to $15,954,750 for the twelve months ended December 31, 1999, as compared to $9,204,711 for the twelve months ended December 31, 1998. This increase is primarily due to an increase in headcount to 59 as of December 31, 1999 from 27 as of December 31, 1998, an increase in print advertising, and increased content distribution fees.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative costs increased to $14,369,583 for the twelve months ended December 31, 1999, as compared to $5,158,158 for the twelve months ended December 31, 1998. This increase is primarily the result of an increase in headcount to 19 as of December 31, 1999 from 7 as of December 31, 1998, as well as additional costs to support the growth of our business such as occupancy costs, moving expenses, professional service fees, insurance costs and equipment depreciation.

NONCASH COMPENSATION EXPENSE

    During 1998 and the first six months of 1999, we granted options to purchase shares of common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense over the period that these specific options vest. For the twelve months ended December 31, 1999, we recorded $4,531,869 in noncash compensation expense related to these options, as compared to $90,000 for the twelve months ended December 31, 1998. The 1999 expense includes noncash compensation recognized in connection with Kevin English's departure from the Company on November 5, 1999.

INTEREST INCOME (EXPENSE) NET

    For the twelve months ended December 31, 1999, interest income was $4,188,301, primarily due to interest earned on both the cash proceeds from our initial public offering and funds contributed by private equity investors in TheStreet.co.uk. For the twelve months ended December 31, 1998, interest expense on loans from founders of the TheStreet.com, L.L.C. was $388,747. In May 1998, the loans and remaining accrued interest were converted into equity when TheStreet.com, L.L.C. converted into TheStreet.com, Inc. For the twelve months ended December 31, 1998, interest income was $161,423, primarily due to interest earned on the cash proceeds from a private placement in May 1998.

INCOME TAXES

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

LIQUIDITY AND CAPITAL RESOURCES

    We currently invest in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of less than one year, with the intent that such funds easily be made available for operating purposes. As of December 31, 2000, our cash, cash equivalents, and short-term investments amounted to $72,160,325, representing 72% of our total assets.

    Cash used in operating activities of $44,237,280 for the twelve months ended December 31, 2000 was primarily due to a net loss of $61,950,694, offset by noncash charges and increases in restructuring reserve, deferred revenue, other current liabilities, and decreases in other receivables, partially offset by increases in accounts receivable, prepaid expenses and other current assets, other assets, and a decrease in accounts payable and accrued expenses.

    Cash used in investing activities of $24,533,093 for the twelve months ended December 31, 2000 consisted primarily of the net purchases of short-term and long-term investments, capital expenditures, and the purchase of a minority interest in TheStreet.com (Europe) Ltd. Capital expenditures have generally consisted of purchases of computer hardware related to increasing our capacity and enhancing our web sites.

    Cash provided by financing activities of $6,849,505 for the twelve months ended December 31, 2000 was the result of proceeds from the issuance of common stock.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

                                  RISK FACTORS

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

WE HAVE A HISTORY OF LOSSES, AND ALTHOUGH WE HAVE DIVERSIFIED OUR SOURCES OF REVENUE, POTENTIAL FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAKE FINANCIAL FORECASTING DIFFICULT

    As of December 31, 2000, we had an accumulated deficit of $109.6 million. We have not achieved profitability and expect to continue to incur net losses in 2001. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

    As part of our strategy to diversify our sources of revenue, since January 2000 we have expanded our offerings by:

    - relaunching our formerly subscription-based THESTREET.COM web site as a completely free, advertising-supported web site;

    - launching a new subscription-based site called REALMONEY.COM;

    - acquiring an email newsletter publisher and a conference company;

    - introducing our first investing book, THESTREET.COM GUIDE TO SMART INVESTING IN THE INTERNET ERA, published by the Doubleday division of Random House Inc.; and

    - introducing a daily institutional fax product.

    We have developed a loyal audience of investors at various experience levels who turn to our product offerings for all their financial and investing information needs. In addition, we have important strategic relationships with leading companies in the media, technology and financial services sectors that also help us create brand awareness and increase subscription and advertising revenues. Our goal is to monetize and leverage our financial content across a variety of platforms. However, we cannot assure you that these and other initiatives will result in increases in revenues sufficient to enable us to achieve profitability. In such an event, the price of our common stock is likely to decrease.

    We recently announced our goal of becoming EBITDA-positive by the end of 2001. However, we cannot assure you that we will be able to achieve this goal. EBITDA, defined as operating income before depreciation and amortization is one of the primary measures we use to evaluate performance. We believe that EBITDA is an appropriate measure of evaluating our operations. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

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

WE MAY HAVE DIFFICULTY SELLING OUR ADVERTISING INVENTORY, A SIGNIFICANT PORTION OF WHICH IS CONCENTRATED AMONG OUR TOP ADVERTISERS

    The market for online advertising sales has significantly softened in the last few months. Both traditional and new media advertisers are scaling back their online media budgets. In addition, seasonal fluctuations in the markets for consumer products cause advertisers to generally place fewer advertisements during the first and third calendar quarters of each year. As a result, many advertising supported web sites are experiencing difficulty selling their available inventories and maintaining their rate structures. Although we believe that our network of sites and corresponding demographic profiles will continue to enable us to maintain our high sell-through, we expect that our overall advertising rates will decrease as a result of increased inventory. Additionally, we have entered into headline indexing and content distribution agreements with a variety of Internet portals and content providers to distribute our news and headlines to their users, thus driving potential readers to our web sites. We believe that these arrangements will continue to provide a cost-effective way to increase our unique visitors and page view inventory. However, our actual traffic is subject to a variety of factors, including seasonal fluctuations in financial news consumption and overall online usage that generally cause weakness in the first and third calendar quarters of each year, technical difficulties associated with the implementation and ongoing delivery of the news distribution arrangements, and editorial policy changes by our partners. If we are unable to attract significantly increased traffic and advertising revenues under this strategy, our business, results of operations and financial condition could be materially adversely affected.

    In the fourth quarter of 2000, our top five advertisers accounted for approximately 35% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

WE MAY HAVE DIFFICULTY RETAINING CURRENT SUBSCRIBERS

    We continue to seek to retain our current subscribers and to attract new subscribers. As of December 31, 2000, we had approximately 75,000 paid subscribers, including both retail and corporate, down from approximately 109,000 when we launched our free site. We believe we have significantly enhanced our subscription offerings to differentiate them from the free financial news web sites that are widely available on the web, including on our own free site. However, given the availability of such free financial information, we may not be able to retain our current subscribers and attract additional subscribers in a cost-effective manner. If our subscription base declines more than we anticipate or our cost of subscriber acquisition increases, our business, results of operations and financial condition could be materially adversely affected.

DIFFICULTIES IN DEVELOPING NEW AND ENHANCED PRODUCTS AND SERVICES COULD HARM OUR
  BUSINESS

    We intend to introduce additional and enhanced products and services in order to retain our current readers and attract new readers. If we introduce a product or service that is not favorably received, our current readers may choose a competitive service over ours. We may also experience difficulties that could delay or prevent us from introducing new products and services, or the new products or services we introduce could contain errors that are discovered after they are introduced. In some cases, we are dependent on third parties, including software companies, application service providers and technology consulting firms, to help us develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to us on schedule or if the technology developed by them for our use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect our business, results of operations and financial condition.

UNFORESEEN DEVELOPMENT DIFFICULTIES MAY HINDER OUR EFFORTS

    We have significantly enhanced our design and our technological infrastructure to further improve our sites and to accommodate the expected increase in traffic, and intend to continue such development activities. However, unforeseen development difficulties could prevent us from implementing such improvements or cause the costs to implement such improvements, including design, technology and related costs, to be higher than anticipated.

    In the past, we have experienced significant spikes in traffic on our web sites when there have been important financial news events. In addition, the number of our readers has continued to increase over time and we expect our reader base to increase over time since our main site has been converted to a totally free site. Accordingly, our web sites must accommodate a high volume of traffic, often at unexpected times. Although we have upgraded and continue to upgrade our systems, our web sites have in the past, and may in the future, experience publishing problems, slower response times than usual or other problems for a variety of reasons. These occurrences could cause our readers to perceive our web sites as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, our business, results of operations and financial condition could be materially adversely affected.

WE FACE A RISK OF SYSTEM FAILURE THAT MAY RESULT IN REDUCED TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION

    Our ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our site depends on the efficient and uninterrupted operation of a third-party system. In
February 2000, our Internet-hosting agreement with Exodus Communications, Inc. was renewed, and we currently continue to maintain all of our production servers at Exodus's New Jersey data center. Our operations depend on the ability of Exodus to protect its own systems and our systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to our web sites provided by Exodus could materially adversely affect our business, results of operations and financial condition. Our own internal systems and operations, as well as those of Exodus, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and our relations with our advertisers and e-commerce partners.

    Like most web sites, we may be vulnerable to computer viruses, physical or electronic break-ins and other deliberate attempts to disrupt our technological operations, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. Our insurance policies may not adequately compensate us for any losses that we may incur because of any failures in our system or interruptions in our delivery of content. Our business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays our operations.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

    Our future success depends upon our ability to attract and retain key personnel, including executives, editors, writers, and technology personnel. Only a few of our key employees are bound by employment or non-competition agreements. The loss of one or more of our key personnel, or our inability to attract replacements with appropriate expertise, could materially adversely affect our business, results of operations and financial condition.

INTENSE COMPETITION COULD REDUCE OUR MARKET SHARE AND HARM OUR FINANCIAL
  PERFORMANCE

    A number of financial news and information sources compete for consumers' and advertisers' attention and spending. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

    - online services or web sites focused on business, finance and investing, such as CBS.MarketWatch.com, CNBC.com, CNNfn.com, The Wall Street Journal Interactive Edition, The New York Times on the Web, DowJones.com, SmartMoney.com, Microsoft MSN MoneyCentral and The Motley Fool;

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

    Our ability to compete depends on many factors, including the originality, timeliness, insightfulness and trustworthiness of our content and that of our competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

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

ANY FAILURE OF OUR INTERNAL SECURITY MEASURES OR BREACH OF OUR PRIVACY PROTECTIONS COULD CAUSE US TO LOSE USERS AND SUBJECT US TO LIABILITY

    Users who subscribe to one of our subscription-based web sites are required to furnish certain personal information (including name, email address and credit card information), which we use to administer our services. Although we no longer need credit-card information to process subscription payments for our main site now that it has converted to a free site, we continue to gather credit card information for the subscription-based sites in our network. Additionally, we recently implemented a registration system that will collect certain information (although not payment information) from users of our free main site who wish to gain access to certain features of our site. If the security measures that we use to protect personal information are ineffective, we may lose users and our business may be harmed. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. We cannot predict whether technological developments or human error could allow these security measures to be circumvented. We may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If we are not able to prevent all security breaches, our business, results of operations and financial condition could be materially adversely affected.

    Our users depend on us to keep their personal information private and to not disclose it to third parties. We therefore maintain a privacy policy, under which, with certain limited exceptions, we will not disclose to any third parties any personal information about our subscribers or other users. We have retained the ability to modify the privacy policy at any time. If our users perceive that we are not protecting their privacy, our business, results of operations and financial condition could be materially adversely affected.

DIFFICULTIES ASSOCIATED WITH OUR BRAND DEVELOPMENT MAY HARM OUR ABILITY TO ATTRACT SUBSCRIBERS AND READERS

    We believe that maintaining and growing awareness about the THESTREET.COM brand is an important aspect of our efforts to continue to attract users. The importance of brand recognition will increase in the future because of the growing number of web sites providing financial news and information. The new site that we have introduced, REALMONEY.COM, and those that we have acquired, do not have widely recognized brands, and we will need to increase awareness of these brands among potential users. Although our efforts to build brand awareness have been successful to date, they may not be cost effective or successful in the future in reaching potential users, and some potential users may not be receptive to our advertising campaign or other efforts. Accordingly, we cannot assure you that such efforts will be successful in raising awareness of THESTREET.COM brand or in persuading potential users to visit our sites.

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

    We may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information we publish on our web sites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our web sites through links to other web sites. We have stock ticker-based message boards that allow users to post comments about individual stocks. We undertake no obligation to moderate these message boards, and potential liability for providers of message board services has not yet been well established. We may choose to allow our editorial staffers or outside contributors to post on our boards, thus increasing our potential liability. Our insurance may not adequately protect us against these claims.

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

    - security and privacy concerns;

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

A GENERAL DECLINE IN ONLINE ADVERTISING COULD HARM OUR BUSINESS

    Our future success is highly dependent on an increase in the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain and its growth in recent months has slowed significantly. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of our current and potential web publisher customers have little experience in generating revenue from the sale of advertising space on their web sites. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

    We also derive advertising revenues from email services, which exposes us to potential liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, privacy violations or interruptions or delays in email service. Any allegation of impropriety or any successful claim could materially adversely affect our business, results of operations and financial condition.

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

    Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of e-commerce transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. The governments of other states or foreign countries might attempt to regulate our transmissions or levy sales or other taxes relating to our activities. These regulations, if imposed, could increase the cost of transmitting data over the web.

    In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. Our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

    The interpretation and application of existing securities laws to web-based financial news providers, including laws governing investment advisors, investment companies and broker/dealers, by the Securities and Exchange Commission and state securities regulators, is a developing area. If, as this area matures, our activity is interpreted as subjecting us to regulation, we could be subject to liability, and our business, results of operations and financial condition could be materially and adversely affected.

    We are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws which limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit information. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, for us and our clients. The U.S. federal and various state governments have been investigating certain Internet companies regarding their use of personal information and have recently proposed limitations on the collection and use of information regarding Internet users. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain information from users in Europe. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect our business, financial condition or results of operations. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web sites or otherwise materially adversely affect our business.

    Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy apply to the Internet and Internet advertising.

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

VOLATILITY OF OUR STOCK PRICE COULD ADVERSELY AFFECT OUR STOCKHOLDERS

    The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of our stock has been and may continue to be subject to wide fluctuations. From
January 1, 2000 through December 31, 2000, the closing sale price of our common stock on the Nasdaq National Market ranged from $19.9375 to $1.6875. As of March 30, 2001, the closing sale price was $3.125. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2001, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Consolidated Financial Statements:
      See Index to Consolidated Financial Statements on page F-1.

    2.  Consolidated Financial Statement Schedules:
       See Index to Consolidated Financial Statements on page F-1.

    3.  Exhibits:

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

       EXHIBIT
       NUMBER           DESCRIPTION
- ---------------------   -----------
                 *3.1   Amended and Restated Certificate of Incorporation

                **3.2   Amended and Restated Bylaws

                 *4.1   Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the
                        stockholders named therein.

                 *4.2   TheStreet.com Rights Agreement

                  4.3   Amendment No. 1, dated as of August 7, 2000, to Rights
                        Agreement

                **4.4   Amended and Restated 1998 Stock Incentive Plan

                  4.5   Amended and Restated 1998 Stock Incentive Plan, dated as of
                        July 12, 2000

                +10.1   Securities Purchase Agreement, dated August 7, 2000

               ++10.2   Share Purchase Agreement, dated November 16, 2000

- ------------------------

* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

+ Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated August 7, 2000.

++ Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K, dated November 16, 2000.

(b)  Reports on Form 8-K

    1. The Company filed a Current Report on Form 8-K, dated August 7, 2000, reporting under Item 5 thereof the execution of a Securities Purchase Agreement with Go2Net, Inc. ("Go2Net") and Vulcan Ventures Inc. ("Vulcan") pursuant to which, among other things, the Company sold to each of Go2Net and Vulcan 670,167 shares of its common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, the Company granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of the Company's shares of common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option is exercisable for six months from the issuance date.

    2. The Company filed a Current Report on Form 8-K, dated November 16, 2000, reporting under Item 5 thereof the execution of a Share Purchase Agreement with Chase Equity Associates L.P. ("Chase") and the other shareholders (together with Chase, the "Investors") of TheStreet.com (Europe) Limited ("TSC Europe"), the Company's U.K. subsidiary, pursuant to which, among other things, the Company purchased the 2,550,000 shares of TSC Europe held by the Investors for an aggregate consideration of $3,000,000 in cash and 1,250,000 shares of the Company's common stock. In connection with this transaction, the Investment Agreement, dated September 11, 1999, among the Company and the Investors, was terminated. The Investment Agreement contained, among other things, a provision pursuant to which, in the event of a change of control of the Company, the Investors had the right to require the Company to purchase their shares in TSC Europe for an aggregate consideration of $34 million, increasing to $42 million after September 11, 2001. This right, with certain exceptions, would have remained in effect indefinitely.

    3. The Company filed a Current Report on Form 8-K, dated December 20, 2000, reporting under Item 5 thereof the acquisition of substantially all of the assets and the assumption of certain liabilities of SmartPortfolio.com, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THESTREET.COM, INC.


Dated: March 30, 2001

                                                       By:          /s/ THOMAS J. CLARKE, JR.
                                                            -----------------------------------------
                                                                      Thomas J. Clarke, Jr.
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ THOMAS J. CLARKE, JR.
     -------------------------------------------       Chief Executive Officer and     March 30, 2001
                Thomas J. Clarke, Jr.                    Director

                /s/ LISA A. MOGENSEN
     -------------------------------------------       Chief Financial Officer         March 30, 2001
                  Lisa A. Mogensen

                /s/ RICHARD BROITMAN
     -------------------------------------------       Controller                      March 30, 2001
                  Richard Broitman

                   /s/ FRED WILSON
     -------------------------------------------       Chairman of the Board           March 30, 2001
                     Fred Wilson

                  /s/ JERRY COLONNA
     -------------------------------------------       Director                        March 30, 2001
                    Jerry Colonna

                 /s/ JAMES J. CRAMER
     -------------------------------------------       Director                        March 30, 2001
                   James J. Cramer

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
              /s/ EDWARD F. GLASSMEYER
     -------------------------------------------       Director                        March 30, 2001
                Edward F. Glassmeyer

                   /s/ DAVE KANSAS
     -------------------------------------------       Director                        March 30, 2001
                     Dave Kansas

                /s/ DOUGLAS MCINTYRE
     -------------------------------------------       Director                        March 30, 2001
                  Douglas McIntyre

                  /s/ MARTIN PERETZ
     -------------------------------------------       Director                        March 30, 2001
                    Martin Peretz

                              THESTREET.COM, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................    F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2000, 1999 and 1998......    F-5
Consolidated Statements of Cash Flow for the Years Ended
  December 31, 2000, 1999 and 1998..........................    F-6
Notes to Consolidated Financial Statements..................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TheStreet.com, Inc.:

    We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (a Delaware corporation) and subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheStreet.com, Inc. and subsidiary as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
February 2, 2001

                              THESTREET.COM, INC.

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................    $  46,339,561        $108,239,811
  Short-term investments....................................       25,820,764          11,175,322
  Accounts receivable, net of allowance for doubtful
    accounts of $749,159 and $300,000 as of December 31,
    2000 and December 31, 1999, respectively................        4,009,132           2,467,164
  Other receivables.........................................          707,266           1,866,148
  Receivable from related party.............................          160,000             100,000
  Prepaid expenses and other current assets.................        2,881,815           2,220,735
  Net current assets of discontinued operations.............        1,841,980           2,542,336
                                                                -------------        ------------
    Total current assets....................................       81,760,518         128,611,516
Property and equipment, net of accumulated depreciation and
  amortization of $3,165,598 and $581,603 as of December 31,
  2000 and December 31, 1999, respectively..................       10,278,567           7,412,742
Other assets................................................          779,559             324,500
Goodwill and intangibles, net of accumulated amortization of
  $50,000 and $0 as of December 31, 2000 and December 31,
  1999, respectively........................................        4,913,386           2,078,349
Long-term investment........................................        2,250,000           2,250,000
Non-current assets of discontinued operations...............          426,218           2,873,128
                                                                -------------        ------------
    Total assets............................................    $ 100,408,248        $143,550,235
                                                                =============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable..........................................    $   3,118,661        $  4,290,538
  Accrued expenses..........................................       12,266,857           6,675,541
  Restructuring reserve.....................................        6,485,125                  --
  Deferred revenue..........................................        3,896,884           2,858,945
  Other current liabilities.................................        1,264,607             242,456
                                                                -------------        ------------
    Total current liabilities...............................       27,032,134          14,067,480
Deferred rent...............................................        1,995,645           2,182,100
Minority interest...........................................               --          15,886,741
                                                                -------------        ------------
Total liabilities...........................................       29,027,779          32,136,321
                                                                -------------        ------------
STOCKHOLDERS' EQUITY:
  Preferred stock; $0.01 par value; 10,000,000 shares
    authorized; none issued and outstanding.................               --                  --
  Common stock; $0.01 par value; 100,000,000 shares
    authorized; 28,074,483 and 25,248,434 shares issued and
    outstanding at December 31, 2000 and December 31, 1999,
    respectively............................................          280,745             252,484
  Additional paid-in capital................................      182,888,343         174,363,323
  Deferred compensation.....................................       (2,149,572)         (5,450,860)
  Advertising receivable....................................               --         (10,042,062)
  Accumulated comprehensive income..........................               --             (20,618)
  Accumulated deficit.......................................     (109,639,047)        (47,688,353)
                                                                -------------        ------------
    Total stockholders' equity..............................       71,380,469         111,413,914
                                                                -------------        ------------
    Total liabilities and stockholders' equity..............    $ 100,408,248        $143,550,235
                                                                =============        ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              THESTREET.COM, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Net revenues:
  Advertising & e-commerce revenues.................  $ 13,179,530   $  7,897,044   $  2,544,409
  Subscription revenues.............................     8,333,666      4,549,924      1,685,446
  Other revenues....................................     1,794,823      1,869,231        393,511
                                                      ------------   ------------   ------------
    Total net revenues..............................    23,308,019     14,316,199      4,623,366
Cost of revenues....................................    13,070,104      9,378,620      3,955,270
                                                      ------------   ------------   ------------
    Gross profit....................................    10,237,915      4,937,579        668,096
                                                      ------------   ------------   ------------
Operating expenses:
  Product development expenses......................    12,114,848      5,837,169      2,346,354
  Sales and marketing expenses......................    22,457,462     15,954,750      9,204,711
  General and administrative expenses...............    13,061,589     14,369,583      5,158,158
  Noncash compensation expense......................     1,370,689      4,531,869         90,000
  Restructuring expenses............................    17,575,522             --             --
                                                      ------------   ------------   ------------
    Total operating expenses........................    66,580,110     40,693,371     16,799,223
                                                      ------------   ------------   ------------
    Loss from continuing operations.................   (56,342,195)   (35,755,792)   (16,131,127)
Interest expense....................................            --             --       (388,747)
Interest income.....................................     5,595,026      4,188,301        161,423
                                                      ------------   ------------   ------------
    Loss from continuing operations before provision
      for income taxes..............................   (50,747,169)   (31,567,491)   (16,358,451)
Provision for income taxes..........................            --         94,750             --
                                                      ------------   ------------   ------------
    Net loss from continuing operations.............   (50,747,169)   (31,662,241)   (16,358,451)
Discontinued operations:
  Loss from discontinued operations.................   (10,199,945)    (1,971,196)            --
  Loss on disposal of discontinued operations.......    (1,003,580)            --             --
                                                      ------------   ------------   ------------
    Net loss........................................  $(61,950,694)  $(33,633,437)  $(16,358,451)
                                                      ============   ============   ============
Net loss per share--basic and diluted:
  Continuing operations.............................  $      (1.94)  $      (1.64)  $      (2.13)
  Discontinued operations...........................         (0.39)         (0.09)            --
  Disposal of discontinued operations...............         (0.04)            --             --
                                                      ------------   ------------   ------------
Net loss............................................  $      (2.37)  $      (1.73)  $      (2.13)
                                                      ============   ============   ============
Weighted average basic and diluted shares
  outstanding.......................................    26,105,610     21,052,614      8,575,128
                                                      ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

                                 THESTREET.COM
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                               COMMON STOCK             SERIES A              SERIES C
                                                           ---------------------   -------------------   -------------------
                                                                          PAR                   PAR                   PAR
                                                             SHARES      VALUE      SHARES     VALUE      SHARES     VALUE
                                                           ----------   --------   --------   --------   --------   --------
Balance at December 31, 1997.............................   6,060,606   $ 60,606      1,500    $   15      1,500      $15
Issuance of common stock.................................     181,818      1,818         --        --         --       --
Capital contribution.....................................          --         --         --        --         --       --
Net loss from January 1, 1998 through May 7, 1998........          --         --         --        --         --       --
Termination of LLC.......................................          --         --         --        --         --       --
Conversion of debt to equity.............................          --         --    116,941     1,169         --       --
Net proceeds from private placement in May 1998..........   3,418,333     34,183         --        --         --       --
Net Proceeds from Private Placement in December 1998.....   4,072,778     40,728         --        --         --       --
Recognition of deferred compensation.....................          --         --         --        --         --       --
Noncash compensation expense.............................          --         --         --        --         --       --
Accretion of redeemable convertible series B preferred
  stock to redemption value..............................          --         --         --        --         --       --
Exercise of options......................................      30,303        303         --        --         --       --
Preferred stock dividends................................          --         --         --        --         --       --
Net loss from May 8, 1998 through December 31, 1998......          --         --         --        --         --       --
                                                           ----------   --------   --------    ------     ------      ---
Balance at December 31, 1998.............................  13,763,838    137,638    118,441     1,184      1,500       15
Issuance of common stock from initial public offering and
  conversion of Series A, B and C preferred stock........   6,325,000     63,250   (118,441)   (1,184)    (1,500)     (15)
Issuance of common stock for acquisition.................      97,403        974         --        --         --       --
Issuance of common stock for advertising receivables and
  cash...................................................   1,320,901     13,209         --        --         --       --
Accretion of redeemable convertible series B preferred
  stock to redemption value..............................   2,746,088     27,461         --        --         --       --
Recognition of deferred compensation.....................          --         --         --        --         --       --
Exercise of options......................................     995,204      9,952         --        --         --       --
Preferred stock dividends................................          --         --         --        --         --       --
Noncash advertising expense..............................          --         --         --        --         --       --
Noncash compensation expense.............................          --         --         --        --         --       --
Other comprehensive (loss) -- foreign currency
  translation............................................          --         --         --        --         --       --
Net loss.................................................          --         --         --        --         --       --
                                                           ----------   --------   --------    ------     ------      ---
Balance at December 31, 1999.............................  25,248,434    252,484         --         0         --        0
Issuance of common stock for acquisition.................      42,107        422         --        --         --       --
Issuance of common stock and warrants for cash...........   1,340,334     13,403         --        --         --       --
Issuance of common stock related to discontinued
  operations.............................................   1,250,000     12,500         --        --         --       --
Exercise of options......................................     193,608      1,936         --        --         --       --
Noncash advertising expense..............................          --         --         --        --         --       --
Restructuring expense....................................          --         --         --        --         --       --
Noncash compensation expense:
  Compensation expense...................................          --         --         --        --         --       --
  Decrease due to resignations...........................          --         --         --        --         --       --
  UK compensation expense................................          --         --         --        --         --       --
Other comprehensive income -- foreign currency
  translation............................................          --         --         --        --         --       --
Net loss.................................................          --         --         --        --         --       --
                                                           ----------   --------   --------    ------     ------      ---
Balance at December 31, 2000.............................  28,074,483   $280,745         --    $    0         --      $ 0
                                                           ==========   ========   ========    ======     ======      ===


                                                            ADDITIONAL
                                                             PAID IN       ACCUMULATED     ACCUMULATED OTHER      DEFERRED
                                                             CAPITAL         DEFICIT      COMPREHENSIVE LOSS    COMPENSATION
                                                           ------------   -------------   -------------------   ------------
Balance at December 31, 1997.............................  $    280,364   $  (7,497,843)  $                0    $         0
Issuance of common stock.................................         3,637              --                   --             --
Capital contribution.....................................       375,000              --                   --             --
Net loss from January 1, 1998 through May 7, 1998........            --      (5,317,171)                  --             --
Termination of LLC.......................................   (12,815,014)     12,815,014                   --             --
Conversion of debt to equity.............................    11,692,786              --                   --             --
Net proceeds from private placement in May 1998..........     2,700,483              --                   --             --
Net Proceeds from Private Placement in December 1998.....    12,177,606              --                   --             --
Recognition of deferred compensation.....................     1,668,000              --                   --     (1,668,000)
Noncash compensation expense.............................            --              --                   --         90,000
Accretion of redeemable convertible series B preferred
  stock to redemption value..............................      (481,270)             --                   --             --
Exercise of options......................................           606              --                   --             --
Preferred stock dividends................................       747,001      (1,451,359)                  --             --
Net loss from May 8, 1998 through December 31, 1998......            --     (11,041,280)                  --             --
                                                           ------------   -------------   ------------------    ------------
Balance at December 31, 1998.............................    16,349,199     (12,492,639)                  --     (1,578,000)
Issuance of common stock from initial public offering and
  conversion of Series A, B and C preferred stock........   133,892,447              --                   --             --
Issuance of common stock for acquisition.................     1,557,474              --                   --             --
Issuance of common stock for advertising receivables and
  cash...................................................    13,459,981              --                   --             --
Accretion of redeemable convertible series B preferred
  stock to redemption value..............................            --              --                   --             --
Recognition of deferred compensation.....................     8,409,733              --                   --     (8,409,733)
Exercise of options......................................       694,489              --                   --             --
Preferred stock dividends................................            --      (1,562,277)                  --             --
Noncash advertising expense..............................            --              --                   --             --
Noncash compensation expense.............................            --              --                   --      4,536,873
Other comprehensive (loss) -- foreign currency
  translation............................................            --              --              (20,618)            --
Net loss.................................................            --     (33,633,437)                  --             --
                                                           ------------   -------------   ------------------    ------------
Balance at December 31, 1999.............................   174,363,323     (47,688,353)             (20,618)    (5,450,860)
Issuance of common stock for acquisition.................       274,578              --                   --             --
Issuance of common stock and warrants for cash...........     6,465,113              --                   --             --
Issuance of common stock related to discontinued
  operations.............................................     3,346,875              --                   --             --
Exercise of options......................................       369,053              --                   --             --
Noncash advertising expense..............................            --              --                   --             --
Restructuring expense....................................            --              --                   --             --
Noncash compensation expense:
  Compensation expense...................................            --       1,270,689                   --      1,270,689
  Decrease due to resignations...........................    (1,930,599)             --                   --      1,930,599
  UK compensation expense................................            --              --                   --        100,000
Other comprehensive income -- foreign currency
  translation............................................            --              --               20,618             --
Net loss.................................................            --     (61,950,694)                  --             --
                                                           ------------   -------------   ------------------    ------------
Balance at December 31, 2000.............................  $182,888,343   $(109,639,047)  $                0    $(2,149,572)
                                                           ============   =============   ==================    ============


                                                                              TOTAL
                                                           ADVERTISING    STOCKHOLDERS'
                                                           RECEIVABLE    EQUITY (DEFICIT)
                                                           -----------   ----------------
Balance at December 31, 1997.............................  $         0     $ (7,156,843)
Issuance of common stock.................................           --            5,455
Capital contribution.....................................           --          375,000
Net loss from January 1, 1998 through May 7, 1998........           --       (5,317,171)
Termination of LLC.......................................           --               --
Conversion of debt to equity.............................           --       11,693,955
Net proceeds from private placement in May 1998..........           --        2,734,666
Net Proceeds from Private Placement in December 1998.....           --       12,218,334
Recognition of deferred compensation.....................           --               --
Noncash compensation expense.............................           --           90,000
Accretion of redeemable convertible series B preferred
  stock to redemption value..............................           --         (481,270)
Exercise of options......................................           --              909
Preferred stock dividends................................           --         (704,358)
Net loss from May 8, 1998 through December 31, 1998......           --      (11,041,280)
                                                           -----------     ------------
Balance at December 31, 1998.............................           --        2,417,397
Issuance of common stock from initial public offering and
  conversion of Series A, B and C preferred stock........           --      133,954,498
Issuance of common stock for acquisition.................           --        1,558,448
Issuance of common stock for advertising receivables and
  cash...................................................  (12,000,000)       1,473,190
Accretion of redeemable convertible series B preferred
  stock to redemption value..............................           --           27,461
Recognition of deferred compensation.....................           --               --
Exercise of options......................................           --          704,441
Preferred stock dividends................................           --       (1,562,277)
Noncash advertising expense..............................    1,957,938        1,957,938
Noncash compensation expense.............................           --        4,536,873
Other comprehensive (loss) -- foreign currency
  translation............................................           --          (20,618)
Net loss.................................................           --      (33,633,437)
                                                           -----------     ------------
Balance at December 31, 1999.............................  (10,042,062)     111,413,914
Issuance of common stock for acquisition.................           --          275,000
Issuance of common stock and warrants for cash...........           --        6,478,516
Issuance of common stock related to discontinued
  operations.............................................           --        3,359,375
Exercise of options......................................           --          370,989
Noncash advertising expense..............................    1,083,839        1,083,839
Restructuring expense....................................    8,958,223        8,958,223
Noncash compensation expense:
  Compensation expense...................................           --               --
  Decrease due to resignations...........................           --               --
  UK compensation expense................................           --          100,000
Other comprehensive income -- foreign currency
  translation............................................           --           20,618
Net loss.................................................           --      (61,950,694)
                                                           -----------     ------------
Balance at December 31, 2000.............................  $         0     $ 71,380,469
                                                           ===========     ============

The accompanying notes to consolidated financial statements are an integral part of these statements

                              THESTREET.COM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................  $(61,950,694)  $(33,633,437)  $(16,358,451)
Adjustments to reconcile net loss to cash used in
  operating activities, net of acquired businesses:
Noncash compensation expense........................     1,370,689      4,531,869         90,000
Noncash advertising expense.........................     1,083,839      1,957,938             --
Provision for doubtful accounts.....................       913,187        260,000         40,000
Minority interest...................................    (4,940,446)      (807,687)            --
Gain on purchase of minority interest...............    (4,536,920)            --             --
Depreciation and amortization.......................     3,259,600        818,475        244,505
Asset writeoff to restructuring expense.............    10,652,119             --             --
Increase in accounts receivable.....................    (2,179,403)    (1,907,728)      (720,720)
Decrease (increase) in other receivables............     1,722,688     (1,842,874)      (663,137)
Increase in receivable from related party...........       (60,000)      (100,000)            --
Increase in prepaid expenses and other current
  assets............................................      (648,615)    (3,434,418)      (660,184)
Decrease in net current assets of discontinued
  operations........................................       700,356             --             --
Increase in other assets............................      (577,076)      (202,301)      (122,035)
Decrease in net non-current assets of discontinued
  operations........................................     2,446,910             --             --
Increase (decrease) in accounts payable and accrued
  expenses..........................................      (101,729)     6,653,443      1,695,955
Increase in restructuring reserve...................     6,485,125             --             --
Increase in deferred revenue........................     1,037,939      2,147,903        499,388
Increase in other current liabilities...............     1,022,151             --             --
Increase in deferred rent...........................        63,000      2,223,920        125,810
                                                      ------------   ------------   ------------
      Net cash used in operating activities.........   (44,237,280)   (23,334,897)   (15,828,869)
                                                      ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments..................   (64,035,442)   (11,175,322)            --
Sale of short-term investments......................    49,390,000             --             --
Purchase of long-term investments...................    (1,125,000)    (1,125,000)            --
Loan to BusinessNet Online Ltd......................      (550,000)            --             --
Capital expenditures................................    (5,157,664)   (10,435,845)      (333,787)
Purchase of minority interest in discontinued
  operations........................................    (3,050,000)            --             --
Acquisition of businesses, net of cash acquired.....        (4,987)      (477,472)            --
                                                      ------------   ------------   ------------
      Net cash used in investing activities.........   (24,533,093)   (23,213,639)      (333,787)
                                                      ------------   ------------   ------------

                              THESTREET.COM, INC.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          2000           1999           1998
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock..............     6,849,505    113,485,294          6,364
Proceeds from sale of minority interest.............            --     16,694,428             --
Proceeds from notes payable.........................            --             --      5,733,955
Net proceeds from private placements................            --             --     34,874,270
Net borrowings (repayments) under line of credit....            --         (3,333)         3,333
                                                      ------------   ------------   ------------
      Net cash provided by financing activities.....     6,849,505    130,176,389     40,617,922
                                                      ------------   ------------   ------------
Effect of exchange rate on changes in cash..........        20,618             --             --
                                                      ------------   ------------   ------------
      Net (decrease) increase in cash...............   (61,900,250)    83,627,853     24,455,266
Cash and cash equivalents, beginning of period......   108,239,811     24,611,958        156,692
                                                      ------------   ------------   ------------
Cash and cash equivalents, end of period............  $ 46,339,561   $108,239,811   $ 24,611,958
                                                      ============   ============   ============

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Income taxes........................................  $         --   $     94,750   $         --
Noncash investing and financing activities:.........  $         --   $         --   $      3,098
Equipment acquired under capital leases.............  $  2,388,239   $         --   $         --
Issuance of common stock -- acquisition of
  businesses........................................  $  3,634,375   $  1,558,448   $         --

Supplemental Disclosure of Noncash Investing
  Activities:

    During 2000, the Company issued 1,250,000 shares of common stock in connection with its purchase of the minority interest in TheStreet.com (Europe) Ltd. The shares were valued at $3,359,375.

    During 2000, the Company issued 42,107 shares of common stock in connection with its purchase of BiGFiSH Management, Inc. The shares were valued at $275,000.

    During 1999, the Company purchased a 19.9% interest in Business Net Online for $2,250,000. Payment terms required $1,125,000 to be paid in 1999. As of December 31, 1999, the remaining balance of $1,125,000 was reflected in accrued expenses, and was paid in 2000.

    During 1999, the Company issued 97,403 shares of common stock in connection with its purchase of ipoPros.com.

    During 1998, the holder of a note payable by the Company contributed $375,000 of principal to the Company as an equity contribution.

    During 1998, the holders of certain notes payable by the Company converted $11,693,955 of outstanding principal and interest, into 116,941 shares of Series A 9 1/2% Cumulative Convertible Preferred Stock.

    During 1998, the Company entered into a sale-leaseback transaction for certain of its computers and furniture and fixtures. The transaction resulted in a deferred loss of $197,429.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              THESTREET.COM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION, NATURE OF BUSINESS AND SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND NATURE OF BUSINESS

    TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, books and conferences.

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

CONSOLIDATION

    The consolidated financial statements include the accounts of TheStreet.com, Inc. and its former subsidiary The Street.co.uk (See Note 14). All intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

    The Company generates its revenues primarily from advertising and subscriptions.

    Advertising revenue, derived from the sale of sponsorship, banner and email advertisements on the Company's web site, is recognized ratably in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web site. Such amounts are recognized as revenue in the month earned.

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

    Other revenues consist primarily of barter transactions, revenues from TheStreet.com television show, conference related revenue, and content syndication fees. Revenues from barter transactions are recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements are displayed on the Company's web site. Under the provisions of EITF 99-17, barter transactions are recorded at the fair value of the advertising surrendered. Barter revenue recognized during 2000, 1999, and 1998 was $1,081,900, $893,493 and $30,945 respectively. Barter transactions are recognized at fair value as determined by the comparable advertising market rates at the time of placement.

                              THESTREET.COM, INC.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

    The Company considers all short-term marketable equity securities with a maturity of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper and a certificate of deposit with maturities of less than one-year. A certificate of deposit in the amount of $1,450,000 serves as collateral for an outstanding letter of credit, and is therefore restricted.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment and five years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

ACCOUNTING FOR LONG-LIVED ASSETS

    The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS
No. 121"). SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Due to changing market conditions, management performed a discounted cash flow analysis of all long-lived assets and determined that the carrying amount of goodwill associated with prior business acquisitions had been impaired. The impairment charge approximating $1.7 million has been included in the restructuring expenses on the December 31, 2000 Consolidated Statement of Operations. (See Note 4)

INCOME TAXES

    The Company was organized on June 18, 1996 as a limited liability company ("LLC") for Federal and state income tax purposes. Accordingly, the Company was treated as a partnership and the net losses of the Company were included in the individual tax returns of the members. On May 7, 1998, the Company converted from an LLC to a C corporation. At the time of the conversion, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

                              THESTREET.COM, INC.

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

BUSINESS CONCENTRATIONS AND CREDIT RISK

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

ADVERTISING COSTS

    Advertising costs are expensed as incurred. For the years ended December 31, 2000, 1999, and 1998, advertising costs were $9,561,480, $7,980,202, and $7,334,438, respectively.

STOCK-BASED COMPENSATION

    The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the necessary pro forma disclosures as if the fair value method had been applied (See Note 9).

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 does not supersede any existing authoritative literature. The Company has adopted the principles of SAB 101 during 2000, the effect of which was not material to the Company's results of operations or financial position.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25. FIN 44 is effective

                              THESTREET.COM, INC.

July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998 or January 12, 2000. The Company has adopted the principles of FIN 44 during 2000, the effect of which was not material to the Company's results of operations or financial position.

    In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2") which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has adopted the principles of EITF 00-2 during 2000, the effect of which was not material to the Company's results of operations or financial position.

(2) ACQUISITIONS

    On May 11, 2000, the Company acquired all of the outstanding common stock of BiGFiSH Management, Inc., a conference and event production firm, for $250,000 cash and 42,107 shares of our common stock, having a value on the closing date of $275,000. As the acquired company had only nominal assets, the entire purchase price of $525,000 was recorded as goodwill. The acquisition did not have a material effect on the results of operations of the Company for the year-ended December 31, 2000.

    On December 20, 2000, the Company acquired substantially all of the assets and certain liabilities of SmartPortfolio.com, Inc. The Company paid total consideration of $5,400,000 cash and 77,984 shares of our common stock, having a value on the closing date of approximately $156,000, plus up to an additional 489,644 shares of common stock at future dates subject to continued employment conditions being met. Additionally, the Company accrued for legal fees in connection with the acquisition, totaling $90,2000. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $2,093,000, which is the excess of net assets acquired and is being amortized using the straight line method over a useful life of three years. The acquisition did not have a material effect on the results of operations of the Company for the year-ended December 31, 2000. As of December 31, 2000, the total consideration of approximately $5,556,000 in cash and common stock was reflected in accrued expenses, and was paid in January 2001. A preliminary allocation of the purchase price is as follows:

Cash and cash equivalents...................................  $  245,013
Accounts receivable, net of allowance for doubtful
  accounts..................................................     289,558
Other current assets........................................      12,465
Fixed assets, net of depreciation and amortization..........     285,746
Intangible assets...........................................   2,720,000
Goodwill....................................................   2,093,386
                                                              ----------
Total purchase price........................................  $5,646,168
                                                              ==========

    The intangible assets are being amortized using the straight line method over a useful life of 3 years.

                              THESTREET.COM, INC.

    The following unaudited information presents the pro forma results of operations for the Company for the years ending December 31, 2000 and 1999 as if the acquisition of SmartPortfolio.com, Inc. had occurred on the first day of the earliest year presented:

                                                      DECEMBER 31, 2000   DECEMBER 31, 1999
                                                      -----------------   -----------------
Net revenue.........................................    $ 25,593,586        $ 14,517,352
Net loss from continuing operations.................    $(51,516,479)       $(33,303,203)
Loss from discontinued operations...................    $(11,203,525)       $ (1,971,196)
Net loss............................................    $(62,720,004)       $(35,274,399)
Net loss per share -- basic and diluted:
Continuing operations...............................    $      (1.97)       $      (1.71)
Discontinued operations.............................    $      (0.43)       $      (0.09)
                                                        ------------        ------------
Net loss............................................    $      (2.40)       $      (1.80)
                                                        ============        ============
Weighted average basic and diluted shares
  outstanding.......................................      26,183,594          21,130,598

    In December 1999, the Company acquired all of the outstanding stock of ipoPros.com, Inc. The Company paid total consideration of approximately $2,040,000 in cash and common stock. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company has recorded goodwill of approximately $1,928,000, which is the excess of net assets acquired and is being amortized over a useful life of 3 years. In connection with the acquisition, the founder and majority shareholder of ipoPros agreed not to engage in activities on behalf of any U.S. organization.

    The acquisition did not have a material effect on the results of operations of the Company for the year-ended December 31, 1999. Costs in excess of net assets acquired were recorded as intangible assets as follows:

Accounts receivable.........................................  $    2,942
Fixed assets................................................      33,657
Other assets................................................      17,579
Intangible assets...........................................   2,078,349
Current liabilities.........................................     (92,292)
                                                              ----------
  Total purchase price......................................  $2,040,235
                                                              ==========

(3) DISCONTINUED OPERATIONS

    In November 2000, the Company's Board of Directors decided to discontinue our U.K. operations. As a result, the operation's assets and liabilities are being liquidated. In accordance with British law, we expect that the operation will go into Members Voluntary Liquidation by the end of April, at which time there will be immaterial assets and liabilities remaining. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior years to conform to the current year presentation.

    For the twelve months ended December 31, 2000, the U.K. operations advertising and e-commerce revenues were $2,401,094 and the net loss was $10,199,945, as compared to none and $1,971,196, respectively, for the twelve months ended December 31, 1999. For the twelve months ended December 31, 2000, loss on disposal of discontinued operations was $1,003,580. Under generally accepted accounting principles, loss on disposal of discontinued operations includes actual losses from the date the Company's Board of Directors resolved to discontinue the operations, plus a provision for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

    As of December 31, 2000, the fair market value of the remaining current assets was $1,841,980, consisting primarily of a VAT tax refund receivable, a premium receivable from the landlord for leasehold improvements, and trade accounts receivable. The fair market value of the remaining non-current assets was $426,218 consisting of fixed assets.

(4) RESTRUCTURING EXPENSES

    In December 2000, the Company recorded restructuring expenses of $17,575,522, consisting of approximately $0.5 million for headcount reductions, approximately $3.7 million for consolidation of facilities and reduction in non-performing assets, and approximately $13.4 million for the extinguishments of certain marketing and technology related contracts. These restructuring and other related charges were taken to align the Company's cost structure with changing market conditions and a decreased dependence on the advertising market to create a more flexible and efficient organization. The plan resulted in approximately a 20% headcount reduction affecting all areas of the Company.

    Total cash outlay for the restructuring will be approximately $5.6 million. The remaining $12 million of restructuring related costs consists of noncash charges including the write off of certain assets. As of the end of fiscal 2000, approximately $0.5 million of cash was used for restructuring. The remaining cash outlay primarily relates to consolidation and extinguishments of certain contracts, and is expected to occur during 2001.

(5) NET LOSS PER SHARE

    As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

                                                          2000           1999           1998
                                                      ------------   ------------   ------------
Numerator:
  Net loss from continuing operations...............  $(50,747,169)  $(31,662,241)  $(16,358,451)
  Preferred stock dividends.........................            --     (1,562,277)    (1,451,359)
  Accretion of Redeemable Convertible Series B
    Preferred Stock.................................            --     (1,252,569)      (481,270)
                                                      ------------   ------------   ------------
                                                       (50,747,169)   (34,477,087)   (18,291,080)
  Loss from discontinued operations.................   (11,203,525)    (1,971,196)            --
                                                      ------------   ------------   ------------
  Net loss available to common shareholders.........  $(61,950,694)  $(36,448,283)  $(18,291,080)
                                                      ============   ============   ============
Denominator:
  Weighted average basic and diluted shares
    outstanding.....................................    26,105,610     21,052,614      8,575,128
                                                      ============   ============   ============
Net loss per share-basic and diluted
  Continuing operations.............................  $      (1.94)  $      (1.64)  $      (2.13)
  Discontinued operations...........................         (0.43)         (0.09)            --
                                                      ------------   ------------   ------------
  Net loss..........................................  $      (2.37)  $      (1.73)  $      (2.13)
                                                      ============   ============   ============

    Outstanding options of 3,276,326, 2,688,980 and 1,497,286 for the periods ended December 31, 2000, 1999 and 1998, respectively, have been excluded from the above calculations as they were antidilutive.

(6) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                 2000          1999
                                                              -----------   ----------
Computer equipment..........................................  $ 7,606,544   $2,711,704
Furniture and fixtures......................................      729,041      360,629
Leasehold improvements......................................    5,108,580    4,922,012
                                                              -----------   ----------
                                                               13,444,165    7,994,345
Less--accumulated depreciation and amortization.............    3,165,598      581,603
                                                              -----------   ----------
Property and equipment, net.................................  $10,278,567   $7,412,742
                                                              ===========   ==========

    Depreciation and amortization expense aggregated $2,577,585, $567,104, and $229,547 for the years ending December 31, 2000, 1999, and 1998, respectively.

(7) ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              -----------   ----------
Accrued SmartPortfolio acquisition costs....................  $ 5,555,968   $        0
Accrued other...............................................    4,378,996    3,250,447
Accrued bonuses.............................................    1,419,059    1,276,178
Accrued professional fees...................................      602,850      315,403
Accrued consulting fees.....................................      309,984      708,513
Accrued long term investment................................            0    1,125,000
                                                              -----------   ----------
  Total accrued expenses....................................  $12,266,857   $6,675,541
                                                              ===========   ==========

(8) INCOME TAXES

    On May 7, 1998, the Company converted from an LLC to a C corporation for Federal and state income tax purposes. For the period from May 7, 1998 to December 31, 2000, the Company incurred approximately $91 million of net operating loss carryforwards available to offset future taxable income through 2014.

    In accordance with SFAS No. 109, the Company recognized a deferred tax asset of $36.4 million primarily resulting from the above mentioned net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision has been recorded. There are no other significant temporary differences.

    The provision for income taxes for the year ended December 31, 1999 primarily represents various state income tax payments.

(9) STOCKHOLDERS' EQUITY

    The total number of shares of all classes of stock which the Corporation is authorized to issue is 110,000,000, consisting of 10,000,000 shares of preferred stock, par value of $0.01 per share and 100,000,000 shares of common stock, par value of $0.01 per share.

STOCK SPLIT

    All share amounts have been retroactively adjusted to reflect the one-for-three reverse common stock split, which was approved by the Company's Board of Directors on February 16, 1999.

INITIAL PUBLIC OFFERING

    On May 14, 1999, the Company completed its initial public offering (the "IPO") and sold an aggregate of 6,325,000 shares of common stock to the public (including 741,667 shares from the Company and 83,333 shares from Kevin English, the Company's former Chairman of the Board, Chief Executive Officer and President, pursuant to the exercise of the underwriters' overallotment option). Net proceeds to the Company were $108,788,000, after deducting underwriting discounts, commissions and expenses payable in connection with the IPO. In connection with the IPO, all of the Company's redeemable and convertible preferred stock, plus accumulated dividends, were converted into common stock.

EQUITY INVESTMENTS

    On August 7, 2000, we entered into a Securities Purchase Agreement with Go2Net, Inc. ("Go2Net") and Vulcan Ventures Inc. ("Vulcan"), pursuant to which, among other things, each of Go2Net and Vulcan purchased 670,167 shares of our common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, we granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of our common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option is exercisable at any time during the six months after its grant. We also entered into a Co-Branding and Marketing Agreement with Go2Net, pursuant to which, among other things, we will license Go2Net's proprietary message board technology platform for the three-year period beginning on August 4, 2000. Under the terms of the original agreement, the Company is obligated to pay a total of $7.5 million over the three-year license period. As of December 31, 2000, $2.0 million has been paid, and is included on the Consolidated Balance Sheets within prepaid expenses and other current assets, together with the fair market value of the stock options issued, net of a price fluctuation in the value of the shares of common stock issued.

    On February 22, 1999, the Company sold 37,728 shares of Series B Preferred Stock and 1,320,901 shares of common stock to The New York Times ("NYT") in exchange for $3 million in cash and $12 million of advertising services. Under the agreement, NYT and its affiliates will provide $12 million of advertising services over a four-year period in return for its ownership position The
$12 million was reflected in equity as an advertising receivable. The Company has recorded advertising expense during 1999 and 2000 based upon the best available advertising contract rates being charged by NYT to advertisers spending comparable amounts with a corresponding credit to the advertising receivable. As part of the restructuring discussed in Note 4, the Company has removed the remaining advertising receivable balance from stockholders' equity as of December 31, 2000.

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

    At such time, the Company also entered into a Stockholders' Agreement with such stockholders which, by its terms, terminated upon the consummation of the Company's initial public offering in May 1999. Subject to certain conditions, the shares of each series of the Convertible Preferred Stock and dividends carried the following rights and automatically converted into common stock as follows:

    The Series A and B Preferred Stock accumulated dividends annually at $9.50 per share. These shares were senior to common stock and Series C Convertible Preferred Stock ("Series C Preferred Stock") and were PARI PASSU to one another. The shares had no voting rights and had a liquidation preference of $100 per share plus accumulated dividends. The shares plus any accrued and unpaid dividends mandatorily converted to common stock upon the Company's initial public offering ("IPO") at the liquidation preference payment divided by the IPO price. The Series B Preferred Stock also had a redemption feature whereby, at the option of the holder, the Series B Preferred Stock could have been redeemed at the liquidation value of $100 per share plus accumulated dividends. The shares would have been redeemable one-third per year beginning in June 2003 through June 2005. During 1998 and 1999, the Company recorded approximately $481,000 and $1,253,000, respectively, as a charge to additional paid in capital to accrete the Series B Preferred Stock to its redemption value. In addition, the Series B Preferred Stock had been increased by accumulated dividends which were payable under the redemption feature.

    The Series C Convertible Preferred Stock was senior only to the common stock. These shares had no voting rights and had a liquidation preference of $100 per share. The shares were mandatorily converted to common stock upon the IPO at the liquidation preference payment divided by the IPO price.

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

STOCK OPTIONS

    Under the terms of the Company's 1998 Stock Option and Incentive Plan (the "Stock Option Plan"), 4,400,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), restricted stock, or any combination thereof. In July 2000, the shareholders approved an amendment to the Stock Option Plan to increase the number of shares of common stock available for grant by 2,500,000, to a total of 6,900,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options.

    Had compensation for the Stock Option Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

                                                         YEAR ENDED          YEAR ENDED
                                                      DECEMBER 31, 2000   DECEMBER 31, 1999
                                                      -----------------   -----------------
Net loss, as reported...............................    $(61,950,694)       $(33,633,437)
                                                        ============        ============
Net loss, pro forma.................................    $(64,886,859)       $(34,967,812)
                                                        ============        ============
Basic and diluted net loss per share, as reported...    $      (2.37)       $      (1.73)
                                                        ============        ============
Basic and diluted net loss per share, pro forma.....    $      (2.49)       $      (1.80)
                                                        ============        ============

    A summary of the activity of the Stock Option Plan is as follows:

                                                                         WEIGHTED AVERAGE
                                                             OPTIONS      EXERCISE PRICE
                                                            ----------   ----------------
Options outstanding, January 1, 1998......................           0        $    0
Options granted...........................................   1,663,953          0.12
Options exercised.........................................     (30,303)         0.03
Options cancelled.........................................    (136,364)         0.03
                                                            ----------
Options outstanding, December 31, 1998....................   1,497,286          0.12
Options granted...........................................   2,673,875         11.39
Options exercised.........................................    (995,204)         0.93
Options cancelled.........................................    (486,977)         2.59
                                                            ----------
Options outstanding, December 31, 1999....................   2,688,980         10.60
Options granted...........................................   2,038,266          6.01
Options exercised.........................................    (192,274)         1.94
Options cancelled.........................................  (1,258,646)        10.77
                                                            ----------
Options outstanding, December 31, 2000....................   3,276,326        $ 8.20
                                                            ==========

    During 1998, the Company entered into an agreement with one of its stockholders whereby the stockholder agreed to provide the shares of common stock due the option holder upon the option holder's exercise. During 1998 and 1999, the stockholder delivered 136,364 and 60,606 shares respectively upon exercise of the options which are reflected as cancellations in the above table.

    There were no options granted prior to January 1, 1998. Options exercisable as of December 31, 2000, 1999, and 1998 were 836,021, 103,514, and 50,167, respectively. The above options vest up to a four-year period and have terms not to exceed 10 years. Generally, options are granted with exercise prices equal to the fair market value of the underlying common stock on the date of the grant. For options granted at less than fair market value, a compensation charge is recognized for the difference between the exercise price and fair market value over the vesting period.

    The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Expected option lives...........................   4 years        4 years        4 years
Risk-free interest rates........................     6.15   %       6.0    %       6.0    %
Expected volatility.............................     101    %        25    %        0     %
Dividend yield..................................      0     %        0     %        0     %

    The results may not be representative of future periods. The following table summarizes information about options outstanding at December 31, 2000:

                                               OPTIONS OUTSTANDING
                                                WEIGHTED AVERAGE
  RANGE OF EXERCISE                                 REMAINING        WEIGHTED AVERAGE
        PRICE            OPTIONS OUTSTANDING    CONTRACTUAL LIFE      EXERCISE PRICE
- ----------------------   -------------------   -------------------   ----------------
$       0.00 -- $ 3.00        1,549,388                 4.1               $ 2.26

$       3.01 -- $ 6.19          270,700                 4.4               $ 5.74

$       6.20 -- $ 9.00          385,299                 4.3               $ 7.26

$       9.01 -- $15.00          315,966                 4.0               $14.20

$      15.01 -- $35.50          754,973                 3.6               $19.23
                              ---------

                              3,276,326                 4.0               $ 8.20
                              =========

DEFERRED COMPENSATION

    During 1998 and the first quarter 1999, the Company granted stock options with exercise prices which were less than fair market value of the underlying shares of common stock on the date of grant. As a result, the Company had recorded deferred compensation of approximately $1,668,000 and $8,409,733 during December 31, 1998 and 1999 respectively. The remaining balance related to deferred compensation is $2,149,572 as of December 31, 2000. This amount will be recognized as noncash compensation expense over the remaining vesting period of the options, in the amount of $1,020,967, $1,003,855, and $124,750 for the years ending December 31, 2001, 2002, and 2003, respectively.

(10) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $3,921,666, $2,857,707, and $700,073 for the three years ended December 31, 2000, 1999, and 1998, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows for the years ending December 31,

2001....................................................  $3,526,605

2002....................................................  $2,766,521

2003....................................................  $2,698,996

2004....................................................  $2,628,522

2005....................................................  $2,699,152

Thereafter..............................................  $9,237,549

                              THESTREET.COM, INC.

    Minimum payments have not been reduced by minimum sublease rentals of $1,455,658 due in the future under non-cancelable subleases.

    In connection with the Co-Branding and Marketing Agreement with Go2Net discussed in Note 9, the Company is committed to license payments totaling $5.5 million through August 2002.

LITIGATION

    The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its results of operations, financial position or liquidity.

CONTENT AND DISTRIBUTION AGREEMENTS

    The Company has various content and distribution agreements with vendors. The agreements require the Company to provide certain content and subscriptions to the vendors in exchange for various services. The agreements expire at various dates through 2002.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain of its officers. The agreements provide for payments of approximately $1,785,792, $1,169,627, and $304,583 during the years ended December 31, 2001, 2002, and 2003, respectively, and expire at various dates through December 2003.

LETTERS OF CREDIT

    A company controlled by a shareholder had previously guaranteed obligations under the operating lease for the Company's office space. During 1999, the Company released the shareholder of this obligation after providing a letter of credit in the amount of $1,450,000 to the landlord.

(11) EMPLOYEE BENEFIT PLAN

    Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(12) MAJOR CUSTOMERS

    Revenue from one customer accounted for approximately $1,007,250 (22%) of total revenue for the year ending December 31, 1998 and had $102,333 of accounts receivable outstanding at December 31, 1998.

    No single customer accounted for more than 10% of revenues in 2000 or 1999.

(13) LONG-TERM INVESTMENTS, AT COST

    In December 1999, the Company purchased a 19.99% interest for $2,250,000 in Business Net Online Ltd., which launched an online business publication serving the Israeli market. As of December 31, 1999, approximately $1,125,000 of this investment was unpaid and was reflected in accrued expenses, which was subsequently paid in 2000. The investment is being accounted for on a cost basis. In July 2000, the Company agreed to provide to Business Net Online Ltd., pursuant to a

                              THESTREET.COM, INC.

Convertible Bridge Loan Agreement, a loan in the amount of $550,000 which was funded in the second half of 2000. Under the terms of the agreement, the loan will convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which Business Net Online receives a certain level of proceeds. The loan is included within other receivables in the accompanying December 31, 2000 balance sheet.

(14) INVESTMENT IN THESTREET.COM (EUROPE) LIMITED

    In September 1999, TheStreet.com, Inc. and a syndicate of investors (the "Syndicate") invested a total of $17 million in TheStreet.com (Europe) Limited. Members of the Syndicate include Chase Capital Partners, Barclays Private Equity, ETF Group, 3i, Intel Corporation and others. The terms of the investment included the following:

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

    In November 2000, the Company's Board of Directors decided to discontinue TheStreet.co.uk, and entered into an agreement with the other shareholders in TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. As a result, TheStreet.com (Europe) Limited's assets and liabilities are being liquidated as promptly as possible. Accordingly, the related operating results have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior years to conform to the current year presentation.

(15) SEGMENT INFORMATION

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

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                 PROVISIONS
                                                    BALANCE AT    CHARGED
                                                    BEGINNING        TO                     BALANCE AT
                                                    OF PERIOD     EXPENSE     WRITE-OFFS   END OF PERIOD
                                                    ----------   ----------   ----------   -------------
For the year ended December 31, 2000..............   $300,000     $913,187     $464,028      $749,159
For the year ended December 31, 1999..............   $ 40,000     $260,000     $      0      $300,000
For the year ended December 31, 1998..............   $      0     $ 40,000     $      0      $ 40,000