Form 10-Q
period 2001-03-31
THESTREET COM
filed 2001-05-15
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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
(State or other jurisdiction of             (I.R.S. Employer incorporation
     Identification Number)                      or organization)



                               14 Wall Street
                          New York, New York 10005
                         -------------------------
                  (Address of principal executive offices)

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
YES X .   NO .
-------  -----

Number of shares of Common Stock outstanding at May 10, 2001:

    Common Stock, par value $0.01 per share                     27,792,399
-----------------------------------------------                 ----------
                  (Class)                                (Number of Shares)







                            TheStreet.com, Inc.
                                 Form 10-Q

                    For the Quarter Ended March 31, 2001



Part I - FINANCIAL INFORMATION................................................1
         Item 1.  Condensed Consolidated Financial Statements.................1
                  Condensed Consolidated Balance Sheets as of March 31,
                  2001 and December 31, 2000..................................1
                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 2001 and 2000..................2
                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended March 31, 2001 and 2000..............3
                  Notes to Condensed Consolidated Financial Statements........4
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................6
         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk................................................11

PART II - OTHER INFORMATION..................................................22
         Item 1.  Legal Proceedings..........................................22
         Item 2.  Changes in Securities and Use of Proceeds..................22
         Item 3.  Defaults Upon Senior Securities............................22
         Item 4.  Submission of Matters to a Vote of Security Holders........23
         Item 5.  Other Information..........................................23
         Item 6.  Exhibits and Reports on Form 8-K...........................23
SIGNATURES...................................................................24

                                    ii




Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                            THESTREET.COM, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                AS OF MARCH 31, 2001 AND DECEMBER 31, 2000

                                                             March 31, 2001            December 31, 2000
                                                       -----------------------------------------------------
                             ASSETS                           (unaudited)
Current Assets:

Cash and cash equivalents                                        $    56,988,592           $    46,339,561

Short-term investments                                                 1,493,385                25,820,764

Accounts receivable, net of allowance for doubtful
   accounts of $532,339 as of March 31, 2001 and
   $749,159 as of December 31, 2000                                    1,969,928                 4,009,132

Other receivables                                                      1,291,765                   707,266

Receivable from related party                                            100,000                   160,000

Prepaid expenses and other current assets                              3,518,193                 2,881,815

Net current assets of discontinued operations                             12,852                 1,841,980
                                                       -----------------------------------------------------
      Total current assets                                            65,374,715                81,760,518

Property and equipment, net of accumulated
   depreciation and amortization of $3,998,993
   as of March 31, 2001 and $3,165,598
   as of December 31, 2000                                             9,893,842                10,278,567

Other assets                                                             799,870                   779,559

Goodwill and intangibles, net of accumulated
   amortization of $483,367 and $50,000 as of
   March 31, 2001 and December 31, 2000, respectively.                 4,715,781                 4,913,386

Long-term investment                                                   2,250,000                 2,250,000

Non-current assets of discontinued operations                                  -                   426,218
                                                       -----------------------------------------------------
      Total assets                                               $    83,034,208           $   100,408,248
                                                       =====================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable                                                 $     2,249,443           $     3,118,661

Accrued expenses                                                       5,170,382                12,266,857

Restructuring reserve                                                  5,430,621                 6,485,125

Deferred revenue                                                       4,308,048                 3,896,884

Other current liabilities                                                406,516                 1,264,607
                                                       -----------------------------------------------------
      Total current liabilities
                                                                      17,565,010                27,032,134
Deferred rent                                                          1,933,281                 1,995,645
                                                       -----------------------------------------------------
      Total liabilities                                               19,498,291                29,027,779
                                                       -----------------------------------------------------

Stockholders' equity

Preferred stock; $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                     -                         -

Common stock; $0.01 par value; 100,000,000 shares
   authorized; 28,180,151 shares issued and 27,785,151
   shares outstanding at March 31, 2001, and 28,074,483
   shares issued and outstanding at December 31, 2000                    281,802                   280,745

Additional paid-in capital                                           182,787,998               182,888,343

Deferred compensation                                                 (1,655,394)               (2,149,572)
Accumulated deficit                                                 (116,841,614)             (109,639,047)

Treasury stock at cost; 395,000 shares                                (1,036,875)                        -
                                                       -----------------------------------------------------
      Total stockholders' equity                                      63,535,917                71,380,469
                                                       -----------------------------------------------------
      Total liabilities and stockholders' equity                 $    83,034,208           $   100,408,248
                                                       =====================================================

              The accompanying notes to condensed consolidated
                financial statements are an integral part of
                  these condensed consolidated statements.


                                       THESTREET.COM, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                             For the Three Months Ended
                                                                     March 31,
                                                          ---------------------------------
                                                                2001            2000
                                                                ----            ----
                                                                    (Unaudited)
Net revenues:

Advertising & e-commerce revenues                             $ 1,943,465     $ 2,623,355

Subscription revenues                                           2,038,289       2,037,486

Other revenues                                                    409,278         730,476
                                                          ---------------------------------
                    Total net revenues                          4,391,032       5,391,317

Cost of revenues                                                2,979,004       3,376,147
                                                          ---------------------------------
                       Gross profit                             1,412,028       2,015,170
                                                          ---------------------------------

Operating expenses:

Product development expenses                                    2,717,833       3,971,954

Sales and marketing expenses                                    3,513,654       5,440,005

General and administrative expenses                             3,065,814       3,940,827

Noncash compensation expense                                      229,482         544,729

Restructuring expenses                                           (524,124)              -

Severance expense                                                 551,940               -
                                                          ---------------------------------
   Total operating expenses                                     9,554,599      13,897,515
                                                          ---------------------------------
   Loss from continuing operations                             (8,142,571)    (11,882,345)

Interest income                                                   940,004       1,536,340
                                                          ---------------------------------
   Net loss from continuing operations                         (7,202,567)    (10,346,005)

Loss from discontinued operations                                       -      (3,536,793)
                                                          ---------------------------------
   Net loss                                                   $(7,202,567)  $ (13,882,798)
                                                          =================================

Net loss per share - basic and diluted:
   Continuing operations                                       $    (0.26)     $    (0.41)

   Discontinued operations                                              -           (0.14)
                                                          ---------------------------------
Net loss                                                       $    (0.26)     $    (0.55)
                                                          =================================
Weighted average basic and diluted shares outstanding
                                                               27,856,293      25,291,042
                                                          =================================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                           THESTREET.COM, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three Months Ended March 31,
                                                            ----------------------------------------------
                                                                      2001                   2000
                                                            ----------------------------------------------
Cash Flows from Operating Activities:
Net Loss                                                               $  (7,202,567)      $ (13,882,798)
Adjustments to reconcile net loss to cash used in operating
activities, net of acquired businesses:

Noncash compensation expense                                                 229,482             544,729

Noncash advertising expense                                                        -             183,308

Provision for doubtful accounts                                               71,602             220,000

Minority interest                                                                  -          (1,727,164)

Depreciation and amortization                                              1,262,467             619,079

Decrease (Increase) in accounts receivable                                 1,967,602            (542,019)

(Increase) decrease in other receivables                                    (271,999)          1,830,193

Decrease in receivable from related party                                     60,000                   -

Increase in prepaid expenses and other current assets                       (636,378)            (66,631)
Decrease (increase) in net current assets of discontinued
operations                                                                 1,829,128            (939,657)

Increase in other assets                                                     (78,380)            (30,430)
Decrease (increase) in net non-current assets of
discontinued operations                                                      426,218          (1,427,518)

(Decrease) increase in accounts payable and accrued expenses              (2,485,132)          1,015,880

Decrease in restructuring reserve                                         (1,054,504)                  -

Increase in deferred revenue                                                 250,809             884,116

(Decrease) increase in other current liabilities                            (858,091)            634,036

Increase in deferred rent                                                          -              70,000
                                                            ----------------------------------------------
           Net cash used in operating activities                          (6,489,743)        (12,614,876)
                                                            ----------------------------------------------

Cash Flows from Investing Activities:
Purchase of short-term investments                                          (172,621)        (18,788,450)

Sale of short-term investments                                            24,500,000           1,969,400

Loan to Business Net Online Ltd.                                            (312,500)                  -

Capital expenditures                                                        (448,670)         (1,432,080)

Acquisition of business                                                   (5,400,000)                  -
                                                            ----------------------------------------------
    Net cash provided by (used in) investing activities                   18,166,209         (18,251,130)
                                                            ----------------------------------------------

Cash Flows from Financing Activities:

Proceeds from issuance of common stock                                         9,440              96,117

Purchase of treasury stock                                                (1,036,875)                  -

Proceeds from sale / leaseback                                                     -           2,388,239
                                                            ----------------------------------------------

    Net cash (used in) provided by financing activities                   (1,027,435)          2,484,356
                                                            ----------------------------------------------


Effect of exchange rate on changes in cash                                         -            (174,932)
                                                            ----------------------------------------------

     Net increase (decrease) in cash                                      10,649,031         (28,556,582)

Cash and cash equivalents, beginning of period                            46,339,561         108,239,811
                                                            ----------------------------------------------
Cash and cash equivalents, end of period                               $  56,988,592       $  79,683,229
                                                            ==============================================

Supplemental disclosures of cash flow Information:

Cash paid during the period for:
Equipment acquired under capital leases                                 $       -          $   2,388,239
Issuance of common stock - acquisition of business                      $    155,968       $          -


The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                            TheStreet.com, Inc.

            Notes to Condensed Consolidated Financial Statements

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

         TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, books and conferences. Our staff of more than 50 professional reporters and editors, together with approximately 36 outside contributors, produce more than 100 original news, analysis and commentary pieces each business day that are aimed at helping readers of our web sites and other products make informed investment decisions.

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

Basis of Presentation

         The information presented as of March 31, 2001 and 2000, and for the three month periods then ended, is unaudited, but in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which TheStreet.com considers necessary for the fair presentation of its financial position as of March 31, 2001, the results of its operations for the three-month periods ended March 31, 2001 and 2000, and its cash flows for the three-month periods ended March 31, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with TheStreet.com's audited financial statements and accompanying notes for the year ended December 31, 2000, included in TheStreet.com's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of TheStreet.com, Inc. and our subsidiary TheStreet.com (UK) Limited, whose operations were discontinued in November 2000. All intercompany balances and transactions have been eliminated in consolidation.

         Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

2.       NET LOSS PER SHARE OF COMMON STOCK

         TheStreet.com computes net loss per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128 basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding.

3.       RESTRUCTURING

         During the year ended December 31, 2000, we recorded restructuring expenses of $17,575,522. These restructuring charges were taken to align our cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The plan resulted in approximately a 20% headcount reduction throughout the organization.


         The restructuring charges consisted of the following:

                                                    Expense for year ended          Payments and             Accrual at
                                                       December 31, 2000         writeoffs to date         March 31, 2001
                                                  ----------------------------   -------------------     -------------------
Headcount reductions                                            $     478,278         $     478,278            $          0
Consolidation of facilities and reduction
   in non-performing assets                                         3,695,648             1,644,800               2,050,848
Extinguishment of marketing and
   technology related contracts                                    13,401,596            10,021,823               3,379,773
                                                  ----------------------------   -------------------     -------------------

                                                                $  17,575,522         $  12,144,901            $  5,430,621
                                                  ============================   ===================     ===================

4.       DISCONTINUED OPERATIONS

         In November 2000, the Company's Board of Directors decided to discontinue our U.K. operations. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, we expect that the operation will go into Members Voluntary Liquidation shortly. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior years to conform to the current year presentation.

         In December 2000, the Company recorded a provision to accrue for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

         As of March 31, 2000, the fair market value of the remaining assets was $12,852, consisting of a VAT tax refund receivable.

5.       ACQUISITION

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

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In July 1999, the FASB approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133". SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

Overview

         TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, books and conferences. We were originally organized as a limited liability company in June 1996. In May 1998, we converted to a C corporation, incorporated in Delaware, and in May 1999, we completed our initial public offering.

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

Results of Operations

         In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, we expect that the operation will go into Members Voluntary Liquidation shortly. The following information has been presented on a basis consistent with discontinued operations treatment. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Recent Developments

         On April 24, 2001, we announced an exclusive five-year radio deal with Premiere Radio Networks, a subsidiary of Clear Channel Communications, for James Cramer, a director and stockholder of the Company who we employ as our Markets Commentator, to host a nationally syndicated financial show. The program, which is expected to begin airing in July 2001, is scheduled to air Monday through Friday. We will participate in the net revenues of the program.

         On April 23, 2001, we announced an agreement with Money.net Inc. to launch a Streaming Real-time Portfolio Tracker that will be available on our free and subscription-based sites for a nominal fee.

         On April 4, 2001, we announced a 20% headcount reduction throughout our organization. We also announced plans to sublease a portion of our office space and cut discretionary spending. These changes are expected to reduce our costs by approximately $15 million on an annualized basis.

         On March 29, 2001, we announced an exclusive one-year television deal with CNBC for James Cramer to appear several times each week on the financial news network's programs. Mr. Cramer will appear twice weekly as co-host of the morning show, "Squawk Box" and contribute once each week to the evening program, "Business Center."

         During the first quarter of 2001, we launched a daily premium institutional fax product, which is offered on a subscription basis only through a broker in the professional market space.

         During the first quarter of 2001, we launched a headline indexing deal with Intuit, and renewed our long-standing relationship with Yahoo!, which includes syndication of selected content from TheStreet.com on Yahoo! Finance, indexing of TheStreet.com's headlines on Yahoo! Finance, and participation by TheStreet.com personalities in Yahoo! Chats.

         In late March 2001, we redesigned our free site to give readers easier navigation to and more comprehensive coverage of markets, tech stocks, personal money management, company news and related insight and analysis.

Results Of Operations

Three Months Ended March 31, 2001 And March 31, 2000

Net Revenues

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from Internet sponsorship arrangements and from the delivery of banner and email advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues decreased to $1,943,465 for the three months ended March 31, 2001, as compared to $2,623,355 for the three months ended March 31, 2000. This decrease is primarily due to an overall slowdown of the online advertising market, resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements. For the three months ended

March 31, 2001, 33% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 51% for the three months ended March 31, 2000. The number of our advertisers for the three months ended March 31, 2001 was 65, as compared to 81 for the three months ended March 31, 2000. For the three months ended March 31, 2001, our top five advertisers accounted for approximately 41% of our total advertising and e-commerce revenues, as compared to approximately 26% for the three months ended March 31, 2000.

         Subscription Revenues. Subscription revenues are derived from annual and monthly subscriptions. Subscription revenues totaled $2,038,289 for the three months ended March 31, 2001, relatively unchanged from $2,037,486 for the three months ended March 31, 2000. This is primarily the result of a 53% increase in our revenue per subscriber, offset by a 38% decrease in our subscriber base. For the three months ended March 31, 2001, approximately 79% of our net subscription revenue was derived from annual subscriptions, as compared to approximately 78% for the three months ended March 31, 2000. We calculate net subscription revenues by deducting cancellation chargebacks and refunds from gross revenues. During the three months ended March 31, 2001, cancellation chargebacks and refunds approximated 27% of gross subscription revenues.

         Our subscriber base has decreased to approximately 71,400 annual and monthly subscribers as of March 31, 2001 (not including free trials, but including subscribers paid for as part of bulk subscription contracts), as compared to approximately 116,000 as of March 31, 2000. We anticipate this trend to continue until mid-2001 as a result of the expiration of annual subscriptions that commenced in June 2000 in connection with the Company's introduction of RealMoney.com, our new, subscription-based web site.

         Other Revenues. Other revenues are primarily derived from syndication revenues, barter arrangements, reprint revenues, royalties from sales of our investing book, and conference attendees. Other revenues decreased to $409,278 for the three months ended March 31, 2001, as compared to $730,476 for the three months ended March 31, 2000. This decrease is primarily the result of fewer barter arrangements with online and print media companies, as well as the absence of revenues associated with TheStreet.com television show, partially offset by increased syndication revenue and royalties from our investing book. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost Of Revenues

         Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues decreased to $2,979,004 for the three months ended March 31, 2001, as compared to $3,376,147 for the three months ended March 31, 2000. This decrease is primarily the result of reductions within our editorial staff to 78 employees as of March 31, 2001, as compared to 97 as of March 31, 2000, partially offset by increased costs associated with outside contributors.

Product Development Expenses

         Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses decreased to $2,717,833 for the three months ended

March 31, 2001, as compared to $3,971,954 for the three months ended
March 31, 2000. This decrease is primarily the result of reduced consulting fees that were incurred in 2000 as a result of the expansion of our capacity to handle the increase in traffic related to the conversion of our subscription-based TheStreet.com to a completely free, advertising-supported web site, accompanied by RealMoney.com, a new subscription-based site. Additionally, reductions within our technology and product development staff to 41 employees as of March 31, 2001, as compared to 55 as of March 31, 2000, resulted in reduced compensation and related expenses. These savings were partially offset by increased depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic and equipment from our acquisition of SmartPortfolio in late December 2000.

Sales And Marketing Expenses

         Sales and marketing expenses consist primarily of advertising and promotion on television, radio, online and in print, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for our direct sales force and customer service department. Sales and marketing expenses decreased to $3,513,654 for the three months ended March 31, 2001, as compared to $5,440,005 for the three months ended March 31, 2000. This decrease is primarily the result of reduced advertising and promotion expenses resulting from our strategy of eliminating non-web based advertising, as well as a reduction in our sales and marketing staff to 48 employees as of March 31, 2001, as compared to 60 as of March 31, 2000.

General And Administrative Expenses

         General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs decreased to $3,065,814 for the three months ended March 31, 2001, as compared to $3,940,827 for the three months ended March 31, 2000. This decrease is primarily the result of reduced salary and related expenses, as well as lower franchise taxes and occupancy costs, partially offset by increased goodwill amortization related to our acquisition of SmartPortfolio.com, Inc. in December 2000.

Noncash Compensation Expense

         In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. Noncash compensation expense decreased to $229,482 for the three months ended March 31, 2001, as compared to $544,729 for the three months ended March 31, 2000. The remaining noncash compensation expense for 2001 is currently estimated to be $663,249.

Restructuring Expenses

         During the year ended December 31, 2000, we recorded restructuring expenses to align our cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The restructuring expense of ($524,124) for the three months ended March 31, 2001 represents a gain as a result of a negotiated settlement for less than the amount initially estimated.

Severance Expense

         Severance expense totaling $551,940 for the three months ended March 31, 2001 represents the costs associated with a headcount reduction throughout the organization.

Interest Income

         Interest income decreased to $940,004 for the three months ended March 31, 2001, as compared to $1,536,340 three months ended March 31, 2000. This decrease is the result of reduced cash balances and lower interest rates.

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

         For the three months ended March 31, 2001, there was no loss from discontinued operations, as compared to the net effect of a loss of $3,536,793 for the three months ended March 31, 2000, while the U.K. company was in operation. No additional loss amounts were recorded for the three months ended March 31, 2001 because we believe that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by a provision recorded in December 2000.

         As of March 31, 2001, the book value of the remaining current assets of the discontinued operations was $12,852. There were no remaining non-current assets.

Liquidity and Capital Resources

         We currently invest in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2001, our cash, cash equivalents, and short-term investments amounted to $58,481,977, representing 70% of our total assets.

         Net cash used in operating activities of $6,489,743 for the three months ended March 31, 2001 was primarily due to a net loss of $7,202,567, offset by noncash charges and decreases in accounts receivable, current assets of discontinued operations, and non-current assets of discontinued operations, and an increase in deferred revenue, partially offset by increases in other receivables, and prepaid expenses, and decreases in accounts payable and accrued expenses, restructuring reserve, and other current liabilities.

         Net cash provided by investing activities of $18,166,209 for the three months ended March 31, 2001 consisted of net sales of short-term investments, partially offset by a payment in January 2001 in connection with the December 2000 acquisition of SmartPortfolio.com, Inc., capital expenditures, and a loan to Business Net Online Ltd. Capital expenditures generally consisted of purchases of computer software and hardware.

         Net cash used in financing activities of $1,027,435 for the three months ended March 31, 2001 consisted of the purchase of treasury stock, partially offset by proceeds from the issuance of common stock upon the exercise of stock options.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

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

We Have a History of Losses, and Although We Have Diversified Our Sources of Revenue, Potential Fluctuations In Our Quarterly Financial Results Make Financial Forecasting Difficult

         As of March 31, 2001, we had an accumulated deficit of $116.8 million. We have not achieved profitability and expect to continue to incur net losses in 2001. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

         As part of our strategy to diversify our sources of revenue, since January 2000 we have expanded our offerings by:

         o relaunching our formerly subscription-based TheStreet.com web site as a completely free,

                  advertising-supported web site;

         o        launching a new subscription-based site called
                  RealMoney.com;

         o acquiring an email newsletter publisher and a conference company;

         o introducing our first investing book, TheStreet.com Guide to Smart Investing in the Internet Era, published by the Doubleday division of Random House Inc.; and

         o        introducing a daily institutional fax product.

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

         In the first quarter of 2001, our top five advertisers accounted for approximately 41% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

We May Have Difficulty Retaining Current Subscribers

         We continue to seek to retain our current subscribers and to attract new subscribers. As of March 31, 2001, we had approximately 71,000 paid subscribers, including both retail and corporate, down from approximately 109,000 when we launched our free site. We believe we have significantly enhanced our subscription offerings to differentiate them from the free financial news web sites that are widely available on the web, including on our own free site. However, given the availability of such free financial information, we may not be able to retain our current subscribers and attract additional subscribers in a cost-effective manner. If our subscription base declines more than we anticipate or our cost of subscriber acquisition increases, our business, results of operations and financial condition could be materially adversely affected.

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

Volatility Of Our Stock Price Could Adversely Affect Our Stockholders

         The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet- related companies, have been highly volatile. The trading price of our stock has been and may continue to be subject to wide fluctuations. From January 1, 2001 through March 31, 2001, the closing sale price of our common stock on the Nasdaq National Market ranged from $4.00 to $2.2812. As of May 10, 2001, the closing sale price was $1.90. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

                        PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         TheStreet.com is not a party to any material legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.           Other Information

         Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit
                  Number   Description
                     *3.1  Amended and Restated Certificate of Incorporation
                    **3.2  Amended and Restated Bylaws
                     *4.1  Amended and Restated Registration Rights
                           Agreement, dated as of December 21, 1998 among TheStreet.com and the stockholders named therein.
                     *4.2  The Street.com Rights Agreement
                     *4.3  Amendment No. 1, dated as of August 7, 2000, to
                           Rights Agreement
                     +4.4  Amended and Restated 1998 Stock Incentive Plan

         (b)      Reports on Form 8-K

                  Not Applicable.

 * Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K dated March 30, 2000 (File No. 0-25779).

+ Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2001 (File No. 0-25779).


                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001                          TheStreet.com, Inc.
                                                   (Registrant)


                                            By: /s/ Thomas J. Clarke, Jr.
                                                -------------------------
                                                Name:  Thomas J. Clarke, Jr.
                                                Title:  Chief Executive Officer


                                            By: /s/ Lisa A. Mogensen
                                                -------------------------
                                                Name:  Lisa A. Mogensen
                                                Title:  Chief Financial Officer


                               EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------
   *3.1           Amended and Restated Certificate of Incorporation
  **3.2           Amended and Restated Bylaws
   *4.1           Amended and Restated Registration Rights Agreement, dated
                  as of December 21, 1998 among TheStreet.com and the
                  stockholders named therein.
   *4.2           The Street.com Rights Agreement
   *4.3           Amendment No. 1, dated as of August 7, 2000, to Rights
                  Agreement
   +4.4           Amended and Restated 1998 Stock Incentive Plan

 * Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form10-K dated March 30, 2000 (File No. 0-25779).

+ Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2001 (File No. 0-25779).


