Form 10-Q
period 2001-06-30
THESTREET COM
filed 2001-08-14
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                 Number)

                               14 Wall Street
                          New York, New York 10005
                          ------------------------
                  (Address of principal executive offices)

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
YES   X   .       NO   .
   -------     --------

Number of shares of Common Stock outstanding at August 10, 2001:

Common Stock, par value $0.01 per share                           29,298,048
---------------------------------------                           ----------
                  (Class)                                 (Number of Shares)

                            TheStreet.com, Inc.
                                 Form 10-Q

                   For the Six Months Ended June 30, 2001

Part I - FINANCIAL INFORMATION.....................................................................................1
         Item 1.  Condensed Consolidated Financial Statements......................................................1
                  Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000..................1
                  Condensed Consolidated Statements of Operations for the Three and Six Months
                  Ended June 30, 2001 and 2000.....................................................................2
                  Condensed Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2001 and 2000.....................................................................3
                  Notes to Condensed Consolidated Financial Statements.............................................4
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................6
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................13

PART II - OTHER INFORMATION.......................................................................................24
         Item 1.  Legal Proceedings...............................................................................24
         Item 2.  Changes in Securities and Use of Proceeds.......................................................24
         Item 3.  Defaults Upon Senior Securities.................................................................24
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................24
         Item 5.  Other Information...............................................................................25
         Item 6.  Exhibits and Reports on Form 8-K................................................................25
SIGNATURES........................................................................................................26

                                       ii



Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                                         THESTREET.COM, INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                              AS OF JUNE 30, 2001 AND DECEMBER 31, 2000
                                                             June 30, 2001            December 31, 2000
                                                       -----------------------------------------------------
                                                             (unaudited)
                              ASSETS
Current Assets:
Cash and cash equivalents                                        $    43,641,811           $    46,339,561
Short-term investments                                                 5,032,201                25,820,764
Accounts receivable, net of allowance for doubtful
   accounts of $686,691 as of June 30, 2001 and
   $749,159 as of December 31, 2000                                    1,335,049                 4,009,132
Other receivables                                                      1,448,595                   707,266
Receivable from related party                                            292,754                   160,000
Prepaid expenses and other current assets                              4,033,542                 2,881,815
Net current assets of discontinued operations                             44,023                 1,841,980
                                                       -----------------------------------------------------
      Total current assets                                            55,827,975                81,760,518

Property and equipment, net of accumulated
depreciation and amortization of $4,873,328 as of
June 30, 2001 and $3,165,598 as of December 31, 2000                   9,338,282                10,278,567
Other assets                                                             813,062                   779,559
Goodwill and intangibles, net of accumulated
amortization of $918,190 and $50,000 as of
June 30, 2001 and December 31, 2000, respectively.                     4,290,949                 4,913,386
Investment in held to maturity security                                2,023,044                         -
Long-term investments                                                  2,250,000                 2,250,000
Non-current assets of discontinued operations                                  -                   426,218
                                                       -----------------------------------------------------
      Total assets                                               $    74,543,312           $   100,408,248
                                                       =====================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                 $     2,330,859           $     3,118,661
Accrued expenses                                                       5,348,131                12,266,857
Restructuring reserve                                                  4,959,865                 6,485,125
Deferred revenue                                                       4,280,377                 3,896,884
Other current liabilities                                                331,164                 1,264,607
                                                       -----------------------------------------------------
      Total current liabilities                                       17,250,396                27,032,134
Deferred rent                                                          1,870,917                 1,995,645
                                                       -----------------------------------------------------
      Total liabilities                                               19,121,313                29,027,779
                                                       -----------------------------------------------------
Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                     -                         -
Common stock; $0.01 par value; 100,000,000 shares
   authorized; 28,197,633 shares issued and 26,912,045
   shares outstanding at June 30, 2001, and 28,074,483
   shares issued and outstanding at December 31, 2000                    281,976                   280,745
Additional paid-in capital                                           182,765,748               182,888,343
Deferred compensation                                                 (1,419,612)               (2,149,572)
Accumulated deficit                                                 (123,773,056)             (109,639,047)
Treasury stock at cost; 1,285,588 shares                              (2,433,057)                        -
                                                       -----------------------------------------------------
      Total stockholders' equity                                      55,421,999                71,380,469
                                                       -----------------------------------------------------
      Total liabilities and stockholders' equity                 $    74,543,312           $   100,408,248
                                                       =====================================================

                              The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                                         THESTREET.COM, INC.
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                              For the Three Months Ended            For the Six Months Ended
                                                       June 30,                             June 30,
                                          ------------------------------------ ------------------------------------
                                                2001              2000               2001              2000
                                                ----              ----               ----              ----
                                                      (Unaudited)                          (Unaudited)
Net revenues:
Advertising & e-commerce revenues               $1,117,073       $ 3,906,360        $ 3,060,538       $ 6,529,715
Subscription revenues                            2,099,089         2,127,411          4,137,378         4,164,897
Other revenues                                     354,820           299,304            764,098         1,029,780
                                          ------------------------------------ ------------------------------------
            Total net revenues                   3,570,982         6,333,075          7,962,014        11,724,392
Cost of revenues                                 2,117,426         3,450,204          5,096,430         6,826,351
                                          ------------------------------------ ------------------------------------
               Gross profit                      1,453,556         2,882,871          2,865,584         4,898,041
                                          ------------------------------------ ------------------------------------

Operating expenses:
Product development expenses                     2,666,419         3,616,120          5,384,252         7,588,074
Sales and marketing expenses                     2,963,327         7,261,049          6,476,981        12,701,054
General and administrative expenses              3,094,999         3,932,314          6,160,813         7,873,141
Noncash compensation expense                       218,672           281,656            448,154           826,385
Restructuring expenses                            (375,000)                -           (899,124)                -
Severance expense                                  419,728                 -            971,668                 -
                                          ------------------------------------ ------------------------------------
   Total operating expenses                      8,988,145        15,091,139         18,542,744        28,988,654
                                          ------------------------------------ ------------------------------------
   Loss from continuing operations              (7,534,589)      (12,208,268)       (15,677,160)      (24,090,613)
Interest income                                    603,147         1,394,953          1,543,151         2,931,293
                                          ------------------------------------ ------------------------------------
   Net loss from continuing operations          (6,931,442)      (10,813,315)       (14,134,009)      (21,159,320)
Loss from discontinued operations                        -        (3,009,861)                 -        (6,546,654)
                                          ------------------------------------ ------------------------------------
   Net loss                                   $ (6,931,442)    $ (13,823,176)     $ (14,134,009)    $ (27,705,974)
                                          ==================================== ====================================

Net loss per share - basic and diluted:
   Continuing operations                         $   (0.25)       $    (0.42)         $   (0.51)       $    (0.83)
   Discontinued operations                               -             (0.12)                 -             (0.26)
                                          ------------------------------------ ------------------------------------
Net loss                                         $   (0.25)       $    (0.54)         $   (0.51)       $    (1.09)
                                          ==================================== ====================================
Weighted average basic and diluted shares
outstanding                                     27,603,900        25,403,586         27,727,801        25,347,314
                                          ==================================== ====================================

                              The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                           THESTREET.COM, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                    For the Six Months Ended June 30,
                                                                 -----------------------------------------
                                                                         2001                2000
                                                                 -----------------------------------------
Cash Flows from Operating Activities:
Net Loss                                                               $ (14,134,009)      $ (27,705,974)
Adjustments to reconcile net loss to cash used in
   operating activities, net of acquired businesses:
Noncash compensation expense                                                 448,154             826,385
Noncash advertising expense                                                        -             347,503
Provision for doubtful accounts                                              263,841             542,957
Minority interest                                                                  -          (3,144,861)
Depreciation and amortization                                              2,573,895           1,364,061
Decrease (Increase) in accounts receivable                                 2,403,242          (1,880,493)
(Increase) decrease in other receivables                                    (111,975)          1,758,081
Increase in receivable from related party                                   (132,754)                  -
Increase in prepaid expenses and other current assets                     (1,151,727)         (1,858,683)
Decrease in net current assets of discontinued operations                  1,797,957             350,771
(Increase) decrease in other assets                                         (156,207)             35,970
Increase in goodwill and intangibles                                               -            (715,000)
Decrease (increase) in non-current assets of discontinued
operations                                                                   426,218          (1,614,976)
(Decrease) increase in accounts payable and accrued expenses              (2,228,957)          3,002,697
Decrease in restructuring reserve                                         (1,525,260)                  -
Increase in deferred revenue                                                 223,138           1,501,532
(Decrease) increase in other current liabilities                            (933,443)            728,685
Increase in deferred rent                                                           -             70,000
                                                                 -----------------------------------------
             Net cash used in operating activities                       (12,237,887)        (26,391,345)
                                                                 -----------------------------------------
Cash Flows from Investing Activities:
Purchase of short-term investments                                        (3,711,437)        (32,354,389)
Sale of short-term investments                                            24,500,000          17,890,000
Purchase of investment in held to maturity security                       (2,023,044)                  -
Loans to Business Net Online Ltd.                                           (629,354)                  -
Capital expenditures                                                        (767,445)         (4,444,941)
Acquisition of business, net of cash acquired                             (5,400,000)            274,998
                                                                 -----------------------------------------
      Net cash provided by (used in) investing activities                 11,968,720         (18,634,332)
                                                                 -----------------------------------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock                                         4,474             263,214
Purchase of treasury stock                                                (2,433,057)                  -
Proceeds from sale / leaseback                                                     -           2,160,555
                                                                 -----------------------------------------
      Net cash (used in) provided by financing activities                 (2,428,583)          2,423,769
                                                                 -----------------------------------------
Effect of exchange rate on changes in cash                                         -            (594,723)
                                                                -----------------------------------------
     Net increase (decrease) in cash                                      (2,697,750)        (43,196,631)
Cash and cash equivalents, beginning of period                            46,339,561         108,239,811
                                                                 -----------------------------------------
Cash and cash equivalents, end of period                               $  43,641,811       $  65,043,180
                                                                 =========================================
Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Equipment acquired under capital leases                                 $          -        $  2,388,239
Issuance of common stock - acquisition of business                      $    155,968        $    275,000

                              The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                            TheStreet.com, Inc.

            Notes to Condensed Consolidated Financial Statements

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

         TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, books and conferences. Our staff of more than 50 professional reporters and editors, together with approximately 30 outside contributors, produce more than 60 original news, analysis and commentary pieces each business day that are aimed at helping readers of our web sites and other products make informed investment decisions.

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

Basis of Presentation

         The information presented as of June 30, 2001 and 2000, and for the three and six month periods then ended, is unaudited, but in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which we consider necessary for the fair presentation of our financial position as of June 30, 2001, the results of our operations for the three and six month periods ended June 30, 2001 and 2000, and our cash flows for the six month periods ended June 30, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements and accompanying notes for the year ended December 31, 2000, included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of TheStreet.com, Inc. and our subsidiary TheStreet.com (UK) Limited, whose operations were discontinued in November 2000. All intercompany balances and transactions have been eliminated in consolidation.

         Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.

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

         The restructuring charges consisted of the following:
                                                    Expense for year ended          Payments and             Accrual at
                                                       December 31, 2000       writeoffs to date           June 30, 2001
                                                  ------------------------   -------------------     -------------------
Headcount reductions                                            $  478,278            $  478,278                 $     0
Consolidation of facilities and reduction
   in non-performing assets                                      3,695,648             1,740,556               1,955,092
Extinguishment of marketing and
   technology related contracts                                 13,401,596            10,396,823               3,004,773
                                                  ------------------------   -------------------     -------------------

                                                              $ 17,575,522          $ 12,615,657             $ 4,959,865
                                                  ========================   ===================     ===================

4.       DISCONTINUED OPERATIONS

         In November 2000, the Company's Board of Directors decided to discontinue our U.K. operations. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior years to conform to the current year presentation.

         In December 2000, the Company recorded a provision to accrue for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

         As of June 30, 2001, the fair market value of the remaining assets was $44,023, consisting of a VAT tax refund receivable.

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

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

7.       RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current year presentation.

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

Results of Operations

         In November 2000, the Company's Board of Directors decided to discontinue our U.K. operations. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. The following information has been presented on a basis consistent with discontinued operations treatment. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Recent Developments

         On July 30, 2001, we broadcast our first nationally syndicated financial radio program pursuant to our previously announced agreement with Premier Radio Networks.

         On June 13, 2001, we announced that David Morrow, former articles editor of SmartMoney magazine, would become editor-in-chief, succeeding Dave Kansas. Prior to working for SmartMoney, Mr. Morrow worked at The New York Times, The Detroit Free Press and Fortune.

         On May 30, 2001, we launched Action Alerts PLUS, a subscription-based product providing email distribution of investment insight from James J. Cramer and access to Mr. Cramer's continuously updated personal stock portfolio on the web. Mr. Cramer is a director and stockholder of TheStreet.com as well as Markets Commentator for us and the CNBC cable television network.

Results Of Operations

Three Months Ended June 30, 2001 And June 30, 2000

Net Revenues

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from Internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues decreased to $1,117,073 for the three months ended June 30, 2001, as compared to $3,906,360 for the three months ended June 30, 2000. This decrease is primarily due to a significant slowdown in the overall online advertising market, resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements. For the three months ended June 30, 2001, 30% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 53% for the three months ended June 30, 2000. The number of our advertisers for the three months ended June 30, 2001 was 61, as compared to 98 for the three months ended June 30, 2000. For the three months ended June 30, 2001, our top five advertisers accounted for approximately 45% of our total advertising and e-commerce revenues, as compared to approximately 27% for the three months ended June 30, 2000.

         Subscription Revenues. Subscription revenues are derived from annual and monthly subscriptions. Subscription revenues totaled $2,099,089 for the three months ended June 30, 2001, as compared to $2,127,411 for the three months ended June 30, 2000. This is primarily the result of decreased subscription revenue associated with our RealMoney.com web site, offset by subscription revenue associated with SmartPortfolio.com, which was acquired in December 2000, as well as the recent launch of several new subscription-based products, such as TheStreet(TM)View for Hedge Funds and Action Alerts PLUS. For the three months ended June 30, 2001, approximately 76% of our net subscription revenue was derived from annual subscriptions, as compared to approximately 82% for the three months ended June 30, 2000. We calculate net subscription revenues by deducting cancellation chargebacks and refunds from gross revenues. During the three months ended June 30, 2001, cancellation chargebacks and refunds approximated 21% of gross subscription revenues.

         Our RealMoney.com subscriber base has decreased to approximately 65,800 annual and monthly subscribers as of June 30, 2001 (not including free trials, but including subscribers paid for as part of bulk subscription contracts), as compared to approximately 109,300 as of June 30, 2000. This decrease is primarily the result of the increase in the subscription price of our RealMoney.com web site, introduced in June 2000. We anticipate that the decline in our subscriber level will stabilize in the future as the remaining lower priced annual subscriptions come up for renewal at the higher price in July 2001.

         Other Revenues. Other revenues are primarily derived from syndication revenues, barter arrangements, reprint revenues, conference attendees and reprint revenues. Other revenues increased to $354,820 for the three months ended June 30, 2001, as compared to $299,304 for the three months ended June 30, 2000. This increase is primarily the result of increased syndication revenue, conference attendee revenue and royalties from our investing book, partially offset by fewer barter arrangements with online and print media companies, as well as the absence of revenues associated with TheStreet.com television show. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost Of Revenues

         Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues decreased to $2,117,426 for three months ended June 30, 2001, as compared to $3,450,204 for the three months ended June 30, 2000. This decrease is primarily the result of reductions within our editorial staff to 56 employees as of June 30, 2001, as compared to 103 as of June 30, 2000.

Product Development Expenses

         Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses decreased to $2,666,419 for the three months ended June 30, 2001, as compared to $3,616,120 for the three months ended June 30, 2000. This decrease is primarily the result of reduced consulting fees that were incurred in 2000 as a result of the expansion of our capacity to handle the increase in traffic related to the conversion of our subscription-based TheStreet.com web site to a completely free, advertising-supported site, accompanied by RealMoney.com, a new subscription-based site. Additionally, reductions within our technology and product development staff to 37 employees as of June 30, 2001, as compared to 53 employees as of June 30, 2000, resulted in reduced compensation and related expenses. These savings were partially offset by increased depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic and equipment from our acquisition of SmartPortfolio.com, Inc. in late December 2000.

Sales And Marketing Expenses

         Sales and marketing expenses consist primarily of advertising and promotion on television, radio and online, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for our direct sales force and customer service department. Sales and marketing expenses decreased to $2,963,327 for the three months ended June 30, 2001, as compared to $7,261,049 for the three months ended June 30, 2000. This decrease is primarily the result of reduced advertising and promotion expenses resulting from our strategy of eliminating non-web based advertising, as well as a reduction in our sales and marketing staff to 35 employees as of June 30, 2001, as compared to 58 as of June 30, 2000.

General And Administrative Expenses

         General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs decreased to $3,094,999 for the three months ended June 30, 2001, as compared to $3,932,314 for the three months ended June 30, 2000. This decrease is primarily the result of reduced outside counsel fees that were incurred in 2000 in connection with the cancellation of TheStreet.com television show in May 2000, as well as lower occupancy costs, partially offset by increased goodwill amortization related to our acquisition of SmartPortfolio.com, Inc. in December 2000.

Noncash Compensation Expense

         In 1998, and the first three months of 1999, we granted options to purchase shares of our common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The noncash compensation expense decreased to $218,672 for the three months ended June 30, 2001, as compared to $281,656 for the three months ended June 30, 2000. The remaining noncash compensation expense for 2001 is currently estimated to be approximately $430,286.

Restructuring Expenses

         During the year ended December 31, 2000, we recorded restructuring expenses to align our cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The restructuring expense of ($375,000) for the three months ended June 30, 2001 represents the reversal of previously estimated expenses as a result of a negotiated settlement for less than the amount initially estimated.

Interest Income

         For the three months ended June 30, 2001, interest income was $603,147, as compared to $1,394,953 for the three months ended June 30, 2000. This decrease is the result of reduced cash balances and lower interest rates.

Loss From Discontinued Operations

         In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the assets and liabilities of the discontinued operations are being liquidated as promptly as possible. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

         For the three months ended June 30, 2001, there was no loss from discontinued operations, as compared to the net effect of a loss of $3,009,861 for the three months ended June 30, 2000, while the U.K. company was in operation. No additional loss amounts were recorded for the three months ended June 30, 2001 because we believe that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by a provision recorded in December 2000.

         As of June 30, 2001, the book value of the remaining current assets of the discontinued operations was $44,023. There were no remaining non-current assets.

Six Months Ended June 30, 2001 And June 30, 2000

Net Revenues

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues decreased to $3,060,538 for the six months ended June 30, 2001, as compared to $6,529,715 for the six months ended June 30, 2000. This decrease is primarily due to a significant slowdown in the overall online advertising market, resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements. For the six months ended June 30, 2001, 32% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 54% for the three months ended June 30, 2000. The number of our advertisers for the six months ended June 30, 2001 was 96, as compared to 144 for the six months ended June 30, 2000. For the six months ended June 30, 2001, our top five advertisers accounted for approximately 38% of our total advertising and e-commerce revenues, as compared to approximately 24% for the six months ended June 30, 2000.

         Subscription Revenues. Subscription revenues totaled $4,137,378 for the six months ended June 30, 2001, as compared to $4,164,897 for the six months ended June 30, 2000. This is primarily the result of decreased subscription revenue associated with our RealMoney.com web site, offset by revenue associated with subscription newsletters from SmartPortfolio.com, Inc., which was acquired in December 2000, as well as the recent launch of several new subscription-based products, such as TheStreet(TM)View for Hedge Funds and Action Alerts PLUS. For the six months ended June 30, 2001, approximately 77% of our net subscription revenue was derived from annual subscriptions, as compared to approximately 80% for the six months ended June 30, 2000. We calculate net subscription revenues by deducting cancellation chargebacks and refunds from gross revenues. During the six months ended June 30, 2001, cancellation chargebacks and refunds approximated 24% of gross subscription revenues.

         Other Revenues. Other revenues decreased to $764,098 for the six months ended June 30, 2001, as compared to $1,029,780 for the six months ended June 30, 2000. This decrease is primarily the result of fewer barter arrangements with online and print media companies, as well as the absence of revenues associated with TheStreet.com television show, partially offset by increased syndication revenue, conference attendee revenue and royalties from our investing book. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost Of Revenues

         Cost of revenues decreased to $5,096,430 for six months ended June 30, 2001, as compared to $6,826,351 for the six months ended June 30, 2000. This decrease is primarily the result of reductions within our editorial staff to 56 employees as of June 30, 2001, as compared to 103 as of June 30, 2000, partially offset by increased costs associated with outside contributors.

Product Development Expenses

         Product development expenses decreased to $5,384,252 for the six months ended June 30, 2001, as compared to $7,588,074 for the six months ended June 30, 2000. This decrease is primarily the result of reduced consulting fees that were incurred in 2000 as a result of the expansion of our capacity to handle the increase in traffic related to the conversion of our subscription-based TheStreet.com web site to a completely free, advertising-supported site, accompanied by RealMoney.com, a new subscription-based site. Additionally, reductions within our technology and product development staff to 37 employees as of June 30, 2001, as compared to 53 employees as of June 30, 2000, resulted in reduced compensation and related expenses. These savings were partially offset by increased depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic and equipment from our acquisition of SmartPortfolio.com, Inc. in late December 2000.

Sales And Marketing Expenses

         Sales and marketing expenses decreased to $6,476,981 for the six months ended June 30, 2001, as compared to $12,701,054 for the six months ended June 30, 2000. This decrease is primarily the result of reduced advertising and promotion expenses resulting from our strategy of eliminating non-web based advertising, as well as a reduction in our sales and marketing staff to 35 employees as of June 30, 2001, as compared to 58 as of June 30, 2000.

General And Administrative Expenses

         General and administrative costs decreased to $6,160,813 for the six months ended June 30, 2001, as compared to $7,873,141 for the six months ended June 30, 2000. This decrease is primarily the result of reduced outside counsel fees that were incurred in 2000 in connection with the cancellation of TheStreet.com television show in May 2000, as well as lower salary and related expenses, and occupancy costs, partially offset by increased goodwill amortization related to our acquisition of SmartPortfolio.com, Inc. in December 2000.

Noncash Compensation Expense

         Noncash compensation expense decreased to $448,154 for the six months ended June 30, 2001, as compared to $826,385 for the six months ended June 30, 2000. We estimate that this expense will total approximately $900,000 for the year ended December 31, 2001. The remaining noncash compensation expense beyond the year 2001 is currently estimated to be $1.1 million.

Restructuring Expenses

         During the year ended December 31, 2000, we recorded restructuring expenses to align our cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The restructuring expense of ($899,124) for the six months ended June 30, 2001 represents the reversal of previously estimated expenses as a result of negotiated settlements for less than the amounts initially estimated.

Interest Income

         For the six months ended June 30, 2001, interest income was $1,543,151, as compared to $2,931,293 for the six months ended June 30, 2000. This decrease is the result of reduced cash balances and lower interest rates.

Loss From Discontinued Operations

         For the six months ended June 30, 2001, there was no loss from discontinued operations, as compared to the net effect of a loss of $6,546,654 for the six months ended June 30, 2000, while the U.K. company was in operation. No additional loss amounts were recorded for the six months ended June 30, 2001 because we believe that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by a provision recorded in December 2000.

Liquidity and Capital Resources

         We currently invest in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds easily be made available for operating purposes. As of June 30, 2001, our cash and cash equivalents, short-term investments and our investment in a held-to-maturity security amounted to $50,697,056, representing 68% of our total assets.

         Net cash used in operating activities of $12,237,887 for the six months ended June 30, 2001 was primarily due to a net loss of $14,134,009, offset by noncash charges, decreases in accounts receivable, net current assets of discontinued operations, and non-current assets of discontinued operations, and increases in deferred revenue, partially offset by increases in prepaid expenses and other current assets, and other assets, and decreases in accounts payable and accrued expenses, restructuring reserve, and other current liabilities.

         Net cash provided by investing activities of $11,968,720 for the six months ended June 30, 2001 consisted of net sales of short-term investments, partially offset by a payment in January 2001 in connection with the acquisition of SmartPortfolio.com, Inc. in December 2000, the purchase of an investment in a held to maturity security, capital expenditures, and loans to Business Net Online Ltd. Capital expenditures generally consisted of purchases of computer software and hardware.

         Net cash used in financing activities of $2,428,583 for the six months ended June 30, 2001 consisted primarily of the purchase of treasury stock.

         We believe that our current cash and cash equivalents, short-term investments and investment in a held-to-maturity security will be sufficient to meet our anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to us, or at all. Strategic relationships, if necessary to raise additional funds, may require us to provide rights to certain of our content. The failure to raise capital when needed could materially adversely affect our business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of our common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

We Have a History of Losses, and Although We Have Diversified Our Sources of Revenue, Potential Fluctuations In Our Quarterly Financial Results Make Financial Forecasting Difficult

         As of June 30, 2001, we had an accumulated deficit of $123.8 million. We have not achieved profitability and expect to continue to incur net losses in 2001. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

         We have developed a loyal audience of investors at various experience levels who turn to our product offerings for all their financial and investing information needs. In addition, we have important strategic relationships with leading companies in the media, technology and financial services sectors that also help us create brand awareness and increase subscription and advertising revenues. Our goal is to monetize and leverage our financial content across a variety of platforms. However, we cannot assure you that our initiatives will result in increases in revenues sufficient to enable us to achieve profitability. In such an event, the price of our common stock is likely to decrease.

         Due to the uncertainty surrounding the likelihood of a significant improvement in the online advertising market in the second half of 2001, we cannot assure you that we will be able to achieve our previously announced goal of becoming EBITDA-positive by the end of 2001. EBITDA, defined as operating income before depreciation and amortization is one of the primary measures we use to evaluate performance. We believe that EBITDA is an appropriate measure of evaluating our operations. However, EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, net earnings, cash flows, and other measures of financial performance prepared in accordance with generally accepted accounting principles ("GAAP"). As EBITDA is not a measure of performance calculated in accordance with GAAP, this measure may not be comparable to similarly titled measures employed by other companies.

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

We May Have Difficulty Selling Our Advertising Inventory, A Significant Portion Of Which Is Concentrated Among Our Top Advertisers

         The market for online advertising sales has continued its severe decline over the last several months. Both traditional and new media advertisers continue to scale back their online media budgets. In addition, seasonal fluctuations in the markets for consumer products cause advertisers to generally place fewer advertisements during the first and third calendar quarters of each year. As a result, many advertising supported web sites are experiencing difficulty selling their available inventories and maintaining their rate structures. Although we believe that our network of sites and corresponding demographic profiles will continue to enable us to maintain our high sell-through, we expect that our overall advertising rates will decrease as a result of increased inventory and the continued decline in the online advertising market. Additionally, we have entered into headline indexing and content distribution agreements with a variety of Internet portals and content providers to distribute our news and headlines to their users, thus driving potential readers to our web sites. We believe that these arrangements will continue to provide a cost-effective way to increase our unique visitors and page view inventory.


However, our actual traffic is subject to a variety of factors, including seasonal fluctuations in financial news consumption and overall online usage that generally cause weakness in the first and third calendar quarters of each year, technical difficulties associated with the implementation and ongoing delivery of the news distribution arrangements, and editorial policy changes by our partners. If we are unable to attract significantly increased traffic, or if despite increased traffic, advertising revenues continue to decrease due to continued softness in the online advertising market, our business, results of operations and financial condition could be materially adversely affected.

         In the second quarter of 2001, our top five advertisers accounted for approximately 45% of our total advertising revenues. Our business, results of operations and financial condition could be materially adversely affected by the loss of a number of our top advertisers, and such a loss could be concentrated in a single quarter. Further, if we do not continue to increase our revenue from financial-services advertisers or attract advertisers from non-financial industries, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have cancellation provisions.

We May Have Difficulty Retaining Current Subscribers

         We continue to seek to retain our current subscribers and to attract new subscribers. As of June 30, 2001, we had approximately 66,000 paid subscribers, including both retail and corporate, down from approximately 109,000 when we launched our flagship site. We believe we have significantly enhanced our subscription offerings to differentiate them from the free financial news web sites that are widely available on the web, including on our own flagship site. However, given the availability of such free financial information, we may not be able to retain our current subscribers and attract additional subscribers in a cost-effective manner. If our subscription base declines more than we anticipate or our cost of subscriber acquisition increases, our business, results of operations and financial condition could be materially adversely affected.

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

         In the past, we have experienced significant spikes in traffic on our web sites when there have been important financial news events. In addition, the number of our readers has continued to increase over time and we expect our reader base to increase over time since our flagship site has been converted to a totally free site. Accordingly, our web sites must accommodate a high volume of traffic, often at unexpected times. Although we have upgraded and continue to upgrade our systems, our web sites have in the past, and may in the future, experience publishing problems, slower response times than usual or other problems for a variety of reasons. These occurrences could cause our readers to perceive our web sites as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, our business, results of operations and financial condition could be materially adversely affected.

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

Intense Competition Could Reduce Our Market Share And Harm Our Financial Performance

         A number of financial news and information sources compete for consumers' and advertisers' attention and spending. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

         o online services or web sites focused on business, finance and investing, such as CBS.MarketWatch.com, CNBC on MSN Money, CNNfn.com, The Wall Street Journal Interactive Edition, The New York Times on the Web, DowJones.com, SmartMoney.com, and The Motley Fool;

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

Any Failure Of Our Internal Security Measures Or Breach Of Our Privacy Protections Could Cause Us To Lose Users And Subject Us To Liability

         Users who subscribe to one of our subscription-based web sites are required to furnish certain personal information (including name, email address and credit card information), which we use to administer our services. Although we no longer need credit-card information to process subscription payments for our flagship site now that it has converted to a free site, we continue to gather credit card information for the subscription-based sites in our network. Additionally, we recently implemented a registration system that will collect certain information (although not payment information) from users of our free flagship site who wish to gain access to certain features of our site. If the security measures that we use to protect personal information are ineffective, we may lose users and our business may be harmed. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. We cannot predict whether technological developments or human error could allow these security measures to be circumvented. We may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If we are not able to prevent all security breaches, our business, results of operations and financial condition could be materially adversely affected.

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

A General Decline In Online Advertising Could Harm Our Business

         Our future success is dependent on the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain and its growth in recent months has slowed significantly. Most of our current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of our current and potential web publisher customers have little experience in generating revenue from the sale of advertising space on their web sites. We cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising develops more slowly than we expect, then our business, results of operations and financial condition could be materially and adversely affected.

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

         We are also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws which limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, for us and our clients. The U.S. federal and various state governments have been investigating certain Internet companies regarding their use of personal information and have recently proposed limitations on the collection and use of information regarding Internet users. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain information from users in Europe. We could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate our privacy practices. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, we may be required to make changes to our products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect our business, financial condition or results of operations. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for our web sites or otherwise materially adversely affect our business.

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

Volatility Of Our Stock Price Could Adversely Affect Our Stockholders

         The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet- related companies, have been highly volatile. The trading price of our stock has been and may continue to be subject to wide fluctuations. From April 1, 2001 through June 30, 2001, the closing sale price of our common stock on the Nasdaq National Market ranged from $2.625 to $1.24. As of August 10, 2001, the closing sale price was $1.23. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On July 3, 2001, AremisSoft Corporation ("AremisSoft") filed a complaint in the U.S. District Court for the Northern District of California against TheStreet.com, West Highland Capital, Inc., J. David Scially, Michael Wilkens, Wells Fargo Van Kasper LLC, Martin Svanda, Apex Capital LLC and Rocker Partners L.P. The complaint alleges that, in concert with the other defendants, we published false, defamatory statements about AremisSoft and conspired to disseminate such statements in order to facilitate profitable short sales of AremisSoft's stock. The complaint contains four causes of action and asks for unspecified damages including compensatory damages, special damages, disgorgement of wrongful profits, injunctive relief, punitive damages and attorneys' fees and costs.

         TheStreet.com believes that the allegations contained in AremisSoft's complaint are unfounded, lack evidentiary support and that the claims and legal contentions in the complaint are not warranted under the law, and intends to defend against the lawsuit vigorously.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to Vote of Security Holders

         The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on June 26, 2001:

         (i) the election of James M. Meyer and Darryl Otte as Class II directors of the Company, to serve until the annual meeting in 2004; (votes for 18,487,373 and 18,979,765, respectively)

         (ii) the ratification of the appointment of Arthur Andersen LLP as our independent certified public accountants for the fiscal year ending December 31, 2001; (votes for: 19,044,136; votes against: 57,396;
abstained: 1,796)


Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         (a)      Exhibits

                  Exhibit
                  Number   Description

                     *3.1  .........Amended and Restated Certificate of Incorporation
                    **3.2  .........Amended and Restated Bylaws
                     *4.1  .........Amended and Restated Registration Rights Agreement, dated as of
                                       December 21, 1998 among TheStreet.com and the stockholders named therein
                     *4.2  .........The Street.com Rights Agreement
                     *4.3  .........Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
                     +4.4  .........Amended and Restated 1998 Stock Incentive Plan

         (b)      Reports on Form 8-K

                  We did not file any reports on Form 8-K during the Quarter Ended June 30, 2001.

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


                            TheStreet.com, Inc.
                                (Registrant)


Date: August 14, 2001      By: /s/ Thomas J. Clarke, Jr.
                               -------------------------
                               Name:  Thomas J. Clarke, Jr.
                               Title:  Chief Executive Officer


Date: August 14, 2001      By: /s/ Lisa A. Mogensen
                               -------------------------
                               Name:  Lisa A. Mogensen
                               Title: Chief Financial Officer

                               EXHIBIT INDEX

Exhibit No.       Description
   *3.1           Amended and Restated Certificate of Incorporation
  **3.2           Amended and Restated Bylaws
   *4.1           Amended and Restated Registration Rights Agreement, dated as of December 21, 1998 among TheStreet.com and the stockholders named therein
   *4.2           The Street.com Rights Agreement
   *4.3           Amendment No. 1, dated as of August 7, 2000, to Rights
                  Agreement
   +4.4           Amended and Restated 1998 Stock Incentive Plan

     * Incorporated by reference to Exhibits to the Registrant's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

    ** Incorporated by reference to Exhibits to the Registrant's Annual Report on Form 10-K dated March 30, 2000 (File No. 0-25779)

    + Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2001 (File No. 0-25779).