Form 10-Q
period 2001-09-30
THESTREET COM
filed 2001-11-14
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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
YES   X   .  NO        .
   -------     --------

Number of shares of Common Stock outstanding at November 9, 2001:

Common Stock, par value $0.01 per share                            23,502,259
---------------------------------------                            ----------
                  (Class)                                  (Number of Shares)


                            TheStreet.com, Inc.
                                 Form 10-Q

                For the Nine Months Ended September 30, 2001


Part I - FINANCIAL INFORMATION.....................................................................................1
         Item 1.  Condensed Consolidated Financial Statements......................................................1
                  Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.............1
                  Condensed Consolidated Statements of Operations for the Three and Nine Months
                  Ended September 30, 2001 and 2000................................................................2
                  Condensed Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2001 and 2000................................................................3
                  Notes to Condensed Consolidated Financial Statements.............................................4
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................7
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................15

PART II - OTHER INFORMATION.......................................................................................26
         Item 1.  Legal Proceedings...............................................................................26
         Item 2.  Changes in Securities and Use of Proceeds.......................................................26
         Item 3.  Defaults Upon Senior Securities.................................................................26
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................26
         Item 5.  Other Information...............................................................................26
         Item 6.  Exhibits and Reports on Form 8-K................................................................27
SIGNATURES........................................................................................................28

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                                            THESTREET.COM, INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                               September 30, 2001          December 31, 2000
                                                       ------------------------------------------------------
                                                                  (unaudited)

                                     ASSETS

Current Assets:
Cash and cash equivalents                                        $    29,282,628            $    46,339,561
Short-term investments                                                 6,523,192                 25,820,764
Accounts receivable, net of allowance for doubtful
   accounts of $736,720 as of September 30, 2001 and
   $749,159 as of December 31, 2000                                    1,079,100                  4,009,132
Other receivables                                                      1,964,295                    707,266
Receivable from related party                                            311,188                    160,000
Prepaid expenses and other current assets                              2,015,537                  2,881,815
Net current assets of discontinued operations                             45,943                  1,841,980
                                                       ------------------------------------------------------
      Total current assets                                            41,221,883                 81,760,518
Property and equipment, net of accumulated
   depreciation and amortization of $5,271,249
   as of September 30, 2001
   and $3,165,598 as of December 31, 2000                              6,553,690                 10,278,567
Other assets                                                             771,186                    779,559
Goodwill and intangibles, net of accumulated
   amortization of $1,352,285 as of September 30,
   2001 and $50,000
   as of December 31, 2000                                             3,856,854                  4,913,386
Investment in held to maturity securities                              4,027,386                          -
Long-term investments                                                  2,250,000                  2,250,000
Non-current assets of discontinued operations                                  -                    426,218
                                                       ------------------------------------------------------
      Total assets                                               $    58,680,999            $   100,408,248
                                                       ======================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                                 $     2,067,879            $     3,118,661
Accrued expenses                                                       4,974,795                 12,266,857
Restructuring reserve                                                  2,698,059                  6,485,125
Deferred revenue                                                       3,774,067                  3,896,884
Other current liabilities                                                319,214                  1,264,607
                                                       ------------------------------------------------------
      Total current liabilities                                       13,834,014                 27,032,134
Deferred rent                                                          1,808,553                  1,995,645
                                                       ------------------------------------------------------
      Total liabilities                                               15,642,567                 29,027,779
                                                       ------------------------------------------------------

Stockholders' equity
Preferred stock; $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                     -                          -
Common stock; $0.01 par value; 100,000,000 shares
   authorized; 28,323,883 shares issued and 23,697,351
  shares outstanding at September 30, 2001, and
  28,074,483 shares issued and outstanding at
  December 31, 2000                                                      283,239                    280,745
Additional paid-in capital                                           183,030,848                182,888,343
Deferred compensation                                                 (1,254,419)                (2,149,572)
Accumulated deficit                                                 (132,653,791)              (109,639,047)
Treasury stock at cost; 4,626,532 shares                              (6,367,445)                         -
                                                       ------------------------------------------------------
      Total stockholders' equity                                      43,038,432                 71,380,469
                                                       ------------------------------------------------------
      Total liabilities and stockholders' equity                 $    58,680,999            $   100,408,248
                                                       ======================================================

                 The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                                     1


                                                 THESTREET.COM, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                         For the Three Months Ended          For the Nine Months Ended
                                                September 30,                      September 30,
                                      ----------------------------------------------------------------------
                                               2001             2000             2001              2000
                                               ----             ----             ----              ----
                                                    (Unaudited)                        (Unaudited)

Net revenues:
Advertising & e-commerce revenues          $ 913,736       $ 2,794,878      $ 3,974,274        $ 9,324,593
Subscription revenues                      2,328,101         2,111,364        6,465,479          6,276,261
Other revenues                               212,083           407,653          976,181          1,437,433
                                      ----------------------------------------------------------------------
         Total net revenues                3,453,920         5,313,895       11,415,934         17,038,287
Cost of revenues                           1,980,622         3,416,081        7,077,052         10,242,432
                                      ----------------------------------------------------------------------
            Gross profit                   1,473,298         1,897,814        4,338,882          6,795,855
                                      ----------------------------------------------------------------------

Operating expenses:
Product development expenses               2,850,952         2,761,053        8,235,204         10,349,127
Sales and marketing expenses               2,575,220         5,394,951        9,052,201         18,096,005
General and administrative expenses        2,196,924         2,167,155        8,357,737         10,040,296
Noncash compensation expense                 430,768           276,660          878,922          1,103,045
Restructuring expenses                       182,035                 -        (717,089)                  -
Settlement charge                          2,535,660                 -        2,535,660                  -
Severance expense                                  -                 -          971,668                  -
                                      ----------------------------------------------------------------------
   Total operating expenses               10,771,559        10,599,819       29,314,303         39,588,473
                                      ----------------------------------------------------------------------
   Loss from continuing operations        (9,298,261)       (8,702,005)     (24,975,421)       (32,792,618)
Interest income                              417,526         1,400,711        1,960,677          4,332,004
                                      ----------------------------------------------------------------------
   Net loss from continuing
     operations                           (8,880,735)       (7,301,294)     (23,014,744)       (28,460,614)
Loss from discontinued operations                  -        (2,329,342)               -         (8,875,996)
                                      ----------------------------------------------------------------------
   Net loss                             $ (8,880,735)     $ (9,630,636)   $ (23,014,744)     $ (37,336,610)
                                      ======================================================================

Net loss per share - basic and diluted:
   Continuing operations                   $   (0.35)       $    (0.28)      $    (0.86)        $    (1.11)
   Discontinued operations                         -             (0.09)               -              (0.35)
                                      ----------------------------------------------------------------------
Net loss                                   $   (0.35)       $    (0.37)      $    (0.86)        $    (1.46)
                                      ======================================================================
Weighted average basic and diluted
shares outstanding                        25,191,797        26,268,851       26,873,177          25,656,735
                                      ======================================================================

                     The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements.

                                                        2


                                           THESTREET.COM, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months Ended September 30,
                                                                 -----------------------------------------
                                                                        2001                 2000
                                                                 -----------------------------------------
Cash Flows from Operating Activities:
Net Loss                                                              $ (23,014,744)       $ (37,336,610)
Adjustments to reconcile net loss to cash used in
   operating activities, net of acquired businesses:
Noncash compensation expense                                                878,922            1,103,045
Noncash advertising expense                                                       -            1,009,817
Provision for doubtful accounts                                             362,582              548,479
Minority interest                                                                 -           (4,162,888)
Depreciation and amortization                                             3,839,868            2,290,899
Decrease (Increase) in accounts receivable                                2,560,450           (1,151,690)
(Increase) decrease in other receivables                                   (315,175)           1,248,524
Increase in receivable from related party                                  (151,188)                   -
Decrease (increase) in prepaid expenses and other current assets            866,278           (2,413,179)
Decrease (increase) in net current assets of discontinued
operations                                                                1,796,037             (111,506)
(Increase) decrease in other assets                                        (185,646)              42,989
Decrease (increase) in non-current assets of discontinued
operations                                                                  426,218           (1,457,539)
(Decrease) increase in accounts payable and accrued expenses             (2,865,273)           5,192,604
Decrease in restructuring reserve                                        (1,657,782)                   -
(Decrease) increase in deferred revenue                                    (283,172)           1,482,471
(Decrease) increase in other current liabilities                           (945,393)             959,072
Increase in deferred rent                                                         -              149,524
                                                                 -----------------------------------------
             Net cash used in operating activities                      (18,688,018)         (32,605,988)
                                                                 -----------------------------------------
Cash Flows from Investing Activities:
Purchase of short-term investments                                       (8,744,216)         (51,285,484)
Sale of short-term investments                                           28,041,788           33,390,000
Purchase of investment in held to maturity securities                    (6,051,786)                   -
Sale of investment in held to maturity securities                         2,024,400                    -
Loans to Business Net Online Ltd.                                          (941,854)                   -
Capital expenditures                                                       (935,064)          (4,990,788)
Acquisition of business, net of cash acquired                            (5,400,000)            (250,000)
                                                                 -----------------------------------------
      Net cash provided by (used in) investing activities                 7,993,268          (23,136,272)
                                                                 -----------------------------------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock                                        5,262            7,313,572
Purchase of treasury stock                                               (6,367,445)                   -
Proceeds from sale/leaseback                                                      -            2,388,239
Repayments under sale/leaseback                                                   -             (383,138)
                                                                 -----------------------------------------
      Net cash (used in) provided by financing activities                (6,362,183)           9,318,673
                                                                 -----------------------------------------
Effect of exchange rate on changes in cash                                        -             (738,687)
                                                                 -----------------------------------------
     Net decrease in cash                                               (17,056,933)         (47,162,274)
Cash and cash equivalents, beginning of period                           46,339,561          108,239,811
                                                                 -----------------------------------------
Cash and cash equivalents, end of period                              $  29,282,628        $  61,077,537
                                                                 =========================================

Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Equipment acquired under capital leases                               $           -        $   2,388,239
Issuance of common stock - acquisition of business                    $     155,968        $     275,000

                   The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements.

                            TheStreet.com, Inc.

            Notes to Condensed Consolidated Financial Statements

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

         TheStreet.com, Inc. (the "Company" or "TheStreet.com") is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. The Company's content is available across diverse product offerings, including the Internet, print media, books and conferences. The Company's staff of more than 50 professional reporters and editors, together with approximately 25 outside contributors, produce more than 50 original news, analysis and commentary pieces each business day that are aimed at helping readers of the Company's web sites and other products make informed investment decisions.

         The Company has developed a loyal audience of investors at various experience levels who turn to its product offerings for all their financial and investing information needs. In addition, the Company has important strategic relationships with leading companies in the media, technology and financial services sectors that also help the Company to create brand awareness and increase subscription and advertising revenues.

Basis of Presentation

         The information presented as of September 30, 2001 and 2000, and for the three and nine month periods then ended, is unaudited, but in the opinion of management of TheStreet.com, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of its financial position as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of TheStreet.com, Inc. and its subsidiary TheStreet.com (UK) Limited, whose operations were discontinued in November 2000. All intercompany balances and transactions have been eliminated in consolidation.

         Results for the interim periods are not necessarily indicative of results that may be expected for the entire year.

2.       NET LOSS PER SHARE OF COMMON STOCK

         TheStreet.com computes net loss per share of common stock in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per share ("Basic EPS") is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted net loss per share is identical to basic net loss per share since all outstanding stock options and warrants were excluded from the calculation as their effect is antidilutive.

3.       INVESTMENT IN HELD TO MATURITY SECURITIES

         As of September 30, 2001, the Company owns $4,027,386 of Government Agency Notes bearing interest ranging from 4.07% to 4.48%, with a maturity range of 404 to 684 days. Management's intention is to hold these securities until maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

4.       TREASURY STOCK

         In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company has purchased 4,626,532 shares of common stock at an aggregate cost of $6,367,445 as of September 30, 2001.

5.       RESTRUCTURING

         During the year ended December 31, 2000, the Company recorded restructuring expenses of $17,575,522. These restructuring charges were taken to align the cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The plan resulted in approximately a 20% headcount reduction throughout the organization.

         The following table displays the activity and balances of the restructuring reserve account from inception to September 30, 2001:


                         Initial   4 Qtr 2000    Balance      1 Qtr 2001 Activity       Balance
                          Charge   Deductions   12/31/00     Deductions  Adjustments    03/31/01
                      ----------------------------------------------------------------------------

Headcount reductions  $   478,278  $ (478,278)   $        0  $       0   $       0    $        0

Consolidation of
   facilities and
   reduction in
   non-performing
   assets               3,695,648   (1,643,896)   2,051,752       (904)                2,050,848
Extinguishment of
   marketing and
   technology related
   contracts           13,401,596   (8,968,223)   4,433,373   (529,476)   (524,124)    3,379,773
                      ----------------------------------------------------------------------------
                      $17,575,522 $(11,090,397)  $6,485,125  $(530,380)  $(524,124)   $5,430,621
                      ============================================================================

(Chart Continued)

                      2 Qtr 2001 Activity        Balance     3 Qtr 2001 Activity       Balance
                      Deductions  Adjustments    06/30/01   Deductions   Adjustments   09/30/01
                     -----------------------------------------------------------------------------
Headcount reductions  $      0    $      0      $        0   $        0   $       0   $        0

Consolidation of
   facilities and
   reduction in
   non-performing
   assets              (95,756)                 1,955,092    (2,453,442)    212,035     (286,315)
Extinguishment of
   marketing and
   technology related
   contracts                       (375,000)    3,004,773         9,601     (30,000)   2,984,374
                     -----------------------------------------------------------------------------
                      $(95,756)   $(375,000)   $4,959,865   $(2,443,841)   $182,035   $2,698,059
                     ==============================================================================

         The above deductions from reserve primarily represent write-offs of previously capitalized costs and cash payments. The above adjustments primarily represent revisions to the Company's original estimates based on negotiated settlements.

6.       SETTLEMENT CHARGE

         For the three months ended September 30, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay to Go2Net a total of $7.5 million over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7.5 million investment in the Company by Go2Net and Vulcan Ventures.

7.       DISCONTINUED OPERATIONS

         In November 2000, the Company's Board of Directors decided to discontinue its U.K. operations. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has restated its consolidated financial statements for prior years to conform to the current year presentation.

         In December 2000, the Company recorded a provision to accrue for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

         As of September 30, 2001, the fair market value of the remaining assets was $45,943, consisting of a VAT tax refund receivable.

8.       NONCASH COMPENSATION EXPENSE

         During the three months ended September 30, 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his salary under his employment agreement with the Company. The shares were valued at $287,500 based upon the fair market value at the date of the award and are recorded as noncash compensation expense in the accompanying Statement of Operations over the term (1 year).

9.       ACQUISITION

         On December 20, 2000, the Company acquired substantially all of the assets and certain liabilities of SmartPortfolio.com, Inc. The Company paid total consideration of $5,400,000 cash and 77,984 shares of its common stock, having a value on the closing date of approximately $156,000, plus up to an additional 489,644 shares of common stock at future dates subject to continued employment conditions being met. As of December 31, 2000, the total consideration of approximately $5,556,000 in cash and common stock was reflected in accrued expenses, and was paid in January 2001.

10.      NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

11.      RECLASSIFICATIONS

         Certain prior period amounts have been reclassified to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ.

         The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Overview

         TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. The Company's content is available across diverse product offerings, including the Internet, print media, books and conferences. The Company was originally organized as a limited liability company in June 1996. In May
1998, the Company converted to a C corporation, incorporated in Delaware, and in May 1999, the Company completed its initial public offering.

         The Company has developed a loyal audience of investors at various experience levels who turn to its product offerings for all their financial and investing information needs. In addition, the Company has important strategic relationships with leading companies that also help to create brand awareness and increase subscription and advertising revenues.

Results of Operations

         In November 2000, the Company's Board of Directors decided to discontinue its U.K. operations. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. The following information has been presented on a basis consistent with discontinued operations treatment. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

Recent Developments

        During the third quarter ended September 30, 2001, the Company developed and launched the following subscription-based products:

         o The Chartman's Top Stocks - This product contains exclusive stock charting analysis from columnist Gary B. Smith and is emailed to subscribers every evening.
         o TheStreet(TM)Notes - This product is a daily summary of analyst actions and comments. The Company expects to convert this product into a premium product after the conclusion of its introductory free-trial period.
         o TheStreet.com's Era of Value - This is a bi-weekly product which includes analysis of individual value stocks and a continually updated model portfolio of value investments.

Results Of Operations

Three Months Ended September 30, 2001 And September 30, 2000

Net Revenues

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from Internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues decreased to $913,736 for the three months ended September 30, 2001, as compared to $2,794,878 for the three months ended September 30, 2000. This decrease is primarily due to a significant slowdown in the overall online advertising market, resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements. For the three months ended September 30, 2001, 35% of the Company's advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 66% for the three months ended September 30, 2000. The number of the Company's advertisers for the three months ended September 30, 2001 was 43, as compared to 85 for the three months ended September 30, 2000. For the three months ended September 30, 2001, the Company's top five advertisers accounted for approximately 41% of its total advertising and e-commerce revenues, as compared to approximately 36% for the three months ended September 30, 2000.

         Subscription Revenues. Subscription revenues are derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenues totaled $2,328,101 for the three months ended September 30, 2001, as compared to $2,111,364 for the three months ended September 30, 2000. This increase is primarily the result of the launch of several new subscription-based products, such as TheStreet(TM)View for Hedge Funds, Action Alerts PLUS and The Chartman's Top Stocks, as well as subscription revenue associated with SmartPortfolio.com, which was acquired in December 2000, partially offset by decreased subscription revenue associated with the Company's RealMoney.com web site. For the three months ended September 30, 2001, approximately 71% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 80% for the three months ended September 30, 2000. The Company calculates net subscription revenues by deducting cancellation chargebacks and refunds from gross revenues. During the three months ended September 30, 2001, cancellation chargebacks and refunds approximated 8% of gross subscription revenues.

         The Company's subscriber base has decreased to approximately 76,000 annual and monthly subscribers as of September 30, 2001 (not including free trials, but including subscribers paid for as part of bulk subscription contracts), as compared to approximately 93,000 as of September 30, 2000. This decrease is primarily the result of the increase in the subscription price of the Company's RealMoney.com web site, introduced in June 2000. The Company anticipates that the decline in its subscriber level caused by the increased subscription price will stabilize in the future, as nearly all of the lower priced annual subscriptions have now come up for renewal at the higher price.

         Other Revenues. Other revenues are primarily derived from syndication revenues, conference attendees, reprint revenues, and barter arrangements. Other revenues decreased to $212,083 for the three months ended September 30, 2001, as compared to $407,653 for the three months ended September 30, 2000. This decrease is primarily the result of the absence of revenue associated with barter arrangements with online and print media companies, as well as reduced conference attendee revenue and video tape sales, partially offset by increased syndication revenue. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost Of Revenues

         Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues decreased to $1,980,622 for three months ended September 30, 2001, as compared to $3,416,081 for the three months ended September 30, 2000. This decrease is primarily the result of reductions within the Company's editorial staff to 53 employees as of September 30, 2001, as compared to 91 as of September 30, 2000, as well as decreased costs associated with the use of outside contributors.

Product Development Expenses

         Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses increased to $2,850,952 for the three months ended September 30, 2001, as compared to $2,761,053 for the three months ended September 30, 2000. This increase is primarily the result of higher depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic related to the conversion of the Company's subscription-based TheStreet.com web site to a completely free, advertising-supported site, accompanied by RealMoney.com, a new subscription-based site, and equipment from the Company's acquisition of SmartPortfolio.com, Inc. in late December 2000. This increase was partially offset by reductions within the Company's technology and product development staff to 34 employees as of September 30, 2001, as compared to 48 employees as of September 30, 2000, resulting in reduced compensation and related expenses, reduced consulting fees that were incurred in 2000 as a result of the expansion of the Company' capacity to handle the increased traffic and the creation of the RealMoney.com site, and lower hosting fees as a result of renegotiated and/or terminated agreements.

Sales And Marketing Expenses

         Sales and marketing expenses consist primarily of advertising and promotion on television, radio and online, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for the Company's direct sales force and customer service department. Sales and marketing expenses decreased to $2,575,220 for the three months ended September 30, 2001, as compared to $5,394,951 for the three months ended September 30, 2000. This decrease is primarily the result of reduced advertising and promotion expenses resulting from the Company's strategy of decreasing non-web based advertising, the absence of expense associated with barter arrangements with online and print media companies, as well as a reduction in the Company's sales and marketing staff to 36 employees as of September 30, 2001, as compared to 62 as of September 30, 2000, partially offset by increased content distribution fees.

General And Administrative Expenses

         General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs totaled $2,196,924 for the three months ended September 30, 2001, as compared to $2,167,155 for the three months ended September 30, 2000. This change is primarily the result of increased professional fees, bad debt expense, and insurance costs, as well as additional goodwill amortization related to the Company's acquisition of SmartPortfolio.com, Inc. in December 2000, partially offset by lower occupancy costs and depreciation expense in connection with the Company's reduction in its lease obligation related to its New York office.

Noncash Compensation Expense

         In 1998, and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. Additionally, during the three months ended September 30, 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his salary under his employment agreement with the Company. This results in additional noncash compensation expense over the term (1 year). Noncash compensation expense increased to $430,768 for the three months ended September 30, 2001, as compared to $276,660 for the three months ended September 30, 2000. This increase was primarily the result of the additional charge related to the stock issued in connection with the employment agreement, partially offset by the resignations of certain individuals from the Company during the past year, which has the effect of decreasing the noncash compensation expense incurred in each future quarter. The remaining noncash compensation expense for 2001 is currently estimated to be approximately $284,916.

Restructuring Expenses

         During the year ended December 31, 2000, the Company recorded restructuring expenses to align the cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The restructuring expense of $182,035 for the three months ended September 30, 2001 primarily represents adjustments to the Company's original estimates related to the reduction of its lease obligation and non-performing assets.

Settlement Charge

         For the three months ended September 30, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay to Go2Net a total of $7.5 million over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7.5 million investment in the Company by Go2Net and Vulcan Ventures.

Interest Income

         For the three months ended September 30, 2001, interest income was $417,526, as compared to $1,400,711 for the three months ended September 30, 2000. This decrease is the result of reduced cash balances and lower interest rates.

Loss From Discontinued Operations

          In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the assets and liabilities of the discontinued operations are being liquidated as promptly as possible. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the statement of operations.

         For the three months ended September 30, 2001, there was no loss from discontinued operations, as compared to the net effect of a loss of $2,329,342 for the three months ended September 30, 2000, while the U.K. company was in operation. No additional loss amounts were recorded for the three months ended September 30, 2001 because the Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by a provision recorded in December 2000.

         As of September 30, 2001, the book value of the remaining current assets of the discontinued operations was $45,943. There were no remaining non-current assets.

Nine Months Ended September 30, 2001 And September 30, 2000

Net Revenues

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues decreased to $3,974,274 for the nine months ended September 30,
2001, as compared to $9,324,593 for the nine months ended September 30, 2000. This decrease is primarily due to a significant slowdown in the overall online advertising market, resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements. For the nine months ended September 30, 2001, 33% of the Company's advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 57% for the nine months ended September 30, 2000. The number of the Company's advertisers for the nine months ended September 30, 2001 was 114, as compared to 190 for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the Company's top five advertisers accounted for approximately 35% of its total advertising and e-commerce revenues, as compared to approximately 26% for the nine months ended September 30, 2000.

         Subscription Revenues. Subscription revenues increased to $6,465,479 for the nine months ended September 30, 2001, as compared to $6,276,261 for the nine months ended September 30, 2000. This increase is primarily the result of the launch of several new subscription-based products, such as TheStreet(TM)View for Hedge Funds, Action Alerts PLUS and The Chartman's Top Stocks, as well as subscription revenue associated with SmartPortfolio.com, which was acquired in December 2000, partially offset by decreased subscription revenue associated with the Company's RealMoney.com web site. For the nine months ended September 30, 2001, approximately 75% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 80% for the nine months ended September 30, 2000. The Company calculates net subscription revenues by deducting cancellation chargebacks and refunds from gross revenues. During the nine months ended September 30, 2001, cancellation chargebacks and refunds approximated 19% of gross subscription revenues.

         Other Revenues. Other revenues decreased to $976,181 for the nine months ended September 30, 2001, as compared to $1,437,433 for the nine months ended September 30, 2000. This decrease is primarily the result of fewer barter arrangements with online and print media companies, the absence of revenues associated with TheStreet.com television show, and reduced conference attendee revenue and video tape sales, partially offset by increased syndication revenue, and royalties from the Company's investing book. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost Of Revenues

         Cost of revenues decreased to $7,077,052 for nine months ended September 30, 2001, as compared to $10,242,432 for the nine months ended September 30, 2000. This decrease is primarily the result of reductions within the Company's editorial staff to 53 employees of September 30, 2001, as compared to 91 as of September 30, 2000.

Product Development Expenses

         Product development expenses decreased to $8,235,204 for the nine months ended September 30, 2001, as compared to $10,349,127 for the nine months ended September 30, 2000. This decrease is primarily the result of reduced consulting fees that were incurred in 2000 as a result of the expansion of the Company's capacity to handle the increase in traffic related to the conversion of its subscription-based TheStreet.com web site to a completely free, advertising-supported site, accompanied by RealMoney.com, a new subscription-based site. Additionally, reductions within the Company's technology and product development staff to 34 employees as of September 30, 2001, as compared to 48 employees as of September 30, 2000, resulted in reduced compensation and related expenses. These savings were partially offset by increased depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic, as well as equipment from the Company's acquisition of SmartPortfolio.com, Inc. in late December 2000.

Sales And Marketing Expenses

         Sales and marketing expenses decreased to $9,052,201 for the nine months ended September 30, 2001, as compared to $18,096,005 for the nine months ended September 30, 2000. This decrease is primarily the result of reduced advertising and promotion expenses resulting from the Company's strategy of decreasing non-web based advertising, the absence of expense associated with barter arrangements with online and print media companies, as well as a reduction in the Company's sales and marketing staff to 36 employees as of September 30, 2001, as compared to 62 as of September 30, 2000.

General And Administrative Expenses

         General and administrative expenses decreased to $8,357,737 for the nine months ended September 30, 2001, as compared to $10,040,296 for the nine months ended September 30, 2000. This decrease is primarily the result of reduced occupancy costs in connection with the Company's reduction in its lease obligation related to its New York office, lower compensation and related expenses, reduced outside counsel fees that were incurred in 2000 in connection with the cancellation of TheStreet.com television show in May 2000, and lower bad debt expense, partially offset by increased goodwill amortization related to the Company's acquisition of SmartPortfolio.com, Inc. in December 2000.

Noncash Compensation Expense

         Noncash compensation expense decreased to $878,922 for the nine months ended September 30, 2001, as compared to $1,103,045 for the nine months ended September 30, 2000. The Company estimates that this expense will total approximately $1,200,000 for the year ended December 31, 2001. The remaining noncash compensation expense beyond the year 2001 is currently estimated to be $1.1 million.

Restructuring Expenses

         During the year ended December 31, 2000, the Company recorded restructuring expenses to align the cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. For the nine months ended September 30, 2001, the Company recorded a gain of $717,089 which primarily represents adjustments to the Company's original estimates related to negotiated settlements for less than the amounts initially estimated, and the reduction of its lease obligation and non-performing assets.

Settlement Charge

         For the nine months ended September 30, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay to Go2Net a total of $7.5 million over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7.5 million investment in the Company by Go2Net and Vulcan Ventures.

Interest Income

         For the nine months ended September 30, 2001, interest income was $1,960,677, as compared to $4,332,004 for the nine months ended September 30, 2000. This decrease is the result of reduced cash balances and lower interest rates.

Loss From Discontinued Operations

         For the nine months ended September 30, 2001, there was no loss from discontinued operations, as compared to the net effect of a loss of $8,875,996 for the nine months ended September 30, 2000, while the U.K. company was in operation. No additional loss amounts were recorded for the nine months ended September 30, 2001 because the Company believes that any remaining net operating losses and related costs associated with these discontinued operations have been adequately provided for by a provision recorded in December 2000.

Liquidity and Capital Resources

         The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds easily be made available for operating purposes. As of September 30, 2001, the Company's cash and cash equivalents, short-term investments and investment in held-to-maturity securities amounted to $39,833,206, representing 68% of total assets.

         Net cash used in operating activities of $18,688,018 for the nine months ended September 30, 2001 was primarily due to a net loss of $23,014,744, offset by noncash charges, decreases in accounts receivable, prepaid expenses and other current assets, net current assets of discontinued operations, and non-current assets of discontinued operations, partially offset by decreases in accounts payable and accrued expenses, restructuring reserve and other current liabilities.

         Net cash provided by investing activities of $7,993,268 for the nine months ended September 30, 2001 consisted of net sales of short-term investments, partially offset by a payment in January 2001 in connection with the acquisition of SmartPortfolio.com, Inc. in December 2000, net purchases of investment in held to maturity securities, capital expenditures, and loans to Business Net Online Ltd. Capital expenditures generally consisted of purchases of computer software and hardware.

         Net cash used in financing activities of $6,362,183 for the nine months ended September 30, 2001 consisted primarily of the purchase of treasury stock.

         The Company believes that its current cash and cash equivalents, short-term investments and investment in a held-to-maturity security will be sufficient to meet the Company's anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company's common stock.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

                                Risk Factors

         You should carefully consider the following risks before making an investment decision. The risks described below are all the material risks facing TheStreet.com. The Company may also face some non-material risks which the Company has not discussed in the following description of its risk factors. If any of the following risks occur, the Company's business, results of operations or financial condition could be materially adversely affected.

The Company Has a History of Losses, and Although The Company Has
Diversified Its Sources of Revenue, Potential Fluctuations In The Company's Quarterly Financial Results Make Financial Forecasting Difficult

         As of September 30, 2001, the Company had an accumulated deficit of $132.7 million. The Company has not achieved profitability and expects to continue to incur net losses in 2001 and 2002. The Company expects to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if the Company does achieve profitability, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

         The Company has developed a loyal audience of investors at various experience levels who turn to its product offerings for all their financial and investing information needs. In addition, the Company has important strategic relationships with leading companies in the media, technology and financial services sectors that also help us create brand awareness and increase subscription and advertising revenues. The Company's goal is to monetize and leverage its financial content across a variety of platforms. However, the Company cannot assure you that its initiatives will result in increases in revenues sufficient to enable the Company to achieve profitability. In such an event, the price of the Company's common stock is likely to decrease.

         The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. The Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal patterns are developing in the Company's industry. The Company believes that quarter-to-quarter comparisons of its operating results may not be a good indication of its future performance, nor would its operating results for any particular quarter be indicative of future operating results. In some future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock is likely to decrease.

The Company May Have Difficulty Selling Its Advertising Inventory, A Significant Portion Of Which Is Concentrated Among The Company's Top Advertisers

         The market for online advertising sales has continued its severe decline over the last several months. Both traditional and new media advertisers continue to scale back their online media budgets. In addition, seasonal fluctuations in the markets for consumer products cause advertisers to generally place fewer advertisements during the first and third calendar quarters of each year. As a result, many advertising supported web sites are experiencing difficulty selling their available inventories and maintaining their rate structures. Although the Company believes that its network of sites and corresponding demographic profiles will continue to enable it to maintain its high sell-through, the Company expects that its overall advertising rates will decrease as a result of increased inventory and the continued decline in the online advertising market. Additionally, the Company has entered into headline indexing and content distribution agreements with a variety of Internet portals and content providers to distribute its news and headlines to their users, thus driving potential readers to the Company's web sites. The Company believes that these arrangements will continue to provide a cost-effective way to increase its unique visitors and page view inventory. However, the Company's actual traffic is subject to a variety of factors, including seasonal fluctuations in financial news consumption and overall online usage that generally cause weakness in the first and third calendar quarters of each year, technical difficulties associated with the implementation and ongoing delivery of the news distribution arrangements, and editorial policy changes by the Company's partners. If the Company is unable to attract significantly increased traffic, or if despite increased traffic, advertising revenues continue to decrease due to continued softness in the online advertising market, the Company's business, results of operations and financial condition could be materially adversely affected.

         In the third quarter of 2001, the Company's top five advertisers accounted for approximately 41% of its total advertising revenues. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have cancellation provisions.

The Company May Have Difficulty Retaining Current Subscribers

         The Company continues to seek to retain its current subscribers and to attract new subscribers. As of September 30, 2001, the Company had approximately 76,000 paid subscribers to all of its subscription products, including both retail and corporate, down from approximately 109,000 subscribers to TheStreet.com prior to its conversion to RealMoney and the launch of the Company's flagship site. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial news web sites that are widely available on the web, including on the Company's own flagship site. However, given the availability of such free financial information, the Company may not be able to retain its current subscribers and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines more than anticipated or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In Developing New And Enhanced Products and Services Could Harm The Company's Business

         The Company intends to introduce additional and enhanced products and services in order to retain its current readers and attract new readers. If the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

Unforeseen Development Difficulties May Hinder The Company's Efforts

         The Company has significantly enhanced its design and its technological infrastructure to further improve its sites and to accommodate the expected increase in traffic, and intend to continue such development activities. However, unforeseen development difficulties could prevent the Company from implementing such improvements or cause the costs to implement such improvements, including design, technology and related costs, to be higher than anticipated.

         In the past, the Company has experienced significant spikes in traffic on its web sites when there have been important financial news events. In addition, the number of the Company's readers has continued to increase over time and the Company expects its reader base to increase over time since its flagship site has been converted to a totally free site. Accordingly, the Company's web sites must accommodate a high volume of traffic, often at unexpected times. Although the Company has upgraded and continues to upgrade its systems, the Company's web sites have in the past, and may in the future, experience publishing problems, slower response times than usual or other problems for a variety of reasons. These occurrences could cause the Company's readers to perceive its web sites as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company Faces A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Its Reputation

         The Company's ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company's ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. In June 2001, the Company's Internet-hosting agreement with Exodus Communications, Inc. was renewed, and the Company currently continues to maintain a portion of its production servers at Exodus's New Jersey data center, with the remainder at the Company's principal offices in New York City. In September 2001, Exodus filed for bankruptcy. Exodus has informed us that it will continue to provide hosting services to the Company as it undergoes reorganization under Chapter 11. The Company's operations depend on the ability of Exodus to protect its own systems and the Company's systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Exodus does not guarantee that the Company's Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to the Company's web sites provided by Exodus could materially adversely affect the Company's business, results of operations and financial condition. The Company's own internal systems and operations, as well as those of Exodus, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in the Company's service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company's reputation, brand and the Company's relations with its advertisers and e-commerce partners.

         Like most web sites, the Company may be vulnerable to computer viruses, physical or electronic break-ins and other deliberate attempts to disrupt its technological operations, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access the Company's data. The Company's insurance policies may not adequately compensate the Company for any losses that the Company may incur because of any failures in its system or interruptions in its delivery of content. The Company's business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays the Company's operations.

The Company's Future Success Depends On Its Ability To Attract And Retain Key Personnel

         The Company's future success depends upon its ability to attract and retain key personnel, including executives, editors, writers, and technology personnel. Only a few of the Company's key employees are bound by employment or non-competition agreements. The loss of one or more of the Company's key personnel, or the Company's inability to attract replacements with appropriate expertise, could materially adversely affect the Company's business, results of operations and financial condition.

Intense Competition Could Reduce The Company's Market Share And Harm Its Financial Performance

         A number of financial news and information sources compete for consumers' and advertisers' attention and spending. The Company competes for advertisers, readers, staff and outside contributors with many types of companies, including:

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

         o providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service and Dow Jones Markets;

         o    web "portal" companies, such as Yahoo! and America Online;
              and

         o online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab, E*TRADE and Merrill Lynch.

         The Company's ability to compete depends on many factors, including the originality, timeliness, insightfulness and trustworthiness of its content and that of the Company's competitors, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company's sales and marketing efforts.

         Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. This may allow them to devote greater resources than the Company can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies (including offering more of their financial news and commentary for free) and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. The Company's competitors may develop content that is equal or superior to the Company's or that achieves greater market acceptance than the Company's. It is also possible that new competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully for advertisers, readers, staff or outside contributors, which could materially adversely affect the Company's business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition.

         The Company also competes with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or the Company's web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to Internet advertising or to advertising on the Company's web sites.

A Failure To Establish And Maintain Strategic Relationships With Other Companies Could Decrease The Company's Subscriber And Reader Base, Which May Harm The Company's Business

         The Company depends on establishing and maintaining content syndication and headline indexing relationships with high-traffic web sites for a significant portion of its current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and the Company may have to pay significant fees to establish additional content syndication and headline indexing relationships or maintain existing relationships in the future. The Company may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

         Many companies that the Company may approach for a strategic relationship or who already have strategic relationships with the Company also provide financial news and information from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with the Company. The Company's business, results of operations and financial condition could be materially adversely affected if the Company does not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of the Company's strategic relationships do not result in an increase in the number of subscribers or readers of its web sites.

The Company May Be Unable To Grow Through Acquisitions And Integrate Future Acquisitions Into Its Business

         The Company intends to pursue a growth strategy that may involve acquisitions of other companies. However, the Company may be unable to successfully pursue and complete acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from the Company's senior management, which will limit the amount of time these individuals will have available to devote to the Company's existing operations. There can be no assurance that the Company would be able to successfully integrate these acquisitions into its business or implement its plans without delay or substantial cost. In addition, future acquisitions by the Company could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon the Company's financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth may have a material adverse effect on the Company's financial condition and results of operations.

Any Failure Of The Company's Internal Security Measures Or Breach Of Its Privacy Protections Could Cause The Company To Lose Users And Subject It To Liability

         Users who subscribe to one of the Company's subscription-based web sites are required to furnish certain personal information (including name, email address and credit card information), which the Company uses to administer its services. Although the Company no longer needs credit-card information to process subscription payments for its flagship site now that it has converted to a free site, the Company continues to gather credit card information for the subscription-based sites in its network. Additionally, the Company recently implemented a registration system that will collect certain information (although not payment information) from users of its free flagship site who wish to gain access to certain features of the Company's site. If the security measures that the Company uses to protect personal information are ineffective, the Company may lose users and the Company's business may be harmed. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. The Company cannot predict whether technological developments or human error could allow these security measures to be circumvented. The Company may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If the Company is not able to prevent all security breaches, its business, results of operations and financial condition could be materially adversely affected.

         The Company's users depend on the Company to keep their personal information private and to not disclose it to third parties. The Company therefore maintains a privacy policy, under which, with certain limited exceptions, it will not disclose to any third parties any personal information about its subscribers or other users. The Company has retained the ability to modify the privacy policy at any time. If the Company's users perceive that the Company is not protecting their privacy, its business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With The Company's Brand Development May Harm Its Ability To Attract Subscribers And Readers

         The Company believes that maintaining and growing awareness about the TheStreet.com brand is an important aspect of its efforts to continue to attract users. The importance of brand recognition will increase in the future because of the growing number of web sites providing financial news and information. The new site that the Company has introduced, RealMoney.com, and those that the Company has acquired, do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Although the Company's efforts to build brand awareness have been successful to date, they may not be cost effective or successful in the future in reaching potential users, and some potential users may not be receptive to the Company's advertising campaign or other efforts. Accordingly, the Company cannot assure you that such efforts will be successful in raising awareness of TheStreet.com brand or in persuading potential users to visit the Company's sites.

Failure To Maintain The Company's Reputation For Trustworthiness May Reduce The Number Of Its Readers, Which May Harm Its Business

         It is very important that the Company maintains its reputation as a trustworthy news organization. The occurrence of events, including the Company's misreporting a news story or the non-disclosure of a stock ownership position by one or more of the Company's writers in breach of its compliance policy, could harm the Company's reputation for trustworthiness. These events could result in a significant reduction in the number of the Company's readers, which could materially adversely affect its business, results of operations and financial condition.

Potential Liability For Information Displayed On The Company's Web Sites May Require It To Defend Against Legal Claims, Which May Cause Significant Operational Expenditures

         The Company may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information the Company publishes on its web sites or in other media. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subject to claims based upon the content that is accessible from its web sites through links to other web sites. The Company has stock ticker-based message boards that allow users to post comments about individual stocks. The Company undertakes no obligation to moderate these message boards, and potential liability for providers of message board services has not yet been well established. The Company may choose to allow its editorial staffers or outside contributors to post on its boards, thus increasing the Company's potential liability. The Company's insurance may not adequately protect it against these claims.

Failure To Protect The Company's Intellectual Property Rights Could Harm Its Brand-Building Efforts And Ability To Compete Effectively

         To protect the Company's rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with its employees, affiliates, clients, strategic partners and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has registered its trademarks in the United States and also has pending U.S. and foreign applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company offers or intends to offer its services. Failure to adequately protect the Company's intellectual property could harm its brand, devalue its proprietary content and affect its ability to compete effectively. Further, defending the Company's intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company's business, results of operations and financial condition.

The Company May Have To Defend Against Intellectual Property Infringement Claims, Which May Cause Significant Operational Expenditures

         Although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that the Company has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. The Company incorporates licensed third-party technology in some of its services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure you that these provisions will be adequate to protect it from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on the Company's part, which could materially adversely affect the Company's business, results of operations and financial condition.

The Company's Ability To Maintain And Increase Its Readership Depends On The Continued Growth In Use And Efficient Operation Of The Web

         The web-based information market is new and rapidly evolving. The Company's business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

         o    inadequate network infrastructure;

         o    security and privacy concerns;

         o    inconsistent quality of service; and

         o unavailability of cost-effective, high-speed access to the Internet.

         The Company's readers depend on Internet service providers, online service providers and other web site operators for access to its web sites. Many of these services have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to the Company's systems. These occurrences could cause the Company's readers to perceive the web in general or the Company's web sites in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. The Company also depends on a number of information providers to deliver information and data feeds to it on a timely basis. The Company's web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could materially adversely affect the Company's business, results of operations and financial condition.

A General Decline In Online Advertising Could Harm The Company's Business

         The Company's future success is dependent on the use of the Internet as an advertising medium. The Internet advertising industry is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain and its growth in recent months has slowed significantly. Most of the Company's current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of the Company's current and potential web publisher customers have little experience in generating revenue from the sale of advertising space on their web sites. The Company cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising develops more slowly than the Company expects, then its business, results of operations and financial condition could be materially and adversely affected.

         No standards have been widely accepted to measure the effectiveness of web advertising. If standards do not develop, existing advertisers may not continue or increase their levels of web advertising. If standards develop and the Company is unable to meet these standards, advertisers may not continue advertising on the Company's site. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the web. The Company's business, results of operations and financial condition could be materially adversely affected if the market for web advertising declines or develops more slowly than expected.

         Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This uncertainty makes it difficult to project the Company's future advertising rates and revenues. The Company cannot assure you that it will be successful under alternative pricing models that may emerge. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect the Company's advertising revenues. In addition, some Internet commentators, privacy advocates and federal and state officials have recently suggested that legislation may be needed to better safeguard online privacy, by the limitation or elimination of the use of cookies or by other methods. If such legislation is passed, it is likely to restrict the ability of online advertisers to target their ads, which may result in a decrease in online advertising rates or online advertising spending generally. Such a decrease could materially adversely affect the Company's advertising revenues.

         The Company also derives advertising revenues from email services, which exposes it to potential liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, privacy violations or interruptions or delays in email service. Any allegation of impropriety or any successful claim could materially adversely affect the Company's business, results of operations and financial condition.

         The Company competes with other web sites, television, radio and print media for a share of advertisers' total advertising budgets. If advertisers perceive the web in general or the Company's web sites in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to online advertising or to advertising on the Company's web sites.

Government Regulation And Legal Uncertainties Relating To The Web Could Increase The Company's Costs Of Transmitting Data And Increase Its Legal And Regulatory Expenditures And Could Decrease Its Readership

         Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of e-commerce transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. The governments of other states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to the Company's activities. These regulations, if imposed, could increase the cost of transmitting data over the web.

         In addition, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet. The Company's business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the Internet.

         The interpretation and application of existing securities laws to web-based financial news providers, including laws governing investment advisors, investment companies and broker/dealers, by the Securities and Exchange Commission and state securities regulators, is a developing area. If, as this area matures, the Company's activity is interpreted as subjecting it to regulation, the Company could be subject to liability, and its business, results of operations and financial condition could be materially and adversely affected.

         The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws which limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, for us and the Company's clients. The U.S. federal and various state governments have been investigating certain Internet companies regarding their use of personal information and have recently proposed limitations on the collection and use of information regarding Internet users. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain information from users in Europe. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate the Company's privacy practices. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company's business, financial condition or results of operations. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for the Company's web sites or otherwise materially adversely affect its business.

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

Concerns About Web Security Could Reduce The Company's Advertising Revenues, Decrease Its Reader Base And Increase Its Web Security
Expenditures

         Concern about the transmission of confidential information over the Internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as signing up for a paid subscription, executing stock trades or purchasing goods or services. Because many of the Company's advertisers seek to advertise on its web sites to encourage people to use the web to purchase goods or services, the Company's business, results of operations and financial condition could be materially adversely affected if Internet users significantly reduce their use of the web because of security concerns. The Company may also incur significant costs to protect it against the threat of security breaches or to alleviate problems caused by these breaches.

Control By Principal Stockholders, Officers And Directors Could Adversely Affect The Company's Stockholders

         The Company's officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, have the ability to control substantially all matters submitted to its stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) and to control its management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock.

Volatility Of The Company's Stock Price Could Adversely Affect The Company's Stockholders

         The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From July 1, 2001 through September 30, 2001, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $1.43 to $1.04. As of November 9, 2001, the closing sale price was $1.22. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

Anti-Takeover Provisions Could Prevent Or Delay A Change Of Control

         Provisions of the Company's amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the Company's stockholders.

The Company Does Not Intend To Pay Dividends

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         On August 14, 2001, AremisSoft Corporation voluntarily dismissed without prejudice its complaint against TheStreet.com, West Highland Capital, Inc., J. David Scially, Michael Wilkens, Wells Fargo Van Kasper LLC, Martin Svanda, Apex Capital LLC and Rocker Partners L.P., originally filed on July 3, 2001 in the U.S. District Court for the Northern District of California.

         Currently, TheStreet.com is not a party to any material legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to Vote of Security Holders

         Information concerning the matters submitted to a vote at the annual meeting of stockholders of the Company, held on June 26, 2001 is contained in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 filed with the Securities and Exchange Commission on August 14, 2001.

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

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the Quarter Ended September 30, 2001.

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


                                    TheStreet.com, Inc.
                                           (Registrant)


Date: November 14, 2001             By: /s/ Thomas J. Clarke, Jr.
                                        -------------------------
                                        Name:  Thomas J. Clarke, Jr.
                                        Title:  Chief Executive Officer


Date: November 14, 2001             By: /s/ Lisa A. Mogensen
                                        --------------------
                                        Name:  Lisa A. Mogensen
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