Form 10-Q/A
period 2001-06-30
THESTREET COM
filed 2001-12-04
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                FORM 10-Q/A

                              Amendment No. 1

                                     to

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

                                     OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to __________

                       Commission File Number 0-25779

                            TheStreet.com, Inc.
                            -------------------
           (Exact name of Registrant as specified in its charter)

           Delaware                                       06-1515824
           --------                                       -----------
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
YES   X      NO
   ______.   _____.

Number of shares of Common Stock outstanding at August 10, 2001:

Common Stock, par value $0.01 per share                       25,517,795
---------------------------------------                       ----------
        (Class)                                            (Number of Shares)









                              EXPLANATORY NOTE



This Amendment No. 1 to TheStreet.com, Inc.'s quarterly report on Form 10-Q for the quarterly period ended June 30, 2001 (the "June 10-Q") is being filed solely to correctly state the number of shares of Common Stock of the Company outstanding at August 10, 2001 (25,517,795), which was reported on the cover page of the June 10-Q and erroneously stated therein to be 29,298,048.






                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   TheStreet.com, Inc.
                                          (Registrant)


Date: December 4, 2001              By: /s/ Thomas J. Clarke, Jr.
                                        -------------------------------
                                        Name:   Thomas J. Clarke, Jr.
                                        Title:  Chief Executive Officer


Date: December 4, 2001              By: /s/ Lisa A. Mogensen
                                        -------------------------------
                                        Name:   Lisa A. Mogensen
                                        Title:  Chief Financial Officer