Form 10-K
period 2001-12-31
THESTREET COM
filed 2002-04-01
CIK 1080056

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number 0-25779

THESTREET.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515824 (I.R.S. employer identification no.)
14 Wall Street, 15th Floor New York, New York (Address of principal executive offices)	10005 (Zip code)

Registrant's telephone number, including area code: (212) 321-5000

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.01 per share	Nasdaq National Market

        Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 27, 2002 was approximately $34.1 million. On such date, the last sale price of the Registrant's common stock was $2.60 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 5% or more of the Registrant's common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

        Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 27, 2002
Common Stock, $0.01 par value	23,521,725

THESTREET.COM, INC.
2001 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

ii

THESTREET.COM, INC.
2001 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

        TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse media platforms, including the Internet, print media, radio and conferences, giving us more opportunities to generate revenue from the content we produce. Our strategic relationships with leading companies in the media, technology and financial services sectors help us create brand awareness and increase our subscription and advertising revenues.

        Since our inception in 1996, we have developed a loyal audience of individual investors at various experience levels who turn to our content for their financial and investing information needs. In the past year, we have successfully created new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of our most recent products, the institutional market—a segment historically oriented to paying for content. This growing audience of professional investors uses our products to help them make better investing and trading decisions for themselves and their clients.

        We believe that our ability to produce original, timely, insightful and trustworthy content, and to distribute it by utilizing the Internet and other real-time delivery systems, gives us a competitive advantage. Our editorial staff consists of more than 48 professional reporters and editors who, together with approximately 24 financial analysts, traders and money managers who contribute to our products from outside the Company, produce more than 50 original commentary, analysis, research and news pieces each business day for our Internet web sites. Our editorial staff and outside contributors have broken numerous important stories, many of which have been cited by other publications such as The Wall Street Journal and The New York Times. We also produce several other subscription products for use by individual investors and market enthusiasts, each designed to help a specific segment of the investing public make better-informed investing and trading decisions. And our growing roster of professional products helps brokers, financial planners and money managers make better decisions for themselves and their clients.

        To ensure impartiality and prevent any conflict-of-interest or appearance of conflict, our editorial staff and outside contributors are required to abide by our strict investment policy. According to this policy, our editorial staffers are not permitted to own individual stocks (though they may, and many do, own equity in TheStreet.com, Inc.). Outside contributors are permitted to own individual stocks, but must disclose their current positions in any of the stocks they write about.

Industry Background

        Increasingly, investors of various types, at all experience levels, from beginners who simply own mutual funds in their 401(k) accounts to some of the country's top hedge fund managers, are seeking sources to help them make better-informed trading and investing decisions. These individuals have taken greater control of their investment activities by directly researching financial and investment information on the Internet. The Internet provides investors with easy access to information, such as timely market news, intra-day and historical quotes, charts, SEC filings, research and analysts' earnings estimates, that was once generally available only to investment professionals. Many existing financial news and information sources, however, have failed to meet their needs. We believe that this represents a significant opportunity for a financial and investing information source that provides trustworthy independent financial commentary, analysis and research geared to different niches of the investing audience.

TheStreet.com Product Offerings

Consumer Products

        As of December 31, 2001, TheStreet.com, Inc. had a subscriber base totaling approximately 77,000. We have subscribers in all 50 states of the United States and 103 countries. We now offer ten proprietary, subscription-based products, with annual subscription prices ranging from $132 to $30,000.

  RealMoney

        RealMoney, located at http://www.realmoney.com, is the foundation of our subscription product line. This product is aimed at active market participants and enthusiasts looking for unbiased, action-oriented market commentary. On RealMoney, we offer timely, insightful, in-depth commentary and analytical coverage of market-moving trends and events from experienced financial analysts, traders, money managers and journalists, including James J. Cramer, Herb Greenberg, Helene Meisler and Gary B. Smith. In 2001, we added market commentary from several well-known market experts such as James DePorre and Alan Farley.

        The following is a detailed description of the features we offer on RealMoney:

  Columnist Conversation

        The Columnist Conversation is a message board containing lively, real-time interaction each day among several of our more than three dozen writers and contributors, covering topics of the day, market moves and news. The Columnist Conversation permits readers to gain insight into the thinking of these experts in real time as they provide their take on the market and debate the meaning of the day's events.

  Market Commentary

        The Market Commentary section provides more than a dozen pieces of market analysis daily, offering consistent, "as it happens" coverage of the market from before the opening bell until after the close of the market. Written by market experts, including analysts, traders and money managers, this commentary helps enable investors and traders to make better-informed trading decisions.

  Trading Diary

        Trading Diary is a continuously updated web diary written by an experienced active trader. The trader offers analysis of the day's market activities and gives the reader real-time insights into his thoughts and plays on the market and on the stocks he's buying and selling.

  Trading Track

        Trading Track is a continuously updated real-time journal of the thoughts and insights of several active professional traders, who post their market commentary throughout the trading day.

  TheStreet.com

        TheStreet.com, located at http://www.thestreet.com, is a free, advertising-supported Web site focused on providing financial coverage for individual investors of all experience levels looking for high quality financial commentary, analysis and news. TheStreet.com site is also a vehicle that provides an upsell opportunity for us to market our growing menu of premium subscription products to a wider audience of readers.

        In 2001, we moved toward a broadcasting paradigm in presenting our content on TheStreet.com, initiating a type of programming, in which the publishing of content (other than breaking news) is timed to capture peak audiences, which tend to occur at predictable times throughout the day. This is now done on both RealMoney and TheStreet.com, with completely new sets of articles being posted to each site at 7 a.m., at noon, and at the market close at 4 p.m. (All times are Eastern unless otherwise noted.)

        In further developing this model, our editors have also created "horizontal programming," which consists of regular features that run on the sites at specific times. These programs include: "Mutual Fund Monday", a series of articles on mutual fund investing that appear on the site Monday morning and throughout the day; "Tech Tuesday", a series of tech articles that debut in the morning; "Get Real Wednesday", one investing story and a question-and-answer article from a licensed psychologist; and "Happy Hour", a real-time chat about the market and topic events that runs on both TheStreet.com and RealMoney sites every Thursday at 5 p.m.

        These programs have been highly successful in generating reader loyalty. They are designed to make readers come back to our sites for their favorite features in a manner similar to television viewers or radio listeners who tune into their favorite programs at certain times. Programming has also enabled TheStreet.com to attract advertisers to sponsor some of these features; for example, Bombay Sapphire, a well-known liquor brand, has been a sponsor of the Thursday "Happy Hour".

        The following is a detailed description of some other features we offer each day on TheStreet.com:

  Markets

        The Markets section, which features continuously updated market news stories from before the opening bell until after the close of the market, covers the latest movements of the major indices, the most active stocks, earnings news, merger-and-acquisitions news and other major market events.

  Headlines

        Throughout the day we produce headlines and brief news stories that cover the corporate announcements and news throughout the day.

  Personal Finance

        To assist our many readers who want to be educated regarding their financial planning needs, we have an area on the site that provides daily personal finance news and features. Every day we examine a topic of interest to our readers, including mutual fund coverage, tips on insurance buying, educating their kids, how to get the best rates on loans, and how to find the best deals on credit cards. Many of these features answer questions emailed in from readers.

  Commentary

        Our Commentary section is written by a network of experienced financial professionals and journalists who write about stocks, bonds, options, technical analysis, fundamental analysis, currency issues, industry analysis, mutual funds, initial public offerings, macroeconomics, financial planning, money management, technology and international investing.

  Tech Stocks

        The Tech Stocks section includes insight and analysis into the volatile markets of technology stocks, including hardware, software, networking, semiconductors, telecommunications, the Internet and more.

  Stock News

        The Stock News section offers as it happens coverage of domestic and global stocks in sectors encompassing retail, media/entertainment, biotechnology, energy, banking and financial services, and both traditional Wall Street brokerage firms and online brokers.

  Community Features

        We offer several interactive features that help create a community atmosphere among our readers. We believe that developing a sense of community among our readers increases our brand awareness, increases the frequency and duration of reader visits and fosters loyalty to our site and our writers. Current community features include polls that invite readers to vote on issues related to the latest financial and investing news. In addition, email correspondence between our readers and our staff has been a hallmark of TheStreet.com since its inception.

Premium Consumer Subscription Products

        We have embarked on a strategy of marketing premium subscription products for targeted segments of the investing public. Our various premium products, each of which requires a separate subscription, are designed to appeal to a wide audience that includes active day traders, conservative long-term investors, and fundamental and technical traders. Our current roster of products includes:

  Action Alerts PLUS

        This service allows subscribers to participate in navigating the markets with former hedge fund manager James J. Cramer. Subscribers receive email alerts notifying them when Mr. Cramer is about to make a trade in his personal stock portfolio. Mr. Cramer explains what stock he is buying or selling and, more importantly, why he is making the trade. In addition, subscribers receive a weekly roundup email containing an analysis of all stocks in the portfolio and have access to a continuously updated web page containing the portfolio and its performance. This product is aimed at investors looking for exclusive access to specific, action oriented investment ideas.

  The Chartman's Top Stocks

        This nightly report, delivered via email, contains stock charting analysis and trading education from RealMoney columnist Gary B. Smith, a proponent of the stock trading methodology known as technical analysis. Mr. Smith uses proprietary market-scanning and technical analysis tools to identify, in each issue, the stocks that he believes provide the best opportunities for short-term profits and then illustrates his analysis for readers using charting software. In addition, each issue contains a Q&A section in which Mr. Smith answers technical and strategic questions from subscribers about his approach and his thinking on the market. This product appeals to a broad investing audience able to recognize the value of Mr. Smith's sophisticated technical approach.

  Glenn Curtis's Value Investor (formerly known as TheStreet.com's Era of Value)

        This biweekly product, delivered via email, contains analysis and recommendations of individual value stocks from journalist Glenn Curtis, a proponent of the value investing strategy. Value investors tend to rely heavily on fundamental analysis of stocks, trying to ensure that there is enough "value" in the enterprise to support the stock price. Subscribers are also given access to a web page containing

Mr. Curtis's model portfolio of recommended value stocks and their performance to date. In addition, each issue contains a Q&A section in which Mr. Curtis answers questions from subscribers about his value-based approach and his thinking on the market. This product is geared toward investors with a longer-term time horizon.

  The Tech Edge

        This biweekly report, delivered via email, contains exclusive news and analysis on trends in the technology sector and individual stock recommendations from RealMoney technology writer Scott Moritz. In addition, each issue contains a Q&A section in which Mr. Moritz answers questions from subscribers. This product is aimed at active investors seeking in-depth commentary on stocks, trading and investment strategies for the tech sector.

  The Daily Swing Trade

        This nightly service, delivered via email, contains stock analysis and trading education from RealMoney columnist Alan Farley, a proponent of the stock trading methodology known as swing trading. Swing traders such as Mr. Farley use technical analysis of market patterns and cycles to time their entry and exit points in particular stocks. These patterns and cycles, which are driven by the thoughts and emotions of thousands of market players, are used by swing traders in an attempt to predict (and thereby take advantage of) brief price swings in stocks. Using his proprietary methodology, Mr. Farley identifies stocks that he believes provide the best opportunities for short-term profits. In addition, each issue contains a Q&A section in which Mr. Farley answers technical and strategic questions from subscribers about his approach and his thinking on the market.

  The Telecom Connection

        This product is a weekly report, delivered to subscribers via email, which provides critical research and in-depth analysis on both individual companies and macroeconomic trends in the telecommunications industry from columnist Cody Willard, a consultant and telecom industry analyst. Subscribers are also given access to a web page on which Mr. Willard maintains a model portfolio of recommended telecom stocks and their performance to date. The newsletter is aimed at both active investors in telecom companies and executives in the telecom industry. Each issue also contains a Q&A section in which Mr. Willard answers questions from subscribers.

  TheStreet.com's Smart!Reports

        In 2000, we acquired substantially all the assets of SmartPortfolio.com, Inc., a privately-held email financial newsletter business. SmartPortfolio.com published premium newsletters under the titles, Smart!Tech Report, Smart!Large Cap Report, Smart!IPO Report and Smart!Splits Report. During 2001, the Smart!Tech report was merged into The Tech Edge, and The Smart!Large Cap Report was merged into Glenn Curtis's Value Investor (formerly known as TheStreet.com's Era of Value). The Company continues to produce the Smart!IPO Report and the Smart!Splits Report. The Smart!IPO Report presents in-depth analysis of the likely IPO winners before they begin trading, and the Smart!Splits Report forecasts upcoming stock splits before they are publicly announced. Both reports are targeted to a broad investing audience.

Professional Products

        Our growing roster of professional products are designed to help hedge fund managers, brokers, financial planners and consultants, and money managers—market participants whose careers depend on their performance.

  RealMoney Pro

        RealMoney Pro, located at http://www.realmoneypro.com, is a subscription web site aimed at investment professionals who manage their own or other people's money, who are seeking macro and micro information on the flow of funds that move markets. Contributors include hedge fund managers, money managers and other professional traders, who contribute real-time commentary about stocks, trading, strategy, market movements, and the options and currency markets—areas in which performance matters most. The product also includes research reports written by independent analysts, and real-time coverage of corporate conference and earnings calls. As with our other products, in accordance with our strict investment policy, contributors who own individual stocks must disclose positions held by themselves or their firms at the time of publication in any of the stocks they write about.

  TheStreetView for Hedge Funds

        This high-end product provides professional investors with "under the radar" information about publicly traded companies that is often overlooked by traditional Wall Street research firms. Each morning throughout the trading week, subscribers to this product receive via fax or email stock ideas from our team of analysts, journalists and money managers. Customers are primarily hedge funds who purchase subscriptions directly from TheStreet.com or by soft-dollaring the subscription fees through their brokerage firms. Soft-dollaring is the method by which institutions pay brokerage firms commissions on trades in order to obtain unrelated research, market information and other services from third party providers.

  TheStreet IPOView

        This product provides an insider's view into IPOs and secondary offerings in both U.S. and international markets. This daily email newsletter tracks and evaluates the ongoing equity calendar. This product is aimed at professional buyers of IPOs and secondary offerings.

Conferences

        The Company produces conferences under the RealMoney.com brand name, showcasing many of our top columnists and writers, including James J. Cramer, Herb Greenberg, and Gary B. Smith, and covering a wide range of investing and finance topics. Conferences included "The Great CEO Series" and "Fall Forecast & Investing Strategy." In addition, we partnered with The Wall Street Transcript to host a number of conferences focused on the biotechnology and pharmaceutical industries. Due to the events of September 11, "Advanced Disciplines & Strategies for Running Hedge Funds," originally scheduled to be held in October 2001, has been postponed until May 2002. RealMoney.com subscribers receive discounts to our conferences. In 2002, we expect conference topics to be aimed more toward the professional investor.

Marketing

  Consumer Marketing

        We pursue a variety of marketing initiatives to sell subscriptions to our products and to drive traffic to our sites. These initiatives include direct sales, establishing strategic distribution relationships with leading companies, advertising in a wide variety of media, developing brand extensions, and engaging in an ongoing media-relations campaign. See "Risk Factors—Difficulties Associated With Our Brand Development May Harm Our Ability To Attract Subscribers And Readers."

  Direct Sales

        In 2001, we began a telephone sales, or "telesales" initiative, creating a telesales group that would have direct contact with our customers and prospects in order to convert new customers into paying subscribers, to sell new products to existing customers, and to secure subscription renewals from existing customers. We expect to expand this effort in 2002.

  Content Distribution and Syndication Relationships

        During 2001, we continued to leverage our content through distribution and syndication relationships, as well as adding new types of arrangements, under which we could partner with media entities that have greater reach to market subscriptions of products containing our content. These subscription-marketing deals leverage the proprietary nature of our content and give us the ability to obtain revenue at a cost that directly corresponds to the success of the program.

        We continued or expanded existing subscription distribution relationships with online brokerages and other firms. For example, we currently distribute our content though such firms as CSFB Direct (now Harris Direct), Fidelity and Pershing, among others.

        An example of this new form of distribution is a content-licensing and subscription marketing arrangement we entered into with Yahoo! Inc. in December 2001. Under the agreement, Yahoo! Finance Premium News offers its users a choice between two subscription packages, RealCommentary Gold or RealCommentary Silver, which contain selected columns from leading RealMoney writers. In order to drive users to the Yahoo! Subscription Center, this content is integrated throughout Yahoo! Finance, primarily by the indexing of the headlines within the Yahoo! Finance stock quote result pages. Subscription fulfillment and customer service are handled by Yahoo!.

        We also entered into a subscription based content alliance with CBS MarketWatch in December 2001. Under the terms of the two-part agreement, MarketWatch.com features select premium headlines from RealMoney.com throughout MarketWatch.com's Web properties. Additionally, TheStreet.com's subscription-based products are offered for opt-in registration in MarketWatch's Membership Center.

        In addition, by syndicating our content to other leading sites, we continue to expose our brand name and top-quality writing to millions of potential users and drive additional traffic to our site. In 2001, we continued our content syndication relationships with Yahoo!, America Online, Intuit, MSN MoneyCentral and other leading companies, under which we provide selected stories each day, at times on a delayed basis, for co-branded publication with a link to our site. These content-syndication relationships capitalize on the cost efficiencies of online delivery by creating additional value from stories already produced for our own sites. See "Risk Factors—A Failure to Establish And Maintain Strategic Relationships With Other Companies Could Decrease Our Subscriber And Reader Base, Which May Harm Our Business."

        Key partners with whom we have content syndication and promotion agreements include:

  •
  America Online. Under our agreement with America Online, our content can be found in several departments of AOL's Personal Finance Channel, including AOL Market Day. Under this agreement, AOL promotes our content throughout the AOL Personal Finance Channel, which drives raffic to the co-branded AOL/TheStreet.com Web site. As part of the agreement, AOL users receive a discount when they purchase a new subscription to RealMoney.com.

  •
  Yahoo! In March 2001, we renewed our partnership with Yahoo! Under this agreement we provide selected stories for co-branded ublication on Yahoo! Finance. In addition, headlines for our stories are "indexed" on Yahoo! Finance so that they appear on stock quote result pages. In February 2002, we extended this relationship for another year.

  •
  AvantGo. In 2001, we renewed our agreement with AvantGo. Under this agreement, a selection of our content is available to users of wireless devices.

  •
  Microsoft MSN MoneyCentral. Under our agreement with Microsoft, MSN MoneyCentral publishes on its Web site a selection of our feature columns. In addition, we publish selected feature columns from MSN MoneyCentral writers.

  •
  Intuit. In March 2001, we continued our relationship with Intuit. Under the agreement, our headlines will be indexed throughout the Quicken.com network of sites. When a user clicks on these headlines, they are taken directly to the full story, which resides on our site.

  Radio

        Another marketing channel that we use is RealMoney with Jim Cramer, a nationally syndicated financial radio program hosted by James Cramer, which launched on July 30, 2001. The program is co-produced by TheStreet.com and Premiere Radio Networks, the syndication arm of Clear Channel Communications, the nation's largest owner of radio stations. Currently, the program airs Monday through Friday on 46 stations across the country, including six of the top 10 radio markets—New York, Los Angeles, San Francisco, Boston, Washington, D.C., and Philadelphia. We also offer a streaming audio feed of the program on our RealMoney site.

        We anticipate being able to leverage our exposure in this broad medium to increase both advertising and subscription revenue. Through our relationship with Mr. Cramer, we share in the advertising revenues produced directly by the airing of the program on the radio. Additionally, because the program enables us to provide cross-platform advertising programs that include both radio and Internet advertising, we can share in advertising revenues produced as a result of the insertion of advertising into the program as it is streamed on the web. On the subscription front, the broad reach of the program through the penetration of new radio markets will expose our products to a new audience, resulting in the increase of subscription opportunities.

Professional Marketing

        We take a variety of marketing initiatives designed to build brand awareness of, and sell subscriptions to our professional products. These initiatives include direct sales to end users, advertising in business and finance publications, direct mail, and distribution relationships with soft-dollar brokerage firms.

  Direct Sales

        In early 2001, we started building a direct sales force that proactively markets TheStreet.com professional products to banks, brokerage firms, hedge funds, insurance companies, mutual funds and other professional investors. Prior to that effort, most of the subscription sales to our professional products came from word of mouth, or in-house promotions on TheStreet.com and RealMoney.com Web sites. We continue to build this direct sales force as we expand our professional product offerings, and expect to begin a direct mail and advertising campaign promoting our professional products in 2002.

  Soft-Dollar Brokers

        A significant percentage of our professional customers pay their subscription fees using so-called "soft-dollars". Soft-dollaring is the method by which institutions pay brokerage firms commissions on trades in order to obtain unrelated research, market information and other services from third party providers. We maintain relationships with a number of brokerage firms that offer our professional products to their customer bases.

Advertising

        In 2001, the Company continued to promote its services via online advertising and email marketing. Banner and text advertisements were placed on various financial sites, including, Briefing.com, CBS MarketWatch, Morningstar and Thomson FN. Various financial email lists were rented to promote the Company's subscription products.

Media Relations

        We engage in a comprehensive media-relations campaign on television, print, radio and online media to raise our visibility and cultivate our brand identity. We also continue to build the visibility of our individual writers. Our writers and their work have been featured or mentioned in publications such as The Wall Street Journal, The New York Times, Financial Times, and Fortune. A column written by James J. Cramer, markets commentator for TheStreet.com and CNBC, is carried by New York magazine, a weekly magazine with a reader base of over 440,000. In 2001, our writers and our stories were mentioned or featured in more than 2,000 reports by more than 100 news outlets, including The Wall Street Journal, The New York Times, USA Today, Reuters, Dow Jones, and CNBC. In addition, some of our writers appear frequently on television and radio, including CNBC, CNNfn, Bloomberg, NPR, CNET and WABC.

Advertising Sales

        We currently derive a significant portion of our revenues from advertising sales. We have established a desirable reader demographic that has enabled us to build a growing advertising business and charge rates that are, to our knowledge, among the highest of financial web sites. We have been able to attract advertisers from both within and beyond the financial services industry. In 2001, our Internet web sites, TheStreet.com and RealMoney.com, together attracted an average of more than 2.9 million unique visitors per month and generated an average of 46.3 million page views per month.

        Advertising and e-commerce revenues fell to approximately $5.0 million in 2001 from $13.2 million in 2000. In 2001, advertising revenues represented approximately 33% of our total revenue. See "Risk Factors—We May Have Difficulty Selling Our Advertising Inventory, A Significant Portion Of Which Is Concentrated Among Our Top Advertisers" and "Risk Factors—A General Decline In Online Advertising Could Harm Our Business."

  Demographics

        We believe our audience presents a desirable reader demographic for advertisers in the financial services, technology and luxury goods industries. According to a Spring 2002 study by @plan, a third-party marketing research firm whose survey research is conducted by The Gallup Organization, our readers are three times more likely than the average Internet user to have portfolios valued over $1,000,000. Also, according to the same study, 85% of our readers own securities. In addition, compared to the average Internet user surveyed by @plan, our readers are more than five times more likely to trade stocks online.

  Other Factors Attractive to Advertisers

        In addition to our desirable reader demographics, advertisers seek a presence on our sites for a number of other reasons, including:

  •
  Our Editorial Content. Many advertisers like to associate their products and services with the high quality of our editorial content.

  •
  Long Duration and High Frequency of Visits. Additionally, advertisers like to place their message in an environment where readers have a reliance and affinity for the content. According to

    Doubleclick, our subscribers and free-trial members spent an average of 15 minutes per visit to our sites in the fourth quarter of 2001.

  •
  High Percentage of C-Level Executives/Senior Management. Business-to-business and technology companies realize a unique advertising opportunity with TheStreet.com to "get inside" a corporation at the highest levels in an effort to reach the ultimate decision maker for corporate infrastructure and technology purchases.

  Our Advertisers

        The following is a list of our top ten financial and non-financial advertisers in 2001:

Top 10 Financial Advertisers
Scottrade Securities Ameritrade Securities CSFB Direct Morgan Stanley Dean Witter Datek	Barclays Global Investor Terra Nova LLC Bank of America Cyber Trader (division of Charles Schwab) Chicago Board of Options Exchange
Top 10 Non-Brokerage Advertisers
IBM Ernst and Young Dell Verizon BMC Software	Audi Lexus Phillips Publishing Nortel Siemens

Competition

        A number of financial news and information sources compete for consumers' and advertisers' attention and spending. We compete for advertisers, readers, staff and outside contributors with many types of companies, including:

  •
  online services or web sites focused on business, finance and investing, such as CNBC.com, CNNfn.com, The Wall Street Journal Interactive Edition, DowJones.com, Forbes.com, SmartMoney.com, Microsoft MSN MoneyCentral, The Motley Fool and CBS.MarketWatch.com;

  •
  publishers and distributors of traditional media, including print, radio and television, such as The Wall Street Journal, Fortune, Bloomberg Business Radio and CNBC;

  •
  providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service, Dow Jones Markets and Bridge News Service;

  •
  web "portal" companies, such as Yahoo! and America Online; and

  •
  online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab, E*TRADE and Merrill Lynch.

        Our ability to compete depends on many factors, including the originality, timeliness, insightfulness and trustworthiness of our content and that of competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. See "Risk Factors—Intense Competition Could Reduce Our Market Share And Harm Our Financial Performance."

Infrastructure, Operations & Technology

        TheStreet.com's technological infrastructure is built and maintained for reliability, security, flexibility and high performance. This infrastructure is hosted primarily at an Exodus Communications facility in Jersey City, New Jersey, which is equipped with uninterruptible power supplies and redundant hardware and telecommunications lines.

        Our proprietary content-management system allows our stories and market journals to be prepared for publication to a large distribution audience. The system enables us to economically and efficiently distribute our content to multiple destinations in a variety of technical formats. Our in-house subscription management system is based on proprietary software as well as technology provided by third party software developers. This system allows us to communicate automatically with readers during their free trial and subscription periods. The system is capable of yielding a wide variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

        Our operations are dependent on our ability and that of Exodus to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks and other events beyond our control. See "Risk Factors—We Face A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Our Reputation."

Intellectual Property

        To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate certain licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See "Risk Factors—Failure to Protect Our Intellectual Property Rights Could Harm Our Brand-Building Efforts and Ability to Compete Effectively."

Employees

        As of December 31, 2001, we had 125 employees, of whom 49 worked in editorial, 29 in sales/marketing, 27 in product development, and 20 in finance/administration. We have never had a work stoppage and none of our personnel are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Government Regulation

        We are subject to governmental regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. In addition, we are increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied on the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See "Risk Factors—Government Regulation and Legal Uncertainties Relating to the Web Could Increase Our Costs of Transmitting Data and Increase Our Legal and Regulatory Expenditures and Could Decrease Our Readership."

Item 2. Properties

        Our principal administrative, sales, marketing, technology and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building on Wall Street in New York City, New York. Our West Coast bureau is located in approximately 1,600 square feet of office space in San Francisco, California. Our communications and network infrastructure is hosted at Exodus Communications in Jersey City, New Jersey.

Item 3. Legal Proceedings

        On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and a current director, and certain underwriters of the company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. TheStreet.com intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

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

	Low	High
2000
First quarter	9.3125	19.9375
Second quarter	5.7500	8.2500
Third quarter	4.4688	8.8750
Fourth quarter	1.6875	4.6250
2001
First quarter	2.2812	4.0000
Second quarter	1.2400	2.6250
Third quarter	1.0400	1.4300
Fourth quarter	0.9900	1.3200

        On March 27, 2002, the last reported sale price for our Common Stock was $2.60 per share.

Holders

        The number of holders of record of our Common Stock on March 27, 2002 was 356, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

        There were no dividends or other distributions made by us during the fiscal year ended December 31, 2001. It is anticipated that cash dividends will not be paid to the holders of our Common Stock in the foreseeable future.

Item 6. Selected Financial Data

        The following selected financial data is qualified by reference to, and should be read in conjunction with, our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 1999, 2000 and 2001, and the balance sheet data as of December 31, 2000 and 2001, are derived from our financial statements that have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere herein. The balance sheet data as of December 31, 1997, 1998 and 1999 and the selected statement of operations data for the years ended December 31, 1997 and 1998 has been derived from our audited financial statements which are not included herein.

	Year Ended December 31, 1997	Year Ended December 31, 1998	Year Ended December 31, 1999	Year Ended December 31, 2000	Year Ended December 31, 2001
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Net revenues from continuing operations: (see note a)
Advertising & E-Commerce	$118	$2,544	$7,897	$13,180	$5,023
Subscription	321	1,686	4,550	8,334	9,073
Other	150	393	1,869	1,794	1,162

Total net revenues	589	4,623	14,316	23,308	15,258
Cost of revenues	1,147	3,955	9,378	13,070	8,776

Gross profit (loss) from continuing operations	(558)	668	4,938	10,238	6,482

Operating expenses:
Product development	402	2,346	5,837	12,115	10,609
Sales and marketing	2,189	9,205	15,955	22,457	10,972
General and administrative	2,210	5,158	14,369	13,062	11,425
Noncash compensation expense	—	90	4,532	1,371	1,064
Restructuring expense	—	—	—	17,576	(3,336)
Settlement charge	—	—	—	—	2,536
Asset impairment	—	—	—	—	4,054
Severance expense	—	—	—	—	972

Total operating expenses	4,801	16,799	40,693	66,581	38,296

Loss from continuing operations	(5,359)	(16,131)	(35,755)	(56,343)	(31,814)
Interest expense (income), net	405	227	(4,188)	(5,595)	(2,184)

Loss from continuing operations before provision for income taxes	(5,764)	(16,358)	(31,567)	(50,748)	(29,630)
Provision for income taxes	—	—	95	—	—

Net loss from continuing operations	(5,764)	(16,358)	(31,662)	(50,748)	(29,630)
Loss from discontinued operations	—	—	(1,971)	(10,200)	—
(Loss) gain on disposal of discontinued operations	—	—	—	(1,003)	400

Net loss	$(5,764)	$(16,358)	$(33,633)	$(61,951)	$(29,230)

Net loss per share—basic and diluted	$(0.95)	$(2.13)	$(1.73)	$(2.37)	$(1.12)

Weighted average basic and diluted shares outstanding	6,061	8,575	21,053	26,106	26,032

	December 31,
	1997	1998	1999	2000	2001
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short term investments	$157	$24,612	$119,415	$72,160	$33,739
Working capital (deficit)	(1,343)	22,918	114,544	54,728	26,652
Total assets	911	27,581	143,550	100,408	46,888
Long-term debt, less current maturities	6,335	—	—	—	395
Redeemable convertible preferred stock	—	21,107	—	—	—
Total stockholders' equity (deficit)	(7,157)	2,417	111,414	71,380	36,811

(a)
In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as discontinued operations in a separate line item on the consolidated statements of operations. Prior years' amounts have been restated to conform to the current year presentation.

Selected Quarterly Financial Data (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2001
Net revenue	$4,391,032	$3,570,982	$3,453,920	$3,842,442
Gross profit	1,412,028	1,453,556	1,473,298	2,143,322
Net loss from continuing operations	(7,202,567)	(6,931,442)	(8,880,735)	(6,614,802)
Gain from discontinued operations	—	—	—	400,000
Net loss	(7,202,567)	(6,931,442)	(8,880,735)	(6,214,802)
Net loss per share-basic and diluted
Continuing operations	$(0.26)	$(0.25)	$(0.35)	$(0.28)
Discontinued operations	—	—	—	0.02

	$(0.26)	$(0.25)	$(0.35)	$(0.26)

Fiscal 2000
Net revenue	$5,391,317	$6,333,075	$5,313,895	$6,269,732
Gross profit	2,015,170	2,882,872	1,897,814	3,442,059
Net loss from continuing operations	(10,346,005)	(10,813,313)	(7,301,294)	(22,286,557)
Loss from discontinued operations	(3,536,793)	(3,009,862)	(2,329,343)	(2,327,527)
Net loss	(13,882,798)	(13,823,175)	(9,630,637)	(24,614,084)
Net loss per share-basic and diluted
Continuing operations	$(0.41)	$(0.42)	$(0.28)	$(0.81)
Discontinued operations	(0.14)	(0.12)	(0.09)	(0.09)

	$(0.55)	$(0.54)	$(0.37)	$(0.90)

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

Overview

        TheStreet.com was organized as a limited liability company in June 1996. In May 1998, we converted to a C corporation, incorporated in Delaware, and in May 1999, we completed our initial public offering. We are a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse media platforms, including the Internet, print media, radio and conferences, giving us more opportunities to generate revenue from the content we produce. Our strategic relationships with leading companies in the media, technology and financial services sectors help us create brand awareness and increase our subscription and advertising revenues.

        As part of our strategy to diversify our sources of revenue, since January 2001:

  •
  we have enhanced the value of a RealMoney subscription by discontinuing our former policy of moving premium content on a 24 hour delayed basis from RealMoney to our free, flagship site, TheStreet.com;

  •
  we have introduced 10 new subscription products (including six through December 31, 2001) to meet the specialized needs of different audiences within the investment community, including with the introduction of our most recent products, the professional market;

  •
  TheStreet.com and CNBC Markets Commentator James J. Cramer's nationally syndicated broadcast radio program, "RealMoney With Jim Cramer", has cleared on 46 stations across the country, including six of the top 10 radio markets—New York, Los Angeles, San Francisco, Boston, Washington, D.C., and Philadelphia;

  •
  we entered into an expanded agreement with Yahoo! to offer consumers select commentary and analysis from RealMoney on Yahoo! Finance; and

  •
  we entered into a subscription-based content alliance with CBS Marketwatch to offer consumers selected premium headlines from RealMoney on the Marketwatch.com site.

        Since our inception in 1996, we have developed a loyal audience of individual investors at various experience levels who turn to our content for their financial and investing information needs. In the past year, we have successfully created new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of our most recent products, the institutional market—a segment historically oriented to paying for content. This growing audience of professional investors uses our products to help them make better investing and trading decisions for themselves and their clients.

Results of Operations

        In November 2000, the Company's Board of Directors decided to discontinue our U.K. operations. As a result, the assets and liabilities of such discontinued operations are in liquidation. The following information has been presented on a basis consistent with discontinued operations treatment. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

Critical Accounting Policies and Estimates

General

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        The Company generates its revenues primarily from advertising and subscriptions.

        Advertising revenue, derived from the sale of sponsorship, banner and email advertisements on the Company's web site, is recognized ratably in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web site. Such amounts are recognized as revenue in the month earned.

        Subscription revenues represent customer subscriptions that provide subscribers access to financial commentary, analysis and news. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

        Other revenues consist primarily of barter transactions, content syndication fees, and conference related revenue. Revenues from barter transactions are recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements are displayed on the Company's web site. Under the provisions of EITF 99-17, barter transactions are recorded at the fair value of the advertising surrendered. Barter revenue recognized during 2001, 2000, and 1999 was $200,000, $1,081,900 and $893,493, respectively. Barter transactions are recognized at fair value as determined by the comparable advertising market rates at the time of placement.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers and subscribers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of the Company's advertisers and subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Impairment of Long-lived Assets

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Accordingly, the Company performed a discounted cash flow analysis of all long-lived assets and concluded that its investment in BusinessNet Online, a joint venture with Israeli newspaper publisher the Ha'aretz Group Ltd., had been fully impaired. The impairment charge of approximately

$4.1 million has been included in the December 31, 2001 Consolidated Statement of Operations. (See Note 16).

Income Taxes

        The Company was organized on June 18, 1996 as a limited liability company ("LLC") for Federal and state income tax purposes. Accordingly, the Company was treated as a partnership and the net losses of the Company were included in the individual tax returns of the members. On May 7, 1998, the Company converted from an LLC to a C corporation. At the time of the conversion, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely that some or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash, short term investments, accounts and other receivables, and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Legal Contingencies

        The Company is currently involved in certain legal proceedings. As discussed in Note 13 of the Company's consolidated financial statements, as of December 31, 2001, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in each matter and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. Although the Company intends to defend these actions vigorously, due to the inherent uncertainties of litigation, the Company cannot accurately predict the outcome of the litigation, or their effect on its consolidated financial position. It is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions, or the effectiveness of its strategies, related to these proceedings.

Comparison of Fiscal Years Ended December 31, 2001 and 2000

Net Revenues

        Advertising & E-Commerce Revenues.    Advertising and e-commerce revenues decreased to $5,022,916 for the twelve months ended December 31, 2001, as compared to $13,179,530 for the twelve months ended December 31, 2000. This decrease is primarily due to a significant slowdown in the overall online advertising market resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements, which contributed to a 65% reduction in our revenue per 1,000 page views. For the twelve months ended December 31, 2001, 35% of our advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 56% for the twelve months ended December 31, 2000. The number of our advertisers for the twelve months ended December 31, 2001 was 134, as compared to 237 for the twelve months ended December 31, 2000. For the twelve months ended December 31, 2001, our top five advertisers accounted for approximately 34% of our total advertising and e-commerce revenues, as compared to approximately 26% for the twelve months ended December 31, 2000.

        Subscription Revenues.    Subscription revenues increased to $9,073,369 for the twelve months ended December 31, 2001, as compared to $8,333,666 for the twelve months ended December 31, 2000. The increase in subscription revenues is primarily the result of the launch of several new subscription-based products, such as TheStreet™View for Hedge Funds, Action Alerts PLUS, The Chartman's Top Stocks, and a Streaming Real-Time Portfolio Tracker in conjunction with Money.net, as well as subscription revenue associated with SmartPortfolio.com, which was acquired in December 2000, partially offset by decreased subscription revenue associated with the Company's RealMoney.com web site. For the twelve months ended December 31, 2001, approximately 71% of our net subscription revenue was derived from annual subscriptions, as compared to 80% for the twelve months ended December 31, 2000. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the twelve months ended December 31, 2001, cancellation chargebacks and refunds accounted for approximately 15% of total subscription revenues, as compared to approximately 8% for the twelve months ended December 31, 2000, in part due to cancellations during 2001 of annual subscriptions to TheStreet.com, which upon expiration in 2001 renewed at the new higher annual price point associated with their conversion to RealMoney.

        Other Revenues.    Other revenues decreased to $1,162,091 for the twelve months ended December 31, 2001, as compared to $1,794,823 for the twelve months ended December 31, 2000. This decrease is primarily the result the absence of revenues associated with TheStreet.com television show as well as fewer barter arrangements with online and print media companies, partially offset by increased syndication revenue. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost of Revenues

        Cost of revenues decreased to $8,776,172 for the twelve months ended December 31, 2001, as compared to $13,070,104 for the twelve months ended December 31, 2000. This decrease is primarily the result of reductions within the Company's editorial staff to 49 employees of December 31, 2001, as compared to 77 as of December 31, 2000.

Product Development Expenses

        Product development expenses decreased to $10,609,673 for the twelve months ended December 31, 2001, as compared to $12,114,848 for the twelve months ended December 31, 2000. This decrease is primarily the result of reduced consulting fees in 2001 compared to those that were incurred in 2000 in connection with the expansion of the Company's capacity to handle the increase in traffic related to the conversion of its subscription-based TheStreet.com web site to a completely free, advertising-supported site, accompanied by RealMoney.com, then a new subscription-based site, reductions within the Company's technology and product development staff to 27 employees as of December 31, 2001, as compared to 44 employees as of December 31, 2000, resulting in reduced compensation and related expenses, and lower hosting fees as a result of renegotiated and/or terminated agreements. These savings were partially offset by increased depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic, as well as equipment from the Company's acquisition of SmartPortfolio.com, Inc. in late December 2000.

Sales and Marketing Expenses

        Sales and marketing expenses decreased to $10,972,280 for the twelve months ended December 31, 2001, as compared to $22,457,462 for the twelve months ended December 30, 2000. This decrease is primarily the result of reduced advertising and promotion expenses resulting from the Company's strategy of decreasing non-web based advertising, a reduction in the Company's sales and marketing staff to 29 employees as of December 31, 2001, as compared to 49 as of December 31, 2000, as well as lower expense associated with barter arrangements with online and print media companies.

General and Administrative Expenses

        General and administrative costs decreased to $11,425,466 for the twelve months ended December 31, 2001, as compared to $13,061,589 for the twelve months ended December 31, 2000. This decrease is primarily the result of reduced occupancy costs in connection with the reduction in the Company's lease obligation for its New York office, reduced compensation and related expenses, as well as lower bad debt expense, partially offset by increased goodwill amortization related to the Company's acquisition of SmartPortfolio.com, Inc. in December 2000, as well as additional professional fees.

Noncash Compensation Expense

        In 1998, and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. Additionally, during the three months ended September 30, 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his salary under his employment agreement with the Company. This results in additional noncash compensation expense over the term (1 year). The noncash compensation expense was $1,063,838 for the twelve months ended December 31, 2001. The remaining noncash compensation expense beyond the year 2001 is currently estimated to be approximately $1.1 million.

Restructuring Expenses

        During the year ended December 31, 2000, the Company recorded restructuring expenses to align its cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. For the twelve months ended December 31, 2001, the Company recorded a gain of $3,336,931 which primarily represents adjustments to the Company's original estimates related to negotiated settlements for less than the amounts initially estimated, and the reduction of its lease obligation and non-performing assets.

Settlement Charge

        For the twelve months ended December 31, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay to Go2Net a total of $7.5 million over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7.5 million investment in the Company by Go2Net and Vulcan Ventures.

Asset Impairment

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Accordingly, the Company reviewed its goodwill and intangible assets and concluded that its investment in BusinessNet Online, a joint venture with Israeli newspaper publisher the Ha'aretz Group, had been fully impaired, and therefore recorded a charge in the amount of $4,054,354, which represented the full value of the investment.

Interest Income

        For the twelve months ended December 31, 2001, interest income was $2,184,258, as compared to $5,595,026 for the twelve months ended December 31, 2000. This decrease is the result of reduced cash balances and significantly lower interest rates.

Discontinued Operations

        In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the assets and liabilities of the discontinued operations are in liquidation. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

        For the twelve months ended December 31, 2001, there was no loss from discontinued operations, as compared to $10,199,945 for the twelve months ended December 31, 2000, while the U.K. company was in operation. For the twelve months ended December 31, 2001, the Company recorded a gain on disposal of discontinued operations of $400,000, as compared to a loss of $1,003,580 for the twelve months ended December 31, 2000. The current year gain represents an adjustment to the Company's original estimate related to costs to be incurred in completing the liquidation process.

        As of December 31, 2001, the book value of the remaining current assets of the discontinued operations was $45,480. There were no remaining non-current assets.

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

Sales and Marketing Expenses

        Sales and marketing expenses increased to $22,457,462 for the twelve months ended December 31, 2000, as compared to $15,954,750 for the twelve months ended December 30, 1999. This increase is primarily the result of costs associated with an advertising campaign designed to drive traffic to our free, advertising-supported site, increased costs associated with content distribution deals, and additional salaries and related expenses incurred within our sales and marketing departments.

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

        Total cash outlay for the restructuring was then estimated be approximately $5.6 million. The remaining $12 million of restructuring related costs consists of non-cash charges including the write off of certain assets. As of the end of fiscal 2000, approximately $0.5 million of cash was used for restructuring. The remaining cash outlay primarily relates to consolidation and extinguishments of certain contracts, and was expected to occur over the next 12 months.

Interest Income

        For the twelve months ended December 31, 2000, interest income was $5,595,026, as compared to $4,188,301 for the twelve months ended December 31, 1999. This increase is primarily the result of interest earned on the net proceeds from the IPO for the entire year of 2000 as compared to a partial period in 1999.

Discontinued Operations

        In November 2000, our Board of Directors decided to discontinue our U.K. operations. As a result, the assets and liabilities of the discontinued operations are in liquidation. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

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

Liquidity and Capital Resources

        The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds easily be made available for operating purposes. As of December 31, 2001, the Company's cash and cash equivalents, restricted cash, and short-term investments amounted to $33,739,007, representing 72% of total assets.

        Net cash used in operating activities of $24,205,320 for the twelve months ended December 31, 2001 was primarily due to a net loss of $29,229,546, offset by noncash charges, decreases in accounts receivable, prepaid expenses and other current assets, net current assets of discontinued operations, and non-current assets of discontinued operations, partially offset by decreases in accounts payable and accrued expenses, restructuring reserve, deferred revenue, and other current liabilities.

        Net cash provided by investing activities of $11,165,537 for the twelve months ended December 31, 2001 consisted of net sales of short-term investments, partially offset by a payment in January 2001 in connection with the acquisition of SmartPortfolio.com, Inc. in December 2000, capital expenditures, and loans to Business Net Online Ltd. Capital expenditures generally consisted of purchases of computer software and hardware.

        Net cash used in financing activities of $6,559,270 for the twelve months ended December 31, 2001 consisted primarily of the purchase of treasury stock.

        The Company believes that its current cash, cash equivalents, restricted cash, and short-term investments will be sufficient to meet the Company's anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company's common stock.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

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

The Company Has a History of Losses, and Although The Company Has Diversified Its Sources of Revenue, Potential Fluctuations In The Company's Quarterly Financial Results Make Financial Forecasting Difficult

        As of December 31, 2001, the Company had an accumulated deficit of $138.9 million. The Company has not achieved profitability and expects to continue to incur net losses in 2002. The Company expects to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if the Company does achieve profitability, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

        The Company has developed a loyal audience of individual investors at various experience levels who turn to our product offerings for all their financial and investing information needs. We have a growing audience of professional investors who use our products to help them make better investing and trading decisions for their clients. In addition, we have important strategic relationships with leading companies in the media, technology and financial services sectors that also help us create brand awareness and increase subscription and advertising revenues. The Company's goal is to monetize and leverage its financial content across a variety of platforms. However, the Company cannot assure you that its initiatives will result in increases in revenues sufficient to enable the Company to achieve profitability. In such an event, the price of the Company's common stock is likely to decrease.

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

The Company May Have Difficulty Selling Its Advertising Inventory, A Significant Portion Of Which Is Concentrated Among The Company's Top Advertisers

        The market for online advertising sales has not recovered from its severe decline. Both traditional and new media advertisers continue to scale back their online media budgets. In addition, seasonal fluctuations in the markets for consumer products cause advertisers to generally place fewer advertisements during the first and third calendar quarters of each year. As a result, many advertising supported web sites continue to experience difficulty selling their available inventories and maintaining their rate structures. Although the Company believes that its network of sites and corresponding demographic profiles will continue to enable it to maintain its high sell-through, the Company expects that its overall advertising rates will decrease as a result of increased inventory and the continued decline in the online advertising market. Additionally, the Company has reduced the cost of several of its headline indexing and content distribution agreements with certain Internet portals and content providers to distribute its news and headlines to their users, thus driving potential readers to the

Company's web sites at lower cost. The Company believes that these arrangements will continue to provide a cost-effective way to increase its unique visitors and page view inventory. However, the Company's actual traffic is subject to a variety of factors, including seasonal fluctuations in financial news consumption and overall online usage that generally cause weakness in the first and third calendar quarters of each year, technical difficulties associated with the implementation and ongoing delivery of the news distribution arrangements, and editorial policy changes by the Company's partners. If the Company is unable to attract significantly increased traffic, or if despite increased traffic, advertising revenues continue to decrease due to continued softness in the online advertising market, the Company's business, results of operations and financial condition could be materially adversely affected.

        In the fourth quarter of 2001, the Company's top five advertisers accounted for approximately 45% of its total advertising revenues. For the twelve months ended December 31, 2001, our top five advertisers accounted for approximately 34% of our total advertising and e-commerce revenues, as compared to approximately 26% for the twelve months ended December 31, 2000. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have cancellation provisions.

The Company May Have Difficulty Adding Subscribers and Retaining Current Subscribers

        The Company continues to seek to retain its current subscribers and to attract new subscribers. As of December 31, 2001, the Company had approximately 77,000 paid subscribers to seven subscription products, including both retail and corporate, up from approximately 76,000 at the end of the third quarter of 2001 but down from approximately 109,000 subscribers to TheStreet.com, then the Company's only subscription product, prior to the doubling of the subscription price in connection with TheStreet.com's relaunch as the subscription-only RealMoney.com site, and the conversion of TheStreet.com into a free, advertising-supported site. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on the Company's own flagship site. However, given the availability of such free financial information, the Company may not be able to retain its current subscribers and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines more than anticipated or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In Developing New And Enhanced Products and Services Could Harm The Company's Business

        The Company has introduced additional and enhanced products and services in 2001 in order to retain its current subscribers and attract new subscribers, and intends to introduce still more in 2002. If the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

Unforeseen Development Difficulties May Hinder The Company's Efforts

        The Company has significantly enhanced its design and its technological infrastructure to further improve its sites and to accommodate increased traffic, and intends to continue such development activities. However, unforeseen development difficulties could prevent the Company from implementing such improvements or cause the costs to implement such improvements, including design, technology and related costs, to be higher than anticipated.

        In the past, the Company has experienced significant spikes in traffic on its web sites when there have been important financial news events. Accordingly, the Company's web sites must accommodate a high volume of traffic, often at unexpected times. Although the Company has upgraded and continues to improve its systems, the Company's web sites have in the past, and may in the future, experience publishing problems, slower response times than usual or other problems for a variety of reasons. These occurrences could cause the Company's readers to perceive its web sites as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company Faces A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Its Reputation

        The Company's ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company's ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. In June 2001, the Company's Internet-hosting agreement with Exodus Communications, Inc. was renewed, and the Company currently continues to maintain a portion of its production servers at Exodus's New Jersey data center, with the remainder at the Company's principal offices in New York City. In September 2001, Exodus filed for bankruptcy. In February 2002, the assets of Exodus were acquired by Cable & Wireless plc, a global telecommunications company headquartered in Great Britain, which assumed the Company's hosting contract. The Company's operations depend on the ability of Cable & Wireless to protect its own systems and the Company's systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Cable & Wireless does not guarantee that the Company's Internet access will be uninterrupted, error-free or secure. Any disruption in the Internet access to the Company's web sites provided by Cable & Wireless could materially adversely affect the Company's business, results of operations and financial condition. The Company's own internal systems and operations, as well as those of Cable & Wireless, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in the Company's service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company's reputation, brand and the Company's relations with its advertisers and e-commerce partners.

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

The Company's Future Success Depends On Its Ability To Attract And Retain Key Personnel

        The Company's future success depends upon its ability to attract and retain key personnel, including executives, editors, writers, and technology personnel. Certain of the Company's key employees are bound by employment or non-competition agreements. The loss of one or more of the Company's key personnel, or the Company's inability to attract replacements with appropriate expertise, could materially adversely affect the Company's business, results of operations and financial condition.

Intense Competition Could Reduce The Company's Market Share And Harm Its Financial Performance

        A number of financial news and information sources compete for consumers' and advertisers' attention and spending. The Company competes for advertisers, readers, staff and outside contributors with many types of companies, including:

  •
  online services or web sites focused on business, finance and investing, such as CBS.MarketWatch.com, CNBC on MSN Money, CNNfn.com, The Wall Street Journal Interactive Edition, The New York Times on the Web, DowJones.com, SmartMoney.com, and The Motley Fool;

  •
  publishers and distributors of traditional media, including print, radio and television, such as The Wall Street Journal, Fortune, Bloomberg Business Radio and CNBC;

  •
  providers of terminal-based financial news and data, such as Bloomberg Business News, Reuters News Service and Dow Jones Markets;

  •
  web "portal" companies, such as Yahoo! and America Online; and

  •
  online brokerage firms, many of which provide financial and investment news and information, such as Charles Schwab, E*TRADE and Merrill Lynch.

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

        Users who subscribe to one of the Company's subscription-based products are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which the Company uses to administer its services. Additionally, the Company recently implemented a registration system that will collect certain information (although not payment information) from users of its free flagship site who wish to gain access to certain features of the Company's site. If the security measures that the Company uses to protect personal information are ineffective, the Company may lose users and the Company's business may be harmed. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. The Company cannot predict whether technological developments or human error could allow these security measures to be circumvented. The Company may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If the Company is not able to prevent all security breaches, its business, results of operations and financial condition could be materially adversely affected.

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

Difficulties Associated With The Company's Brand Development May Harm Its Ability To Attract Subscribers And Readers

        The Company believes that maintaining and growing awareness about the TheStreet.com and RealMoney brands is an important aspect of its efforts to continue to attract users. The Company's new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Although the Company's efforts to build brand awareness have been successful to date, they may not be cost effective or successful in the future in reaching potential users, and some potential users may not be receptive to the Company's advertising campaign or other efforts. Accordingly, the Company cannot assure you that such efforts will be successful in raising awareness of TheStreet.com brand or in persuading potential users to subscribe to the Company's products or visit the Company's sites.

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

Failure To Protect The Company's Intellectual Property Rights Could Harm Its Brand-Building Efforts And Ability To Compete Effectively

        To protect the Company's rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with its employees, affiliates, customers, strategic partners and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has registered its trademarks in the United States and also has pending U.S. and foreign applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company offers or intends to offer its services. Failure to adequately protect the Company's intellectual property could harm its brand, devalue its proprietary content and affect its ability to compete effectively. Further, defending the Company's intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company's business, results of operations and financial condition.

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

The Company's Ability To Maintain And Increase Its Readership Depends On The Continued Growth In Use And Efficient Operation Of The Web

        The web-based information market is new and rapidly evolving. The Company's business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

  •
  inadequate network infrastructure;
  •
  security and privacy concerns;
  •
  inconsistent quality of service; and
  •
  unavailability of cost-effective, high-speed access to the Internet.

        The Company's readers depend on Internet service providers, online service providers and other web site operators for access to its web sites. Many of these companies providing such services have filed for bankruptcy. Many have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to the Company's systems. These occurrences could cause the Company's readers to perceive the web in general or the Company's web sites in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. The Company also depends on a number of information providers to deliver information and data feeds to it on a timely basis. The Company's web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could materially adversely affect the Company's business, results of operations and financial condition.

A General Decline In Online Advertising Could Harm The Company's Business

        The Company's future success is dependent in part on the use of the Internet as an advertising medium. The Internet advertising industry is still evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for Internet advertising solutions is uncertain and in recent months its growth has slowed significantly. Many of the Company's current or potential advertising customers have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find Internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of the Company's current and potential web publisher customers have little experience in generating revenue from the sale of advertising space on their web sites. The Company cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to Internet advertising or that the demand for Internet advertising will continue to develop to sufficiently support Internet advertising as a significant advertising medium. If the demand for Internet advertising develops more slowly than the Company expects, then its business, results of operations and financial condition could be materially and adversely affected.

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

        The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws which limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, for us and the Company's customers. The U.S. federal and various state governments have been investigating certain Internet companies regarding their use of personal information and have recently proposed limitations on the collection and use of information regarding Internet users. The European Union has enacted its own privacy regulations that may result in limits on the collection and use of certain information from users in Europe. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate the Company's privacy practices. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company's business, financial condition or results of operations. Any new laws or regulations relating to the web, or certain application or interpretation of existing laws, could decrease the growth in the use of the web, decrease the demand for the Company's web sites or otherwise materially adversely affect its business.

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

Volatility Of The Company's Stock Price Could Adversely Affect The Company's Stockholders

        The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From October 1 through December 31, 2001, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $0.99 to $1.32. As of March 27, 2002, the closing sale price was $2.60. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

Anti-Takeover Provisions Could Prevent Or Delay A Change Of Control

        Provisions of the Company's amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the Company's stockholders.

The Company Does Not Intend To Pay Dividends

        The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and, therefore, does not expect to pay any dividends in the foreseeable future.

Item 8. Financial Statements And Supplementary Data

        The Company's Consolidated Financial Statements required by this item are included in Item 14 of this report.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        The Audit Committee of the Board of Directors of the Company considers and recommends to the Board the selection of TheStreet.com's independent public accountants. The final selection, which is made by the Board, is subject to ratification by stockholders at the Company's annual meeting. At an Audit Committee meeting on February 12, 2002, the committee voted to put into review the Company's selection of independent public accountants for 2002. The Company invited four firms, including Arthur Andersen LLP ("Andersen"), the Company's current accountants, to participate. On March 5, 2002, prior to its scheduled participation in the review, Andersen informed the Company that it was resigning its engagement, effective upon completion of the 2001 audit and filing of the related Annual Report on Form 10-K. A copy of Andersen's letter to the Company dated March 5, 2002 informing the Company of its resignation and a copy of the Company's letter to Andersen in response, dated March 6, 2002 are incorporated by reference herein as Exhibits 16.1 and 16.2, respectively, to our Current Report on Form 8-K filed on March 12, 2002. As recommended by the Audit Committee, the Company's Board of Directors on March 12, 2002 engaged Ernst & Young LLP to serve as the Company's independent public accountants for 2002. The appointment of Ernst & Young LLP is subject to ratification by the Company's stockholders at the 2002 annual meeting scheduled for May 29, 2002.

        Andersen's reports on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on the Company's consolidated financial statements for 2001 is being issued on an unqualified basis and filed with TheStreet.com's Annual Report on Form 10-K.

        During the Company's two most recent fiscal years and through March 12, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

        The Company has provided Andersen with a copy of the foregoing disclosures. A copy of Andersen's letter to the Securities and Exchange Commission, dated March 12, 2002, stating its agreement with such statements, is incorporated by reference herein as Exhibit 16.3 to the Company's Current Report on Form 8-K filed on March 12, 2002.

        During the Company's two most recent fiscal years and through March 12, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors And Executive Officers Of The Registrant

        The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation

        The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

        The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 13. Certain Relationships And Related Transactions

        The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held in 2002, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements:
See Index to Consolidated Financial Statements on page F-1.

    2. Consolidated Financial Statement Schedules:
See Index to Consolidated Financial Statements on page F-1.

    3. Exhibits:

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein.
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
**4.4	Amended and Restated 1998 Stock Incentive Plan
†4.5	Amended and Restated 1998 Stock Incentive Plan, dated as of July 12, 2000
++16.1	Letter re: Change in Certifying Accountants
++16.2	Correspondence re: Change in Certifying Accountants
++16.3	Correspondence re: Change in Certifying Accountants
99.1	Letter of TheStreet.com to Securities and Exchange Commission pursuant to Temporary Note 3T of Registration S-X, dated April 1, 2002

*
Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

**
Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

†
Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

++
Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 5, 2002.

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the last quarter of the twelve-month period ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.
DATED: APRIL 1, 2002	By:	/s/ THOMAS J. CLARKE, JR. Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS J. CLARKE, JR. Thomas J. Clarke, Jr.	Chief Executive Officer and Chairman of the Board	April 1, 2002
/s/ LISA A. MOGENSEN Lisa A. Mogensen	Chief Financial Officer	April 1, 2002
/s/ RICHARD BROITMAN Richard Broitman	Controller	April 1, 2002
/s/ JAMES J. CRAMER James J. Cramer	Director	April 1, 2002
/s/ DOUGLAS MCINTYRE Douglas McIntyre	Director	April 1, 2002
/s/ JAMES M. MEYER James M. Meyer	Director	April 1, 2002
/s/ DARRYL OTTE Darryl Otte	Director	April 1, 2002
/s/ MARTIN PERETZ Martin Peretz	Director	April 1, 2002
/s/ FRED WILSON Fred Wilson	Director	April 1, 2002

THESTREET.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To TheStreet.com, Inc.:

        We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheStreet.com, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP
New York, New York
February 12, 2002

THESTREET.COM, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2001 AND 2000

	December 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$26,740,508	$46,339,561
Restricted cash	1,450,000	1,450,000
Short-term investments	5,548,499	24,370,764
Accounts receivable, net of allowance for doubtful accounts of $490,263 as of December 31, 2001 and $749,159 as of December 31, 2000	888,609	4,009,132
Other receivables	229,692	707,266
Receivable from related party	345,243	160,000
Prepaid expenses and other current assets	1,085,332	2,881,815
Net current assets of discontinued operations	45,480	1,841,980

Total current assets	36,333,363	81,760,518
Property and equipment, net of accumulated depreciation and amortization of $6,280,703 as of December 31, 2001 and $3,165,598 as of December 31, 2000	5,948,863	10,278,567
Other assets	1,182,802	779,559
Goodwill and intangibles, net of accumulated amortization of $1,786,380 as of December 31, 2001 and $50,000 as of December 31, 2000	3,422,759	4,913,386
Long-term investments	—	2,250,000
Non-current assets of discontinued operations	—	426,218

Total assets	$46,887,787	$100,408,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,104,498	$3,118,661
Accrued expenses	3,938,856	12,266,857
Restructuring reserve	1,366,775	6,485,125
Deferred revenue	3,165,276	3,896,884
Note payable — current portion	78,510	—
Other current liabilities	27,239	1,264,607

Total current liabilities	9,681,154	27,032,134
Deferred rent	—	1,995,645
Note payable	395,174	—

Total liabilities	10,076,328	29,027,779

Stockholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 28,331,883 shares issued and 23,506,927 shares outstanding at December 31, 2001, and 28,074,483 shares issued and outstanding at December 31, 2000	283,319	280,745
Additional paid-in capital	183,022,780	182,888,343
Deferred compensation	(1,060,315)	(2,149,572)
Accumulated deficit	(138,868,593)	(109,639,047)
Treasury stock at cost; 4,824,956 shares	(6,565,732)	—

Total stockholders' equity	36,811,459	71,380,469

Total liabilities and stockholders' equity	$46,887,787	$100,408,248

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2000	1999
Net revenues:
Advertising & e-commerce revenues	$5,022,916	$13,179,530	$7,897,044
Subscription revenues	9,073,369	8,333,666	4,549,924
Other revenues	1,162,091	1,794,823	1,869,231

Total net revenues	15,258,376	23,308,019	14,316,199
Cost of revenues	8,776,172	13,070,104	9,378,620

Gross profit	6,482,204	10,237,915	4,937,579

Operating expenses:
Product development expenses	10,609,673	12,114,848	5,837,169
Sales and marketing expenses	10,972,280	22,457,462	15,954,750
General and administrative expenses	11,425,466	13,061,589	14,369,583
Noncash compensation expense	1,063,838	1,370,689	4,531,869
Restructuring expenses	(3,336,931)	17,575,522	—
Settlement charge	2,535,660	—	—
Asset impairment	4,054,354	—	—
Severance expense	971,668	—	—

Total operating expenses	38,296,008	66,580,110	40,693,371

Loss from continuing operations	(31,813,804)	(56,342,195)	(35,755,792)
Interest income	2,184,258	5,595,026	4,188,301

Loss from continuing operations before provision for income taxes	(29,629,546)	(50,747,169)	(31,567,491)
Provision for income taxes	—	—	94,750

Net loss from continuing operations	(29,629,546)	(50,747,169)	(31,662,241)
Discontinued operations:
Loss from discontinued operations	—	(10,199,945)	(1,971,196)
Gain (loss) on disposal of discontinued operations	400,000	(1,003,580)	—

Gain (loss) from discontinued operations	400,000	(11,203,525)	(1,971,196)

Net loss	$(29,229,546)	$(61,950,694)	$(33,633,437)

Net (loss) gain per share — basic and diluted:
Continuing operations	$(1.14)	$(1.94)	$(1.64)
Discontinued operations	—	(0.39)	(0.09)
Disposal of discontinued operations	0.02	(0.04)	—

Net loss	$(1.12)	$(2.37)	$(1.73)

Weighted average basic and diluted shares outstanding	26,031,677	26,105,610	21,052,614

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THESTREET.COM

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

	Shares	Par Value	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Deferred Compensation
	Common Stock		Series A		Series C
Balance at December 31, 1998	13,763,838	$137,638	118,441	$1,184	1,500	$15	$16,349,199	($12,492,639)	$0	($1,578,000)	$0	$2,417,397
Issuance of common stock from initial public offering and conversion of Series A, B and C preferred stock	6,325,000	63,250	(118,441)	(1,184)	(1,500)	(15)	133,892,447	—	—	—	—	133,954,498
Issuance of common stock for acquisition	97,403	974	—	—	—	—	1,557,474	—	—	—	—	1,558,448
Issuance of common stock for advertising receivables and cash	1,320,901	13,209	—	—	—	—	13,459,981	—	—	—	(12,000,000)	1,473,190
Accretion of redeemable convertible series B preferred stock to redemption value	2,746,088	27,461	—	—	—	—	—	—	——	—	27,461
Recognition of deferred compensation	—	—	—	—	—	—	8,409,733	—	—	(8,409,733)	—	—
Exercise of options	995,204	9,952	—	—	—	—	694,489	—	—	—	—	704,441
Preferred stock dividends	—	—	—	—	—	—	—	(1,562,277)	—	—	—	(1,562,277)
Noncash advertising expense	—	—	—	—	—	—	—	—	—	—	1,957,938	1,957,938
Noncash compensation expense	—	—	—	—	—	—	—	—	—	4,536,873	—	4,536,873
Other comprehensive (loss) — foreign currency translation	—	—	—	—	—	—	—	—	(20,618)	—	—	(20,618)
Net loss	—	—	—	—	—	—	—	(33,633,437)	—	—	—	(33,633,437)

Balance at December 31, 1999	25,248,434	252,484	—	0	—	0	174,363,323	(47,688,353)	(20,618)	(5,450,860)	(10,042,062)	111,413,914
Issuance of common stock for acquisition	42,107	422	—	—	—	—	274,578	—	—	—	—	275,000
Issuance of common stock and warrants for cash	1,340,334	13,403	—	—	—	—	6,465,113	—	—	—	—	6,478,516
Issuance of common stock related to discontinued operations	1,250,000	12,500	—	—	—	—	3,346,875	—	—	—	—	3,359,375
Exercise of options	193,608	1,936	—	—	—	—	369,053	—	—	—	—	370,989
Noncash advertising expense	—	—	—	—	—	—	—	—	—	—	1,083,839	1,083,839
Restructuring expense	—	—	—	—	—	—	—	—	—	—	8,958,223	8,958,223
Noncash compensation expense:	—	—
Compensation expense	—	—	—	—	—	—	—	1,270,689	—	1,270,689
Decrease due to resignations	—	—	—	—	—	—	(1,930,599)	—	—	1,930,599	—	—
UK compensation expense	—	—	—	—	—	—	—	—	—	100,000	—	100,000
Other comprehensive income — foreign currency translation	—	—	—	—	—	—	—	—	20,618	—	—	20,618
Net loss	—	—	—	—	—	—	—	(61,950,694)	—	—	—	(61,950,694)

Balance at December 31, 2000	28,074,483	280,745	—	0	—	0	182,888,343	(109,639,047)	0	(2,149,572)	0	71,380,469
Issuance of common stock for acquisition	77,984	780	—	—	—	—	155,188	—	—	—	—	155,968
Exercise of options	79,416	794	—	—	—	—	5,668	—	—	—	—	6,462
Stock repurchase	—	—	—	—	—	—	—	—	—	—	—	(6,565,732)
Noncash compensation expense:
Compensation expense	—	—	—	—	—	—	—	—	—	1,163,838	—	1,163,838
Decrease due to resignations	—	—	—	—	—	—	(312,919)	—	—	312,919	—	—
UK compensation expense	—	—	—	—	—	—	—	—	—	(100,000)	—	(100,000)
Issuance of common stock for services	100,000	1,000	—	—	—	—	286,500	—	—	(287,500)	—	—
Net loss	—	—	—	—	—	—	—	(29,229,546)	—	—	—	(29,229,546)

Balance at December 31, 2001	28,331,883	$283,319	—	$0	—	$0	$183,022,780	($138,868,593)	$0	($1,060,315)	$0	$36,811,459

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	1999	2000
Cash Flows from Operating Activities:
Net loss	$(29,229,546)	$(61,950,694)	$(33,633,437)
Adjustments to reconcile net loss to cash used in operating activities, net of acquired businesses:
Noncash compensation expense	1,063,838	1,370,689	4,531,869
Noncash advertising expense	30,000	1,083,839	1,957,938
Noncash asset impairment	4,054,354	—	—
Noncash restructuring expenses	(3,610,561)	—	—
Gain on sale of investments	(337,317)	—	—
Provision for doubtful accounts	355,714	913,187	260,000
Minority interest	—	(4,940,446)	(807,687)
Gain on purchase of minority interest	—	(4,536,920)	—
Depreciation and amortization	5,359,432	3,259,600	630,371
Asset writeoff to restructuring expense	—	10,652,119	—
Decrease (increase) in accounts receivable	2,757,809	(2,179,403)	(1,907,728)
(Increase) decrease in other receivables	(72,426)	1,722,688	(1,201,860)
Increase in receivable from related party	(185,243)	(60,000)	(100,000)
Decrease (increase) in prepaid expenses and other current assets	1,863,895	(648,615)	(1,533,096)
Decrease (increase) in net current assets of discontinued operations	1,796,500	700,356	(2,542,336)
Increase in other assets	(167,766)	(577,076)	(116,084)
Decrease (increase) in non-current assets of discontinued operations	426,218	2,446,910	(2,873,129)
(Decrease) increase in accounts payable and accrued expenses	(4,864,593)	(101,729)	6,653,443
(Decrease) increase in restructuring reserve	(1,565,753)	6,485,125	—
(Decrease) increase in deferred revenue	(891,963)	1,037,939	2,147,903
(Decrease) increase in other current liabilities	(987,912)	1,022,151	—
Increase in deferred rent	—	63,000	2,223,920

Net cash used in operating activities	(24,205,320)	(44,237,280)	(26,309,913)

Cash Flows from Investing Activities:
Purchase of short-term investments	(14,000,000)	(64,035,442)	(11,175,322)
Sale of short-term investments	33,092,532	49,390,000	—
Purchase of long-term investments	—	(1,125,000)	(1,125,000)
Loan to BusinessNet Online Ltd.	(1,254,354)	(550,000)	—
Purchase of investment in held to maturity securities	(6,000,000)	—	—
Sale of investment in held to maturity securities	6,067,050	—	—
Capital expenditures	(1,339,691)	(5,157,664)	(7,460,829)
Purchase of minority interest in discontinued operations	—	(3,050,000)	—
Acquisition of businesses, net of cash acquired	(5,400,000)	(4,987)	(477,472)

Net cash provided by (used in) investing activities	11,165,537	(24,533,093)	(20,238,623)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,462	6,849,505	113,485,294
Proceeds from sale of minority interest	—	—	16,694,428
Purchase of treasury stock	(6,565,732)	—	—
Net repayments under line of credit	—	—	(3,333)

Net cash (used in) provided by financing activities	(6,559,270)	6,849,505	130,176,389

Effect of exchange rate on changes in cash	—	20,618	—

Net (decrease) increase in cash	(19,599,053)	(61,900,250)	83,627,853
Cash and cash equivalents, beginning of period	46,339,561	108,239,811	24,611,958

Cash and cash equivalents, end of period	$26,740,508	$46,339,561	$108,239,811

Supplemental disclosures of cash flow Information:
Cash paid during the period for:
Income taxes	$—	$—	$94,750
Equipment acquired under capital leases	$—	$2,388,239	$—
Issuance of common stock — acquisition of businesses	$155,968	$3,634,375	$1,558,448

        Supplemental Disclosure of Noncash Investing Activities:

        During 2001, the Company issued 77,984 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $155,968.

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

        During 1999, the Company issued 97,403 shares of common stock in connection with its purchase of ipoPros.com. The shares were valued at $1,558,448.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

        TheStreet.com is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. Our content is available across diverse product offerings, including the Internet, print media, radio, and conferences.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. requires management to make estimates and assumptions, specifically for allowance for doubtful accounts receivable, the useful lives of fixed assets and the valuation of goodwill, intangible assets and investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

        The consolidated financial statements include the accounts of TheStreet.com, Inc. and its subsidiary The Street.com (UK) Limited (See Note 3). All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

        The Company generates its revenues primarily from advertising and subscriptions.

        Advertising revenue, derived from the sale of sponsorship, banner and email advertisements on the Company's web site, is recognized ratably in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web site. Such amounts are recognized as revenue in the month earned.

        Subscription revenues represent customer subscriptions that provide subscribers access to financial news, commentary and information. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. Revenue from subscriptions is recognized ratably over the subscription period. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

        Other revenues consist primarily of barter transactions, content syndication fees, and conference related revenue. Revenues from barter transactions are recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements are displayed on the Company's web site. Under the provisions of EITF 99-17, barter transactions are recorded at the fair value of the advertising surrendered. Barter revenue recognized during 2001, 2000, and 1999 was $200,000, $1,081,900 and $893,493, respectively. Fair value is determined by the comparable advertising market rates at the time of placement.

Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

        The Company considers all short-term investment grade securities with a maturity of three months or less to be cash equivalents. Short-term investments consist primarily of commercial paper and a certificate of deposit with maturities of less than one-year. A certificate of deposit in the amount of $1,450,000 serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit serves as a security deposit for the Company's office space in New York City.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers and subscribers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. If the financial condition of the Company's advertisers and subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Capitalized Software and Website Development Costs

        In January 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is internal-use software and on accounting for the costs of computer software originally developed or obtained for internal use and then subsequently sold to the public. It also provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. In accordance with this policy, the Company expenses all costs incurred in the preliminary project stage for software developed for internal use. In addition, the Company capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project to the extent of the time spent directly on the project, and interest costs incurred when developing computer software once the development has reached the applications development stage. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

        In December 1999, the Company adopted Emerging Issues Task Force Abstract ("EITF") Issue number 00-2, "Accounting for Web Site Development Costs." EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred.

        Capitalized software and website development costs are amortized using the straight-line method over the estimated useful life of the software of three years. Total amortization expense was $264,471, $43,696 and none, for the years ended December 31, 2001, 2000 and 1999, respectively.

Accounting for Long-lived Assets

        The Company accounts for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Accordingly, the Company performed a discounted cash flow analysis of all long-lived assets and concluded that its investment in BusinessNet Online, a joint venture with Israeli newspaper publisher the Ha'aretz Group Ltd., had been fully impaired. The impairment charge of approximately $4.1 million has been included in the December 31, 2001 Consolidated Statement of Operations. (See Note 16)

Income Taxes

        The Company was organized on June 18, 1996 as a limited liability company ("LLC") for Federal and state income tax purposes. Accordingly, the Company was treated as a partnership and the net losses of the Company were included in the individual tax returns of the members. On May 7, 1998, the Company converted from an LLC to a C corporation. At the time of the conversion, the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely that some or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, restricted cash, short term investments, accounts and other receivables, and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Foreign Currency Exchange

        The financial statements of the Company's U.K. subsidiary were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the balance sheet date and an average rate for the statement of operations. Translation adjustments are reflected in accumulated comprehensive loss. The effects of applying Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" had no material impact on the consolidated financial statements.

Business Concentrations and Credit Risk

        Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains cash and investments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

Net Loss Per Share

        The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Diluted net loss per share is identical to basic net loss per share since all outstanding stock options and warrants were excluded from the calculation as their effect is antidilutive.

Advertising Costs

        Advertising costs are expensed as incurred. For the years ended December 31, 2001, 2000, and 1999, advertising costs were $1,371,631, $9,561,480, and $7,980,202, respectively.

Stock-Based Compensation

        The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company has provided the necessary pro forma disclosures as if the fair value method had been applied. (See Note 12)

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Intangible Assets ("FAS 142"). FAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. FAS 142 requires that goodwill be subject to at least an annual assessment for impairment with amortization over its estimated useful life to be discontinued effective January 1, 2002. The Company is currently evaluating the effect of the adoption of FAS 142 on its consolidated financial statements. The Company will use the two-steps approach to assess its goodwill. In the first step, the Company will compare the estimated fair value of each reporting unit that houses goodwill to the carrying amount of the units' assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the units' assets and liabilities will determine the current implied fair value of the units' goodwill. In addition, the Company will reassess the classifications of its intangible assets, including goodwill, previously recorded in connection with earlier purchase acquisitions, as well as their useful lives. The Company expects that the discontinuance of amortization of the remaining goodwill and trademarks balance of approximately $1,559,000 and $493,000, respectively, at December 31, 2001 will reduce operating expenses by approximately $1,000,000 for the year ending December 31, 2002. The Company expects to continue to amortize the remaining unamortized balance of other intangible assets, which was approximately $1,371,000 at December 31, 2001. The adoption of SFAS No. 141 had no impact on the Company's consolidated financial statements.

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard, although it does not expect it to affect its financial position and results of operations.

        In July 2001, the FASB issued SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard, although it does not expect it to affect its financial position and results of operations.

Reclassifications

        Certain prior period amounts have been reclassified to conform to current year presentation.

(2) Acquisitions

        On December 20, 2000, the Company acquired substantially all of the assets and certain liabilities of SmartPortfolio.com, Inc. The Company paid initial consideration in January 2001 of $5,400,000 cash and 77,984 shares of the Company's common stock, having a value on the payment date of approximately $156,000, plus additional consideration of 489,644 shares of the Company's common stock in January 2002, having a value on the date of issuance of approximately $651,000. The additional shares of the Company's common stock had been subject to continued employment conditions being met for a period of one year following the payment of the initial consideration. Additionally, the Company incurred legal fees in connection with the acquisition, totaling approximately $91,900. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company recorded goodwill of $2,339,139, which was the excess of net assets acquired. Such goodwill is amortized using the straight-line method over a useful life of three years. In accordance with SFAS 142, the goodwill will no longer be amortized, but instead will be subject to annual (or more frequently if impairment indicators arise) reviews for impairment. Other intangible assets are being amortized using the straight-line method over a useful life of three years. As of December 31, 2000, the total initial consideration of approximately $5,556,000 in cash and common stock was reflected in accrued expenses, and was paid in January 2001. The allocation of the purchase price was as follows:

Cash and cash equivalents	$245,013
Accounts receivable, net of allowance for doubtful accounts	282,558
Other current assets	12,465
Fixed assets, net of depreciation and amortization	285,746
Intangible assets	2,720,000
Goodwill	2,339,139
Accounts payable	(76,666)
Deferred revenue	(160,356)

Total purchase price	$5,647,899

        The following unaudited information presents the pro forma results of operations for the Company for the years ending December 31, 2000 and 1999 as if the acquisition of SmartPortfolio.com, Inc. had occurred on the first day of the earliest year presented:

	December 31, 2000	December 31, 1999
Net revenue	$25,593,586	$14,517,352
Net loss from continuing operations	$(51,516,479)	$(32,961,786)
Loss from discontinued operations	$(11,203,525)	$(1,971,196)
Net loss	$(62,720,004)	$(34,932,982)
Net loss per share—basic and diluted
Continuing operations	$(1.97)	$(1.70)
Discontinued operations	$(0.43)	$(0.09)

Net loss	$(2.40)	$(1.79)

Weighted average basic and diluted shares outstanding	26,183,594	21,130,598

        On May 11, 2000, the Company acquired all of the outstanding common stock of BiGFiSH Management, Inc., a conference and event production firm, for $250,000 cash and 42,107 shares of the Company's common stock, having a value on the closing date of $275,000. As the acquired company had only nominal assets, the entire purchase price of $525,000 was recorded as goodwill. During the year ended December 31, 2000, goodwill was amortized using the straight-line method over a useful life of three years. As of December 31, 2000, a total of $116,670 had been recorded as amortization expense, and is included within general and administrative expenses on the consolidated statements of operations. Due to the exit plan adopted by the Company in 2000, the remaining goodwill of $408,330 was charged as restructuring expenses on the consolidated statements of operations.

        In December 1999, the Company acquired all of the outstanding stock of ipoPros.com, Inc. The Company paid total consideration of approximately $2,040,000 in cash and common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition, the Company recorded goodwill of $1,928,349, which is the excess of net assets acquired and is being amortized over a useful life of three years. As of December 31, 2000, a total of $642,783 had been recorded as amortization expense, and is included within general and administrative expenses on the consolidated statements of operations. Due to the exit plan adopted by the Company in 2000, the remaining goodwill of $1,285,566 was charged as restructuring expenses on the consolidated statements of operations. Additionally, in connection with the acquisition, the founder and majority shareholder of ipoPros agreed not to engage in activities on behalf of any U.S. organization. The Company assigned a value of $150,000 to this non-compete agreement. The allocation of the purchase price was as follows:

Accounts receivable	$2,942
Fixed assets	33,657
Other assets	17,579
Intangible assets	150,000
Goodwill	1,928,349
Current liabilities	(92,292)

Total purchase price	$2,040,235

(3) Discontinued Operations

        In September 1999, TheStreet.com, Inc. and a syndicate of investors (the "Syndicate") invested a total of $17 million in TheStreet.com (Europe) Limited. Members of the Syndicate included Chase Capital Partners, Barclays Private Equity, ETF Group, 3i, Intel Corporation and others. The terms of the investment included the following:

          (1) a preferred dividend of $5 million (plus interest) payable to the Syndicate which would convert into shares upon a public offering of shares or a sale of TheStreet.com (Europe) Limited;

          (2) the license of certain intellectual property of TheStreet.com, Inc. (including, without limitation, use of the name "TheStreet.com") to TheStreet.com (Europe) Limited for $1 million;

          (3) the transfer of certain software from TheStreet.com, Inc. to TheStreet.com (Europe) Limited for $9 million; and

          (4) the subscription by TheStreet.com, Inc. for a $10 million loan note, the principal of and interest upon which would accrue and convert into shares on a public offering or sale of TheStreet.com (Europe) Limited.

        In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations and entered into an agreement with the other shareholders in TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as discontinued operations in a separate line item on the consolidated statements of operations. Prior years' amounts have been restated to conform to the current year presentation.

(3) Discontinued Operations (Continued)

        For the twelve months ended December 31, 2000, the U.K. operations advertising and e-commerce revenues were $2,401,094 and the net loss was $10,199,945, as compared to none and $1,971,196, respectively, for the twelve months ended December 31, 1999. Under generally accepted accounting principles, the year 2000 loss on disposal of discontinued operations included actual losses from the date the Company's Board of Directors resolved to discontinue the operations, plus a provision for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision. For the twelve months ended December 31, 2001, the Company recorded a gain on disposal of discontinued operations of $400,000. The current year gain represents an adjustment to the Company's original estimate related to the costs to be incurred in completing the liquidation process.

        As of December 31, 2001, the fair market value of the remaining current assets was $45,480, consisting of a VAT tax refund receivable.

(4) Restructuring Expenses

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

        The following table displays the activity and balances of the restructuring reserve account from inception to December 31, 2001:

				1 Qtr 2001 Activity			2 Qtr 2001 Activity			3 Qtr 2001 Activity			4 Qtr 2001 Activity
	Initial Charge	4 Qtr 2000 Deductions	Balance 12/31/00			Balance 03/31/01			Balance 06/30/01			Balance 09/30/01			Balance 12/31/01
				Deductions	Adjustments		Deductions	Adjustments		Deductions	Adjustments		Deductions	Adjustments
Headcount reductions	$478,278	$(478,278)	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Consolidation of facilities and reduction in non-performing assets	3,695,648	(1,643,896)	2,051,752	(904)		2,050,848	(95,756)		1,955,092	(2,453,442)	212,035	(286,315)	1,418,158	(1,121,843)	10,000
Extinguishment of marketing and technology related contracts	13,401,596	(8,968,223)	4,433,373	(529,476)	(524,124)	3,379,773		(375,000)	3,004,773	9,601	(30,000)	2,984,374	(129,601)	(1,497,998)	1,356,775

	$17,575,522	$(11,090,397)	$6,485,125	$(530,380)	$(524,124)	$5,430,621	$(95,756)	$(375,000)	$4,959,865	$(2,443,841)	$182,035	$2,698,059	$1,288,557	$(2,619,841)	$1,366,775

        The above deductions from reserve primarily represent write-offs of previously capitalized costs and cash payments. In 2001, the Company recorded adjustments aggregated to $3,336,931 to the restructuring reserve. These adjustments primarily represent revisions to the Company's original estimates based on negotiated settlements for less than the amounts initially estimated, and the amendments to the Company's lease agreement for its office space in New York City, as discussed below. The balance of $1,356,775 remaining in the reserve account, with respect to extinguishment of marketing and technology related contracts, was paid in January 2002.

        During the three months ended December 31, 2001, the Company entered into an amendment of its lease agreement for the office space in New York City. Based upon the amendment, the Company was released from its lease obligations for one of the two floors of such office space. As a result, the

Company recognized a gain of approximately $1,060,000 related to a deferred rent credit previously recorded in connection with such space. In addition, the agreement provided for approximately $1,570,000 future rent reduction for the floor maintained by the Company. The Company classified such deferred rent asset net of approximately $1,000,000 previously recorded deferred rent credit, among other assets in the accompanying balance sheet ($67,412 current and $505,512 non-current). Such amount will be amortized over the life of the lease.

(5) Net Loss Per Share

        As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

	2001	2000	1999
Numerator:
Net loss from continuing operations	$(29,629,546)	$(50,747,169)	$(31,662,241)
Preferred stock dividends	—	—	(1,562,277)
Accretion of Redeemable Convertible Series B Preferred Stock	—	—	(1,252,569)

	(29,629,546)	(50,747,169)	(34,477,087)
Gain (loss) from discontinued operations	400,000	(11,203,525)	(1,971,196)

Net loss available to common shareholders	$(29,229,546)	$(61,950,694)	$(36,448,283)

Denominator:
Weighted average basic and diluted shares outstanding	26,031,677	26,105,610	21,052,614
Net loss per share—basic and diluted:
Continuing operations	$(1.14)	$(1.94)	$(1.64)
Discontinued operations	0.02	(0.43)	(0.09)

Net loss	$(1.12)	$(2.37)	$(1.73)

        Outstanding options of 3,810,056, 3,276,326 and 2,688,980 for the periods ended December 31, 2001, 2000 and 1999, respectively, have been excluded from the above calculations as they were antidilutive.

(6) Property and Equipment

        Property and equipment consists of the following:

	2001	2000
Computer equipment	$8,890,898	$7,606,544
Furniture and fixtures	784,378	729,041
Leasehold improvements	2,554,290	5,108,580

	12,229,566	13,444,165
Less—accumulated depreciation and amortization	6,280,703	3,165,598

Property and equipment, net	$5,948,863	$10,278,567

        Depreciation and amortization expense aggregated $3,540,110, $2,577,585, and $567,104 for the years ending December 31, 2001, 2000, and 1999, respectively.

(7) Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2000
Accrued other	$1,910,352	$3,955,485
Accrued professional fees	663,179	602,850
Accrued statistical services fees	503,492	157,500
Accrued distribution fees	447,096	266,011
Accrued consulting fees	314,164	309,984
Accrued bonuses	100,573	1,419,059
Accrued SmartPortfolio acquisition costs	0	5,555,968

Total accrued expenses	$3,938,856	$12,266,857

(8) Note Payable

        In connection with the termination of the lease obligation for 50% of our principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79%. No money was actually borrowed. As of December 31, 2001, the Company's current liability under the note is $78,510, and its long term liability is $395,174, payable through March 2007.

(9) Severance Expense

        Severance expense totaling $971,668 for the twelve month period ended December 31, 2001 represents costs associated with a headcount reduction throughout the organization and a severance payment the Company was contractually obligated to pay in connection with the termination of a senior executive.

(10) Goodwill and Intangible Assets

        The components of goodwill and intangibles for the years ended December 31, 2001 and 2000 are as follows:

	December 31,
	2001	2000
SmartPortfolio.com, Inc
Goodwill	2,339,139	2,093,386
Customer list	1,250,000	1,250,000
Trade name	740,000	740,000
Technology	730,000	730,000
ipoPros.com, Inc.
Non-compete	150,000	150,000

	5,209,139	4,963,386
Less accumulated amortization	(1,786,380)	(50,000)

	3,422,759	4,913,386

        Amortization expense related to goodwill and intangible assets was $1,736,380, $759,453, and none, respectively, for the years ended December 31, 2001, 2000, and 1999.

(11) Income Taxes

        On May 7, 1998, the Company converted from an LLC to a C corporation for Federal and state income tax purposes. For the period from May 7, 1998 to December 31, 2001, the Company incurred approximately $102 million of net operating loss carryforwards available to offset future taxable income through 2021. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership.

        In accordance with SFAS No. 109, the Company recognized a deferred tax asset of approximately $41 million primarily resulting from the above mentioned net operating loss carryforward. A full valuation allowance has been recorded related to the deferred tax asset as a result of management's uncertainty as to the realization of such asset. Accordingly, no provision has been recorded. There are no other significant temporary differences.

        The provision for income taxes for the year ended December 31, 1999 primarily represents various state income tax payments.

(12) Stockholders' Equity

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

Equity Investments

        During July 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his salary under his employment agreement with the Company. The shares were valued at $287,500 based upon the fair market value at the date of the award and are recorded as noncash compensation expense in the accompanying Statement of Operations.

        On August 7, 2000, the Company entered into a Securities Purchase Agreement with Go2Net, Inc. ("Go2Net") and Vulcan Ventures Inc. ("Vulcan"), pursuant to which, among other things, each of Go2Net and Vulcan purchased 670,167 shares of the Company's common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, the Company granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of its common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option was exercisable at any time during the six months after its grant. The Company also entered into a strategic alliance agreement with Go2Net, pursuant to which, among other things, the Company was to have licensed Go2Net's proprietary message board technology platform for the three-year period beginning on August 4, 2000. Under the terms of the original agreement, the Company was obligated to pay a total of $7.5 million over the three-year license period. As of December 31, 2000, $2.0 million had been paid, and was included on the Consolidated Balance Sheets within prepaid expenses and other current assets, together with the fair market value of the stock options issued, net of a price fluctuation in the value of the shares of common stock issued. In September, 2001, the Company and Go2Net, Inc., then a subsidiary of Infospace, Inc., agreed to an early termination of the agreement, and the Company recorded a settlement charge of $2,535,660 in connection therewith.

        On February 22, 1999, the Company sold 37,728 shares of Series B Preferred Stock and 1,320,901 shares of common stock to The New York Times ("NYT") in exchange for $3 million in cash and $12 million of advertising services. Under the agreement, NYT and its affiliates were to have provided

$12 million of advertising services over a four-year period in return for its ownership position. The $12 million was reflected in equity as an advertising receivable. The Company recorded advertising expense during 1999 and 2000 based upon the best available advertising contract rates being charged by NYT to advertisers spending comparable amounts with a corresponding credit to the advertising receivable. As part of the restructuring discussed in Note 4, the Company removed the remaining advertising receivable balance from stockholders' equity as of December 31, 2000.

        In February 1999, the Company sold 83,333 shares of common stock for $1 million.

Treasury Stock

        In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company has purchased 4,824,956 shares of common stock at an aggregate cost of $6,565,732 as of December 31, 2001.

Stock Options

        Under the terms of the Company's 1998 Stock Incentive Plan (the "Stock Option Plan"), 4,400,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), restricted stock, or any combination thereof. In July 2000, the shareholders approved an amendment to the Stock Option Plan to increase the number of shares of common stock available for grant by 2,500,000, to a total of 6,900,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. As of December 31, 2001, there remained 1,789,888 options available for future grant.

        Had compensation for the Stock Option Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
Net loss, as reported	$(29,229,546)	$(61,950,694)	$(33,633,437)

Net loss, pro forma	$(32,267,535)	$(64,886,859)	$(34,967,812)

Basic and diluted loss per share, as reported	$(1.12)	$(2.37)	$(1.73)

Basic and diluted loss per share, pro forma	$(1.24)	$(2.49)	$(1.80)

        A summary of the activity of the Stock Option Plan is as follows:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 1998	1,497,286	$0.12
Options granted	2,673,875	11.39
Options exercised	(995,204)	0.93
Options cancelled	(486,977)	2.59

Options outstanding, December 31, 1999	2,688,980	10.60
Options granted	2,038,266	6.01
Options exercised	(192,274)	1.94
Options cancelled	(1,258,646)	10.77

Options outstanding, December 31, 2000	3,276,326	8.20
Options granted	1,650,117	2.17
Options exercised	(82,275)	0.26
Options cancelled	(1,034,112)	7.61

Options outstanding, December 31, 2001	3,810,056	$5.98

        Options exercisable as of December 31, 2001, 2000, and 1999 were 1,521,397, 836,021, and 103,514, respectively, at weighted average exercise prices of $7.63, $9.01, and $1.80, respectively. The above options vest up to a four-year period and have terms not to exceed 10 years. Generally, options are granted with exercise prices equal to the fair market value of the underlying common stock on the date of the grant. For options granted at less than fair market value, a noncash compensation charge is recognized for the difference between the exercise price and fair market value over the vesting period. During 1998 and the first quarter 1999, the Company granted stock options with exercise prices which were less than fair market value of the underlying shares of common stock on the date of grant. As a result, the Company had recorded deferred compensation of approximately $1,668,000 and $8,409,733 during the years ended December 31, 1998 and 1999 respectively. The remaining balance related to deferred compensation is $1,060,315 as of December 31, 2001. This amount will be recognized as noncash compensation expense over the remaining vesting period of the options, currently estimated to be $852,164 and $208,151 for the years ending December 31, 2002 and 2003, respectively. For the years ended December 31, 2001, 2000 and 1999, noncash compensation expense related to these options was $776,338, $1,370,689, and $4,531,869, respectively.

        For the years ended December 31, 2001, 2000 and 1999, the weighted average fair market value of options granted was $1.47, $4.35, and $5.49, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	December 31, 2000	December 31, 1999	December 31, 2001
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	4.55%	6.15%	6.0%
Expected volatility	93%	101%	25%
Dividend yield	0%	0%	0%

        The following table summarizes information about options outstanding at December 31, 2001:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Ave Exercise Price
$0.00 — $ 2.00	860,423	4.2	$1.25	205,745	$0.90
$2.01 — $ 4.00	1,782,568	3.6	$2.75	726,570	$2.64
$4.01 — $ 6.00	172,150	3.3	$5.88	43,675	$5.87
$6.01 — $16.00	530,074	3.0	$11.87	250,724	$12.27
$16.01 — $35.50	464,841	2.7	$20.46	294,683	$20.93

	3,810,056	3.5	$5.98	1,521,397	$7.63

(13) Commitments and Contingencies

Operating Leases

        The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $3,274,773, $3,921,666, and $2,857,707 for the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum base rents under terms of non-cancelable operating leases are as follows for the years ending December 31,

2002	$1,571,812
2003	$1,420,726
2004	$1,403,791
2005	$1,426,951
2006	$1,426,951
Thereafter	$2,787,318

        See Note 4 for an amendment in the Company's lease agreement for its office space in New York City.

        Minimum payments have not been reduced by minimum sublease rentals of $65,270 due in the future under non-cancelable subleases.

Litigation

        On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and a current director, and certain underwriters of the company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. TheStreet.com intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Employment Agreements

        The Company has employment agreements with certain of its employees. The agreements provide for payments of approximately $1,596,066, $847,989, and $77,333 during the years ended December 31, 2002, 2003, and 2004, respectively, and expire at various dates through April 2004.

Outside Contributors

        The Company has agreements with certain of its outside contributors. The agreements provide for payments of approximately $450,869, $325,000, and $1,923 during the years ended December 31, 2002, 2003, and 2004, respectively, and expire at various dates through January 2004.

Letters of Credit

        A company controlled by a shareholder had previously guaranteed obligations under the operating lease for the Company's office space in New York City. During 1999, the Company released the shareholder of this obligation after providing a letter of credit in the amount of $1,450,000 to the landlord.

(14) Employee Benefit Plan

        Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(15) Major Customers

        Revenue from one customer accounted for approximately $624,375 (12%) of total advertising revenue for the year ending December 31, 2001 and had $75,000 of accounts receivable outstanding at

December 31, 2001. Revenue from one customer accounted for approximately $1,375,000 (10%) of total advertising revenue for the year ending December 31, 2000 and had $267,075 of accounts receivable outstanding at December 31, 2000. Revenue from one customer accounted for approximately $800,000 (10%) of total advertising revenue for the year ending December 31, 1999 and had $133,333 of accounts receivable outstanding at December 31, 1999.

(16) Long-term Investments, at Cost

        In December 1999, the Company purchased a 19.99% interest for $2,250,000 in BusinessNet Online Ltd., which launched an online business publication serving the Israeli market. As of December 31, 1999, approximately $1,125,000 of this investment was unpaid and was reflected in accrued expenses, which was subsequently paid in 2000. The investment was being accounted for on a cost basis. In July 2000, the Company agreed to provide to BusinessNet Online Ltd., pursuant to a Convertible Bridge Loan Agreement, a loan in the amount of $554,854, which was funded in the second half of 2000. Under the terms of the agreement, the loan would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet Online received a certain level of proceeds. The loan was included within other receivables in the accompanying December 31, 2000 balance sheet. In March 2001, the Company agreed to provide to BusinessNet Online Ltd., pursuant to a second Agreement, a loan in the amount of $1,250,000, which was funded during 2001. Under the terms of the agreement, this loan and the prior loan, would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet Online received a certain level of proceeds. In December 2001, the Company concluded that its original investment and subsequent bridge loans to BusinessNet Online are not realizable. As a result, the Company determined that this asset was fully impaired, and has therefore recorded a charge in the amount of the full value ($4,054,354) of the investment and loans. Subsequent to the balance sheet date, there was a change to the conversion terms of the loans, which will not have any impact on the Company as the loans were fully written off.

(17) Segment Information

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

(18) Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2001
Net revenue	$4,391,032	$3,570,982	$3,453,920	$3,842,442
Gross profit	1,412,028	1,453,556	1,473,298	2,143,322
Net loss from continuing operations	(7,202,567)	(6,931,442)	(8,880,735)	(6,614,802)
Gain from discontinued operations	—	—	—	400,000
Net loss	(7,202,567)	(6,931,442)	(8,880,735)	(6,214,802)
Net loss per share-basic and diluted Continuing operations	$(0.26)	$(0.25)	$(0.35)	$(0.28)
Discontinued operations	—	—	—	0.02

	$(0.26)	$(0.25)	$(0.35)	$(0.26)

Fiscal 2000
Net revenue	$5,391,317	$6,333,075	$5,313,895	$6,269,732
Gross profit	2,015,170	2,882,872	1,897,814	3,442,059
Net loss from continuing operations	(10,346,005)	(10,813,313)	(7,301,294)	(22,286,557)
Loss from discontinued operations	(3,536,793)	(3,009,862)	(2,329,343)	(2,327,527)
Net loss	(13,882,798)	(13,823,175)	(9,630,637)	(24,614,084)
Net loss per share-basic and diluted
Continuing operations	$(0.41)	$(0.42)	$(0.28)	$(0.81)
Discontinued operations	(0.14)	(0.12)	(0.09)	(0.09)

	$(0.55)	$(0.54)	$(0.37)	$(0.90)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000 and 1999

	Balance at Beginning of Period	Provisions Charged to Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2001	$749,159	$355,714	$614,610	$490,263
For the year ended December 31, 2000	$300,000	$913,187	$464,028	$749,159
For the year ended December 31, 1999	$40,000	$260,000	$0	$300,000

QuickLinks

THESTREET.COM, INC. 2001 ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure about Market Risk
  Item 8. Financial Statements And Supplementary Data
  Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
  Item 10. Directors And Executive Officers Of The Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management
  Item 13. Certain Relationships And Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
THESTREET.COM, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
THESTREET.COM, INC. CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000
THESTREET.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
THESTREET.COM STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
THESTREET.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
THESTREET.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2001, 2000 and 1999