Form 10-Q
period 2002-03-31
THESTREET COM
filed 2002-05-15
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ---------------

                                 FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

                               14 Wall Street
                          New York, New York 10005
                          ------------------------
        (Address of principal executive offices, including zip code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the latest practicable date.

                                             (Number of Shares Outstanding
           (Title of Class)                      as of May 10, 2002)
           ----------------                      -------------------
Common Stock, par value $0.01 per share              23,594,984


                            TheStreet.com, Inc.
                                 Form 10-Q

                 For the Three Months Ended March 31, 2002


Part I - FINANCIAL INFORMATION (UNAUDITED).........................................................................1
         Item 1.  Condensed Consolidated Financial Statements......................................................1
                  Condensed Consolidated Balance Sheets............................................................1
                  Condensed Consolidated Statements of Operations..................................................2
                  Condensed Consolidated Statements of Cash Flows..................................................3
                  Notes to Condensed Consolidated Financial Statements.............................................4
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................8
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................14

PART II - OTHER INFORMATION.......................................................................................23
         Item 1.  Legal Proceedings...............................................................................23
         Item 2.  Changes in Securities and Use of Proceeds.......................................................24
         Item 3.  Defaults Upon Senior Securities.................................................................24
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................24
         Item 5.  Other Information...............................................................................24
         Item 6.  Exhibits and Reports on Form 8-K................................................................24
SIGNATURES........................................................................................................25

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


                                             THESTREET.COM, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31, 2002            December 31, 2001
                                                                --------------------        -------------------
                                                                    (unaudited)                  (Note 1)
                                      ASSETS
Current Assets:
Cash and cash equivalents                                             $ 15,654,630               $ 26,740,508
Restricted cash                                                          1,450,000                  1,450,000
Short-term investments                                                   4,163,518                  5,548,499
Accounts receivable, net of allowance for doubtful
   accounts of $463,001 as of March 31, 2002 and
   $490,263 as of December 31, 2001                                      1,159,723                  1,003,927
Other receivables                                                          153,841                    114,374
Receivable from related party                                              105,101                    101,994
Prepaid expenses and other current assets                                  684,366                  1,085,332
Net current assets of discontinued operations                               43,035                     45,480
                                                                --------------------        -------------------
      Total current assets                                              23,414,214                 36,090,114


Property and equipment, net of accumulated depreciation
   and amortization of $7,237,224 as of March 31, 2002
   and $6,280,703 as of December 31, 2001                                5,150,526                  5,948,863
Other assets                                                             1,321,289                  1,426,051
Goodwill and intangibles, net of accumulated
    amortization of $1,963,880 as of March 31, 2002
    and $1,786,380 as of December 31, 2001                               3,896,485                  3,422,759
Investment in held to maturity security                                  9,920,636                          -
                                                                --------------------        -------------------
      Total assets                                                    $ 43,703,150               $ 46,887,787
                                                                ====================        ===================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                       $   840,486               $  1,104,498
Accrued expenses                                                         3,515,648                  3,938,856
Restructuring reserve                                                       19,899                  1,366,775
Deferred revenue                                                         5,259,357                  3,165,276
Note payable - current portion                                              59,378                     78,510
Other current liabilities                                                   30,335                     27,239
                                                                --------------------        -------------------
      Total current liabilities                                          9,725,103                  9,681,154
Note payable                                                               395,174                    395,174
                                                                --------------------        -------------------
      Total liabilities                                                 10,120,277                 10,076,328
                                                                --------------------        -------------------

Stockholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares
   authorized; none issued and outstanding                                       -                          -
Common stock; $0.01 par value; 100,000,000 shares
   authorized; 28,836,325 shares issued and 23,521,725
   shares outstanding at March 31, 2002, and 28,331,883
   shares issued and 23,506,927 shares outstanding at
   December 31, 2001                                                       288,363                    283,319
Additional paid-in capital                                             183,708,408                183,022,780
Deferred compensation                                                     (847,274)                (1,060,315)
Accumulated deficit                                                   (142,570,005)              (138,868,593)
Treasury stock at cost; 5,314,600 shares at
   March 31, 002 and 4,824,956 shares at December 31, 2001              (6,996,619)                (6,565,732)
                                                                --------------------        -------------------
      Total stockholders' equity                                        33,582,873                 36,811,459
                                                                --------------------        -------------------
      Total liabilities and stockholders' equity                      $ 43,703,150               $ 46,887,787
                                                                ====================        ===================

The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements


                                            THESTREET.COM, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     For the Three Months Ended March 31,
                                                                  -------------------------------------------
                                                                         2002                   2001
                                                                         ----                   ----
                                                                     (unaudited)             (unaudited)
Net revenues:
Advertising & e-commerce revenues                                      $    710,070            $  1,943,465
Subscription revenues                                                     3,001,000               2,038,289
Other revenues                                                              361,950                 409,278
                                                                  -------------------    --------------------
   Total net revenues                                                     4,073,020               4,391,032
Cost of revenues                                                          1,807,360               2,979,004
                                                                  -------------------    --------------------
   Gross profit                                                           2,265,660               1,412,028
                                                                  -------------------    --------------------
Operating expenses:
Product development expenses                                              2,242,917               2,717,833
Sales and marketing expenses                                              1,655,169               3,513,654
General and administrative expenses                                       2,277,914               3,065,814
Noncash compensation expense                                                243,288                 229,482
Restructuring expenses                                                      (31,442)               (524,124)
Severance expense                                                                 -                 551,940
                                                                  -------------------    --------------------
   Total operating expenses                                               6,387,846               9,554,599
                                                                  -------------------    --------------------
   Loss from continuing operations                                       (4,122,186)             (8,142,571)
Interest income                                                             227,845                 940,004
                                                                  -------------------    --------------------
   Net loss from continuing operations                                   (3,894,341)             (7,202,567)
Gain on disposal of discontinued operations                                 192,929                       -
                                                                  -------------------    --------------------
   Net loss                                                            $ (3,701,412)           $ (7,202,567)
                                                                  ===================    ====================

Net (loss) gain per share - basic and diluted:
   Continuing operations                                               $      (0.17)           $      (0.26)
   Discontinued operations                                                     0.01                       -
                                                                  -------------------    --------------------
Net loss                                                               $      (0.16)           $      (0.26)
                                                                  ===================    ====================
Weighted average basic and diluted shares outstanding                    23,527,407              27,856,293
                                                                  ===================    ====================


The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements


                                            THESTREET.COM, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Three Months Ended March 31,
                                                                   -----------------------------------------
                                                                           2002                2001
                                                                   -----------------------------------------
                                                                       (unaudited)          (unaudited)
Cash Flows from Operating Activities:
Net loss                                                                 $  (3,701,412)      $  (7,202,567)
Adjustments to reconcile net loss to cash used in
   operating activities, net of acquired businesses:
Noncash compensation expense                                                   243,288             229,482
Noncash advertising expense                                                     71,442                   -
Gain on sale of investments                                                   (119,582)           (172,621)
Provision for doubtful accounts                                                  3,404              71,602
Depreciation and amortization                                                1,228,848           1,262,467
(Increase) decrease in accounts receivable                                    (159,200)          1,726,275
Increase in other receivables                                                  (39,467)            (30,672)
(Increase) decrease in receivable from related party                            (3,107)             60,000
Decrease (increase) in prepaid expenses and other current assets               400,966            (636,378)
Decrease in net current assets of discontinued operations                        2,445           1,829,128
Decrease (increase) in other assets                                              9,935             (78,380)
Decrease in non-current assets of discontinued operations                            -             426,218
Decrease in accounts payable and accrued expenses                             (687,220)         (2,485,132)
Decrease in restructuring reserve                                           (1,418,318)         (1,054,504)
Increase in deferred revenue                                                 2,094,081             250,809
Increase (decrease) in other current liabilities                                 3,096            (858,091)
                                                                   ----------------------      -------------
   Net cash used in operating activities                                    (2,070,801)         (6,662,364)
                                                                   ----------------------      -------------

Cash Flows from Investing Activities:
Purchase of short-term investments                                          (2,028,700)                  -
Sale of short-term investments                                               3,524,278          24,500,000
Loan to BusinessNet Online Ltd.                                                      -            (312,500)
Purchase of investment in held to maturity securities                       (9,911,651)                  -
Capital expenditures                                                          (158,184)           (448,670)
Purchase of minority interest in discontinued operations                             -          (5,400,000)
                                                                   ----------------------      -------------
   Net cash (used in) provided by investing activities                      (8,574,257)         18,338,830
                                                                   ----------------------      -------------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock                                           9,199               9,440
Decrease in note payable - current portion                                     (19,132)                  -
Purchase of treasury stock                                                    (430,887)         (1,036,875)
                                                                   ----------------------      -------------
   Net cash used in financing activities                                      (440,820)         (1,027,435)
                                                                   ----------------------      -------------

   Net (decrease) increase in cash                                         (11,085,878)         10,649,031
Cash and cash equivalents, beginning of period                              26,740,508          46,339,561
                                                                   ----------------------      -------------
Cash and cash equivalents, end of period                                 $  15,654,630       $  56,988,592
                                                                   ======================    ===============

Supplemental Disclosure of Noncash Investing Activities:

During 2002, the Company issued 489,644 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $651,226.

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

                            TheStreet.com, Inc.

            Notes to Condensed Consolidated Financial Statements

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

         TheStreet.com, Inc. (the "Company" or "TheStreet.com") is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. The Company's content is available across diverse media platforms, including the Internet, print media, radio and conferences, giving it more opportunities to generate revenue from the content it produces. The Company's strategic relationships with leading companies in the media, technology and financial services sectors help it create brand awareness and increase its subscription and advertising revenues.

         Since the Company's inception in 1996, the Company has developed a loyal audience of individual investors at various experience levels who turn to its content for their financial and investing information needs. In the past year, the Company has successfully created new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of the Company's most recent products, the institutional market, a segment historically oriented to paying for content. This growing audience of professional investors uses the Company's products to help them make better investing and trading decisions for themselves and their clients.

         The Company believes that its ability to produce original, timely, insightful and trustworthy content, and to distribute it by utilizing the Internet and other real-time delivery systems, gives it a competitive advantage. TheStreet.com's editorial staff consists of more than 45 professional reporters and editors who, together with approximately 40 financial analysts, traders and money managers who contribute to its products from outside the Company, produce more than 60 original commentary, analysis, research and news pieces each business day for the Company's Internet web sites. TheStreet.com's editorial staff and outside contributors have broken numerous important stories, many of which have been cited by other publications such as The Wall Street Journal and The New York Times. The Company also produces several other subscription products for use by individual investors and market enthusiasts, each designed to help a specific segment of the investing public make better-informed investing and trading decisions. And the Company's growing roster of professional products helps brokers, financial planners and money managers make better decisions for themselves and their clients.

         To ensure impartiality and prevent any conflict-of-interest or appearance of conflict, the Company's editorial staff and outside contributors are required to abide by its strict investment policy. According to this policy, TheStreet.com editorial staffers are not permitted to own individual stocks (though they may, and many do, own equity in TheStreet.com, Inc.). Outside contributors are permitted to own individual stocks, but must disclose their current positions in any of the stocks they write about.

Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of TheStreet.com have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

         The consolidated financial statements include the accounts of TheStreet.com, Inc. and its subsidiary TheStreet.com (UK) Limited, whose operations were discontinued in November 2000. All intercompany balances and transactions have been eliminated in consolidation.

         Certain prior period amounts have been reclassified to conform to current period presentation.

2.       NET LOSS PER SHARE OF COMMON STOCK

         The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Diluted net loss per share is identical to basic net loss per share since all outstanding stock options and warrants were excluded from the calculation, as their effect is antidilutive.

3.       INVESTMENT IN HELD TO MATURITY SECURITIES

         As of March 31, 2002, the Company owns a U.S. Treasury Note valued at $9,920,636, bearing interest at the rate of 3.00%, with a maturity date of February 29, 2004. Management's intention is to hold this security until maturity. Held to maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity.

4.       TREASURY STOCK

         In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company has purchased 489,644 shares of common stock at an aggregate cost of $430,887 during the three months ended March 31, 2002. Since the inception of this program, the Company has purchased 5,314,600 shares of common stock at an aggregate cost of $6,996,619 as of March 31, 2002.

5.       RESTRUCTURING

         During the year ended December 31, 2000, the Company recorded restructuring expenses of $17,575,522. These restructuring charges were taken to align the cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. The plan resulted in approximately a 20% headcount reduction, or about 40 full-time employees, throughout the organization.

         The following table displays the activity and balances of the restructuring reserve account from December 31, 2001 to March 31, 2002:


                                                                          1 Qtr 2002 Activity
                                         Initial         Balance    ---------------------------------       Balance
                                         Charge          12/31/01        Deductions       Adjustments       03/31/02
                                    ------------------------------------------------------------------------------------
Headcount reductions                      $   478,278       $        0      $         0          $      0         $     0
Consolidation of facilities
   and reduction in
   non-performing assets                    3,695,648           10,000           41,341           (31,442)         19,899
Extinguishment of
   marketing and technology
   related contracts                       13,401,596        1,356,775       (1,356,775)                0               0
                                    -------------------------------------------------------------------------------------
                                          $17,575,522       $1,366,775      $(1,315,434)         $(31,442)        $19,899
                                    =====================================================================================

         The above deductions from the reserve primarily represent cash payments. The above adjustments primarily represent revisions to the Company's original estimates.

6.       DISCONTINUED OPERATIONS

         In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations and entered into an agreement with the other shareholders in TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation will be prepared and filed in order to formally dissolve the U.K. operations, which should be effective in three months.

         As of March 31, 2002, the fair market value of the remaining assets was $43,035, consisting of a VAT tax refund receivable.

7.       NONCASH COMPENSATION EXPENSE

         In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the service period of two years. During the three months ended March 31, 2002, the Company recorded noncash compensation expense of approximately $9,000.

         In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $170,000 at March 31, 2002. During the three months ended March 31, 2002, the Company recorded noncash compensation expense of approximately $21,000. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will occur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

8.       ACQUISITION

         On December 20, 2000, the Company acquired substantially all the assets and certain liabilities of SmartPortfolio.com, Inc. The Company paid initial consideration in January 2001 of $5,400,000 cash and 77,984 shares of the Company's common stock, having a value on the payment date of approximately $156,000. In January 2002, in connection with the purchase agreement, the Company paid additional consideration of 489,644 shares of the Company's common stock to the former owners of SmartPortfolio.com, Inc, which was valued at approximately $651,000. This represents the final consideration to be paid in connection with the acquisition.

9.       GOODWILL AND INTANGIBLE ASSETS

             In July 2001, the FASB issued Statements of Financial Accounting Standards ("Statement") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.

         Upon the adoption of FAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain intangible assets with an indefinite life. Instead, goodwill and intangible assets with an indefinite useful life will be subject to an annual review for impairment.

         As of March 31, 2002 and December 31, 2001, the Company's goodwill and intangible assets and related accumulated amortization consisted of the following:


                                                                                     March 31,            December 31,
                                                                                       2002                   2001
                                                                                 ------------------    --------------------
Goodwill and intangible assets subject to amortization:
  SmartPortfolio.com, Inc. customer list........................................       $1,250,000              $1,250,000
  SmartPortfolio.com, Inc. technology...........................................          730,000                 730,000
  ipoPros.com, Inc. non-compete agreement.......................................          150,000                 150,000
                                                                                 ------------------    --------------------
                                                                                        2,130,000               2,130,000
Less accumulated amortization...................................................         (937,500)               (760,000)
                                                                                 ------------------    --------------------
                                                                                        1,192,500               1,370,000
                                                                                 ------------------    --------------------
Goodwill and intangible assets not subject to amortization:
  SmartPortfolio.com, Inc. goodwill.............................................        2,210,652               1,559,426
  SmartPortfolio.com, Inc. trade name...........................................          493,333                 493,333
                                                                                 ------------------    --------------------
                                                                                        2,703,985               2,052,759
                                                                                 ------------------    --------------------
Total goodwill and intangible assets                                                   $3,896,485              $3,422,759
                                                                                 ==================    ====================

         The Company recorded amortization expense of $177,500 during the first quarter of 2002, compared to $177,500 on a proforma basis during the first quarter of 2001. Based on the current amount of intangible assets subject to amortization, the remaining value would be expensed as $532,500 during the remaining nine months of 2002, and $660,000 would be expensed in the year 2003. Should acquisitions or dispositions occur in the future, these amounts may vary.

         The 2001 historical results do not reflect the provisions of FAS
142. Had the Company adopted FAS 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share for the three months ended March 31, 2001 would have been changed to the adjusted amounts indicated below:

Net loss as reported - historical basis                 $ (7,202,567)
Add: Goodwill amortization                                   194,201
Add: Intangible amortization                                  61,667
                                                  --------------------
Adjusted net loss                                       $ (6,946,700)
                                                  ====================
Proforma net loss per share                             $      (0.25)
                                                  ====================

10.      LEGAL PROCEEDINGS

         On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and a current director, and certain underwriters of the company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. TheStreet.com intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition and results of operations.

11.      SIGNIFICANT CUSTOMERS

         For the three months ended March 31, 2002, the Company's top five advertisers accounted for approximately 52% of its total advertising and e-commerce revenues, as compared to approximately 41% for the three months ended March 31, 2001.

12.      NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the FASB issued SFAS 144 "Accounting for the "Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company has adopted FAS 144 and the impact of this new standard has no affect on its financial position and results of operations.

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

Overview

         TheStreet.com was organized as a limited liability company in June 1996. In May 1998, the Company converted to a C corporation, incorporated in Delaware, and in May 1999, TheStreet.com completed its initial public offering. The Company is a leading multimedia provider of original, timely, insightful and trustworthy financial commentary, analysis and news. The Company's content is available across diverse media platforms, including the Internet, print media, radio and conferences, giving it more opportunities to generate revenue from the content it produces. The Company's strategic relationships with leading companies in the media, technology and financial services sectors help it create brand awareness and increase subscription and advertising revenues.

         Since TheStreet.com's inception in 1996, it has developed a loyal audience of individual investors at various experience levels who turn to its content for their financial and investing information needs. In the past year, the Company has successfully created new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of the Company's most recent products, the institutional market - a segment historically oriented to paying for content. This growing audience of professional investors uses the Company's products to help them make better investing and trading decisions for their clients.

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

Recent Developments

        During the quarter ended March 31, 2002, the Company launched the following subscription-based products:

         o RealMoney Pro - a subscription site that contains exclusive, real-time macro and micro information on the flow of funds that move markets. Contributors include hedge fund managers, money managers and other professional traders, who contribute real-time commentary about stocks, trading, strategy, market movements and the options and currency markets. The audience for this product consists of investment professionals who manage money. To ensure impartiality and prevent any conflict-of-interest or appearance of conflict, TheStreet.com's editorial staff and outside contributors are required to abide by the Company's strict investment policy. According to this policy, the Company's editorial staffers are not permitted to own individual stocks (though they may, and many do, own equity in TheStreet.com, Inc.). Outside contributors are permitted to own individual stocks, but must disclose their current positions in any of the stocks they write about.
         o The Daily Swing Trade - a nightly email service that contains stock analysis and trading education based on the stock trading methodology known as swing trading, written by RealMoney columnist Alan Farley, an innovator of that trading style. The audience for this product consists of traders seeking to predict brief price swings in stocks.
         o The Telecom Connection - a weekly email report that contains critical research and in-depth analysis on both individual companies and macroeconomic trends in the telecommunications industry, written by RealMoney columnist Cody Willard, a consultant and telecom industry analyst. The audience for this product consists of active investors in telecom companies and executives in the telecom industry.

         On April 9, 2002, the Company announced a one-year promotional agreement with The Motley Fool, Inc. to offer consumers selected premium headlines and content from TheStreet.com's RealMoney and its subscription products via The Motley Fool site (http://www.motleyfool.com).

         On January 9, 2002, the Company announced an expanded one-year agreement with Yahoo! Inc. to offer premium financial commentary on Yahoo! Finance (http://finance.yahoo.com). Under the agreement, Yahoo! Finance Premium News offers consumers selected commentary and analysis from TheStreet.com's RealMoney. Users can choose between two subscription packages, RealCommentary Gold or Silver, which contain select stories from leading RealMoney writers. The content is integrated throughout Yahoo! Finance, including news headlines and quote result pages.

        On January 3, 2002, the Company announced a six-month strategic alliance with MarketWatch.com, Inc. designed to broaden the exposure of TheStreet.com's premium products. Under the terms of the two-part agreement, MarketWatch.com (http://cbs.marketwatch.com) will feature selected premium headlines from TheStreet.com's RealMoney throughout MarketWatch.com's web properties. Additionally, TheStreet.com's subscription-based products will be offered for opt-in registration in MarketWatch.com's "Membership Center."

Results Of Operations

Three Months Ended March 31, 2002 And March 31, 2001

Net Revenues

         Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from Internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues decreased to $710,070 for the three months ended March 31, 2002, as compared to $1,943,465 for the three months ended March 31, 2001. This decrease is primarily due to the continued significant slowdown in the overall online advertising market, resulting in reduced sales of Internet sponsorship, banner and e-mail advertisements, which contributed to a 36% reduction in the revenue per 1,000 page views. For the three months ended March 31, 2002, 62% of the Company's advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 33% for the three months ended March 31, 2001. The number of the Company's advertisers for the three months ended March 31, 2002 was 31, as compared to 65 for the three months ended March 31, 2001. For the three months ended March 31, 2002, the Company's top five advertisers accounted for approximately 52% of its total advertising and e-commerce revenues, as compared to approximately 41% for the three months ended March 31, 2001.

         Subscription Revenues. Subscription revenues are derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenues totaled $3,001,000 for the three months ended March 31, 2002, as compared to $2,038,289 for the three months ended March 31, 2001. This increase is primarily the result of revenues from several new subscription-based products, such as The Chartman's Top Stocks, RealMoney Pro, Action Alerts PLUS and TheStreet(TM)View for Hedge Funds, launched since the quarter ended March 31, 2001. Because the Company was entering a new market for subscription products fulfilled via email, and had not established the requisite technological infrastructure, it chose to outsource such fulfillment to a third party until such infrastructure could be developed internally. As a result, for the three months ended March 31, 2002, approximately 54% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 79% for the three months ended March 31, 2001. The decrease in the percent of annual subscriptions is partially due to the third party lacking the technological capability to provide annual subscriptions. The Company has since migrated these products to its own commerce system and has begun to offer annual subscriptions. The Company calculates net subscription revenues by deducting refunds from gross revenues. Refunds issued during the three months ended March 31, 2002, totaled approximately 4% of gross subscription revenues for the period.

         The Company's subscriber base has increased to approximately 79,500 annual and monthly subscribers as of March 31, 2002 (not including free trials, but including subscribers paid for as part of bulk subscription contracts), as compared to approximately 71,400 as of March 31, 2001. This increase is primarily the result of the launch of several new subscription-based products, partially offset by a decrease in RealMoney.com subscribers attributed to the increase in the subscription price in June 2000.

         Other Revenues. Other revenues are derived primarily from syndication revenues, conference attendees, reprint revenues, barter advertising arrangements and royalties from the Company's investing book. Other revenues decreased to $361,950 for the three months ended March 31, 2002, as compared to $409,278 for the three months ended March 31, 2001. This decrease is primarily the result of the absence of revenue associated with barter advertising arrangements, which totaled $100,000 during the three months ended March 31, 2001, as well as the absence of royalties due to low sales of the Company's investing book, partially offset by $150,000 that the Company received from the WTC Business Recovery Grant Program as compensation for revenue lost as a result of the September 11th attacks, as well as increased syndication revenue. Barter advertising transactions in 2001 were recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost Of Revenues

         Cost of revenues includes compensation and benefits for editorial staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues decreased to $1,807,360 for three months ended March 31, 2002, as compared to $2,979,004 for the three months ended March 31, 2001. This decrease is primarily the result of reductions within the Company's editorial staff to 48 employees as of March 31, 2002, as compared to 78 as of March 31, 2001, resulting in reduced compensation and related expenses, as well as decreased costs associated with content licensing fees and the use of outside contributors.

Product Development Expenses

         Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses decreased to $2,242,917 for the three months ended March 31, 2002, as compared to $2,717,833 for the three months ended March 31, 2001. This decrease is primarily the result of reductions within the Company's technology and product development staff to 30 employees as of March 31, 2002, as compared to 41 employees as of March 31, 2001, resulting in reduced compensation and related expenses, lower hosting fees as a result of renegotiated and/or terminated agreements and reduced consulting fees, partially offset by higher depreciation and amortization expenses related to equipment purchased.

Sales And Marketing Expenses

         Sales and marketing expenses consist primarily of advertising and promotion, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for the Company's direct sales force and customer service department. Sales and marketing expenses decreased to $1,655,169 for the three months ended March 31, 2002, as compared to $3,513,654 for the three months ended March 31, 2001. This decrease is primarily the result of reduced advertising and promotion expenses resulting from the Company's strategy of decreasing non-web based advertising, lower distribution and advertisement serving expenses due to renegotiated agreements and reductions in the number of advertisements served, reduced compensation and related expenses resulting from a reduction in the Company's sales and marketing staff to 28 employees as of March 31, 2002, as compared to 48 as of March 31, 2001, as well as the absence of expense associated with barter advertising arrangements with online and print media companies, which totaled $100,000 during the three months ended March 31, 2001.

General And Administrative Expenses

         General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs decreased to $2,277,914 for the three months ended March 31, 2002, as compared to $3,065,814 for the three months ended March 31, 2001. This change is primarily the result of the elimination of goodwill amortization in accordance with the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", together with reductions in equipment lease expense, occupancy costs, professional fees, and bad debt expense, partially offset by increased compensation and related expenses.

Noncash Compensation Expense

         In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest.

         In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the service period of two years. During the three months ended March 31, 2002, the Company recorded noncash compensation expense of approximately $9,000.

         In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $170,000 at March 31, 2002. During the three months ended March 31, 2002, the Company recorded noncash compensation expense of approximately $21,000. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will occur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

         Noncash compensation expense increased to $243,288 for the three months ended March 31, 2002, as compared to $229,482 for the three months ended March 31, 2001. This increase was primarily the result of the additional charges related to the stock options issued to a non-employee, totaling $30,247. As a portion of the options require variable expense accounting, the associated expense will differ in future periods. This increase was partially offset by the departure of certain individuals from the Company during the past year. The remaining noncash compensation expense for 2002 is currently estimated to be approximately $730,000.

Restructuring Expenses

         During the year ended December 31, 2000, the Company recorded restructuring expenses to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. The restructuring expense of ($31,442) for the three months ended March 31, 2002 primarily represents adjustments to the Company's original estimates related to the consolidation of facilities and reduction in non-performing assets.

Interest Income

         For the three months ended March 31, 2002, interest income was $227,845, as compared to $940,004 for the three months ended March 31, 2001. This decrease is the result of reduced cash balances and lower interest rates.

Gain on Disposal of Discontinued Operations

         In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the assets and liabilities of the discontinued operations are in liquidation. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation will be prepared and filed in order to formally dissolve the U.K. operations, which should be effective in three months.

         For the three months ended March 31, 2002, the Company recorded a gain on disposal of discontinued operations of $192,929, as compared to none for the three months ended March 31, 2001. The current period gain represents an adjustment to the Company's original estimate related to costs to be incurred in completing the liquidation process.

         As of March 31, 2002, the book value of the remaining current assets of the discontinued operations was $43,035, consisting of a VAT tax receivable. There were no remaining non-current assets.

Liquidity and Capital Resources

         The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds easily be made available for operating purposes. As of March 31, 2002, the Company's cash and cash equivalents, restricted cash, short-term investments and investment in held-to-maturity securities amounted to $31,188,784, representing 71% of total assets.

         Net cash used in operating activities of $2,070,801 for the three months ended March 31, 2002 was primarily due to a net loss of $3,701,412, an increase in accounts receivable and decreases in accounts payable and accrued expenses and restructuring reserve, partially offset by noncash charges, a decrease in prepaid expenses and other current assets, and an increase in deferred revenue.

         Net cash used in investing activities of $8,574,257 for the three months ended March 31, 2002 consisted of the purchase of an investment in held to maturity securities, and net purchases of capital expenditures, partially offset by net sales of short-term investments. Capital expenditures generally consisted of purchases of computer software and hardware.

         Net cash used in financing activities of $440,820 for the three months ended March 31, 2002 consisted primarily of the purchase of treasury stock.

         The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the Company's anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company's common stock.

Commitments And Contingencies

         The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $479,785 and $955,605 for the three months ended March 31, 2002 and 2001, respectively. Minimum payments have not been reduced by minimum sublease rentals of $53,630 due in the future under non-cancelable subleases. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:


                                                                        Payments Due by Period
                                             -----------------------------------------------------------------------------
                                                                 Less than                                       After
Contractual obligations:                          Total            1 year       1 - 3 years    4 - 5 years      5 years
                                             -----------------------------------------------------------------------------
Operating leases                                  $9,561,451     $1,461,709      $2,815,258     $2,764,042     $2,520,442
Employment agreements                              2,240,999      1,623,099         617,900              0              0
Outside contributor agreements                       650,409        404,992         245,417              0              0
                                             -----------------------------------------------------------------------------
Total contractual cash obligations               $12,452,859     $3,489,800      $3,678,575     $2,764,042     $2,520,442
                                             =============================================================================

         A company controlled by a shareholder had previously guaranteed obligations under the operating lease for the Company's office space in New York City. During 1999, the Company released the shareholder's company of this obligation after providing a letter of credit in the amount of $1,450,000 to the landlord.

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

         As of March 31, 2002, the Company had an accumulated deficit of $142.6 million. The Company has not achieved profitability and expects to continue to incur net losses in 2002. The Company expects to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if the Company does achieve profitability, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

         TheStreet.com has developed a loyal audience of individual investors at various experience levels who turn to its product offerings for all their financial and investing information needs. The Company has a growing audience of professional investors who use its products to help them make better investing and trading decisions for their clients. In addition, the Company has important strategic relationships with leading companies in the media, technology and financial services sectors that also help it create brand awareness and increase subscription and advertising revenues. The Company's goal is to monetize and leverage its financial content across a variety of platforms. However, the Company cannot assure you that its initiatives will result in increases in revenues sufficient to enable the Company to achieve profitability. In such an event, the price of the Company's common stock is likely to decrease.

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

         For the three months ended March 31, 2002, the Company's top five advertisers accounted for approximately 52% of its total advertising and e-commerce revenues, as compared to approximately 41% for the three months ended March 31, 2001. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have cancellation provisions.

The Company May Have Difficulty Adding Subscribers and Retaining Current Subscribers

         The Company continues to seek to retain its current subscribers and to attract new subscribers. As of March 31, 2002, the Company had approximately 79,500 paid subscribers (including both retail and subscribers paid for as part of bulk subscription contracts) to 11 subscription products, up from approximately 71,400 as of March 31, 2001. These figures are lower than the approximately 109,000 subscribers to TheStreet.com as of June 30, 2000, just prior to the doubling of the subscription price in connection with TheStreet.com's relaunch as the subscription-only RealMoney.com site, and the conversion of TheStreet.com into a free, advertising-supported site. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on TheStreet.com site. However, given the availability of such free financial information, the Company may not be able to retain its current subscribers and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines more than anticipated or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In Developing New And Enhanced Products and Services Could Harm The Company's Business

         The Company has introduced additional and enhanced products and services in the first three months of 2002 in order to retain its current subscribers and attract new subscribers, and intends to introduce still more in the remaining nine months of 2002. If the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

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

Difficulties Associated With The Company's Brand Development May Harm Its Ability To Attract Subscribers And Readers

         The Company believes that maintaining and growing awareness about the TheStreet.com and RealMoney brands is an important aspect of its efforts to continue to attract users. The Company's new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Although the Company's efforts to build brand awareness have been successful to date, they may not be cost effective or successful in the future in reaching potential users, and some potential users may not be receptive to the Company's advertising campaign or other efforts. Accordingly, the Company cannot assure you that such efforts will be successful in raising awareness of TheStreet.com or RealMoney brands or in persuading potential users to subscribe to the Company's products or visit the Company's sites.

Failure To Maintain The Company's Reputation For Trustworthiness May Reduce The Number Of Its Readers, Which May Harm Its Business

         It is very important that the Company maintains its reputation as a trustworthy news organization. The occurrence of events, including the Company's misreporting a news story or the non-disclosure of a stock ownership position by one or more of the Company's writers, or other breach of the Company's compliance policies, could harm the Company's reputation for trustworthiness. These events could result in a significant reduction in the number of the Company's readers, which could materially adversely affect its business, results of operations and financial condition.

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

         The interpretation and application of existing securities laws to web-based financial information providers, including laws governing investment advisors, investment companies and broker-dealers, by the Securities and Exchange Commission and state securities regulators, is a developing area. If, as this area matures, the Company's activity is interpreted as subjecting it to regulation, the Company could be subject to liability, and its business, results of operations and financial condition could be materially and adversely affected.

         The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, affecting the Company and its customers. The U.S. federal and various state governments have been investigating certain Internet companies regarding their use of personal information and have recently proposed limitations on the collection and use of information regarding Internet users. The European Union has enacted its own privacy regulations that has resulted in limits on the collection and use of certain information from users in Europe. Other jurisdictions may follow. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if these agencies chose to investigate the Company's privacy practices. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company's business, financial condition or results of operations. Any new laws or regulations relating to the delivery of the Company's products and services, or certain application or interpretation of existing laws, could decrease the growth in the use of the Internet, decrease the demand for the Company's products and services, or otherwise materially adversely affect its business.

         Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the Internet generally and decrease the acceptance of the Internet as a communications, commercial and advertising medium. The laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy apply to the Internet, Internet publishing and Internet advertising.

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

Volatility Of The Company's Stock Price Could Adversely Affect The Company's Stockholders

         The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From January 1 through March 31, 2002, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $2.71 to $1.32. As of May 10, 2002, the closing sale price was $3.50. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District
Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and a current director, and certain underwriters of the company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner &
Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. TheStreet.com intends to defend these actions vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation.
Any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition and results of operations.

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

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

          Exhibit
           Number     Description
          -------     -----------
            *3.1      Amended and Restated Certificate of Incorporation
           **3.2      Amended and Restated Bylaws
            *4.1      Amended and Restated Registration Rights
                      Agreement, dated as of December 21, 1998, among
                      TheStreet.com and the stockholders named therein
            *4.2      TheStreet.com Rights Agreement
            +4.3      Amendment No. 1, dated as of August 7, 2000, to
                      Rights Agreement
            +4.4      Amended and Restated 1998 Stock Incentive Plan,
                      dated as of July 12, 2000

         * Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

         ** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

         + Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

         (b)      Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K, dated March 5, 2002 (amended April 9, 2002) reporting under
                  Item 4 a change in the Company's independent accountants from Arthur Andersen LLP to Ernst & Young LLP. The appointment of Ernst & Young LLP is subject to ratification by the Company's stockholders at the 2002 annual meeting scheduled for May 29, 2002.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THESTREET.COM, INC.
                                               (Registrant)


Date: May 15, 2002                          By:  /s/ Thomas J. Clarke, Jr.
                                                 -------------------------
                                                  Thomas J. Clarke, Jr.
                                                  Chairman of the Board and
                                                  Chief Executive Officer


Date: May 15, 2002                          By:  /s/ Lisa A. Mogensen
                                                 --------------------
                                                   Lisa A. Mogensen
                                                   Chief Financial Officer

                               EXHIBIT INDEX

    Exhibit
     Number           Description
    -------           -----------
      *3.1            Amended and Restated Certificate of Incorporation
     **3.2            Amended and Restated Bylaws
      *4.1            Amended and Restated Registration Rights
                      Agreement, dated as of December 21, 1998, among
                      TheStreet.com and the stockholders named therein
      *4.2            TheStreet.com Rights Agreement
      +4.3            Amendment No. 1, dated as of August 7, 2000, to
                      Rights Agreement
      +4.4            Amended and Restated 1998 Stock Incentive Plan,
                      dated as of July 12, 2000

    *    Incorporated by reference to Exhibits to the Company's
         Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

    ** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

    + Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.