Form 10-Q
period 2002-06-30
THESTREET COM
filed 2002-08-14
CIK 1080056

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

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

                                 14 Wall Street
                            New York, New York 10005
          (Address of principal executive offices, including zip code)

                                 (212) 321-5000
              (Registrant's telephone number, including area code)

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock outstanding as of the latest practicable date.

                                                  (Number of Shares Outstanding
          (Title of Class)                            as of August 9, 2002)
          ----------------                           ---------------------
Common Stock, par value $0.01 per share                    23,556,089



                               TheStreet.com, Inc.
                                    Form 10-Q

                    For the Three Months Ended June 30, 2002

Part I - FINANCIAL INFORMATION (UNAUDITED)........................................................................................1
         Item 1. Condensed Consolidated Financial Statements......................................................................1
                 Condensed Consolidated Balance Sheets............................................................................1
                 Condensed Consolidated Statements of Operations..................................................................2
                 Condensed Consolidated Statements of Cash Flows..................................................................3
                 Notes to Condensed Consolidated Financial Statements.............................................................4
         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................................................................8
         Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................................16

PART II - OTHER INFORMATION............................................ .........................................................26
         Item 1.   Legal Proceedings.............................................................................................26
         Item 2.   Changes in Securities and Use of Proceeds.....................................................................26
         Item 3.   Defaults Upon Senior Securities...............................................................................26
         Item 4.   Submission of Matters to a Vote of Security Holders...........................................................26
         Item 5.   Other Information.............................................................................................26
         Item 6.   Exhibits and Reports on Form 8-K..............................................................................27
SIGNATURES.......................................................................................................................28





Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                               THESTREET.COM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         June 30, 2002                  December 31, 2001
                                                                   -------------------------        -------------------------
                                                                         (unaudited)                         (Note 1)
                 ASSETS
Current Assets:
Cash and cash equivalents                                              $    14,370,394                   $    26,740,508
Restricted cash                                                              1,967,886                         1,450,000
Short-term investments                                                       4,175,139                         5,548,499
Investment in marketable security                                           10,009,154                                 -
Accounts receivable, net of
 allowance for doubtful accounts of
 $367,247 as of June 30, 2002 and
 $490,263 as of December 31, 2001                                            1,145,555                         1,003,927
Other receivables                                                              335,514                           114,374
Receivable from related parties                                                103,702                           101,994
Prepaid expenses and other current assets                                    1,319,311                         1,085,332
Net current assets of discontinued operations                                   46,040                            45,480
                                                              ------------------------          ------------------------
Total current assets                                                        33,472,695                        36,090,114

Property and equipment, net of accumulated depreciation
 and amortization of $8,017,721 as of June 30, 2002
 and $6,280,703 as of December 31, 2001                                      4,408,347                         5,948,863
Other assets                                                                 1,252,710                         1,426,051
Goodwill                                                                     2,210,652                         1,559,426
Intangibles, net                                                             1,508,333                         1,863,333
                                                              ------------------------         -------------------------
Total assets                                                           $    42,852,737                   $    46,887,787
                                                              ========================          ========================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                       $       837,778                   $     1,104,498
Accrued expenses                                                             3,979,894                         3,938,856
Restructuring reserve                                                           62,937                         1,366,775
Deferred revenue                                                             5,722,911                         3,165,276
Note payable - current portion                                                  71,987                            78,510
Other current liabilities                                                       68,725                            27,239
                                                              ------------------------          ------------------------
Total current liabilities                                                   10,744,232                         9,681,154
Note payable                                                                   363,106                           395,174
                                                              ------------------------          ------------------------
Total liabilities                                                           11,107,338                        10,076,328
                                                              ------------------------          ------------------------

Stockholders' Equity
Preferred stock; $0.01 par value;
 10,000,000 shares authorized;
 none issued and outstanding                                                         -                                 -
Common stock; $0.01 par value; 100,000,000 shares
 authorized; 28,930,587 shares issued and 23,526,687
 shares outstanding at June 30, 2002, and 28,331,883 shares
 issued and 23,506,927 shares outstanding at December 31, 2001                 289,306                           283,319
Additional paid-in capital                                                 183,816,256                       183,022,780
Deferred compensation                                                         (634,233)                       (1,060,315)
Accumulated deficit                                                       (144,547,830)                     (138,868,593)
Treasury stock at cost; 5,403,900 shares at June 30, 2002 and
 4,824,956 shares at December 31, 2001                                      (7,178,100)                       (6,565,732)
                                                              ------------------------          ------------------------
Total stockholders' equity                                                  31,745,399                        36,811,459
                                                              ------------------------          ------------------------
Total liabilities  and stockholders' equity                            $    42,852,737                   $    46,887,787
                                                              ========================          ========================


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements




                               THESTREET.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 For the Three Months Ended          For the Six Months Ended
                                                                          June 30,                            June 30,
                                                              --------------------------------    ---------------------------------
                                                                  2002                2001            2002                 2001
                                                                  ----                ----            ----                 ----
                                                                         (Unaudited)                        (Unaudited)
Net revenues:
Advertising & e-commerce revenues                             $  1,236,198        $  1,117,073    $  1,946,268         $  3,060,538
Subscription revenues                                            3,652,171           2,099,089       6,653,171            4,137,378
Other revenues                                                     598,693             354,820         960,643              764,098
                                                              ------------        ------------    ------------         ------------
Total net revenues                                               5,487,062           3,570,982       9,560,082            7,962,014
Cost of revenues                                                 1,821,767           2,117,426       3,629,127            5,096,430
                                                              ------------        ------------    ------------         ------------
Gross profit                                                     3,665,295           1,453,556       5,930,955            2,865,584
                                                              ------------        ------------    ------------         ------------

Operating expenses:
Product development expenses                                     1,695,814           2,666,419       3,938,731            5,384,252
Sales and marketing expenses                                     1,698,702           2,963,327       3,353,871            6,476,981
General and administrative expenses                              2,158,728           3,094,999       4,436,642            6,160,813
Noncash compensation expense                                       236,337             218,672         479,625              448,154
Restructuring expenses                                              50,000            (375,000)         18,558             (899,124)
Severance expense                                                        -             419,728               -              971,668
                                                              ------------        ------------    ------------         ------------
Total operating expenses                                         5,839,581           8,988,145      12,227,427           18,542,744
                                                              ------------        ------------    ------------         ------------
Loss from continuing operations                                 (2,174,286)         (7,534,589)     (6,296,472)         (15,677,160)
Interest income                                                    191,676             603,147         419,521            1,543,151
                                                              ------------        ------------    ------------         ------------
Net loss from continuing operations                             (1,982,610)         (6,931,442)     (5,876,951)         (14,134,009)
Gain on disposal of discontinued operations                          4,785                   -         197,714                    -
                                                              ------------        ------------    ------------         ------------
Net loss                                                      $  1,977,825)       $ (6,931,442)   $ (5,679,237)        $(14,134,009)
                                                              ============        ============    ============         ============

Net (loss) income per share - basic and diluted:
Continuing operations                                         $      (0.08)       $      (0.25)   $      (0.25)        $      (0.51)
Discontinued operations                                                  -                   -            0.01                    -
                                                              ------------        ------------    ------------         ------------
Net loss                                                      $      (0.08)       $      (0.25)   $      (0.24)        $      (0.51)
                                                              ============        ============    ============         ============

Weighted average basic and diluted shares outstanding           23,581,017          27,603,900      23,554,360           27,727,801
                                                              ============        ============    ============         ============


    The accompanying notes to condensed consolidated financial statements are an integral part of these condensed consolidated statements




                               THESTREET.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              For the Six Months Ended June 30,
                                                                                     ----------------------------------------------
                                                                                          2002                         2001
                                                                                     ----------------------------------------------
                                                                                       (unaudited)                 (unaudited)
Cash Flows from Operating Activities:
Net loss                                                                             $  (5,679,237)               $ (14,134,009)
Adjustments to reconcile net loss to cash used in
   operating activities, net of acquired businesses:
Noncash compensation expense                                                               479,625                      448,154
Noncash advertising expense                                                                 71,442                            -
Gain on sale of investments                                                               (166,596)                    (211,437)
Gain on sale of fixed assets                                                                  (375)                           -
Provision for doubtful accounts                                                             16,444                      263,841
Depreciation and amortization                                                            2,257,598                    2,573,895
Non-current assets of discontinued operations                                                    -                      426,218
Net current assets of discontinued operations                                                 (560)                   1,797,957
Changes in operating assets and liabilities:
    Accounts receivable                                                                   (158,072)                   2,348,742
    Other receivables                                                                     (221,140)                     (57,475)
    Receivable from related party                                                           (1,708)                    (132,754)
    Prepaid expenses and other current assets                                              283,907                   (1,151,727)
    Other assets                                                                            16,317                     (156,207)
    Accounts payable and accrued expenses                                                 (743,568)                  (2,228,957)
    Restructuring reserve                                                               (1,375,280)                  (1,525,260)
    Deferred revenue                                                                     2,557,635                      223,138
    Other current liabilities                                                               41,486                     (933,443)
                                                                        ---------------------------------------------------------
                 Net cash used in operating activities                                  (2,622,082)                 (12,449,324)
                                                                        ---------------------------------------------------------

Cash Flows from Investing Activities:
Purchase of short-term investments                                                      (4,106,825)                  (3,500,000)
Sale of short-term investments                                                           5,549,278                   24,500,000
Purchase of marketable security                                                         (9,911,651)                  (2,023,044)
Loans to Business Net Online Ltd.                                                                -                     (629,354)
Capital expenditures                                                                      (212,683)                    (767,445)
Sale of fixed assets                                                                         8,000                            -
Purchase of minority interest in discontinued operations                                         -                   (5,400,000)
                                                                        ---------------------------------------------------------
          Net cash (used in) provided by investing activities                           (8,673,881)                  12,180,157
                                                                        ---------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from issuance of common stock                                                      94,694                        4,474
Note payable                                                                               (38,591)                           -
Restricted cash                                                                           (517,886)                           -
Purchase of treasury stock                                                                (612,368)                  (2,433,057)
                                                                        ---------------------------------------------------------
                 Net cash used in financing activities                                  (1,074,151)                  (2,428,583)
                                                                        ---------------------------------------------------------

     Net decrease in cash                                                              (12,370,114)                  (2,697,750)
Cash and cash equivalents, beginning of period                                          26,740,508                   46,339,561
                                                                        ---------------------------------------------------------
Cash and cash equivalents, end of period                                             $  14,370,394                $  43,641,811
                                                                        =========================================================


Supplemental disclosures of cash flow information:

During 2002, the Company issued 489,644 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $651,226.

During 2001, the Company issued 77,984 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $155,968.

During 2002, the Company financed its directors and officers insurance and has recorded a prepaid expense and accrued expense amounting to $517,886 as of June 30, 2002.

    The accompanying notes to condensed consolidated financial statements are an integral part of these consolidated statements

                               TheStreet.com, Inc.

              Notes to Condensed Consolidated Financial Statements

1.        DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

          TheStreet.com, Inc. (the "Company" or "TheStreet.com") is a leading multimedia provider of proprietary, timely, independent and insightful financial commentary, analysis, research and news. The Company's content is available across diverse media platforms, including the internet, print, radio and conferences, giving it more opportunities to generate revenue from the content it produces. The Company's strategic relationships with leading companies in the media, technology and financial services sectors help it create brand awareness and increase its subscription and advertising revenues.

           Since its inception in 1996, the Company has developed a loyal audience of individual investors at various experience levels who turn to its content for their financial and investing information needs. In the past year, the Company has successfully created new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of the Company's most recent products, the institutional market, a segment historically oriented to paying for content. This growing audience of professional investors uses the Company's products to help them make better investing and trading decisions for themselves and their clients.

          The Company believes that its ability to produce proprietary, timely, independent and insightful content, and to distribute it by utilizing the internet and other real-time delivery systems, gives it a competitive advantage. TheStreet.com's editorial staff consists of more than 46 professional journalists who, together with approximately 70 professional analysts, traders and money managers who contribute to its products from outside the Company, produce more than 63 original commentary, analysis, research and news pieces (plus numerous market diary entries) each business day for the Company's internet web sites. TheStreet.com's editorial staff and outside contributors have broken numerous important stories, many of which have been cited by other news outlets such as the CNBC television network and The Los Angeles Times. The Company also produces several other subscription products for use by individual investors and market enthusiasts, each designed to help a specific segment of the investing public make better-informed investing and trading decisions. And the Company's growing roster of professional products helps brokers, financial planners and money managers make better decisions for themselves and their clients.

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

Basis of Presentation

           The accompanying unaudited condensed consolidated financial statements of TheStreet.com have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

3.         INVESTMENT IN MARKETABLE SECURITY

           As of June 30, 2002, the Company owned a U.S. Treasury Note (the "Treasury Note") that bore interest at the rate of 3% per annum and had a maturity date of February 29, 2004. Management's intention was to hold the Treasury Note until maturity. However, due to changes in the equity market conditions, the Company revised its plan and sold the Treasury Note in mid-July 2002, realizing a gain on the sale of approximately $185,000. Accordingly, the Treasury Note has been classified as a current asset as of June 30, 2002.

4.         TREASURY STOCK

           In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company purchased 89,300 shares of common stock at an aggregate cost of $181,481 during the three months ended June 30, 2002. During the six months ended June 30, 2002, the Company purchased 578,944 shares of common stock at an aggregate cost of $612,368. Since the inception of this program, the Company has purchased 5,403,900 shares of common stock at an aggregate cost of $7,178,100 as of June 30, 2002.

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

           The following table displays the activity and balances of the restructuring reserve account from December 31, 2001 to June 30, 2002:

                       Initial     Balance        1 Qtr 2002 Activity        Balance          2 Qtr 2002 Activity         Balance
                                                  -------------------                         -------------------
                       Charge      12/31/01     Deductions   Adjustments     03/31/02     Deductions     Adjustments      06/30/02
                      --------------------------------------------------------------------------------------------------------------
Headcount reductions $  478,278     $    0        $     0       $     0      $     0     $     0        $     0         $     0
Consolidation
 of facilities
 and reduction
 in non-performing
 assets               3,695,648     10,000         41,341       (31,442)      19,899      (6,962)        50,000          62,937
Extinguishment
 of marketing
 and technology
 related contracts   13,401,596  1,356,775     (1,356,775)            0            0            0             0               0
                    ----------------------------------------------------------------------------------------------------------------
                    $17,575,522 $1,366,775    $(1,315,434)     $(31,442)     $19,899     $(6,962)       $50,000         $62,937
                    ================================================================================================================


           The above deductions from the reserve primarily represent cash payments. The above adjustments primarily represent revisions to the Company's original estimates.

6.         DISCONTINUED OPERATIONS

           In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations and entered into an agreement with the other shareholders in TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. As a result, the operation's assets and liabilities have been substantially liquidated. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation will be prepared and filed in order to formally dissolve the U.K. operations, which should be effective during the third quarter of 2002.

           As of June 30, 2002, the fair market value of the remaining assets was $46,040, consisting of a VAT tax refund receivable.

7.         NONCASH COMPENSATION EXPENSE

          In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the two year period of his service to the Company. The Company recorded noncash compensation expense of approximately $9,000 during the three months ended June 30, 2002 and approximately $18,000 during the six months ended June 30, 2002.

           In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $142,000 at June 30, 2002. The Company recorded noncash compensation expense of approximately $14,000 during the three months ended June 30, 2002 and approximately $35,000 during the six months ended June 30, 2002. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will occur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

8.         ACQUISITION

           On December 20, 2000, the Company acquired substantially all the assets and certain liabilities of SmartPortfolio.com, Inc. The Company paid initial consideration in January 2001 of $5,400,000 cash and 77,984 shares of the Company's common stock, having a value on the payment date of approximately $156,000. In January 2002, in connection with the purchase agreement, the Company paid additional consideration of 489,644 shares of the Company's common stock to the former owners of SmartPortfolio.com, Inc., which was valued at approximately $651,000. This represents the final consideration to be paid in connection with the acquisition.

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

           Upon the adoption of FAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill which had no impact on the Company's financial statements.

           As of June 30, 2002 and December 31, 2001, the Company's goodwill and intangible assets and related accumulated amortization consisted of the following:


                                                                                June 30,                  December 31,
                                                                                  2002                       2001
                                                                           --------------------      ----------------------
Intangible assets subject to amortization:
   SmartPortfolio.com, Inc. customer list................................          $1,250,000                  $1,250,000
   SmartPortfolio.com, Inc. technology...................................             730,000                     730,000
   ipoPros.com, Inc. non-compete agreement...............................             150,000                     150,000
                                                                           --------------------      ----------------------
                                                                                    2,130,000                   2,130,000
Less accumulated amortization............................................          (1,115,000)                   (760,000)
                                                                           --------------------      ----------------------
                                                                                    1,015,000                   1,370,000
                                                                           --------------------      ----------------------
Goodwill and intangible assets not subject to amortization:
   SmartPortfolio.com, Inc. goodwill.....................................           2,210,652                   1,559,426
   SmartPortfolio.com, Inc. trade name...................................             493,333                     493,333
                                                                           --------------------      ----------------------
                                                                                    2,703,985                   2,052,759
                                                                           --------------------      ----------------------
Total goodwill and intangible assets                                               $3,718,985                  $3,422,759
                                                                           ====================      ======================


           The Company recorded amortization expense of $177,500 during the three months ended June 30, 2002, and $355,000 during the six months ended June 30, 2002. Based on the current amount of intangible assets subject to amortization, the remaining value would be expensed as $355,000 during the remaining six months of 2002, and $660,000 would be expensed in the year 2003. Should acquisitions or dispositions occur in the future, these amounts may vary.

           The 2001 historical results do not reflect the provisions of FAS 142. Had the Company adopted FAS 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share for the three months and six months ended June 30, 2001 would have been changed to the adjusted amounts indicated below:

                                                                    3 Months           6 Months
                                                                    --------           --------
Net loss as reported - historical basis                          $ (6,931,442)      $ (14,134,009)
Add: Goodwill amortization                                            195,656             389,856
Add: Intangible amortization                                           61,667             123,333
                                                             ----------------------------------------
Adjusted net loss                                                $ (6,674,119)      $ (13,620,820)
                                                             ========================================
Proforma net loss per share                                      $      (0.24)      $       (0.49)
                                                             ========================================

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

11.        SIGNIFICANT CUSTOMERS

           For the three months ended June 30, 2002, the Company's top five advertisers accounted for approximately 49% of its total advertising and e-commerce revenues, as compared to approximately 45% for the three months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The following discussion contains forward-looking statements within the meaning of Section 27(a) of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21(E) of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ.

           The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Overview

          TheStreet.com was organized as a limited liability company in June 1996. In May 1998, the Company converted to a C corporation, incorporated in Delaware, and in May 1999, TheStreet.com completed its initial public offering. The Company is a leading multimedia provider of proprietary, timely, independent and insightful financial commentary, analysis, research and news. The Company's content is available across diverse media platforms, including the internet, print, radio and conferences, giving it more opportunities to generate revenue from the content it produces. The Company's strategic relationships with leading companies in the media, technology and financial services sectors help it create brand awareness and increase subscription and advertising revenues.

           Since its inception in 1996, TheStreet.com has developed a loyal audience of individual investors at various experience levels who turn to its content for their financial and investing information needs. In the past year, the Company has successfully created new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of the Company's most recent products, the institutional market - a segment historically oriented to paying for content. This growing audience of professional investors uses the Company's products to help them make better investing and trading decisions for their clients.

Recent Developments

           On April 29, 2002, the Company announced the launch of The Turnaround Report, a subscription email service that contains exclusive access to turnaround stocks that have depreciated and are poised to rebound, written by RealMoney columnist Arne Alsin, an investment advisor specializing in turnaround opportunities.

         On June 10, 2002, the Company announced the creation of the Professional Markets Group, a new division focused on providing trading/research products exclusively to market participants whose careers depend on the performance of the market, notably hedge fund managers, brokers, financial planners, traders, and money managers.

           On July 10, 2002, the Company announced the introduction of RealMoney Pro Advisor, a subscription based website that provides real-time equity research, financial analysis and news to investment professionals throughout the trading day, written by professional hedge fund managers, equity analysts and portfolio managers. RealMoney Pro Advisor, located at http://www.realmoneyproadvisor.com, is designed exclusively for financial professionals who make investment decisions for the retail investing public, notably stockbrokers, financial planners, and financial consultants.

Results Of Operations

Three Months Ended June 30, 2002 And June 30, 2001

Net Revenues

           Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues increased to $1,236,198 for the three months ended June 30, 2002, as compared to $1,117,073 for the three months ended June 30, 2001. This increase is primarily due to sponsorship revenue from a two-day conference called "Advanced Disciplines & Strategies for Running Hedge Funds," that was held during the quarter ended June 30, 2002.

           Additionally, even though page views declined to 103 million during the quarter ended June 30, 2002, as compared to 152 million during the quarter ended June 30, 2001, revenue derived per 1,000 page views, excluding conference sponsorships, increased from $7.33 to $11.10, respectively.

          For the three months ended June 30, 2002, 57% of the Company's advertising and e-commerce revenues, excluding conference sponsorships, were derived from sponsorship contracts, as compared to 30% for the three months ended June 30, 2001. As a result of improvements in our advertising sales infrastructure and selling techniques, the Company has been able to increase the revenue it receives per advertiser during the quarter, on an average basis. The number of the Company's advertisers, excluding conference sponsorships, for the three months ended June 30, 2002 was 51, as compared to 61 for the three months ended June 30, 2001.

           For the three months ended June 30, 2002, the Company's top five advertisers accounted for approximately 49% of its advertising and e-commerce revenues, excluding conference sponsorships, as compared to approximately 45% for the three months ended June 30, 2001.

           Subscription Revenues. Subscription revenues are derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenues totaled $3,652,171 for the three months ended June 30, 2002, as compared to $2,099,089 for the three months ended June 30, 2001. This increase is primarily the result of revenues from several new subscription-based products, such as The Chartman's Top Stocks, RealMoney Pro, The Daily Swing Trade, and the Turnaround Report, launched subsequent to the quarter ended June 30, 2001, as well as increased revenue associated with Action Alerts PLUS and TheStreet(TM)View for Hedge Funds, which launched during the six months ended June 30, 2001. For the three months ended June 30, 2002, approximately 52% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 76% for the three months ended June 30, 2001. Because the Company was entering a new market for subscription products fulfilled via email, and had not established the requisite technological infrastructure, it chose to outsource such fulfillment to a third party until such infrastructure could be developed internally. The decrease in the percent of annual subscriptions is partially due to the third party lacking the technological capability to provide annual subscriptions. The Company migrated these products to its own commerce system in March 2002, has begun to offer annual subscriptions and is attempting to convert these monthly subscribers into annual subscribers.

           The Company calculates net subscription revenues by deducting refunds from gross revenues. Refunds issued during the three months ended June 30, 2002, totaled approximately 3% of gross subscription revenues for the period.

          The Company's subscriber base was approximately 78,000 paid annual and monthly subscribers as of June 30, 2002 (not including free trials, but including an estimate of subscribers paid for as part of certain bulk deals), as compared to approximately 76,800 as of June 30, 2001. This increase is primarily the result of the launch of several new subscription-based products, partially offset by a decrease in RealMoney.com subscribers attributed to the increase in the subscription price in June 2000.

          Other Revenues. Other revenues are derived primarily from conference attendees, James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenues, reprint revenues and barter advertising arrangements. Other revenues increased to $598,693 for the three months ended June 30, 2002, as compared to $354,820 for the three months ended June 30, 2001. This increase is primarily the result of revenue from Mr. Cramer's radio program, as well as conference attendee revenue from a two-day conference called "Advanced Disciplines & Strategies for Running Hedge Funds," that was held during the quarter ended June 30, 2002, partially offset by the elimination of revenue associated with barter advertising arrangements, which totaled $100,000 during the three months ended June 30, 2001. Barter advertising transactions in 2001 were recognized at the fair value as determined by the comparable advertising market rates at the time of placement. The Company anticipates that it will record no revenue associated with barter advertising arrangements in 2002.

Cost Of Revenues

          Cost of revenues includes compensation and benefits for editorial and content support staff, fees paid to outside contributors and content licensing fees payable to content providers. Cost of revenues decreased to $1,821,767 for the three months ended June 30, 2002, as compared to $2,117,426 for the three months ended June 30, 2001. This decrease is primarily the result of reductions within the Company's editorial and content support staff to 49 employees as of June 30, 2002, as compared to 56 as of June 30, 2001, as well as decreased costs associated with content licensing fees, partially offset by an increase in the cost of outside contributors.

Product Development Expenses

           Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses decreased to $1,695,814 for the three months ended June 30, 2002, as compared to $2,666,419 for the three months ended June 30, 2001. This decrease is primarily the result of lower consulting fees that had been expended in 2001 as the Company developed its commerce system, reduced hosting fees as a result of renegotiated and/or terminated hosting agreements, reductions within the Company's technology and product development staff to 30 employees as of June 30, 2002, as compared to 37 employees as of June 30, 2001, as well as lower maintenance and internet access fees.

Sales And Marketing Expenses

          Sales and marketing expenses consist primarily of advertising and promotion, advertising agency fees, promotional materials, content distribution fees, and compensation expenses for the Company's direct sales force and customer service department. Sales and marketing expenses decreased to $1,698,702 for the three months ended June 30, 2002, as compared to $2,963,327 for the three months ended June 30, 2001. This decrease is primarily the result of lower distribution and advertisement-serving expenses due to renegotiated and expired agreements, reduced advertising and promotion expenses, a reduction in the Company's customer service, sales and marketing staff to 32 employees as of June 30, 2002, as compared to 35 as of June 30, 2001. Additionally, this decrease is due to the elimination of expense associated with barter advertising arrangements with online and print media companies, which totaled $100,000 during the three months ended June 30, 2001, and is partially offset by increased commission expense due to the build up of the Company's direct sales force.

General And Administrative Expenses

           General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs decreased to $2,158,728 for the three months ended June 30, 2002, as compared to $3,094,999 for the three months ended June 30, 2001. This decrease is primarily the result of the elimination of goodwill amortization in accordance with the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", together with reductions in professional fees, equipment lease expense, bad debt expense, and occupancy costs, which is partially offset by increased compensation and related expenses.

Noncash Compensation Expense

           In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest.

           In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the service period of two years. During the three months ended June 30, 2002, the Company recorded noncash compensation expense of approximately $9,000.

           In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $142,000 at June 30, 2002. During the three months ended June 30, 2002, the Company recorded noncash compensation expense of approximately $14,000. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will occur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

           Noncash compensation expense increased to $236,337 for the three months ended June 30, 2002, as compared to $218,672 for the three months ended June 30, 2001. This increase was primarily the result of the additional charges related to the stock options issued to a non-employee, totaling $23,296. As a portion of the options require variable expense accounting, the associated expense will differ in future periods. This increase was partially offset by lower noncash compensation expense due to the departure of certain employees from the Company during the past year. The remaining noncash compensation expense for 2002 is currently estimated to be approximately $480,000.

Restructuring Expenses

           During the year ended December 31, 2000, the Company recorded restructuring expenses to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. The restructuring expense of $50,000 for the three months ended June 30, 2002 primarily represents adjustments to the Company's original estimates related to the consolidation of facilities and reduction in non-performing assets.

Interest Income

          For the three months ended June 30, 2002, interest income was $191,676, as compared to $603,147 for the three months ended June 30, 2001. This decrease is the result of lower interest rates and reduced cash balances.

Gain on Disposal of Discontinued Operations

           In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the assets and liabilities of the discontinued operations are in liquidation. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation will be prepared and filed in order to formally dissolve the U.K. operations, which should be effective during the third quarter of 2002.

           For the three months ended June 30, 2002, the Company recorded a gain on disposal of discontinued operations of $4,785. No gain was recorded for the three months ended June 30, 2001.

           As of June 30, 2002, the book value of the remaining current assets of the discontinued operations was $46,040, consisting of a VAT tax receivable. There were no remaining non-current assets.

Six Months Ended June 30, 2002 And June 30, 2001

Net Revenues

           Advertising & E-Commerce Revenues. Advertising and e-commerce revenues decreased to $1,946,268 for the six months ended June 30, 2002, as compared to $3,060,538 for the six months ended June 30, 2001. This decrease is primarily due to the significant slowdown in the overall online advertising market experienced during the first quarter of 2002, as compared to the first quarter of 2001, resulting in reduced sales of internet sponsorship, banner and e-mail advertisements.

           For the six months ended June 30, 2002, advertising and e-commerce revenue, excluding conference sponsorships, per 1,000 page views decreased by 9% when compared to the six months ended June 30, 2001 due to the significant slowdown in the overall online advertising market experienced during the first quarter of 2002.

          For the six months ended June 30, 2002, 59% of the Company's advertising and e-commerce revenues, excluding conference sponsorships, were derived from sponsorship contracts, as compared to 32% for the six months ended June 30, 2001. The number of the Company's advertisers, excluding conference sponsorships, for the six months ended June 30, 2002 was 64, as compared to 96 for the six months ended June 30, 2001 due to the significant slowdown in the overall online advertising market experienced during the first quarter of 2002.

           For the six months ended June 30, 2002, the Company's top five advertisers accounted for approximately 42% of its advertising and e-commerce revenues, excluding conference sponsorships, as compared to approximately 38% for the six months ended June 30, 2001.

           Subscription Revenues. Subscription revenues increased to $6,653,171 for the six months ended June 30, 2002, as compared to $4,137,378 for the six months ended June 30, 2001. This increase is primarily the result of revenues from several new subscription-based products, such as The Chartman's Top Stocks, RealMoney Pro, The Daily Swing Trade, and the Turnaround Report, launched subsequent to the six months ended June 30, 2001, as well as increased revenue associated with Action Alerts PLUS and TheStreet(TM)View for Hedge Funds, which had launched during the six months ended June 30, 2001. For the six months ended June 30, 2002, approximately 53% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 77% for the six months ended June 30, 2001. Because the Company was entering a new market for subscription products fulfilled via email, and had not established the requisite technological infrastructure, it chose to outsource such fulfillment to a third party until such infrastructure could be developed internally. The decrease in the percent of annual subscriptions is partially due to the third party lacking the technological capability to provide annual subscriptions. The Company migrated these products to its own commerce system in March 2002, has begun to offer annual subscriptions and is attempting to convert these monthly subscribers into annual subscribers.

           The Company calculates net subscription revenues by deducting refunds from gross revenues. Refunds issued during the six months ended June 30, 2002, totaled approximately 4% of gross subscription revenues for the period.

          Other Revenues. Other revenues increased to $960,643 for the six months ended June 30, 2002, as compared to $764,098 for the six months ended June 30, 2001. This increase is primarily the result of revenue from James J. Cramer's daily radio program, RealMoney with Jim Cramer, higher conference attendee revenue, and $150,000 that the Company received from the WTC Recovery Grant Program as compensation for revenue lost as a result of the September 11th attacks. Such increase was partially offset by the elimination of revenue associated with barter advertising arrangements, which totaled $200,000 during the six months ended June 30, 2001, as well as the absence of royalties due to low sales of the Company's investing book. Barter advertising transactions in 2001 were recognized at the fair value as determined by the comparable advertising market rates at the time of placement. The Company anticipates that it will record no revenue associated with barter advertising arrangements in 2002.

Cost Of Revenues

          Cost of revenues decreased to $3,629,127 for the six months ended June 30, 2002, as compared to $5,096,430 for the six months ended June 30, 2001. This decrease is primarily the result of reductions within the Company's editorial and content support staff to 49 employees as of June 30, 2002, as compared to 56 as of June 30, 2001, as well as decreased costs associated with content licensing fees.

Product Development Expenses

           Product development expenses decreased to $3,938,731 for the six months ended June 30, 2002, as compared to $5,384,252 for the six months ended June 30, 2001. This decrease is primarily the result of lower consulting fees that had been expended in 2001 as the Company developed its commerce system, reductions within the Company's technology and product development staff to 30 employees as of June 30, 2002, as compared to 37 employees as of June 30, 2001, reduced hosting fees as a result of renegotiated and/or terminated hosting agreements, as well as lower maintenance and internet access fees. Such decrease was partially offset by higher depreciation and amortization expenses related to equipment purchased.

Sales And Marketing Expenses

          Sales and marketing expenses decreased to $3,353,871 for the six months ended June 30, 2002, as compared to $6,476,981 for the six months ended June 30, 2001. This decrease is primarily the result of lower distribution and advertisement-serving expenses due to renegotiated agreements, reduced advertising and promotion expenses, a reduction in the Company's customer service, sales and marketing staff to 32 employees as of June 30, 2002, as compared to 35 as of June 30, 2001, as well as the elimination of expense associated with barter advertising arrangements with online and print media companies, which totaled $200,000 during the six months ended June 30, 2001. Such decrease was partially offset by increased commission expense due to the build up of the Company's direct sales force, as well as higher consulting fees and credit card processing costs.

General And Administrative Expenses

           General and administrative costs decreased to $4,436,642 for the six months ended June 30, 2002, as compared to $6,160,813 for the six months ended June 30, 2001. This decrease is primarily the result of the elimination of goodwill amortization in accordance with the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", together with reductions in equipment lease expense, professional fees, occupancy costs, bad debt expense, and tax expense. Such decrease was partially offset by increased compensation and insurance expenses.

Noncash Compensation Expense

           In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest.

           In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the two-year period of his service to the Company. During the six months ended June 30, 2002, the Company recorded noncash compensation expense of approximately $18,000.

           In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $142,000 at June 30, 2002. During the six months ended June 30, 2002, the Company recorded noncash compensation expense of approximately $35,000. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will occur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

           Noncash compensation expense increased to $479,625 for the six months ended June 30, 2002, as compared to $448,154 for the six months ended June 30, 2001. This increase was primarily the result of the additional charges related to the stock options issued to a non-employee totaling $53,543. As a portion of the options require variable expense accounting, the associated expense will differ in future periods. This increase was partially offset by lower noncash compensation expense due to the departure of certain employees from the Company during the past year. The remaining noncash compensation expense beyond the year 2002 is currently estimated to be approximately $315,000.

Restructuring Expenses

           Restructuring expense of $18,558 for the six months ended June 30, 2002 primarily represents adjustments to the Company's original estimates related to the consolidation of facilities and reduction in non-performing assets.

Interest Income

          For the six months ended June 30, 2002, interest income was $419,521, as compared to $1,543,151 for the six months ended June 30, 2001. This decrease is the result of lower interest rates and reduced cash balances.

Gain on Disposal of Discontinued Operations

           For the six months ended June 30, 2002, the Company recorded a gain on disposal of discontinued operations of $197,714. No gain was recorded for the six months ended June 30, 2001. The gain primarily represents an adjustment to the Company's original estimate related to costs to be incurred in completing the liquidation process.

           As of June 30, 2002, the book value of the remaining current assets of the discontinued operations was $46,040, consisting of a VAT tax receivable. There were no remaining non-current assets.

Liquidity and Capital Resources

           The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds easily be made available for operating purposes. As of June 30, 2002, the Company's cash and cash equivalents, restricted cash, short-term investments and investment in marketable security amounted to $30,522,573, representing 71% of total assets. Subsequent to June 30, 2002 the Company sold the security for $10,211,005.

           Net cash used in operating activities of $2,622,082 for the six months ended June 30, 2002 was primarily due to a net loss of $5,679,237, decreases in restructuring reserve, accounts payable and accrued expenses, and prepaid expenses and other current assets, partially offset by noncash charges, and an increase in deferred revenue, other receivables and accounts receivable.

           Net cash used in investing activities of $8,673,881 for the six months ended June 30, 2002 consisted of the purchase of an investment in marketable security, and net purchases of capital expenditures, partially offset by net sales of short-term investments. Capital expenditures generally consisted of purchases of computer software and hardware.

           Net cash used in financing activities of $1,074,151 for the six months ended June 30, 2002 consisted primarily of the purchase of treasury stock and an increase in restricted cash.

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

Commitments And Contingencies

           The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $370,871 and $838,610 for the three months ended June 30, 2002 and 2001, respectively. Rent and equipment rental expenses were $850,656 and $1,794,215 for the six months ended June 30, 2002 and 2001, respectively. Minimum payments have not been reduced by minimum sublease rentals of $41,990 due in the future under non-cancelable subleases. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:


                                                                    Payments Due by Period
                                     ------------------------------------------------------------------------------------------
                                                           Less than                                               After
Contractual obligations:                   Total           1 year          1 - 3 years       4 - 5 years         5 years
                                     ------------------------------------------------------------------------------------------
Operating leases                       $ 9,224,351        $1,461,485       $2,805,167        $2,704,134        $2,253,565
Employment agreements                    1,798,705         1,395,549          403,156                 0                 0
Outside contributor agreements             626,409           405,992          220,417                 0                 0
                                     ------------------------------------------------------------------------------------------
Total contractual cash obligations     $11,649,465        $3,263,026       $3,428,740        $2,704,134        $2,253,565
                                     ==========================================================================================


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

The Company Has a History of Losses, and Although The Company Has Diversified Its Sources of Revenue, Potential Fluctuations In The Company's Quarterly Financial Results Make Financial Forecasting Difficult

           As of June 30, 2002, the Company had an accumulated deficit of $144.5 million. The Company has not achieved profitability and expects to continue to incur net losses in 2002. The Company expects to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if the Company does achieve profitability, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

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

           For the six months ended June 30, 2002, the Company's top five advertisers accounted for approximately 42% of its total advertising and e-commerce revenues, excluding conference sponsorships, as compared to approximately 38% for the six months ended June 30, 2001. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have cancellation provisions.

The Company May Have Difficulty Adding Subscribers and Retaining Current Subscribers

          The Company continues to seek to retain its current subscribers and to attract new subscribers. As of June 30, 2002, the Company had approximately 78,000 paid annual and monthly subscribers (not including free trials, but including an estimate of subscribers paid for as part of certain bulk deals) to 12 subscription products, as compared to approximately 76,800 as of June 30, 2001. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on TheStreet.com site. However, given the availability of such free financial information, the Company may not be able to retain its current subscribers and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines more than anticipated or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In Developing New And Enhanced Products and Services Could Harm The Company's Business

           The Company has introduced additional and enhanced products and services in the first half of 2002 in order to retain its current subscribers and attract new subscribers, and intends to introduce still more in the remaining six months of 2002. If the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

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

The Company Faces A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Its Reputation

           The Company's ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company's ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. In February 2002, in connection with the acquisition of the assets of Exodus Communications, Inc. by Cable & Wireless plc, a global telecommunications company headquartered in Great Britain, the Company's June 2001 internet-hosting agreement with Exodus was assumed by Cable & Wireless. The Company's operations depend on the ability of Cable & Wireless to protect its own systems and the Company's systems in its data center against damage from fire, power loss, water damage, telecommunications failure, vandalism and similar unexpected adverse events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Cable & Wireless does not guarantee that the Company's internet access will be uninterrupted, error-free or secure. Any disruption in the internet access to the Company's web sites provided by Cable & Wireless could materially adversely affect the Company's business, results of operations and financial condition. The Company's own internal systems and operations, as well as those of Cable & Wireless, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in the Company's service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company's reputation, brand and the Company's relations with its advertisers and e-commerce partners.

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

Failure To Protect The Company's Intellectual Property Rights Could Harm Its Brand-Building Efforts And Ability To Compete Effectively

           To protect the Company's rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with its employees, affiliates, customers, strategic partners and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has registered several trademarks in the United States and also has pending U.S. applications for other trademarks. Effective trademark, copyright and trade secret protection may not be available in every country in which the Company offers or intends to offer its services. Failure to adequately protect the Company's intellectual property could harm its brand, devalue its proprietary content and affect its ability to compete effectively. Further, defending the Company's intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company's business, results of operations and financial condition.

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

           The Company also derives advertising revenues from email advertising and other email services, which exposes it to potential liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, privacy violations or interruptions or delays in email service. Any allegation of impropriety or any successful claim could materially adversely affect the Company's business, results of operations and financial condition.

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

Volatility Of The Company's Stock Price Could Adversely Affect The Company's Stockholders

           The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From April 1 through June 30, 2002, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $3.59 to $2.00. As of August 9, 2002, the closing sale price was $2.35. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

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

Item 4.              Submission of Matters to Vote of Security Holders

           The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 29, 2002:

               (i)  the election of Thomas J. Clarke, Jr. (votes for:
20,732,550; withheld: 1,526,173), Fred Wilson (votes for: 20,711,400; withheld:
1,547,323) and Douglas A. McIntyre (votes for: 20,732,600; withheld: 1,526,123) as Class III directors of the Company, to serve until the annual meeting in 2005;

               (ii) a proposal to approve the Company's 1998 Stock Incentive Plan, as amended and restated (the "Plan"), to reserve an additional 2,000,000 shares of Common Stock for issuance under the Plan, and to make certain other changes in the terms of the Plan (votes for: 11,309,228; votes against:
1,962,980; abstained: 99,809); and

               (iii) the ratification of the appointment of Ernst & Young LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 2002 (votes for: 22,219,807; votes against: 33,293; abstained: 5,623).

Item 5.              Other Information.

           Not applicable.

Item 6.              Exhibits and Reports on Form 8-K.

           (a)       Exhibits

       Exhibit
       Number                      Description

        *3.1    Amended and Restated Certificate of Incorporation
       **3.2    Amended and Restated Bylaws
        *4.1    Amended and Restated Registration Rights Agreement, dated
                as of December 21, 1998, among TheStreet.com and the
                stockholders named therein
        *4.2    TheStreet.com Rights Agreement
        +4.3    Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
         4.4    Amended and Restated 1998 Stock Incentive Plan, dated as of May
                29, 2002
        99.1    Certification of CEO and CFO

           * Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

          ** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

          + Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

          (b)   Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  THESTREET.COM, INC.
                                  (Registrant)


Date: August 14, 2002      By:  /s/ Thomas J. Clarke, Jr.
                                -------------------------
                               Thomas J. Clarke, Jr.
                               Chairman of the Board and Chief Executive Officer


Date: August 14, 2002      By:  /s/ Lisa A. Mogensen
                                --------------------
                               Lisa A. Mogensen
                               Chief Financial Officer

                                  EXHIBIT INDEX

       Exhibit
       Number        Description

        *3.1    Amended and Restated Certificate of Incorporation
       **3.2    Amended and Restated Bylaws

        *4.1    Amended and Restated Registration Rights Agreement, dated as of
                December 21, 1998, among TheStreet.com and the stockholders named therein
        *4.2    TheStreet.com Rights Agreement
        +4.3    Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
         4.4    Amended and Restated 1998 Stock Incentive Plan, dated as of May
                29, 2002
        99.1    Certification of CEO and CFO



     * Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

     ** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

     + Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.