Form 10-Q
period 2002-09-30
THESTREET COM
filed 2002-11-14
CIK 1080056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                  (Number of Shares Outstanding
         (Title of Class)                          as of November 11, 2002)
        ----------------                           ------------------------
Common Stock, par value $0.01 per share                   23,573,527



                               TheStreet.com, Inc.
                                    Form 10-Q

                  For the Three Months Ended September 30, 2002

Part I - FINANCIAL INFORMATION (UNAUDITED).........................................................................1
         Item 1.  Condensed Financial Statements...................................................................1
                  Condensed Balance Sheets.........................................................................1
                  Condensed Statements of Operations...............................................................2
                  Condensed Statements of Cash Flows...............................................................3
                  Notes to Condensed Financial Statements..........................................................4
         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................................................8
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................17
         Item 4.  Controls and Procedures.........................................................................17

PART II - OTHER INFORMATION.......................................................................................27
         Item 1.  Legal Proceedings...............................................................................27
         Item 2.  Changes in Securities and Use of Proceeds.......................................................27
         Item 3.  Defaults Upon Senior Securities.................................................................27
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................27
         Item 5.  Other Information...............................................................................27
         Item 6.  Exhibits and Reports on Form 8-K................................................................28
SIGNATURES........................................................................................................29
CERTIFICATIONS....................................................................................................30

Part I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                                             THESTREET.COM, INC.
                                           CONDENSED BALANCE SHEETS

                                                                September 30, 2002          December 31, 2001
                                                        -------------------------------------------------------
                                                                (unaudited)
(Note 1)
                                      ASSETS
Current Assets:
Cash and cash equivalents                                          $    23,845,137            $    24,740,508
Restricted cash                                                          1,295,257                    950,000
Short-term investments                                                   2,223,181                  5,548,499
Accounts receivable, net of allowance for doubtful
   accounts of $348,172 as of September 30, 2002 and
   $490,263 as of December 31, 2001                                      1,152,404                  1,003,927
Other receivables                                                          151,318                    114,374
Receivable from related parties                                            104,570                    101,994
Prepaid expenses and other current assets                                1,063,292                  1,085,332
Net current assets of discontinued operations                               46,040                     45,480
                                                        -------------------------------------------------------
      Total current assets
                                                                        29,881,199                 33,590,114

Property and equipment, net of accumulated depreciation
   and amortization of $9,361,773 as of September 30, 2002
   and $6,661,617 as of December 31, 2001                                4,179,790                  6,480,562
Other assets                                                               793,552                    894,352
Goodwill                                                                 2,210,652                  1,559,426
Intangibles, net                                                         1,330,833                  1,863,333
Restricted cash                                                          2,500,000                  2,500,000
                                                        -------------------------------------------------------
      Total assets                                                 $    40,896,026            $    46,887,787
                                                        =======================================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                   $       570,249            $     1,104,498
Accrued expenses                                                         4,144,805                  3,938,856
Restructuring reserve                                                       58,011                  1,366,775
Deferred revenue                                                         5,492,518                  3,165,276
Note payable - current portion                                              82,600                     78,510
Other current liabilities                                                   16,508                     27,239
                                                        -------------------------------------------------------
      Total current liabilities                                         10,364,691                  9,681,154

Note payable                                                               332,703                    395,174
                                                        -------------------------------------------------------
      Total liabilities                                                 10,697,394                 10,076,328
                                                        -------------------------------------------------------

Stockholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares
  authorized; none issued and outstanding                                       -                          -
Common stock; $0.01 par value; 100,000,000 shares
  authorized; 28,975,128 shares issued and 23,569,728
  shares outstanding at September 30, 2002, and
  28,331,883 shares issued and 23,506,927 shares
  outstanding at December 31, 2001                                         289,747                    283,319
Additional paid-in capital                                             183,905,270                183,022,780
Deferred compensation                                                     (417,708)                (1,060,315)
Accumulated deficit                                                   (146,397,502)              (138,868,593)
Treasury stock at cost; 5,405,400 shares at September
30, 2002 and 4,824,956 shares at December 31, 2001                      (7,181,175)                (6,565,732)
                                                        -------------------------------------------------------
      Total stockholders' equity                                        30,198,632                 36,811,459
                                                        -------------------------------------------------------

      Total liabilities and stockholders' equity                   $    40,896,026            $    46,887,787
                                                        =======================================================

            The accompanying notes to condensed financial statements are an integral part of these condensed statements



                                                  THESTREET.COM, INC.
                                           CONDENSED STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended             For the Nine Months Ended
                                                         September 30,                         September 30,
                                            -----------------------------------------------------------------------------
                                                   2002                 2001              2002               2001
                                                   ----                 ----              ----               ----
                                                          (Unaudited)                           (Unaudited)
Net revenues:
Subscription revenues                             $  3,983,517        $  2,328,101      $10,636,688       $   6,465,479
Advertising & e-commerce revenues                    1,057,959             913,736        3,004,227           3,974,274
Other revenues                                         292,051             212,083        1,252,694             976,181
                                            -------------------- ------------------------------------  ------------------
            Total net revenues                       5,333,527           3,453,920       14,893,609          11,415,934

Cost of revenues                                     1,666,482           1,980,622        5,295,609           7,077,052
                                            -------------------- ------------------------------------  ------------------
               Gross profit                          3,667,045           1,473,298        9,598,000           4,338,882
                                            -------------------- ------------------------------------  ------------------

Operating expenses:
Product development expenses                         1,560,313           2,850,952        5,499,044           8,235,204
Sales and marketing expenses                         1,931,174           2,575,220        5,285,045           9,052,201
General and administrative expenses                  2,122,899           2,196,924        6,559,541           8,357,737
Noncash compensation expense                           236,488             430,768          716,113             878,922
Restructuring expenses                                       -             182,035           18,558            (717,089)
Settlement charge                                            -           2,535,660                -           2,535,660
Severance expense                                            -                   -                -             971,668
                                            -------------------- ------------------------------------  ------------------
   Total operating expenses                          5,850,874          10,771,559       18,078,301          29,314,303
                                            -------------------- ------------------------------------  ------------------
   Loss from continuing operations                  (2,183,829)         (9,298,261)      (8,480,301)        (24,975,421)
Interest income                                        146,881             417,526          566,402           1,960,677
Gain on sale of investment                             184,667                   -          184,667                   -
                                            -------------------- ------------------------------------  ------------------
   Net loss from continuing operations              (1,852,281)         (8,880,735)      (7,729,232)        (23,014,744)
Gain on disposal of discontinued
operations                                               2,609                   -          200,323                   -
                                            -------------------- ------------------------------------  ------------------
   Net loss                                       $ (1,849,672)       $ (8,880,735)     $(7,528,909)      $ (23,014,744)
                                            ==================== ====================================  ==================

Net (loss) income per share - basic and diluted:
   Continuing operations                          $      (0.08)       $      (0.35)     $     (0.33)      $       (0.86)
   Discontinued operations                                   -                   -             0.01                   -
                                            -------------------- ------------------------------------  ------------------
Net loss                                          $      (0.08)       $      (0.35)     $     (0.32)      $       (0.86)
                                            ==================== ====================================  ==================
Weighted average basic and diluted
shares outstanding                                  23,553,428          25,191,797       23,554,046           26,873,177
                                            ==================== ====================================  ==================

                          The accompanying notes to condensed financial statements are an integral part of these condensed statements




                                            THESTREET.COM, INC.
                                          STATEMENTS OF CASH FLOWS


                                                                   For the Nine Months Ended September 30,
                                                                -----------------------------------------------
                                                                            2002                   2001
                                                                -----------------------------------------------
                                                                         (unaudited)            (unaudited)

Cash Flows from Operating Activities:
Net loss                                                                 $  (7,528,909)         $ (23,014,744)
Adjustments to reconcile net loss to cash used in
   operating activities, net of acquired businesses:
Noncash compensation expense                                                   716,113                878,922
Noncash advertising expense                                                     71,442                      -
Gain on sale of investments                                                   (184,667)                     -
Gain on sale of fixed assets                                                      (375)                     -
Provision for doubtful accounts                                                 16,444                362,582
Depreciation and amortization                                                3,243,429              3,839,868
Non-current assets of discontinued operations                                        -                426,218
Net current assets of discontinued operations                                     (560)             1,796,037
Changes in operating assets and liabilities:
    Accounts receivable                                                       (164,921)             2,369,376
    Other receivables                                                          (36,944)              (124,101)
    Receivable from related party                                               (2,576)              (151,188)
    Prepaid expenses and other current assets                                   22,040                866,278
    Other assets                                                                98,582                 33,593
    Accounts payable and accrued expenses                                     (328,300)            (2,865,273)
    Restructuring reserve                                                   (1,380,206)            (1,657,782)
    Deferred revenue                                                         2,327,242               (283,172)
    Other current liabilities                                                  (10,731)              (945,393)
                                                                -----------------------------------------------
             Net cash used in operating activities                          (3,142,897)           (18,468,779)
                                                                -----------------------------------------------
Cash Flows from Investing Activities:
Purchase of short-term investments                                          (6,279,454)            (8,744,216)
Sale of short-term investments                                               9,604,772             28,041,788
Purchase of marketable securities                                           (9,911,651)            (6,051,786)
Sale of marketable securities                                               10,096,318              2,024,400

Loans to Business Net Online Ltd.                                                    -               (941,854)
Capital expenditures                                                          (415,564)            (1,154,303)
Sale of fixed assets                                                             8,000                      -
Acquisition of business, net of cash acquired                                        -             (5,400,000)
                                                                -----------------------------------------------
           Net cash provided by investing activities                         3,102,421              7,774,029
                                                                -----------------------------------------------
Cash Flows from Financing Activities:
Proceeds from issuance of common stock                                         164,186                  5,262
Note payable                                                                   (58,381)                     -
Restricted cash                                                               (345,257)                     -
Purchase of treasury stock                                                    (615,443)            (6,367,445)
                                                                -----------------------------------------------
             Net cash used in financing activities                            (854,895)            (6,362,183)
                                                                -----------------------------------------------
     Net decrease in cash                                                     (895,371)           (17,056,933)
Cash and cash equivalents, beginning of period                              24,740,508             46,339,561
                                                                -----------------------------------------------
Cash and cash equivalents, end of period                                 $  23,845,137          $  29,282,628
                                                                ===============================================

Supplemental disclosures of cash flow Information:

During 2002, the Company issued 489,644 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $651,226.

During 2001, the Company issued 77,984 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $155,968.

                         The accompanying notes to condensed financial statements are an integral part of these statements


                               TheStreet.com, Inc.

                     Notes to Condensed Financial Statements

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

     TheStreet.com, Inc. (the "Company" or "TheStreet.com") is a leading multimedia provider of proprietary, timely, independent and insightful financial commentary, analysis, research and news. The Company's content is available across diverse media platforms, including the internet, print, radio and conferences. The Company maintains strategic relationships with leading companies in the media, technology and financial services sectors that help it create brand awareness and increase its subscription and advertising revenues.

     The Company provides its audience of individual investors at various experience levels with content for their financial and investing information needs. In the past year, the Company has expanded its audience by creating new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of the Company's most recent products, the institutional market.

     TheStreet.com's editorial staff consists of more than 46 professional journalists who, together with approximately 60 professional analysts, traders and money managers who contribute to its products from outside the Company, produce approximately 57 original commentary, analysis, research and news pieces (plus numerous market diary entries) each business day for the Company's internet web sites. The Company also produces several other subscription products for use by individual investors and market enthusiasts, each designed to help a specific segment of the investing public make better-informed investing and trading decisions. In addition the Company has a growing roster of professional products designed to help brokers, financial planners and money managers make better decisions for themselves and their clients.

Basis of Presentation

     The accompanying unaudited condensed financial statements of TheStreet.com have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002.

     Certain prior period amounts have been reclassified to conform to current period presentation.

2.   NET LOSS PER SHARE OF COMMON STOCK

     The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS is identical to Basic EPS since all outstanding stock options and warrants were excluded from the calculation, as their effect is antidilutive.

3.   TREASURY STOCK

     In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company purchased 1,500 shares of common stock at an aggregate cost of $3,075 during the three months ended September 30, 2002. During the nine months ended September 30, 2002, the Company purchased 580,444 shares of common stock at an aggregate cost of $615,443. Since the inception of this program, the Company has purchased 5,405,400 shares of common stock at an aggregate cost of $7,181,175 as of September 30, 2002.

4.   RESTRUCTURING

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

     The following table displays the activity and balances of the restructuring reserve account from December 31, 2001 to September 30, 2002:

                                             1 Qtr 2002                    2 Qtr 2002                  3 Qtr 2002
                                              Activity                      Activity                    Activity
                                          ------------------           ------------------          ------------------
                   Initial     Balance     Deduct     Adjust    Balance  Deduct   Adjust    Balance  Deduct    Adjust  Balance
                   Charge     12/31/01     -ions     -ments     3/31/02  -ions    -ments    6/30/02  -ions     -ments  9/30/02
                 -------------------------------------------------------------------------------------------------------------
Headcount
 reductions       $ 478,278   $      0     $     0   $     0    $    0    $   0    $   0    $   0     $  0    $   0     $   0

Consolidation of
facilities
 and reduction in
 non-performing
 assets           3,695,648     10,000      41,341   (31,442)   19,899   (6,962)  50,000   62,937   (4,926)       0    58,011
Extinguishment of
 marketing and
 technology
 related
 contracts       13,401,596  1,356,775  (1,356,775)        0         0        0       0         0        0        0         0
                 ----------  --------- -----------   --------  -------  -------  -------  -------  -------   ------   -------
                $17,575,522 $1,366,775 $(1,315,434) $(31,442)  $19,899  $(6,962) $50,000  $62,937  $(4,926)      $0   $58,011
                =========== ========== ===========   ========  =======  =======  =======  =======  =======   ======   =======

     The above deductions from the reserve primarily represent cash payments. The above adjustments primarily represent revisions to the Company's original estimates.

5.   DISCONTINUED OPERATIONS

     In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations and entered into an agreement with the other shareholders in TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, which was then effective on October 25, 2002, three months after the submission date.

     As of September 30, 2002, the fair market value of the remaining assets was $46,040, consisting of a VAT tax refund receivable.

6.   NONCASH COMPENSATION EXPENSE

     In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The Company recorded noncash compensation expense of approximately $210,000 during the three months ended September 30, 2002 and approximately $637,000 during the nine months ended September 30, 2002 for these less than fair market value options.

     In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of approximately $9,000 during the three months ended September 30, 2002 and approximately $27,000 during the nine months ended September 30, 2002 for this option issued to a non-employee in connection with his outside contributor agreement.

     In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $140,000 at September 30, 2002. The Company recorded noncash compensation expense of approximately $17,000 during the three months ended September 30, 2002 and approximately $52,000 during the nine months ended September 30, 2002 for this option issued to a non-employee in connection with his outside contributor agreement. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will incur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

7.   ACQUISITION

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

8.   GOODWILL AND INTANGIBLE ASSETS

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

     As of September 30, 2002 and December 31, 2001, the Company's goodwill and intangible assets and related accumulated amortization consisted of the following:

                                                                      September 30,         December 31,
                                                                           2002                 2001
                                                                    -------------------   ------------------
Intangible assets subject to amortization:
  SmartPortfolio.com, Inc. customer list...........................        $1,250,000           $1,250,000
  SmartPortfolio.com, Inc. technology..............................           730,000              730,000
  ipoPros.com, Inc. non-compete agreement..........................           150,000              150,000
                                                                    -------------------   ------------------
                                                                            2,130,000            2,130,000
Less accumulated amortization......................................        (1,292,500)            (760,000)
                                                                    -------------------   ------------------
                                                                              837,500            1,370,000
                                                                    -------------------   ------------------
Goodwill and intangible assets not subject to amortization:
  SmartPortfolio.com, Inc. goodwill................................         2,210,652            1,559,426
  SmartPortfolio.com, Inc. trade name..............................           493,333              493,333
                                                                    -------------------   ------------------
                                                                            2,703,985            2,052,759
                                                                    -------------------   ------------------
Total goodwill and intangible assets                                       $3,541,485           $3,422,759
                                                                    ===================   ==================

     The Company recorded amortization expense of $177,500 during the three months ended September 30, 2002, and $532,500 during the nine months ended September 30, 2002. Based on the current amount of intangible assets subject to amortization, the remaining value would be expensed as $177,500 during the remaining three months of 2002, and $660,000 would be expensed in the year 2003. Should acquisitions or dispositions occur in the future, these amounts may vary.

     The 2001 historical results do not reflect the provisions of FAS 142. Had the Company adopted FAS 142 on January 1, 2001, the historical net loss and basic and diluted net loss per common share for the three months and nine months ended September 30, 2001 would have been changed to the adjusted amounts indicated below:

                                                              3 Months ended        9 Months ended
                                                            September 30, 2001    September 30, 2001
                                                            -------------------   --------------------
         Net loss as reported - historical basis                  $(8,880,735)          $(23,014,744)
         Add:  Goodwill amortization                                  194,929                584,785
         Add:  Intangible amortization                                 61,667                185,000
                                                            -------------------   --------------------
         Adjusted net loss                                        $(8,624,139)          $(22,244,959)
                                                            ===================   ====================
         Proforma net loss per share                              $     (0.34)          $      (0.83)
                                                            ===================   ====================

9.   LEGAL PROCEEDINGS

     On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. TheStreet.com remains a party to the action and intends to defend itself vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition and results of operations.

10.  SIGNIFICANT CUSTOMERS

     For the three months ended September 30, 2002, the Company's top five advertisers accounted for approximately 60% of its total advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 41% for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company's top five advertisers accounted for approximately 48% of its advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 35% for the nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading "Risk Factors" and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's annual report on Form 10-K for the year ended December 31, 2001. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential", or "continue" or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

     The following discussion and analysis should be read in conjunction with the Company's unaudited condensed financial statements and notes thereto.

Overview

     TheStreet.com was organized as a limited liability company in June 1996 and converted to a C corporation, incorporated in Delaware, in May 1998. In May 1999, the Company completed its initial public offering. The Company is a leading multimedia provider of proprietary, timely, independent and insightful financial commentary, analysis, research and news. The Company's content is available across diverse media platforms, including the internet, print, radio and conferences, giving it more opportunities to generate revenue from the content it produces. The Company's strategic relationships with leading companies in the media, technology and financial services sectors help it create brand awareness and increase subscription and advertising revenues.

     The Company provides its audience of individual investors at various experience levels with content for their financial and investing information needs. In the past year, the Company has expanded its audience by creating new subscription products to meet the specialized needs of different segments of the broader investing community, including, with the introduction of the Company's most recent products, the institutional market.

Recent Developments

     On October 8, 2002, the Company announced the launch of The Trading Reports, a subscription email service that provides daily long and short equity picks along with entry and protective stop points, written by Jeff Cooper, RealMoney.com columnist and author of several trading books.

     On November 13, 2002, the Company announced the formation of a new entity, Independent Research Group LLC, that will offer independent stock research to institutional clients.

Results Of Operations

Three Months Ended September 30, 2002 and September 30, 2001

Net Revenues

     Subscription Revenues. Subscription revenues are derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenues totaled $3,983,517 for the three months ended September 30, 2002, as compared to $2,328,101 for the three months ended September 30, 2001. This increase is primarily the result of revenues from several new subscription-based products, such as RealMoney Pro, The Daily Swing Trade, and The Turnaround Report, launched subsequent to the quarter ended September 30, 2001, as well as increased revenue associated with Action Alerts PLUS, The Chartman's Top Stocks, and TheStreet(TM)View. For the three months ended September 30, 2002, approximately 57% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 71% for the three months ended September 30, 2001. This decrease in the percent of annual subscriptions is partially due to the Company's need to outsource fulfillment of new email subscription products initially to a third party and that third party's technological inability to provide annual subscriptions. The Company now has internally developed the requisite technological infrastructure for its new market for subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002, and has successfully converted many of these monthly subscribers into annual subscribers.

     The Company calculates net subscription revenues by deducting refunds from gross revenues. Refunds issued during the three months ended September 30, 2002, totaled approximately 1% of gross subscription revenues for the period.

     The Company's subscriber base was approximately 66,000 paid annual and monthly subscribers as of September 30, 2002 (not including free trials, but including an estimate of subscribers paid for as part of certain bulk deals), as compared to approximately 76,000 as of September 30, 2001. This decrease is primarily the result of the discontinuance of some old contracts for discounted bulk sales of RealMoney.com, the elimination of two products that were better suited for previous market conditions, and a decrease in RealMoney.com retail subscribers, partially offset by the launch of several new subscription-based products.

     Advertising & E-Commerce Revenues. Advertising and e-commerce revenues are derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues increased to $1,057,959 for the three months ended September 30, 2002, as compared to $913,736 for the three months ended September 30, 2001. This increase is primarily due to higher sales of internet sponsorship arrangements.

     Additionally, even though page views declined to 107 million during the quarter ended September 30, 2002, as compared to 128 million during the quarter ended September 30, 2001, revenue derived per 1,000 page views, excluding conference sponsorship revenues, increased to $9.80 from $7.14, respectively.

     For the three months ended September 30, 2002, 53% of the Company's advertising and e-commerce revenues, excluding conference sponsorship revenues, were derived from sponsorship contracts, as compared to 35% for the three months ended September 30, 2001. As a result of improvements in the Company's advertising sales infrastructure and selling techniques, the Company has been able to increase the average revenue it receives per advertiser during the quarter by 41%, as compared to the same three month period in 2001, excluding conference sponsorship revenues. The number of the Company's advertisers, excluding conference sponsorships, for the three months ended September 30, 2002 was 35, as compared to 43 for the three months ended September 30, 2001.

     For the three months ended September 30, 2002, the Company's top five advertisers accounted for approximately 60% of its advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 41% for the three months ended September 30, 2001.

     Other Revenues. Other revenues are derived primarily from revenues received from conference attendees, James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenues, royalties earned from the Company's investing book and reprint revenues. Other revenues increased to $292,051 for the three months ended September 30, 2002, as compared to $212,083 for the three months ended September 30, 2001. This increase is primarily the result of revenue from Mr. Cramer's radio program, as well as royalties earned from the Company's investing book, partially offset by the absence of conference attendee revenue during the three months ended September 30, 2002, which, by contrast, totaled $21,000 during the three months ended September 30, 2001.

Cost Of Revenues

     Cost of revenues includes compensation and benefits for editorial and content support staff, fees paid to outside contributors, content licensing fees payable to content providers, and direct costs related to conference hosting. Cost of revenues decreased to $1,666,482 for the three months ended September 30, 2002, as compared to $1,980,622 for the three months ended September 30, 2001. This decrease is primarily the result of reductions within the Company's editorial and content support staff to 48 employees as of September 30, 2002, as compared to 53 as of September 30, 2001, as well as decreased costs associated with content licensing fees, partially offset by higher costs due to an increased number of outside contributors.

Product Development Expenses

     Product development expenses include compensation and benefits for software developers and graphic designers, expenses for contract programmers and developers, communication lines and other technology costs. Product development expenses decreased to $1,560,313 for the three months ended September 30, 2002, as compared to $2,850,952 for the three months ended September 30, 2001. This decrease is primarily the result of lower consulting fees in 2002 as compared to those that had been expended in 2001 as the Company re-developed its commerce system, reduced hosting fees as a result of renegotiated and/or terminated hosting agreements, reductions within the Company's technology and product development staff to 28 employees as of September 30, 2002, as compared to 34 employees as of September 30, 2001, as well as lower maintenance costs, depreciation on site equipment and internet access fees.

Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expenses for the Company's direct sales force and customer service and conference departments. Sales and marketing expenses decreased to $1,931,174 for the three months ended September 30, 2002, as compared to $2,575,220 for the three months ended September 30, 2001. This decrease is primarily the result of lower distribution and advertisement-serving expenses due to renegotiated and expired agreements, as well as reduced online advertising and promotion expenses, partially offset by increased commission expense due to the build-up of the Company's direct sales force.

General and Administrative Expenses

     General and administrative expenses consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative costs decreased to $2,122,899 for the three months ended September 30, 2002, as compared to $2,196,924 for the three months ended September 30, 2001. This decrease is primarily the result of the elimination of goodwill amortization in accordance with the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets", together with reductions in equipment lease, tax, bad debt, and occupancy expenses, partially offset by increased compensation and related expenses.

Noncash Compensation Expense

     In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The Company recorded noncash compensation expense of approximately $210,000 during the three months ended September 30, 2002 for these less than fair market value options.

     In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of approximately $9,000 during the three months ended September 30, 2002 for this option issued to a non-employee in connection with his outside contributor agreement.

     In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $140,000 at September 30, 2002. The Company recorded noncash compensation expense of approximately $17,000 during the three months ended September 30, 2002 for this option issued to a non-employee in connection with his outside contributor agreement. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will incur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

     Total noncash compensation expense decreased to $236,488 for the three months ended September 30, 2002, as compared to $430,768 for the three months ended September 30, 2001. This decrease was primarily the result of the absence in the three months ended September 30, 2002 of costs incurred in the three months ended September 30, 2001 related to shares of common stock issued to an employee in connection with an employment agreement.

Restructuring Expenses

     During the year ended December 31, 2000, the Company recorded restructuring expenses to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. No restructuring expenses were recorded for the three months ended September 30, 2002. For the three months ended September 30, 2001, the Company recorded $182,035 of restructuring expenses, which primarily represented adjustments to the Company's original estimates related to the reductions in our lease obligation and non-performing assets.

Settlement Charge

     No settlement charge was recorded for the three months ended September 30, 2002. For the three months ended September 30, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay to Go2Net a total of $7.5 million over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7.5 million investment in the Company by Go2Net and Vulcan Ventures.

Interest Income

     For the three months ended September 30, 2002, interest income was $146,881, as compared to $417,526 for the three months ended September 30, 2001. This decrease is the result of lower interest rates and reduced cash balances.

Gain on Sale of Investment

     For the three months ended September 30, 2002, gain on sale of investment was $184,667. No gain was recorded for the three months ended September 30, 2001. In mid-July, 2002 the Company sold a U.S. Treasury Note (the "Treasury Note") that bore interest at the rate of 3% per annum and had a maturity date of February 29, 2004. Management's original intention was to hold the Treasury Note until maturity. However, due to changes in market conditions, the Company revised its plan and sold the Treasury Note, realizing a gain on the sale.

Gain on Disposal of Discontinued Operations

     In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, which was then effective on October 25, 2002, three months after the submission date.

     For the three months ended September 30, 2002, the Company recorded a gain on disposal of discontinued operations of $2,609. No gain was recorded for the three months ended September 30, 2001.

     As of September 30, 2002, the book value of the remaining current assets of the discontinued operations was $46,040, consisting of a VAT tax receivable. There were no remaining non-current assets.

Nine Months Ended September 30, 2002 and September 30, 2001

Net Revenues

     Subscription Revenues. Subscription revenues increased to $10,636,688 for the nine months ended September 30, 2002, as compared to $6,465,479 for the nine months ended September 30, 2001. This increase is primarily the result of revenues from several new subscription-based products, such as RealMoney Pro, The Daily Swing Trade, and The Turnaround Report, launched subsequent to the nine months ended September 30, 2001, as well as increased revenue associated with Action Alerts PLUS, The Chartman's Top Stocks, and TheStreet(TM)View, which had launched during the nine months ended September 30, 2001. For the nine months ended September 30, 2002, approximately 54% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 75% for the nine months ended September 30, 2001. This decrease in the percent of annual subscriptions is partially due to the Company's need to outsource fulfillment of new email subscription products initially to a third party and that third party's technological inability to provide annual subscriptions. The Company now has internally developed the requisite technological infrastructure for its new market for subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002, and has successfully converted many of these monthly subscribers into annual subscribers.

     The Company calculates net subscription revenues by deducting refunds from gross revenues. Refunds issued during the nine months ended September 30, 2002, totaled approximately 3% of gross subscription revenues for the period.

     Advertising & E-Commerce Revenues. Advertising and e-commerce revenues decreased to $3,004,227 for the nine months ended September 30, 2002, as compared to $3,974,274 for the nine months ended September 30, 2001. This decrease is primarily due to the significant slowdown in the overall online advertising market experienced during the first quarter of 2002, as compared to the first quarter of 2001, resulting in reduced sales of internet sponsorship, banner and e-mail advertisements.

     Additionally, even though page views declined to 319 million during the nine months ended September 30, 2002, as compared to 447 million during the nine months ended September 30, 2001, revenue derived per 1,000 page views, excluding conference sponsorship revenues, increased to $9.09 from $8.89, respectively.

     For the nine months ended September 30, 2002, 57% of the Company's advertising and e-commerce revenues, excluding conference sponsorship revenues, were derived from sponsorship contracts, as compared to 33% for the nine months ended September 30, 2001. As a result of improvements in the Company's advertising sales infrastructure and selling techniques, the Company has been able to increase the average revenue it receives per advertiser during the year-to-date period by 3%, as compared to the same nine month period in 2001, excluding conference sponsorship revenues. The number of the Company's advertisers, excluding conference sponsorships, for the nine months ended September 30, 2002 was 81, as compared to 114 for the nine months ended September 30, 2001.

     For the nine months ended September 30, 2002, the Company's top five advertisers accounted for approximately 48% of its advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 35% for the nine months ended September 30, 2001.

     Other Revenues. Other revenues increased to $1,252,694 for the nine months ended September 30, 2002, as compared to $976,181 for the nine months ended September 30, 2001. This increase is primarily the result of revenue from James
J. Cramer's daily radio program, RealMoney with Jim Cramer, higher conference attendee revenue, and $150,000 that the Company received from the WTC Recovery Grant Program as compensation for revenue lost as a result of the September 11th attacks. Such increase was partially offset by the elimination of revenue associated with barter advertising arrangements during the nine months ended September 30, 2002, which, by contrast, totaled $200,000 during the nine months ended September 30, 2001. Barter advertising transactions in 2001 were recognized at the fair value as determined by the comparable advertising market rates at the time of placement. The Company anticipates that it will record no revenue associated with barter advertising arrangements in 2002.

Cost Of Revenues

     Cost of revenues decreased to $5,295,609 for the nine months ended September 30, 2002, as compared to $7,077,052 for the nine months ended September 30, 2001. This decrease is primarily the result of reductions within the Company's editorial and content support staff to 48 employees as of September 30, 2002, as compared to 53 as of September 30, 2001, as well as decreased costs associated with content licensing fees.

Product Development Expenses

     Product development expenses decreased to $5,499,044 for the nine months ended September 30, 2002, as compared to $8,235,204 for the nine months ended September 30, 2001. This decrease is primarily the result of lower consulting fees in 2002 as compared to those that had been expended in 2001 as the Company re-developed its commerce system, reduced hosting fees as a result of renegotiated and/or terminated hosting agreements, reductions within the Company's technology and product development staff to 28 employees as of September 30, 2002, as compared to 34 employees as of September 30, 2001, as well as lower maintenance and internet access fees.

Sales and Marketing Expenses

     Sales and marketing expenses decreased to $5,285,045 for the nine months ended September 30, 2002, as compared to $9,052,201 for the nine months ended September 30, 2001. This decrease is primarily the result of lower distribution and advertisement-serving expenses due to renegotiated and expired agreements, reduced advertising and promotion expenses, reduced compensation and related expenses, as well as the elimination of costs associated with barter advertising arrangements during the nine months ended September 30, 2002, which, by contrast, totaled $200,000 during the nine months ended September 30, 2001. Such decrease was partially offset by increased commission expense due to the build up of the Company's direct sales force, as well as higher credit card processing fees.

General and Administrative Expenses

     General and administrative costs decreased to $6,559,541 for the nine months ended September 30, 2002, as compared to $8,357,737 for the nine months ended September 30, 2001. This decrease is primarily the result of the elimination of goodwill amortization in accordance with the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," together with reductions in equipment lease, occupancy, bad debt, professional, and tax expenses. Such decrease was partially offset by increased compensation and related expenses and insurance costs.

Noncash Compensation Expense

     In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The Company recorded noncash compensation expense of approximately $637,000 during the nine months ended September 30, 2002 for these less than fair market value options.

     In January 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years or 90 days after the termination of his services. The value of the options was approximately $72,000, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of approximately $27,000 during the nine months ended September 30, 2002 for this option issued to a non-employee in connection with his outside contributor agreement.

     In January 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half will vest in January 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was approximately $140,000 at September 30, 2002. The Company recorded noncash compensation expense of approximately $52,000 during the nine months ended September 30, 2002 for this option issued to a non-employee in connection with his outside contributor agreement. Due to the variable accounting methodology, it is difficult to predict the amount of additional noncash compensation expense the Company will occur in connection with these options. The Company will continue to remeasure the fair value of these options on an ongoing basis.

     Total noncash compensation expense decreased to $716,113 for the nine months ended September 30, 2002, as compared to $878,922 for the nine months ended September 30, 2001. This decrease was primarily the result of the absence in the nine months ended September 30, 2002 of costs incurred in the nine months ended September 30, 2001 related to shares of common stock issued to an employee in connection with an employment agreement, as well as lower noncash compensation expense due to the departure of certain employees from the Company during the past year, partially offset by additional charges related to the stock options issued to a non-employee in January 2002, as discussed in the prior two paragraphs. As a portion of the options require variable expense accounting, the associated expense will differ in future periods. The remaining noncash compensation expense beyond the year 2002 is currently estimated to be approximately $340,000.

Restructuring Expenses

     Restructuring expenses of $18,558 for the nine months ended September 30, 2002 primarily represents adjustments to the Company's original estimates related to the consolidation of facilities and reduction in non-performing assets. For the nine months ended September 30, 2001, the Company recorded a gain of $717,089 which primarily represents adjustments to the Company's original estimates related to negotiated settlements for less than the amounts initially estimated, and the reduction of its lease obligation and non-performing assets.

Settlement Charge

     No settlement charge was recorded for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc. discussed above.

Interest Income

     For the nine months ended September 30, 2002, interest income was $566,402, as compared to $1,960,677 for the nine months ended September 30, 2001. This decrease is the result of lower interest rates and reduced cash balances.

Gain on Sale of Investment

     For the nine months ended September 30, 2002, gain on sale of investment was $184,667 due to the sale of the Treasury Note described above. No gain was recorded for the nine months ended September 30, 2001.

Gain on Disposal of Discontinued Operations

     For the nine months ended September 30, 2002, the Company recorded a gain on disposal of discontinued operations of $200,323. No gain was recorded for the nine months ended September 30, 2001. The gain primarily represents an adjustment to the Company's original estimate related to costs to be incurred in completing the liquidation process.

     As of September 30, 2002, the book value of the remaining current assets of the discontinued operations was $46,040, consisting of a VAT tax receivable. There were no remaining non-current assets.

Treasury Stock

     As discussed in Note 3 to the condensed financial statements, in December 2000 the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock. To date, the Company has purchased 5,405,400 shares of common stock at an aggregate cost of $7,181,175. The Company may from time to time engage in repurchases of common stock under the program depending upon prevailing market conditions.

Liquidity and Capital Resources

     The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds easily be made available for operating purposes. As of September 30, 2002, the Company's cash and cash equivalents, current and noncurrent restricted cash and short-term investments amounted to $29,863,575, representing 73% of total assets.

     Net cash used in operating activities of $3,142,897 for the nine months ended September 30, 2002 was primarily due to a net loss of $7,528,909, decreases in both restructuring reserve and accounts payable and accrued expenses, a gain on sale of investments and an increase in accounts receivable. This was partially offset by noncash charges, an increase in deferred revenue and a decrease in other assets.

     Net cash provided by investing activities of $3,102,421 for the nine months ended September 30, 2002 consisted of net sales of both short and long-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware.

     Net cash used in financing activities of $854,895 for the nine months ended September 30, 2002 consisted primarily of the purchase of treasury stock and an increase in restricted cash, partially offset by the proceeds from the exercise of stock options.

     The Company has a total of $3,795,257 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases and insurance premiums. Of this total, the Company anticipates that $1,295,257 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Condensed Balance Sheet. The Company anticipates that the remaining $2,500,000 of restricted cash will become unrestricted at various times through the year 2009.

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

Commitments and Contingencies

     The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $326,710 and $670,929 for the three months ended September 30, 2002 and 2001, respectively. Rent and equipment rental expenses were $1,177,366 and $2,465,144 for the nine months ended September 30, 2002 and 2001, respectively. Minimum payments have not been reduced by minimum sublease rentals of $32,300 due in the future under non-cancelable subleases. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:




                                                                        Payments Due by Period
                                             -----------------------------------------------------------------------------
                                                               Less than                                       After
Contractual obligations:                          Total          1 year       1 - 3 years    4 - 5 years      5 years
                                             -----------------------------------------------------------------------------
Operating leases                                 $ 8,860,022     $1,445,681      $2,813,379     $2,614,273     $1,986,689
Employment agreements                              1,314,242      1,075,409         238,833             -              -
Outside contributor agreements                       520,409        437,492          82,917             -              -
                                             -----------------------------------------------------------------------------
Total contractual cash obligations               $10,694,673     $2,958,582      $3,135,129     $2,614,273     $1,986,689
                                             =============================================================================


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

Item 4.           Controls and Procedures

     Within the 90-day period prior to the filing of this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                  Risk Factors

     You should carefully consider the following material risks facing TheStreet.com. If any of the following risks occur, the Company's business, results of operations or financial condition could be materially adversely affected. The Company may also face other risks which are not discussed in the following description of its risk factors either because it is unaware of such risks or because it presently believes that such risks are immaterial. The Company cannot assure you that any of these other risks, if they were to occur, would not materially adversely affect the Company's business, results of operations or financial condition.

The Company Has a History of Losses, and Although The Company Has Diversified Its Sources of Revenue, Potential Fluctuations In The Company's Quarterly Financial Results Make Financial Forecasting Difficult

     As of September 30, 2002, the Company had an accumulated deficit of $146.4 million. The Company has not achieved profitability and expects to continue to incur net losses in 2002. The Company expects to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if the Company does achieve profitability, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

     TheStreet.com has an audience of individual investors at various experience levels to whom it provides content for their financial and investing information needs. The Company also has a growing audience of professional investors who use its products in an effort to help them make better investing and trading decisions for their clients. In addition, the Company has important strategic relationships with leading companies in the media, technology and financial services sectors that also help it create brand awareness and increase subscription and advertising revenues. The Company's goal is to monetize and leverage its financial content across a variety of platforms. However, the Company cannot assure you that its initiatives will result in increases in revenues sufficient to enable the Company to achieve profitability. In such an event, the price of the Company's common stock is likely to decrease.

     The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. The Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year. Similar seasonal patterns have developed in the Company's industry. The Company believes that quarter-to-quarter comparisons of its operating results may not be a good indication of its future performance, nor would its operating results for any particular quarter be indicative of future operating results. In some future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock is likely to decrease.

The Company May Have Difficulty Selling Its Advertising Inventory, A Significant Portion Of Which Is Concentrated Among The Company's Top Advertisers

     The market for online advertising sales has not recovered from its severe decline. Many traditional and new media advertisers have scaled back their online media budgets. In addition, the prolonged stock market slump has negatively affected readership of financial market content, such as that produced by the Company. As a result, many advertising supported web sites, particularly those in the financial sector, continue to experience difficulty selling their available inventories and maintaining their rate structures. Although the Company believes that its demographic profiles will continue to enable it to maintain its high sell-through, its ability to increase its advertising revenues depends on its ability to use cost effective headline indexing and content distribution deals with internet portals and content providers to increase its unique visitors and page view inventory. However, the Company's actual traffic is subject to a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage that generally cause weakness in the first and third calendar quarters of each year, technical difficulties associated with the implementation and ongoing delivery of the news distribution arrangements, and editorial policy changes by the Company's partners. If the Company is unable to attract significantly increased traffic, or if despite increased traffic, advertising revenues continue to decrease due to continued softness in the online advertising market, the Company's business, results of operations and financial condition could be materially adversely affected.

     For the nine months ended September 30, 2002, the Company's top five advertisers accounted for approximately 48% of its total advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 35% for the nine months ended September 30, 2001. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have cancellation provisions providing for short notice.

The Company May Have Difficulty Adding Subscribers and Retaining Current Subscribers

     The Company continues to seek to retain its current subscribers and to attract new subscribers. As of September 30, 2002, the Company had approximately 66,000 paid annual and monthly subscribers (not including free trials, but including an estimate of subscribers paid for as part of certain bulk deals) to 14 subscription products, as compared to approximately 76,000 such subscribers to seven subscription products as of September 30, 2001. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on TheStreet.com site. However, given the availability of such free financial information, the Company may not be able to retain its current subscribers and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines more than anticipated or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In Developing New And Enhanced Products and Services Could Harm The Company's Business

     The Company has introduced additional and enhanced products and services in the first nine months of 2002 in order to retain its current subscribers and attract new subscribers, and intends to introduce still more in the remaining three months of 2002. If the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

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

The Company Faces A Risk Of System Failure That May Result In Reduced Traffic, Reduced Revenue And Harm To Its Reputation

     The Company's ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company's ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. In February 2002, in connection with the acquisition of the assets of Exodus Communications, Inc. by Cable & Wireless plc, a global telecommunications company headquartered in Great Britain, the Company's June 2001 internet-hosting agreement with Exodus was assumed by Cable & Wireless. The Company's operations depend on the ability of Cable & Wireless to protect its own systems and the Company's systems in its data center against damage from fire, power loss, water damage, telecommunications failure, acts of terrorism, vandalism and similar unexpected adverse events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Cable & Wireless does not guarantee that the Company's internet access will be uninterrupted, error-free or secure. Any disruption in the internet access to the Company's web sites provided by Cable & Wireless could materially adversely affect the Company's business, results of operations and financial condition. The Company's own internal systems and operations, as well as those of Cable & Wireless, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, acts of terrorism, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in the Company's service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company's reputation, brand and the Company's relations with its advertisers and e-commerce partners.

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

The Company May Be Unable To Grow Through Acquisitions And Integrate Future Acquisitions Into Its Business

     The Company intends to pursue a growth strategy that may involve acquisitions of other companies. However, the Company may be unable to successfully pursue and complete acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from the Company's senior management, which will limit the amount of time these individuals will have available to devote to the Company's existing operations. There can be no assurance that the Company would be able to successfully integrate these acquisitions into its business or implement its plans without delay or substantial cost. In addition, future acquisitions by the Company could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon the Company's business, financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth may have a material adverse effect on the Company's business, financial condition and results of operations.

Any Failure Of The Company's Internal Security Measures Or Breach Of Its Privacy Protections Could Cause The Company To Lose Users And Subject It To Liability

     Users who subscribe to one of the Company's subscription-based products are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which the Company uses to administer its services. Additionally, the Company has implemented a registration system that collects certain information (although not payment information) from users of its free flagship site who wish to gain access to certain features of the Company's site. If the security measures that the Company uses to protect personal information are ineffective, the Company may lose users and the Company's business may be harmed. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. The Company cannot predict whether technological developments or human error could allow these security measures to be circumvented. The Company may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If the Company is not able to prevent all security breaches, its business, results of operations and financial condition could be materially adversely affected.

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

Failure To Maintain The Company's Reputation For Trustworthiness May Reduce The Number Of Its Readers, Which May Harm Its Business

     It is very important that the Company maintains its reputation as a trustworthy organization. The occurrence of events, including the Company's misreporting a news story or the non-disclosure of a stock ownership position by one or more of the Company's writers, or other breach of the Company's compliance policies, could harm the Company's reputation for trustworthiness. These events could result in a significant reduction in the number of the Company's readers, which could materially adversely affect its business, results of operations and financial condition.

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

A General Decline In Online Advertising Could Harm The Company's Business

     The Company's future success is dependent in part on the use of the internet as an advertising medium. The internet advertising industry is still evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness. As a result, demand and market acceptance for internet advertising solutions is uncertain and its growth has slowed significantly. Many of the Company's current or potential advertising customers have little or no experience using the internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to internet advertising. The adoption of internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. These customers may find internet advertising to be less effective for promoting their products and services relative to traditional advertising media. In addition, most of the Company's current and potential web publisher customers have little experience in generating revenue from the sale of advertising space on their web sites. The Company cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to internet advertising or that the demand for internet advertising will continue to develop to sufficiently support internet advertising as a significant advertising medium. If the demand for internet advertising develops more slowly than the Company expects, then its business, results of operations and financial condition could be materially and adversely affected.

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

     Different pricing models are used to sell advertising on the web. It is difficult to predict which, if any, will emerge as the industry standard. This uncertainty makes it difficult to project the Company's future advertising rates and revenues. The Company cannot assure you that it will be successful under alternative pricing models that may emerge. Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect the Company's advertising revenues. In addition, some internet commentators, privacy advocates and federal and state officials have recently suggested that legislation may be needed to better safeguard online privacy, by the limitation or elimination of the use of cookies, by so-called "opt-in" requirements that permit the sharing of personal information only if consumers have actively agreed to it, or by other methods. If such legislation is passed, it is likely to restrict the ability of online advertisers to target their ads, which may result in a decrease in online advertising rates or online advertising spending generally. Such a decrease could materially adversely affect the Company's advertising revenues.

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

     The interpretation and application of existing securities laws to web-based financial information providers, including laws governing investment advisors, investment companies and broker-dealers, by the Securities and Exchange Commission and state securities regulators, is a developing area. As the Company's activities have evolved to include the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to stock recommendations and commentary that are part of a larger online financial publication of more general and regular circulation, the risk that regulators could interpret the Company's activity as subjecting it to regulation increased. As a result, the Company determined that it was in its best interests to register with the Securities and Exchange Commission as an investment advisor under the Investment Advisers Act of 1940 (the "Investment Advisers Act"). If the Company were found to have violated the Investment Advisers Act or any other securities laws, it could be subject to liability, and its business, results of operations and financial condition could be materially and adversely affected.

     The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, affecting the Company and its customers. The U.S. federal and various state governments have been investigating certain internet companies regarding their use of personal information and have recently proposed limitations on the collection and use of information regarding internet users including, for example, a prohibition on the sharing of personal information absent explicit consumer agreement, or "opt-in". The European Union has enacted its own privacy regulations that has resulted in limits on the collection and use of certain information from users in Europe. Other jurisdictions may follow. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if the Company were required to defend its privacy practices against agency investigations. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company's business, financial condition and results of operations. Any new laws or regulations relating to the delivery of the Company's products and services, or certain application or interpretation of existing laws, could decrease the growth in the use of the internet, decrease the demand for the Company's products and services, or otherwise materially adversely affect its business.

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

Volatility Of The Company's Stock Price Could Adversely Affect The Company's Stockholders

     The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From July 1 through September 30, 2002, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $2.92 to $2.06. As of November 11, 2002, the closing sale price was $2.88. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

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

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

     On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and a current director, and certain underwriters of the company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. TheStreet.com remains a party to the action and intends to defend itself vigorously. However, due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition and results of operations.

Item 2.           Changes in Securities and Use of Proceeds

         Not applicable.

Item 3.           Defaults Upon Senior Securities

         Not applicable.

Item 4.           Submission of Matters to Vote of Security Holders

     Information concerning the matters submitted to a vote at the annual meeting of stockholders of the Company, held on May 29, 2002 is contained in the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

Item 5.           Other Information.

         Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits


         Exhibit
          Number Description
         ------- -----------
           *3.1 Amended and Restated Certificate of Incorporation
          **3.2 Amended and Restated Bylaws
           *4.1 Amended and Restated Registration Rights Agreement, dated as of
                December 21, 1998, among TheStreet.com and the stockholders named therein
           *4.2 TheStreet.com Rights Agreement
           +4.3 Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
          ++4.4 Amended and Restated 1998 Stock Incentive Plan, dated as of May
                29, 2002
           99.1 Certification of CEO
           99.2 Certification of CFO


* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

+ Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

++ Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 2002.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          THESTREET.COM, INC.
                                             (Registrant)


Date: November 14, 2002                   By:  /s/ Thomas J. Clarke, Jr.
                                          -------------------------------
                                          Thomas J. Clarke, Jr.
                                          Chairman of the Board and Chief
                                          Executive Officer


Date: November 14, 2002                   By:  /s/ Lisa A. Mogensen
                                          -------------------------------
                                          Lisa A. Mogensen
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, Thomas J. Clarke, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of TheStreet.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                  By:/s/Thomas J. Clarke, Jr.
                                             ------------------------
                                             Thomas J. Clarke, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer

                                 CERTIFICATIONS

I, Lisa A. Mogensen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TheStreet.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                  By:/s/ Lisa A. Mogensen
                                             --------------------------
                                             Lisa A. Mogensen
                                             Chief Financial Officer



                                  EXHIBIT INDEX

          Exhibit
           Number    Description
          ------     -----------
             *3.1 Amended and Restated Certificate of Incorporation
            **3.2 Amended and Restated Bylaws
             *4.1 Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
             *4.2 TheStreet.com Rights Agreement
             +4.3 Amendment No. 1, dated as of August 7, 2000, to Rights
                  Agreement
            ++4.4 Amended and Restated 1998 Stock Incentive Plan, dated as of
                  May 29, 2002
             99.1 Certification of CEO
             99.2 Certification of CFO


* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

** Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

+ Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

++ Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 2002.

                                                                   Exhibit 99.1

                        Certification of CEO Pursuant to
                             18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of TheStreet.com, Inc. (the "Company") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Thomas J. Clarke, Jr., as Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Thomas J. Clarke, Jr.
-------------------------
Thomas J. Clarke, Jr.
Chief Executive Officer
November 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                   Exhibit 99.2


                        Certification of CFO Pursuant to
                             18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of TheStreet.com, Inc. (the "Company") for the quarterly period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Lisa A. Mogensen, as Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to her knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Lisa A. Mogensen
--------------------
Lisa A. Mogensen
Chief Financial Officer
November 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.