Form 10-K
THESTREET COM
filed 2003-03-31
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $37.9 million. On such date, the last sale price of the Registrant's common stock was $2.28 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 10% or more of the Registrant's common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 26, 2003
Common Stock, $0.01 par value	23,715,539

DOCUMENTS INCORPORATED BY REFERENCE

Part II of this Form 10-K incorporates by reference certain information from the Registrant's Current Report on Form 8-K, dated March 5, 2002. Part III of this Form 10-K incorporates by reference certain information from the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2003, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.

2002 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

Overview

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the "Company"), is a leading provider of independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. Since our inception in 1996, we have developed a loyal audience of investors at all levels - from novices taking their first halting steps into the markets to sophisticated individual investors making several trades a day, and from stockbrokers and financial advisors serving small clientele to investment managers trading for large institutions. Over the past several years, our services have expanded from a single, subscription-based news and commentary web site, to a network of sites, accompanied by a full panoply of subscription products, all geared to furnishing various segments of the investing population with the commentary, advice, research analysis and news they need to make better-informed investing and trading decisions.

Today, our content is available across diverse media platforms, including the internet, radio and conferences. This allows us to create content once and then earn additional revenue by repackaging and redistributing the same content to different audiences through separate products and distribution channels. In addition, our strategic relationships with leading companies in the media, technology and financial services sectors help us create brand awareness and increase our subscription and advertising revenues.

As we have come to understand, one size does not fit all, particularly on the web, and therefore we have continued to develop new products to meet the needs of different segments of the broader investing community, including the professional market. In 2002, on the retail consumer side, we introduced four new subscription-based advisory reports, each designed with either a specific audience segment or a specific investing strategy in mind. These advisory reports, The Daily Swing Trade, The Telecom Connection, The Turnaround Report, and The Trading Reports, provide subscribers with specific investment recommendations, in addition to analysis and general commentary. On the professional side, we introduced two new subscription-based web sites, RealMoney Pro (now known as Street Insight) and RealMoney Pro Advisor, which were expressly aimed at professional investors/traders and financial planners/advisors, respectively. We continued to add subscription products in the first quarter of 2003, with the introduction of two new consumer advisory reports, The Save Safe Plan and The Short Report.

Building on the Company's strategy of expanding its offerings to the professional sector, in the fourth quarter of 2002, we formally began the development of a new subsidiary, Independent Research Group LLC ("IRG"). IRG has been formed for the purpose of generating independent proprietary equity research for use by institutional clients. In that connection, IRG has applied for registration with the Securities and Exchange Commission (the "SEC") and membership in the NASD as a broker-dealer. This will enable IRG's institutional clients to trade through IRG, and allows IRG to collect commissions on such trades in payment for the equity research IRG provides to them. We anticipate that IRG will commence operations as a broker-dealer in the second quarter of 2003.

Our editorial staff consists of more than 40 professional reporters and editors who, together with nearly 60 financial analysts, traders and money managers who contribute to our products from outside the Company, produce, on average, more than 50 original commentary, analysis, research and news pieces (plus numerous market diary entries) each business day for our four web sites, as well as our daily and weekly advisory reports. This group has broken numerous important stories, many of which have been cited by other publications and television networks such as The Wall Street Journal, The New York Times, The Los Angeles Times and CNBC.

Overall, we believe that we can analyze, comment and report on market-moving events more quickly than our competitors, and that this ability to originate proprietary content and distribute it almost instantly using the internet and other real-time delivery systems gives us a major competitive advantage. Additionally, many of our products provide our subscribers with specific recommendations and insights from outside contributors who are market participants, in contrast to the publications of other financial content companies, which publish primarily news and/or data analysis. And, our long-standing policy of full disclosure of conflicts, together with our strict investment policies, afford us the integrity and credibility so important in today's environment. Under our investment policies, our editorial staffers are not permitted to own individual stocks (though they may, and many do, own equity in TheStreet.com, Inc.) and our outside contributors (who are permitted to own individual stocks) must disclose their current positions in any of the stocks they write about. In addition, outside contributors who write advisory reports must abide by certain trading restrictions in the event they trade in the companies they write about in their reports.

Industry Background

Investors of various types, at all experience levels, from beginners who simply own mutual funds in their 401(k) accounts to some of the country's top hedge fund and money managers, need information and advice to help them make better trading and investing decisions. Many of these individuals have taken greater control of their investment activities by directly researching financial and investment information on the internet. The internet provides investors with easy access to information that once was generally available only to investment professionals, such as timely market news, intra-day and historical quotes, charts, SEC filings, research and analysts' earnings estimates. Many existing sources, however, have failed to meet their needs and, in the difficult market that is currently prevailing, trusted sources are even more valuable. We believe that this represents a significant opportunity for a financial and investing information source that provides independent, insightful, trustworthy, and timely investment commentary, advice, research, analysis and news geared to different niches of the investing audience. TheStreet.com is a source, not only of news and information, but also of concrete recommendations and advice.

Products and Services

As of December 31, 2002, TheStreet.com, Inc. had a subscriber base totaling approximately 66,000. We have subscribers in all 50 states of the United States and approximately 96 countries. In addition to our free, advertising supported, flagship site, TheStreet.com, we now offer 16 proprietary, subscription-based products, with annual subscription prices ranging from $79.95 to $30,000.00.

Consumer Products

With the addition of four new consumer offerings during 2002 and two more in the first quarter of 2003, we continued to expand upon our strategy of creating and marketing premium subscription products targeting varying segments of the retail investing public. Other than TheStreet.com web site itself, which may be accessed free of charge, our consumer products each require a separate subscription. The variety of products is intended to appeal to a wide audience that includes active intra-day traders, conservative long-term investors, and fundamental and technical traders. Our current roster of retail consumer products includes the following:

TheStreet.com

TheStreet.com, located at http://www.thestreet.com, is a free, advertising-supported web site focused on providing financial coverage for individual investors of all experience levels who seek high-quality financial commentary, analysis and news. TheStreet.com site also provides us with opportunities to market, or "upsell," our growing menu of premium subscription products to a wider audience of readers.

In 2002, we continued to utilize a broadcasting paradigm on TheStreet.com, in which the publishing of content (other than breaking news) is timed to capture peak audiences, which tend to occur at predictable times throughout the day. This publishing technique is now used on both RealMoney and TheStreet.com, with new sets of articles being posted to each site at 7 a.m., at noon, and at the market close at 4 p.m. (All times are Eastern unless otherwise noted.)

TheStreet.com continues to be recognized as one of the premier providers of investment commentary, analysis and news. In 2002, TheStreet.com was a finalist for three Online Journalism Awards: General Excellence, the only business website to receive a nomination, Breaking News, for our coverage of the September 11 attacks, and Enterprise, for exposing insider selling at ImClone Systems Inc. The Online Journalism Awards are sponsored by the Online News Association and the Columbia University Graduate School of Journalism.

RealMoney

RealMoney, located at http://www.realmoney.com, is the foundation of our consumer subscription product line. RealMoney is aimed at active market participants and self-directed investors looking for unbiased, action-oriented market commentary. On the RealMoney web site, we offer timely, insightful, in-depth commentary and analytical coverage of market-moving trends and events from experienced financial analysts, traders, money managers and journalists, including James J. Cramer, Helene Meisler and Gary B. Smith. In 2002, we added market commentary from several well-known market experts such as William Fleckenstein and Paul Kedrosky.

RealMoney offers several daily features to assist our subscribers in their investment decisions. These include Columnist Conversation, a message board containing real-time interaction among several of our more than three dozen writers and contributors; Market Commentary, more than a dozen articles of investing analysis and news that cover the market and individual stocks; Trading Diary, a continuously updated web diary written by an experienced active trader; and Trading Track, a trading diary kept in real-time by two or more investment professionals.

Action Alerts PLUS

This service allows subscribers to participate in navigating the markets with former hedge fund manager James J. Cramer. Subscribers receive email alerts notifying them when Mr. Cramer is about to make a trade in his personal stock portfolio. Mr. Cramer explains what stock he is buying or selling and, more importantly, why he is taking that action. In addition, subscribers receive a weekly roundup email containing an analysis of all stocks in the portfolio and have access to a continuously updated web page containing the portfolio and its performance. This product is aimed at investors looking for exclusive access to specific, action oriented investment ideas.

The Chartman's Top Stocks

This nightly report, delivered via email, contains stock charting analysis and trading education from RealMoney columnist Gary B. Smith, a proponent of the stock trading methodology known as technical analysis. Mr. Smith uses proprietary market-scanning and technical analysis tools to identify stocks that he believes provide the best opportunities for short-term profits. He then illustrates his analysis for readers using charting software. In addition, each issue contains a Q&A section in which Mr. Smith answers technical and strategic questions from subscribers about his approach and his thinking on the market. This product appeals to a broad investing audience able to recognize the value of Mr. Smith's sophisticated technical approach.

The Daily Swing Trade

This nightly report, delivered via email, contains stock analysis and trading education from RealMoney columnist Alan Farley, a proponent of the stock trading methodology known as swing trading. Swing traders such as Mr. Farley use technical analysis of market patterns and cycles to time their entry and exit points in particular stocks. These patterns and cycles, which are driven by the thoughts and emotions of thousands of market players, are used by swing traders in an attempt to predict (and thereby take advantage of) brief price swings in stocks. Using his proprietary methodology, Mr. Farley identifies stocks that he believes provide the best opportunities for short-term profits. In addition, each issue contains a Q&A section in which Mr. Farley answers technical and strategic questions from subscribers about his approach and his thinking on the market.

The Save Safe Plan

Responding to our subscribers' requests for guidance in devising secure financial plans, we introduced The Save Safe Plan to provide comprehensive advice on establishing and maintaining a well-balanced long-term portfolio. This weekly service, delivered via email, contains exclusive financial advice and analysis from TheStreet.com columnist Dagen McDowell and a model portfolio of high-yielding stocks and bonds selected by David Peltier, one of TheStreet.com's research associates. Each issue also contains a Q&A section in which Ms. McDowell and Mr. Peltier answer questions from subscribers.

The Short Report

This report, delivered periodically via email, contains recommendations and analysis of potential short-selling candidates, plus investor education concerning stock-shorting methods and "tricks of the trade" from several of our journalists and outside contributors. Writers include TheStreet.com staff reporters Melissa Davis and Steven Smith, RealMoney senior writer Adam Feuerstein, and outside contributors Dan Fitzpatrick, Christopher Schumacher and Bo Yoder.

The Tech Edge

This weekly report, delivered via email, contains exclusive news and analysis on trends in the technology sector from TheStreet.com technology writer Scott Moritz and individual stock recommendations and a model portfolio maintained by professional money manager Jordan Kahn. In addition, each issue contains a Q&A section in which Mr. Moritz and Mr. Kahn answer questions from subscribers. This product is aimed at active investors seeking in-depth commentary on stocks, trading and investment strategies for the tech sector.

The Telecom Connection

This product is a weekly report, delivered via email, which provides critical research and in-depth analysis on both individual companies and macroeconomic trends in the telecommunications industry. The Telecom Connection is written by RealMoney columnist Cody Willard, a former telecom industry consultant and analyst who currently manages a hedge fund. Subscribers are also given access to a web page on which Mr. Willard maintains a model portfolio of recommended telecom stocks and their performance to date. The newsletter is aimed at both active investors in telecom companies and executives in the telecom industry. Each issue also contains a Q&A section in which Mr. Willard answers questions from subscribers.

The Trading Reports

This nightly service, delivered via email, offers exclusive access to the upcoming day's trading strategy of Jeffrey Cooper, a well-known short-term trader and author of several influential books on short-term trading techniques. The Trading Reports gives subscribers Mr. Cooper's long and short equity picks, along with entry and protective sell points, and his commentary on the market. Mr. Cooper also writes a daily column for Street Insight.

The Turnaround Report

This bi-weekly service, delivered via email, provides fundamental analysis of companies that have declined in value and that the author believes are poised to rebound. The Turnaround Report, written by Arne Alsin - a RealMoney columnist and the founder and principal of Alsin Capital Management - features commentary and analysis of a model portfolio of turnaround stocks selected by Mr. Alsin. With each issue, Mr. Alsin examines his investing strategy in identifying turnaround stocks and provides a detailed review of selected stocks from TheTurnaround Report's model portfolio.

Professional Products

Our growing roster of professional products are designed to help market participants whose careers depend on their investing performance, including hedge fund managers, financial planners, money managers, stockbrokers, and financial consultants. Our current roster of professional products includes two web sites and a fax/email product:

RealMoney Pro Advisor

RealMoney Pro Advisor, located at http://www.realmoneyproadvisor.com, is a subscription web site that provides real-time equity research, financial analysis and news for financial professionals who make investment decisions for the retail investing public, notably stockbrokers, financial planners and financial consultants. RealMoney Pro Advisor is a compilation of several of our consumer and professional products into one service that professionals can easily access and understand quickly. Contributors to RealMoney Pro Advisor include James J. Cramer and his Action Alerts Plus service; Doug Kass, a hedge fund manager and his diary on Street Insight; and Arne Alsin and The Turnaround Report.

Street Insight (formerly known as RealMoney Pro)

Street Insight, located at http://www.thestreet.com/i/index/html, is a subscription web site aimed at investment professionals who are seeking macro and micro information on the flow of funds that move markets. Contributors include hedge fund managers, money managers and other professional traders, who contribute real-time commentary about stocks, trading, strategy, market movements, and the options and currency markets - areas in which performance matters most. Street Insight provides tools that professional investors need. These include four trading diaries, written by hedge fund managers, money managers and traders; real-time coverage of corporate conference and earnings calls; and our moderator, a former investment professional who directs reader questions posed to her for live discussion by our contributors on the site. As with our other web publications, in accordance with our strict investment policy, contributors must disclose positions held at the time of publication by them or their firms in any of the stocks they write about. Some of the Street Insight contributors include Doug Kass, Herb Greenberg and Jay Shartsis.

TheStreetView

This product provides professional investors with "under the radar" information about publicly traded companies that is often overlooked by traditional Wall Street research firms. Several times throughout the trading week, subscribers to this product receive via fax or email a report containing stock ideas from our team of analysts, journalists and money managers. Customers are primarily hedge funds and money managers who purchase subscriptions directly from TheStreet.com or through their brokers using what are known as "soft dollars." Soft-dollaring is the method by which institutions use trading commissions to pay brokerage firms for third party research services provided for them by the firms. We expect that both TheStreetView and Street Insight will be offered by IRG to its institutional client base on a soft-dollar basis once IRG has commenced operations as a broker-dealer. We anticipate that IRG will commence operations as a broker-dealer in the second quarter of 2003.

Conferences

The Company has narrowed the scope of its conferences to the professional market, and currently produces one annual conference for hedge fund professionals. The 2002 conference, entitled "Advanced Disciplines & Strategies for Running Hedge Funds," was held at the Doral Resort & Spa in Miami Florida, in May 2002. The 2003 conference, entitled "TheStreet.com's Second Annual Hedge Fund Event," is scheduled for May 2003 at the same venue.

Institutional Research

In October 2002, the Company formed Independent Research Group LLC as a wholly-owned subsidiary to operate its institutional equity research business. In November, the firm hired former JPMorgan H&Q managing director and senior analyst Paul W. Noglows as its director of research. To date, IRG has hired four research analysts to cover small to mid-cap stocks in the communications, technology, consumer and retail, and biotech sectors. IRG has applied for registration with the SEC and membership in the NASD as a broker-dealer and expects to begin coverage of equities in the second quarter of 2003. IRG plans to offer its proprietary equity research to institutional money managers and hedge funds at no charge. In return, IRG expects that these institutional money managers and hedge funds will voluntarily elect to trade through IRG, allowing IRG to collect commissions on such trades in payment for the research and brokerage services provided.

See " Risk Factors - Because the Company Is in the Early Stages Of Developing its Proprietary Equity Research Business, the Company Is Subject to Risks and Uncertainties associated With Developing and Operating a New Business and May Not Achieve Profitability in this New Business" and " Risk Factors - IRG's Revenues May Not Be Sufficient to Cover its Expenses."

Marketing

Consumer Marketing

We pursue a variety of marketing initiatives to sell subscriptions to our products and to drive traffic to our sites. These initiatives include direct marketing, establishing content distribution and syndication relationships with leading companies, advertising in a wide variety of media, developing brand extensions, and engaging in an ongoing media-relations campaign. See "Risk Factors - Difficulties Associated With the Company's Brand Development May Harm Its Ability to Attract Subscribers and Readers."

Content Syndication and Distribution

During 2002, we continued to leverage our content through our existing distribution relationships, including content syndication, subscription distribution and subscription marketing arrangements. First, by syndicating our content to other leading sites, we continue to expose our brand name and top-quality writing to millions of potential users and drive additional traffic to our site. In 2002, we continued to syndicate content to Yahoo!, America Online, Intuit, and other leading companies, providing them with selected stories each day, at times on a delayed basis, for co-branded publication with a link to our site. These content-syndication relationships capitalize on the cost efficiencies of online delivery by creating additional value from stories already produced for our own sites.

Companies with whom we have key strategic content syndication and promotion relationships include:

* Yahoo! Under our February 2002 agreement with Yahoo! Inc., we provide selected stories for co-branded publication on Yahoo! Finance. In addition, headlines for our stories are "indexed" on Yahoo! Finance so that they appear on stock quote result pages.

* Microsoft MSN Money. Under our February 2000 agreement with Microsoft, MSN Money publishes on its web site a selection of our feature columns. In addition, we publish selected feature columns from MSN Money writers.

* Intuit. Under our March 2001 agreement with Intuit, our headlines are indexed throughout the Quicken.com network of sites. When a user clicks on these headlines, they are taken directly to the full story, which resides on our site.

In addition, we continued our subscription distribution relationships with online brokerage firms such as Harris Direct, Fidelity and Pershing. We also continued our December 2001 content-licensing and subscription marketing arrangement with Yahoo! Inc. Under that agreement, Yahoo! Finance Premium News offers its users two subscription packages, RealCommentary Gold and RealCommentary Silver, which contain selected columns from leading RealMoney writers. In order to drive users to the Yahoo! Subscription Center, this content is integrated throughout Yahoo! Finance, primarily by the indexing of the headlines within the Yahoo! Finance stock quote result pages. Subscription fulfillment and customer service are handled by Yahoo!.

Finally, we continued our December 2001 subscription-based content alliance with CBS MarketWatch. Under the terms of the two-part agreement, MarketWatch.com features select premium headlines from RealMoney.com throughout MarketWatch.com's Web properties, and several of TheStreet.com's subscription-based products are offered for opt-in registration in MarketWatch.com's Membership Center. See "Risk Factors - A Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease the Company's Subscriber and Reader Base, Which May Harm the Company's Business."

Radio

This media platform affords us a cost effective way to further extend TheStreet.com's brands. On July 30, 2001, we launched a nationally syndicated financial radio program entitled "RealMoney with Jim Cramer." Our current partner in this venture is the WOR Radio Network, an operating unit of Buckley Broadcasting Corporation, which nationally syndicates weekday and weekend long and short form programming to radio stations in North America.

Currently, the program is broadcast daily Monday through Friday from TheStreet.com headquarters at 14 Wall Street, and carried by 51 affiliate stations. In January 2003, we added a weekend program. In addition to the "RealMoney with Jim Cramer" program, we produce a personal finance program hosted by TheStreet.com columnist Dagen McDowell entitled "Portfolio Therapy," and we anticipate developing further programming initiatives in 2003. Streaming audio feeds of the programs are available on both our RealMoney.com and TheStreet.com web sites on a delayed and archived basis.

This broad medium allows us to further expand revenue opportunities in both advertising and subscription revenues while allowing us to promote our brand to a group of consumers we might not reach in our normal marketing initiatives. Additionally, the program enables us to provide cross-platform advertising programs that include both radio and internet advertising to those advertisers looking to reach a wider demographic and we can share in expanded revenue opportunities these deals may deliver. On the subscription front, the broad reach of the program through the penetration of new radio markets has exposed our products to new audiences, resulting in the increase of subscription opportunities for a number of our products, including RealMoney and Action Alerts PLUS.

Professional Marketing

We pursue a variety of marketing initiatives designed to build brand awareness of, and sell subscriptions to our professional products. These initiatives include direct sales to end users, advertising in business and finance publications, direct mail, and distribution relationships with soft-dollar brokerage firms. In 2003, we expect that certain professional products currently sold to buy-side institutions directly by TheStreet.com or through soft-dollar brokerage firms will be provided on a soft-dollar basis by our newly-created subsidiary, Independent Research Group LLC, once it has been granted membership in the NASD as a broker-dealer.

Direct Sales

In 2002, we continued developing the direct sales force we created in 2001 to proactively market TheStreet.com professional products to buy-side institutions such as banks, hedge funds, insurance companies, mutual funds and other professional investors. We also market and perform direct sales of our products to stockbrokers, financial advisors and investment counselors. Prior to that effort, most of the subscription sales to our professional products came from word of mouth, or in-house promotions on TheStreet.com and RealMoney.com web sites.

Soft-Dollar Brokers

A significant percentage of our professional customers pay their subscription fees using so-called "soft-dollars". Soft-dollaring is the method by which institutions use trading commissions to pay brokerage firms for third party research services provided to them by the firms. In 2002, we maintained relationships with a number of brokerage firms that offered our professional products to their customers on a soft-dollar basis. Once IRG has been granted membership in the NASD as a broker-dealer, which we expect to occur in the second quarter of 2003, we anticipate that some of the soft-dollar business for certain of TheStreet.com's products currently directed through soft-dollar brokers will begin to be directed through IRG.

Advertising

In 2002, the Company continued to promote its consumer services via online advertising and email marketing. Banner and text advertisements were placed on various sites, including, Yahoo! and CNET. Various financial email lists were rented to promote the Company's subscription products. In addition, the Company promoted its professional services in various print publications, including Barron's, Investors Business Daily, The New York Times, and Registered Rep. magazine. We also promoted some of our professional products using direct mail.

Media Relations

We engage in a media-relations campaign spanning television, print, radio and online to raise our visibility and enhance our brands' recognition and positioning. We continue to build the visibility of our individual contributors. Our contributors and their work have been featured or mentioned in publications such as The Wall Street Journal, The New York Times, Financial Times, and Fortune. A column written by James J. Cramer, markets commentator for TheStreet.com and CNBC, is carried by New York magazine, a weekly magazine with a current paid circulation of over 427,000 and readership of approximately 1.8 million. In 2002, our writers and our stories were mentioned or featured in  numerous reports by major news outlets, including The Wall Street Journal, The New York Times, Reuters, Dow Jones, and CNBC. In addition, some of our writers appear frequently on television and radio, including CNBC, CNNfn, Bloomberg, NPR, CNET and WABC.

Advertising Sales

We currently derive a significant portion of our revenues from advertising sales. Advertising sales experienced some growth in the last nine months of 2002, as compared to the same period in 2001, as a result of a slight upturn in the advertising market, strong renewals, efficient and positive advertiser performance and an aggressive advertising sales strategy. We have established strong subscriber, visitor and database demographics that continue to allow us to provide competitive advertising programs for companies and advertising agencies in the financial, technology, luxury goods and other relevant categories. These desirable reader demographics also provide high value to advertisers and enable us to utilize an advertising rate structure that is, to our knowledge, among the highest of financial web sites. We have also been able to attract advertisers from both within and beyond the financial services industry, including Dell Computer, Microsoft and Mercedes-Benz. In 2002, our network of internet web sites together attracted an average of more than 3.9 million unique visitors per month and generated an average of 37 million page views per month.

Notwithstanding the modest growth in advertising sales, advertising and e-commerce revenues fell to approximately $4.4 million in 2002 from $5.0 million in 2001. In 2002, advertising and e-commerce revenues represented approximately 21% of our total net revenues. The fourth quarter of 2002 was our strongest advertising revenues quarter since the first quarter of 2001. See "Risk Factors - The Company May Have Difficulty Selling Its Advertising Inventory, a Significant Portion of Which Is Concentrated Among Its Top Advertisers" and "Risk Factors - A General Decline in Online Advertising Could Harm the Company's Business."

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

Long Duration and High Frequency of Visits. Additionally, advertisers like to place their message in an environment where readers have a reliance and affinity for the content. According to Doubleclick, our subscribers and free-trial members spent an average of 15 minutes per visit to our sites in the fourth quarter of 2002.

High Percentage of C-Level Executives/Senior Management. According to a spring 2002 survey conducted by Frank N. Magid Associates, business-to-business and technology companies realize a unique advertising opportunity with TheStreet.com to "get inside" a corporation at the highest levels in an effort to reach the ultimate decision maker for corporate infrastructure and technology purchases.

Our Advertisers

The following is a list of our top ten financial services and non-financial services advertisers in 2002:

Top 10 Financial Services Advertisers
Scottrade Securities Ameritrade Securities Harrisdirect American Express Citigroup/SSB	Optionetics Brown & Company Cyber Trader (division of Charles Schwab) Barclays Global Investor Chicago Board of Options Exchange
Top 10 Non-Financial Services Advertisers
Microsoft Fisher Investments Phillips Publishing Dell Computer Cadillac	Mercedes-Benz American Electric Power American Airlines The New York Times Compaq Computer

Competition

As our business has expanded into new areas, such as equity research and advisory reports, we face competition for customers, advertisers, employees and contributors not only with financial news and information sources, but also with many other types of companies, including:

* online services or web sites focused on business, finance, or investing such as The Wall Street Journal Interactive Edition (www.wsj.com), DowJones.com, Forbes.com, SmartMoney.com, CBS.Marketwatch.com and The Motley Fool;

* publishers and distributors of traditional media focused on finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs;

* investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing;

* equity research boutiques such as Argus Research and Fulcrum Global Partners;

* information and analysis providers such as Standard & Poors; and

* those involved in the creation and production of investor education conferences.

Through our newly established subsidiary, IRG, we will be a new entrant into the institutional proprietary equity research business. As a result, we will face significant competition from established Wall Street investment banking firms, large financial institutions, equity research boutiques and other securities professionals that offer similar information and that have firmly established customer relationships.

Our ability to compete depends on many factors, including the originality, timeliness, insightfulness and trustworthiness of our content and that of competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. See "Risk Factors - Intense Competition Could Reduce the Company's Market Share and Harm Its Financial Performance."

Infrastructure, Operations & Technology

TheStreet.com's technological infrastructure is built and maintained for reliability, security, flexibility and high performance. This infrastructure is hosted primarily at a Cable & Wireless (formerly Exodus Communications) facility in Jersey City, New Jersey, which is equipped with uninterruptible power supplies and redundant hardware and telecommunications lines.

Our proprietary content-management system allows our stories and market journals to be prepared for publication to a large distribution audience. The system enables us to economically and efficiently distribute our content to multiple destinations in a variety of technical formats. Our in-house subscription management system is based on proprietary software. This system allows us to communicate automatically with readers during their free trial and subscription periods. The system is capable of yielding a wide variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

Our proprietary eCommerce platform controls user access to a wide array of product offerings. The system automatically controls all aspects of online daily credit-card billing, based upon user selected billing terms. All financial revenue recognition reports are automatically generated, providing detailed reporting on all account subscriptions. This allows a user to independently sign-up and pay for an online product for his or her selected subscription term (annual or monthly) without any manual staff intervention at the Company.

Our operations are dependent on our ability and that of Cable & Wireless to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See "Risk Factors - The Company Faces a Risk of System Failure That May Result in Reduced Traffic, Reduced Revenue and Harm to the Company's Reputation."

Intellectual Property

To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate certain licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See "Risk Factors - Failure to Protect the Company's Intellectual Property Rights Could Harm Its Brand-Building Efforts and Ability to Compete Effectively."

Employees

As of December 31, 2002, the Company had 136 employees.  These included 134 employees of TheStreet.com, Inc., of whom 51 worked in editorial and content support, 39 in sales/marketing, 28 in product development and 16 in finance/administration, and two employees of its wholly-owned subsidiary, Independent Research Group LLC. The Company has never had a work stoppage and none of its personnel are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. Over the past two years, the Company's activities have evolved to include the offering of stand-alone products providing impersonal investment advice such as stock and investment strategy recommendations to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, in 2002 the Company registered with the SEC as an investment advisor under the Investment Advisers Act of 1940 (the "Investment Advisers Act") and is now subject to the various rules and regulations of the Investment Advisers Act. In addition, our newly established subsidiary, Independent Research Group LLC, has applied for registration with the SEC and for membership in the NASD in connection with its proposed activities as an introducing broker and provider of proprietary and third party equity research. Upon its approval for NASD membership and its commencement of brokerage activities, it will become subject to the provisions of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations promulgated thereunder, as well as the Membership and Registration Rules of the NASD. See "Risk Factors - Government Regulation and Legal Uncertainties."

We are also increasingly subject to government regulation and legislation specifically targeting internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied on the state level. Due to the increasing popularity and use of the internet, enforcement of existing laws, such as consumer protection regulations, in connection with web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the internet and decrease the acceptance of the internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See "Risk Factors - Government Regulation and Legal Uncertainties."

Item 2. Properties

Our principal administrative, sales, marketing, technology and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building on Wall Street in New York City, New York. Our West Coast bureau is located in approximately 1,600 square feet of office space in San Francisco, California. Our communications and network infrastructure is hosted at a Cable & Wireless facility in Jersey City, New Jersey.

In January 2003, we moved the staff of Independent Research Group LLC, a newly formed, wholly-owned subsidiary of the Company, into approximately 6,600 square feet of office space in an office building at Two Rector Street in New York City, New York.

Item 3. Legal Proceedings

On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Exchange Act. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. Additionally, pursuant to a Court Opinion and Order dated February 19, 2003, the claims against TheStreet.com for violations of Section 10(b) of the Exchange Act have been dismissed with prejudice. TheStreet.com intends to defend the remaining claims vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

On February 21, 2003, a complaint alleging defamation per se was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, our columnist and director. Mr. Hoenig's complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. TheStreet.com believes that the accusations are without merit and filed a motion to dismiss the complaint on March 26, 2003. Once the motion has been decided, we will be in a position to estimate the potential costs of defending the action. However, due to the inherent uncertainties of litigation, we cannot currently predict with any accuracy its ultimate outcome. An unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

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

	Low	High
2001
First quarter	2.28	4.00
Second quarter	1.24	2.63
Third quarter	1.04	1.43
Fourth quarter	0.99	1.32
2002
First quarter	1.32	2.71
Second quarter	2.00	3.59
Third quarter	2.06	2.92
Fourth quarter	2.02	3.48

On March 26, 2003, the last reported sale price for our Common Stock was $3.14 per share.

Holders

The number of holders of record of our Common Stock on March 26, 2003 was 337, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

There were no dividends or other distributions made by us during the fiscal years ended December 31, 2002 and 2001. It is anticipated that cash dividends will not be paid to the holders of our Common Stock in the foreseeable future.

Item 6. Selected Financial Data

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2002, 2001 and 2000, and the balance sheet data as of December 31, 2002 and 2001, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:	(In Thousands, Except Per Share Data)
Net revenues: (see note a)
Subscription revenues	$14,909	$9,073	$ 8,334	$4,550	$1,686
Advertising and e-commerce revenues	4,372	5,023	13,180	7,897	2,544
Other revenues	1,566	1,162	1,794	1,869	393
Total net revenues	20,847	15,258	23,308	14,316	4,623
Cost of revenues	7,121	8,776	13,070	9,378	3,955
Gross profit	13,726	6,482	10,238	4,938	668
Operating expenses:
Product development expenses	6,852	10,609	12,115	5,837	2,346
Sales and marketing expenses	7,008	10,972	22,457	15,955	9,205
General and administrative expenses	8,715	11,425	13,062	14,369	5,158
Noncash compensation expense	999	1,064	1,371	4,532	90
Restructuring (gain) expenses	(77)	(3,336)	17,576	-	-
Settlement charge	-	2,536	-	-	-
Asset impairment	-	4,054	-	-	-
Severance expense	-	972	-	-	-
Total operating expenses	23,497	38,296	66,581	40,693	16,799
Loss from continuing operations	(9,771)	(31,814)	(56,343)	(35,755)	(16,131)
Interest income (expense), net	690	2,184	5,595	4,188	(227)
Gain on sale of marketable security	185	-	-	-	-
Net loss from continuing operations before provision for income taxes	(8,896)	(29,630)	(50,748)	(31,567)	(16,358)
Provision for income taxes	-	-	-	95	-
Net loss from continuing operations	(8,896)	(29,630)	(50,748)	(31,662)	(16,358)
Discontinued operations:
Loss from discontinued operations	-	-	(10,200)	(1,971)	-
Gain (loss) on disposal of discontinued operations	210	400	(1,003)	-	-
Net loss:	$(8,686)	$(29,230)	$(61,951)	$(33,633)	$(16,358)
Net (loss) income per share - basic and diluted
Continuing operations	$ (0.38)	$ (1.14)	$ (1.94)	$ (1.64)	$ (2.13)
Discontinued operations	0.01	0.02	(0.43)	(0.09)	-
Net loss	$ (0.37)	$ (1.12)	$ (2.37)	$ (1.73)	$ (2.13)
Weighted average basic and diluted shares outstanding	23,559	26,032	26,106	21,053	8,575

	December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:	(In Thousands)
Cash, cash equivalents, restricted cash and short term investments	$29,049	$33,739	$72,160	$119,415	$24,612
Working capital	19,635	23,909	54,728	114,544	22,918
Total assets	39,428	46,888	100,408	143,550	27,581
Long-term debt, less current maturities	311	395	-	-	-
Redeemable convertible preferred stock	-	-	-	-	21,107
Total stockholders' equity	29,109	36,811	71,380	111,414	2,417

(a) In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as discontinued operations in a separate line item on the consolidated statements of operations. Prior years' amounts were restated to conform to the current year presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this annual report on Form 10-K relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading "Risk Factors" and elsewhere in this annual report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential", or "continue" or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

Overview

TheStreet.com was organized as a limited liability company in June 1996 and converted to a C-corporation, incorporated in Delaware, in May 1998. In May 1999, the Company completed its initial public offering. The Company is a leading provider of independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. Over the past several years, our services have expanded from a single, subscription-based news and commentary web site, to a network of sites, accompanied by a full panoply of subscription products, all geared to furnishing various segments of the investing population with the commentary, advice, research, analysis and news they need to make better-informed investing and trading decisions. As our business has evolved to include our offering of stand-alone advisory reports, in 2002 the Company applied for, and was granted, registration with the SEC as an investment advisor.

Today, the Company's content is available across diverse media platforms, including the internet, radio and conferences, allowing the Company to create content once and then earn additional revenue by repackaging and redistributing the same content to different audiences through separate products and distribution channels. The Company's strategic relationships with leading companies in the media, technology and financial services sectors help it create brand awareness and increase its subscription and advertising revenues.

In 2002, the Company continued its strategy of building out its product lines, on both the retail consumer and professional sides, with the introduction of four new subscription-based advisory reports for consumers and two new subscription based web sites aimed expressly at professional investors/traders and financial planners/advisors. This effort has continued into 2003, with the introduction of two new consumer advisory reports in the first quarter.

Building on the Company's strategy of expanding its offerings to the professional sector, in the fourth quarter of 2002, the Company formally began the development of a new subsidiary, Independent Research Group LLC. IRG has been formed for the purpose of generating independent proprietary equity research for use by institutional clients. In that connection, IRG has applied for registration with the SEC and membership in the NASD as a broker-dealer. This will enable IRG's institutional clients to trade through IRG, and allow IRG to collect commissions on such trades in payment for the equity research IRG provides to them. We anticipate that IRG will commence operations as a broker-dealer in the second quarter of 2003.

Discontinued Operations

In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002.

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

Subscription revenues represent customer subscriptions that provide subscribers access to investment commentary, advice, research, analysis and news. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenues by deducting refunds and cancellation chargebacks from gross revenues.  Net subscription revenues are recognized ratably over the subscription period. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Advertising and e-commerce revenue, derived from the sale of internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company's web sites, as well as from conference sponsorships, is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company's web sites "click-through" to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenues are recognized as the guaranteed "click-throughs" or other relevant delivery criteria are fulfilled.

Other revenues consist primarily of conference attendee revenue, revenue related to James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenues, royalties earned from the Company's investing book, reprint revenues, and barter advertising arrangements (only for fiscal years in which such arrangements occurred). Revenues from barter transactions are recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements are displayed on the Company's web sites. Under the provisions of EITF 99-17, barter transactions are recorded at the fair value of the advertising surrendered. There was no barter revenue recognized during the year ended December 31, 2002. Barter revenue recognized during the years ended December 31, 2001, and 2000 was $200,000 and $1,081,900, respectively. Fair value is determined by the comparable advertising market rates at the time of placement.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers and subscribers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. If the financial condition of the Company's advertisers and subscribers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires companies to stop amortizing goodwill and certain other intangible assets with an indefinite useful life. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill which had no impact on the Company's financial statements. An impairment test was performed again as of September 30, 2002, which also had no impact on the Company's financial statements.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains all its cash and cash equivalents in three financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

Legal Contingencies

On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Exchange Act. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. Additionally, pursuant to a Court Opinion and Order dated February 19, 2003, the claims against TheStreet.com for violations of Section 10(b) of the Exchange Act have been dismissed with prejudice. TheStreet.com intends to defend the remaining claims vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

On February 21, 2003, a complaint alleging defamation per se was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, our columnist and director. Mr. Hoenig's complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. TheStreet.com believes that the accusations are without merit and filed a motion to dismiss the complaint on March 26, 2003. Once the motion has been decided, we will be in a position to estimate the potential costs of defending the action. However, due to the inherent uncertainties of litigation, we cannot currently predict with any accuracy its ultimate outcome. An unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2002 and 2001

Net Revenues

Subscription Revenues. Subscription revenues increased to $14,908,512 for the year ended December 31, 2002, as compared to $9,073,369 for the year ended December 31, 2001. This increase is primarily the result of revenues from several new subscription-based products, such as Street Insight (formerly known as RealMoney Pro), The Turnaround Report and The Daily Swing Trade, as well as increased revenue associated with Action Alerts PLUS, TheStreet™View, and The Chartman's Top Stocks, which had launched during the year ended December 31, 2001. For the year ended December 31, 2002, approximately 56% of the Company's net subscription revenue was derived from annual subscriptions, as compared to 71% for the year ended December 31, 2001. This decrease in the proportion of annual subscription revenues is partially due to the Company's initial need to outsource fulfillment of new email subscription products to a third party and that third party's technological inability to provide annual subscriptions. The Company has since internally developed the requisite technological infrastructure for its subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002 and, by the end of the year, had successfully converted many of these monthly subscribers into annual subscribers. Also contributing to the decrease in the proportion of annual versus monthly net subscription revenue was the expiration of two-year grandfathered subscriptions to RealMoney that had been issued at a 50% discount to current price points and the expiration of a number of discounted annual RealMoney bulk subscription deals.

The Company calculates net subscription revenues by deducting refunds and cancellation chargebacks from gross revenues. Refunds and cancellation chargebacks issued during the year ended December 31, 2002, totaled approximately 3% of gross subscription revenues for the year.

Advertising and E-Commerce Revenues. Advertising and e-commerce revenues decreased to $4,371,584 for the year ended December 31, 2002, as compared to $5,022,916 for the year ended December 31, 2001. This is attributable to a decrease of $1,233,395 in the first quarter 2002 when compared with the first quarter 2001. During this period, the Company's advertising sales group was being revamped to better address the market needs. A new Advertising Sales Director was hired in February 2002. In each of the subsequent three quarters of 2002, advertising and e-commerce revenues have increased when compared to the corresponding periods in 2001. Additionally, contributing to the annual reduction in advertising and e-commerce revenues was a decrease of 24% in revenue generating page views for the year ended December 31, 2002, when compared to the year ended December 31, 2001. The reduction in available revenue generating page views, which was due in part to poor general market conditions, was partially offset by the Company's ability to more effectively monetize the page views by achieving a 21% increase in the revenue generated by these page views.

For the year ended December 31, 2002, 55% of the Company's advertising and e-commerce revenues, excluding conference sponsorship revenues, were derived from sponsorship contracts, as compared to 35% for the year ended December 31, 2001. The number of the Company's advertisers, excluding conference sponsorships, for the year ended December 31, 2002 was 100, as compared to 134 for the year ended December 31, 2001.

For the year ended December 31, 2002, the Company's top five advertisers, excluding conference sponsorship revenues, accounted for approximately 46% of its total advertising and e-commerce revenues, as compared to approximately 34% for the year ended December 31, 2001.

Other Revenues. Other revenues increased to $1,566,590 for the year ended December 31, 2002, as compared to $1,162,091 for the year ended December 31, 2001. This increase is primarily the result of revenue from James J. Cramer's daily radio program, RealMoney with Jim Cramer, $150,000 that the Company received from the World Trade Center Business Recovery Grant Program in 2002 as compensation for revenue lost as a result of the September 11th attacks, and higher conference attendee revenue, partially offset by the elimination of revenue associated with barter advertising arrangements during the year ended December 31, 2002, which, by contrast, totaled $200,000 during the year ended December 31, 2001. Barter advertising transactions in 2001 were recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost of Revenues

Cost of revenues decreased to $7,120,914 for the year ended December 31, 2002, as compared to $8,776,172 for the year ended December 31, 2001. Additionally, cost of revenues as a percentage of net revenues has decreased to 34% for the year ended December 31, 2002, as compared to 58% for the year ended December 31, 2001. The decrease in cost of revenues is primarily the result of reduced compensation and related expenses resulting from a lower average headcount, as well as decreased costs associated with content licensing fees, partially offset by increased outside contributor expenses. The decrease in cost of revenues as a percentage of net revenues is due to the cost of revenues decreases combined with the net revenues increases discussed above.

Product Development Expenses

Product development expenses decreased to $6,851,609 for the year ended December 31, 2002, as compared to $10,609,673 for the year ended December 31, 2001. This decrease is primarily the result of lower consulting fees during the period ended December 31, 2002 as compared to those that had been expended during the period ended December 31, 2001 as the Company re-developed its commerce system, reduced hosting fees as a result of renegotiated and/or terminated hosting agreements, reduced compensation and related expenses resulting from a lower average headcount, lower maintenance and internet access fees and reduced depreciation and amortization expenses due to lower capital expenditures and fully depreciated assets.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $7,008,437 for the year ended December 31, 2002, as compared to $10,972,280 for the year ended December 31, 2001. This decrease is primarily the result of lower distribution and advertisement-serving expenses due to renegotiated and expired agreements, reduced advertising and promotion expenses, as well as the elimination of costs associated with barter advertising arrangements during the year ended December 31, 2002, which, by contrast, totaled $200,000 during the year ended December 31, 2001. This decrease was partially offset by increased commission expense due to the build up of the Company's direct sales force, as well as higher credit card processing fees due to increased amounts of cash receipts from the sale of subscriptions.

General and Administrative Expenses

General and administrative expenses decreased to $8,715,322 for the year ended December 31, 2002, as compared to $11,425,466 for the year ended December 31, 2001. This decrease is primarily the result of the elimination of goodwill amortization ($1,026,380) in accordance with the Company's adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," together with reductions in equipment lease ($1,059,666), occupancy ($753,037), professional ($571,035), bad debt ($498,377), and franchise tax ($288,836) expenses. Such decreases were partially offset by increased compensation and related expenses ($959,958) and directors and officers insurance costs ($225,047).

Noncash Compensation Expense

Total noncash compensation expense decreased to $998,473 for the year ended December 31, 2002, as compared to $1,063,838 for the year ended December 31, 2001. This decrease was primarily the result of the absence in the year ended December 31, 2002 of costs incurred in the year ended December 31, 2001 related to shares of common stock issued to James J. Cramer in connection with his employment agreement, partially offset by additional charges related to stock options issued to a non-employee on January 15, 2002, as more fully described below. The remaining noncash compensation expense beyond the year 2002 is currently estimated to be approximately $337,400.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $845,848 during the year ended December 31, 2002 for these less than fair market value options, as compared to $776,338 during the year ended December 31, 2001.

As mentioned above, on January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years or 90 days after the termination of his services. The value of the options was $72,043, which is being amortized over the two-year period of his service to the Company. For the year ended December 31, 2002, the Company recorded noncash compensation expense of $36,022 for these options. The remaining balance of $36,021 will be recognized as noncash compensation expense during the year ending December 31, 2003.

As mentioned above, on January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half vested on January 15, 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was $198,407 at December 31, 2002. For the year ended December 31, 2002, the Company recorded noncash compensation expense of $99,203 for these options. At January 15, 2003, the value of the options was $195,124. The remaining balance of $95,921 will be recognized as noncash compensation expense during the year ending December 31, 2003.

During the year ended December 31, 2002, the Company recognized $17,400 of noncash compensation expense related to the accelerated vesting of a terminated employee's stock options.

During the year ended December 31, 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his 2001 salary under his employment agreement with the Company. This resulted in $287,500 of noncash compensation expense for the year.

Restructuring (Gain) Expenses

During the year ended December 31, 2000, the Company recorded restructuring expenses totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. For the year ended December 31, 2002, the Company recorded a gain of $77,468, which primarily represents adjustments to the Company's original estimates related to non-performing assets and the reduction of its lease obligation. For the year ended December 31, 2001, the Company recorded a gain of $3,336,931 which primarily represented adjustments to the Company's original estimates related to negotiated settlements for less than the amounts initially estimated, and the reduction of its lease obligation and non-performing assets.

Settlement Charge

No settlement charge was recorded for the year ended December 31, 2002. For the year ended December 31, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay Go2Net a total of $7,500,000 over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7,452,257 investment in the Company by Go2Net and Vulcan Ventures.

Asset Impairment

No asset impairment was recorded for the year ended December 31, 2002. For the year ended December 31, 2001, the Company recognized an impairment of $4,054,354 related to its investment in BusinessNet Online Ltd., a joint venture with Israeli newspaper publisher the Ha'aretz Group Ltd.

Interest Income

For the year ended December 31, 2002, interest income was $690,097, as compared to $2,184,258 for the year ended December 31, 2001. This decrease is the result of significantly lower interest rates and reduced cash and cash equivalents, restricted cash, and short-term investments balances.

Gain on Sale of Marketable Security

For the year ended December 31, 2002, gain on sale of marketable security was $184,667. No gain was recorded for the year ended December 31, 2001. In July 2002 the Company sold a U.S. Treasury Note (the "Treasury Note") that bore interest at the rate of 3% per annum and had a maturity date of February 29, 2004. Management's original intention was to hold the Treasury Note until maturity. However, due to changes in market conditions, the Company revised its plan and sold the Treasury Note, realizing a gain on the sale.

Discontinued Operations

In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002. As of December 31, 2002, the liquidation process has been completed, and there are no remaining assets or liabilities related to the discontinued operations.

For the year ended December 31, 2002, the Company recorded a gain on disposal of discontinued operations of $209,929, as compared to a gain of $400,000 for the year ended December 31, 2001. The gains primarily represent adjustments to the Company's original estimate related to costs to be incurred in completing the liquidation process for the Company's U.K. operations.

Comparison of Fiscal Years Ended December 31, 2001 and 2000

Net Revenues

Subscription Revenues. Subscription revenues increased to $9,073,369 for the year ended December 31, 2001, as compared to $8,333,666 for the year ended December 31, 2000. The increase in subscription revenues was primarily the result of the launch of several new subscription-based products, such as TheStreet™View, Action Alerts PLUS, The Chartman's Top Stocks, and a Streaming Real-Time Portfolio Tracker in conjunction with Money.net, as well as subscription revenue associated with SmartPortfolio.com, which was acquired in December 2000, partially offset by decreased subscription revenue associated with the Company's RealMoney.com web site. For the year ended December 31, 2001, approximately 71% of the Company's net subscription revenue was derived from annual subscriptions, as compared to 80% for the year ended December 31, 2000. We calculate net subscription revenues by deducting from gross revenues cancellation chargebacks and any refunds. During the year ended December 31, 2001, cancellation chargebacks and refunds accounted for approximately 15% of total subscription revenues, as compared to approximately 8% for the year ended December 31, 2000, in part due to cancellations during 2001 of annual subscriptions to TheStreet.com, which upon expiration in 2001 renewed at the new higher annual price point associated with their conversion to RealMoney subscriptions.

Advertising and E-Commerce Revenues. Advertising and e-commerce revenues decreased to $5,022,916 for the year ended December 31, 2001, as compared to $13,179,530 for the year ended December 31, 2000. This decrease was primarily due to a significant slowdown in the overall online advertising market resulting in reduced sales of internet sponsorship, banner and email advertisements, which contributed to a 65% reduction in our revenue per 1,000 page views. For the year ended December 31, 2001, 35% of the Company's advertising and e-commerce revenues were derived from sponsorship contracts, as compared to 56% for the year ended December 31, 2000. The number of the Company's advertisers for the year ended December 31, 2001 was 134, as compared to 237 for the year ended December 31, 2000. For the year ended December 31, 2001, the Company's top five advertisers accounted for approximately 34% of its total advertising and e-commerce revenues, as compared to approximately 26% for the year ended December 31, 2000.

Other Revenues. Other revenues decreased to $1,162,091 for the year ended December 31, 2001, as compared to $1,794,823 for the year ended December 31, 2000. This decrease was primarily the result of the absence of revenues associated with TheStreet.com television show as well as fewer barter arrangements with online and print media companies, partially offset by increased syndication revenue. Barter transactions are recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Cost of Revenues

Cost of revenues decreased to $8,776,172 for the year ended December 31, 2001, as compared to $13,070,104 for the year ended December 31, 2000. Additionally, cost of revenues as a percentage of net revenues has increased to 58% for the year ended December 31, 2001, as compared to 56% for the year ended December 31, 2000. The decrease in cost of revenues was primarily the result of reductions within the Company's editorial staff to 49 employees of December 31, 2001, as compared to 77 as of December 31, 2000. The increase in cost of revenues as a percentage of net revenues is due to the cost of revenues decreases offset by the net revenues decreases discussed above.

Product Development Expenses

Product development expenses decreased to $10,609,673 for the year ended December 31, 2001, as compared to $12,114,848 for the year ended December 31, 2000. This decrease was primarily the result of reduced consulting fees during the year ended December 31,  2001 compared to those that were incurred during the year ended December 31, 2000 in connection with the expansion of the Company's capacity to handle the increase in traffic related to the conversion of its subscription-based TheStreet.com web site to a completely free, advertising-supported site, accompanied by RealMoney.com, then a new subscription-based site, reductions within the Company's technology and product development staff to 27 employees as of December 31, 2001, as compared to 44 employees as of December 31, 2000, resulting in reduced compensation and related expenses, and lower hosting fees as a result of renegotiated and/or terminated agreements. These savings were partially offset by increased depreciation and amortization expenses related to equipment purchased to meet the demands of the increased traffic, as well as equipment from the Company's acquisition of SmartPortfolio.com, Inc. in late December 2000.

Sales and Marketing Expenses

Sales and marketing expenses decreased to $10,972,280 for the year ended December 31, 2001, as compared to $22,457,462 for the year ended December 31, 2000. This decrease was primarily the result of reduced advertising and promotion expenses resulting from the Company's strategy of decreasing non-web based advertising, a reduction in the Company's sales and marketing staff to 29 employees as of December 31, 2001, as compared to 49 as of December 31, 2000, as well as lower expense associated with barter arrangements with online and print media companies.

General and Administrative Expenses

General and administrative expenses decreased to $11,425,466 for the year ended December 31, 2001, as compared to $13,061,589 for the year ended December 31, 2000. This decrease was primarily the result of reduced occupancy costs in connection with the reduction in the Company's lease obligation for its New York office, reduced compensation and related expenses, as well as lower bad debt expense, partially offset by increased goodwill amortization related to the Company's acquisition of SmartPortfolio.com, Inc. in December 2000, as well as additional professional fees.

Noncash Compensation Expense

Total noncash compensation expense decreased to $1,063,838 for the year ended December 31, 2001, as compared to $1,370,689 for the year ended December 31, 2000.

In 1998, and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the date of grant. This resulted in noncash compensation expense incurred over the period that these specific options vest. The Company recorded noncash compensation expense of $776,338 during the year ended December 31, 2001 for these less than fair market value options, as compared to $1,370,689 during the year ended December 31, 2000.

During the year ended December 31, 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his 2001 salary under his employment agreement with the Company. This resulted in $287,500 of noncash compensation expense for the year.

Restructuring (Gain) Expenses

During the year ended December 31, 2000, the Company recorded restructuring expenses totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market to create a more flexible and efficient organization. For the year ended December 31, 2001, the Company recorded a gain of $3,336,931, which primarily represented adjustments to the Company's original estimates related to negotiated settlements for less than the amounts initially estimated, and the reduction of its lease obligation and non-performing assets.

Settlement Charge

For the year ended December 31, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay to Go2Net a total of $7,500,000 over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7,452,257 investment in the Company by Go2Net and Vulcan Ventures.

Asset Impairment

For the year ended December 31, 2001, the Company recognized an asset impairment totaling $4,054,354, as compared to none for the year ended December 31, 2000. The Company accounted for long-lived assets under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 established financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Accordingly, the Company performed a discounted cash flow analysis of all long-lived assets and in 2001 concluded that its investment in BusinessNet Online, Ltd., a joint venture with Israeli newspaper publisher the Ha'aretz Group Ltd., had been fully impaired.

Interest Income

For the year ended December 31, 2001, interest income was $2,184,258, as compared to $5,595,026 for the year ended December 31, 2000. This decrease was the result of reduced cash and cash equivalents, restricted cash, and short-term investments balances and significantly lower interest rates.

Discontinued Operations

In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the assets and liabilities of the discontinued operations were in liquidation. Accordingly, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the year ended December 31, 2001, there was no loss from discontinued operations, as compared to $10,199,945 for the year ended December 31, 2000, while the U.K. company was in operation. For the year ended December 31, 2001, the Company recorded a gain on disposal of discontinued operations of $400,000, as compared to a loss of $1,003,580 for the year ended December 31, 2000. The gain in 2001 represented an adjustment to the Company's original estimate related to costs to be incurred in completing the liquidation process.

As of December 31, 2001, the book value of the remaining current assets of the discontinued operations was $45,480. There were no remaining non-current assets.

Liquidity and Capital Resources

The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of December 31, 2002, the Company's cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $29,048,811, representing 74% of total assets.

Net cash used in operating activities of $3,669,752 for the year ended December 31, 2002 was primarily due to a net loss of $8,685,908, a decrease in restructuring reserve, an increase in accounts receivable, a decrease in accounts payable and accrued expenses, a gain on disposal of discontinued operations, and a gain on sale of marketable security. This was partially offset by noncash charges, an increase in deferred revenue and decreases in both other assets and prepaid expenses and other current assets.

Net cash provided by investing activities of $1,018,794 for the year ended December 31, 2002 consisted primarily of a decrease in restricted cash, and net sales of both short and long-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware.

Net cash used in financing activities of $524,532 for the year ended December 31, 2002 consisted primarily of the proceeds from the exercise of stock options, partially offset by the purchase of treasury stock and a decrease in note payable.

As of December 31, 2002, the Company has a total of $2,672,629 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases and insurance premiums. Of this total, the Company anticipates that $372,629 will become unrestricted within the next 12 months, and is therefore classified as a current asset. The Company anticipates that the remaining $2,300,000 of restricted cash will become unrestricted at various times through the year 2009.

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

Treasury Stock

As discussed in Note 13 to the consolidated financial statements, in December 2000 the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock. To date, the Company has purchased 5,422,100 shares of common stock at an aggregate cost of $7,215,410. The Company may from time to time engage in repurchases of common stock under the program depending upon prevailing market conditions.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,579,152, $3,274,773 and $3,921,666 for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:

Payments Due by Year
							After
Contractual obligations:	Total	2003	2004	2005	2006	2007	2007
Operating leases	$ 8,095,496	$1,312,466	$1,295,531	$1,318,692	$1,318,692	$1,130,303	$1,719,812
Employment agreements	1,688,922	1,161,589	302,333	225,000	-	-	-
Outside contributor agreements	575,867	574,200	1,667	-	-	-	-
Note payable	395,174	84,010	89,895	96,192	102,931	22,146	-
Total contractual cash obligations	$10,755,459	$3,132,265	$1,689,426	$1,639,884	$1,421,623	$1,152,449	$1,719,812

See Note 4 of the Company's audited consolidated financial statements for a discussion of an amendment in the Company's lease agreement for its office space in New York City.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Risk Factors

You should carefully consider the following material risks facing TheStreet.com. If any of the following risks occur, the Company's business, results of operations or financial condition could be materially adversely affected. The Company may also face other risks that are not discussed in the following description of its risk factors either because it is unaware of such risks or because it presently believes that such risks are immaterial. The Company cannot assure you that any of these other risks, if they were to occur, would not materially adversely affect the Company's business, results of operations or financial condition.

The Company Has a History of Losses and May Incur Further Losses

The Company has incurred operating losses in each fiscal quarter since its formation and may continue to experience operating losses in the future. As of December 31, 2002, the Company had an accumulated deficit of $147.6 million. Notwithstanding this history of operating losses, the Company expects to achieve a positive operating cash flow by the end of 2003. However, the Company will need to generate significant revenues in order to cover the significant operating expenses it expects to incur throughout the coming year. Accordingly, the Company can make no assurances that it will achieve its profitability goals and, even if the Company does achieve its profitability goals, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

The Company's Quarterly Financial Results May Fluctuate and its Future Revenues are Difficult to Forecast and May be Seasonal

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control, including:

* demand for advertising on the Company's web sites and the internet generally;

* advertising rate reductions and subscription price reductions due to decreased demand or increased competition;

* advertising budget cycles of the Company's customers;

* the Company's success in developing new products or services and the amount and timing of costs associated with that process;

* the Company's ability to enter into new and maintain its current strategic relationships;

* the amount and timing of the Company's costs for marketing and other initiatives;

* new products or services introduced by the Company or its competitors;

* content distribution fees or other costs incurred by the Company;

* costs associated with system downtime affecting the internet generally or the Company's web sites in particular; and

* general economic and market conditions.

The Company forecasts its current and future expense levels based on expected revenues and the Company's investment plans. The Company's expenses are largely fixed in nature. Therefore, the Company may not be able to adjust its spending fast enough to mitigate losses in the event its revenues decline unexpectedly. In addition, the Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year and that similar seasonal patterns have developed in the Company's industry. The Company believes that quarter-to-quarter comparisons of its operating results may not be a good indication of its future performance, nor would its operating results for any particular quarter be indicative of future operating results. Due to the above factors, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company's common stock is likely to decline.

The Company May Have Difficulty Selling its Advertising Inventory, a Significant Portion of Which Is Concentrated Among the Company's Top Advertisers

Although the market for online advertising sales has shown some signs that it is beginning to recover from its severe decline, many factors continue to weigh heavily on it, including the prolonged stock market slump, the declines in business and consumer spending, recent acts of terrorism and the war in Iraq, all of which have negatively affected readership of financial market content, such as that produced by the Company. As a result, many advertising supported web sites, particularly those in the financial sector, continue to experience difficulty selling their available inventories and maintaining their rate structures. Although the Company believes that its demographic profiles will continue to enable it to maintain its high sell-through, its ability to increase its advertising revenues depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage and the Company's ability to increase its unique visitors and page view inventory. If the Company is unable to attract the necessary traffic, or if despite such traffic, advertising revenues decrease due to the factors discussed above, the Company's business, results of operations and financial condition could be materially adversely affected.

In the fourth quarter of 2002, the Company's top five advertisers accounted for approximately 51% of its total advertising and e-commerce revenues, excluding conference sponsorship revenues. For the twelve months ended December 31, 2002, the Company's top five advertisers accounted for approximately 46% of its total advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 34% for the twelve months ended December 31, 2001. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have short notice cancellation provisions.

A General Decline in Online Advertising or Commercial Email Could Harm the Company's Business

The Company's future success is dependent in part on the use of the internet as an advertising medium. The internet advertising industry continues to evolve, and it cannot yet be compared with traditional advertising media to gauge its effectiveness, particularly from a branding perspective. As a result, demand and market acceptance for internet advertising solutions is uncertain and its growth has slowed significantly. The adoption of internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Some of these customers may find internet advertising to be less effective for promoting their products and services relative to traditional advertising media. The Company cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to internet advertising or that the demand for internet advertising will continue to develop to sufficiently support internet advertising as a significant advertising medium. If the demand for internet advertising decreases, then the Company's business, results of operations and financial condition could be materially and adversely affected.

Moreover, "filter" software programs that limit or prevent advertising from being delivered to a web user's computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect the Company's advertising revenues. In addition, some internet commentators, privacy advocates and federal and state officials have suggested that legislation may be needed to better safeguard online privacy, by the limitation or elimination of the use of cookies, by so-called "opt-in" requirements that permit the sharing of personal information only if consumers have actively agreed to it, or by other methods. If such legislation is passed, it is likely to restrict the ability of online advertisers to target their ads, which may result in a decrease in online advertising rates or online advertising spending generally. Such a decrease could materially adversely affect the Company's advertising revenues.

The Company also derives advertising revenues from email advertising and other email services (including the marketing of its own products via email), which exposes it to potential liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, privacy violations or interruptions or delays in email service. Recently, many internet service providers, or ISPs, have implemented aggressive campaigns to reduce the use of unsolicited commercial email, popularly known as "spam," on their networks. Although the Company believes that its email advertising practices are in compliance with applicable laws and policies, if one or more ISPs were to deem the Company's email advertising and marketing practices to be violative of their anti-spam policies, their technology could be used to block or limit the Company's advertising and marketing efforts. The occurrence of any of the foregoing could materially adversely affect the Company's business, results of operations and financial condition.

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

The Company May Have Difficulty Adding Subscribers and Retaining Current Subscribers

The Company continues to seek to retain its current subscribers and to attract new subscribers. As of December 31, 2002, the Company had approximately 66,000 paid annual and monthly subscribers (not including free trials, but including an estimate of subscribers paid for as part of certain bulk deals) to 14 subscription products, as compared to approximately 77,000 such subscribers to 10 subscription products as of December 31, 2001. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on TheStreet.com site. However, given the availability of such free financial information, the Company may not be able to retain its current subscribers and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines significantly or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In Developing New and Enhanced Products and Services Could Harm the Company's Business

In 2002, the Company introduced additional products and services and enhanced existing products and services designed to help retain its current subscribers and attract new subscribers. The Company intends to do more of the same in 2003. However, if the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

Because the Company Is in the Early Stages Of Developing its Proprietary Equity Research Business, the Company Is Subject to Risks and Uncertainties Associated With Developing and Operating a New Business and May Not Achieve Profitability in this New Business

In October 2002, the Company formed Independent Research Group LLC as a wholly-owned subsidiary to operate its proprietary equity research business. IRG expects to begin coverage of equities in the second quarter of 2003. Since its formation, IRG has incurred start-up costs and expenses, but has not yet generated any revenues. The Company will encounter risks, uncertainties, expenses and difficulties as it proceeds to develop and operate this new business, including, among others, those relating to licensing, staffing, regulatory compliance and gaining market acceptance of its products. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenues or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG's Revenues May Not Be Sufficient to Cover its Expenses

IRG's current business plan involves only the production of proprietary equity research and the dissemination of that research to institutional money managers and hedge funds at no charge to these customers. In return, IRG expects that these institutional money managers and hedge funds will voluntarily elect to execute transactions through IRG's correspondent clearing broker and direct to IRG a portion of commissions reasonable in relation to the value of the research provided by IRG. These arrangements are subject to various regulatory requirements. See "Business - Marketing - Professional Marketing - Soft-Dollar Brokers." IRG does not expect to conduct other revenue generating activities at this time. Because there is no guarantee that revenues will be generated in connection with its proprietary equity research, the Company can make no assurances that IRG's revenues will be sufficient to cover its expenses.

The Company's Success in Developing and Operating its Proprietary Equity Research Business Will Depend in Part on the Demand for Equity Investment in the Marketplace

The Company's ability to develop and operate its proprietary equity research business will depend in part on the strength of the market for equity securities generally. Recently, the market for equity securities has been depressed due to factors beyond the Company's control, including the adverse effects of current general economic conditions, recent acts of terrorism and the war in Iraq. These events may have a material adverse affect on demand for the Company's proprietary equity research.

If the Company Does Not Develop and Maintain an Effective Sales Force its Business, Results of Operations and Financial Condition Could Be Materially Adversely Affected

The Company depends upon its sales force to sell advertising on, and subscriptions for, its web sites and other products. The Company has experienced in the past, and may experience in the future, costly, high turnover in the ranks of its sales force. In addition to replacement costs, this exposes the Company to risks of competition from other companies in hiring and retaining qualified sales personnel, decreased productivity during training and orientation periods, and potential failure to integrate and motivate new and existing sales personnel. If the Company is unable to attract and retain qualified sales representatives, its business, results of operations and financial condition could be materially adversely affected.

Unforeseen Development Difficulties May Hinder the Company's Efforts

Over the past two years, the Company has significantly enhanced its design and its technological infrastructure to further improve its sites and to accommodate increased traffic, and intends to continue such development activities. However, unforeseen development difficulties could prevent the Company from implementing such improvements or cause the costs to implement such improvements, including design, technology and related costs, to be higher than anticipated.

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

Intense Competition Could Reduce the Company's Market Share and Harm its Financial Performance

As our business has expanded into new areas, such as equity research and advisory reports, we face competition for customers, advertisers, employees and contributors not only with financial news and information sources, but also with many types of companies, including:

* online services or web sites focused on business, finance, or investing such as The Wall Street Journal Interactive Edition (www.wsj.com), DowJones.com, Forbes.com, SmartMoney.com, CBS.Marketwatch.com and The Motley Fool;

* publishers and distributors of traditional media focused on finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs;

* investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing;

* information and analysis providers such as Standard & Poors; and

* those involved in the creation and production of investor education conferences.

The Company, through IRG, is a new entrant into the proprietary equity research business. As a result, the Company will face significant competition from established Wall Street investment banking firms, large financial institutions, equity research boutiques and other securities professionals that offer similar information and that have firmly established customer relationships. The Company cannot guarantee that it will be able to compete effectively with its current or future competitors or that this competition will not significantly harm its business.

The Company's ability to compete depends on many factors, including the independence, insightfulness, trustworthiness and timeliness of its content and that of the Company's competitors, the success of the Company's recommendations and research, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company's sales and marketing efforts.

Many of the Company's existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. This may allow them to devote greater resources than the Company can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. The Company's competitors may develop content that is equal or superior to the Company's or that achieves greater market acceptance than the Company's. It is also possible that new competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully for customers, advertisers, employees and contributors, which could materially adversely affect the Company's business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition.

The Company also competes with other web sites, television, radio, print media and conference providers for a share of advertisers' total advertising budgets. If advertisers perceive the internet or the Company's web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to internet advertising or to advertising on the Company's web sites.

A Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease the Company's Subscriber and Reader Base, Which May Harm the Company's Business

The Company depends on establishing and maintaining content syndication and headline indexing relationships with high-traffic web sites for a significant portion of its current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and the Company may have to pay significant fees to establish additional content syndication and headline indexing relationships with large, high-traffic partners or maintain existing relationships in the future. The Company may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

Many companies that the Company may approach for a strategic relationship or who already have strategic relationships with the Company also provide investment commentary, advice, research, analysis or news from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with the Company. The Company's business, results of operations and financial condition could be materially adversely affected if the Company does not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of the Company's strategic relationships do not result in an increase in the number of subscribers or readers of its web sites and other products.

The Company May Be Unable to Grow Through Acquisitions and Integrate Future Acquisitions into its Business

The Company's growth strategy may involve acquisitions of other companies. However, the Company may be unable to successfully pursue and complete acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from the Company's senior management, which will limit the amount of time these individuals will have available to devote to the Company's existing operations. There can be no assurance that the Company would be able to successfully integrate these acquisitions into its business or implement its plans without delay or substantial cost. In addition, future acquisitions by the Company could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon the Company's business, financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Difficulties Associated With the Company's Brand Development May Harm its Ability to Attract Subscribers and Readers

The Company believes that maintaining and growing awareness about the TheStreet.com and RealMoney brands, among others, is an important aspect of its efforts to continue to attract users. The Company's new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Although the Company's efforts to build brand awareness have been successful with respect to certain of the Company's brands, they may not be cost effective or successful in the future in reaching potential users, and some potential users may not be receptive to the Company's advertising campaign or other efforts. Accordingly, the Company cannot assure you that such efforts will be successful in raising awareness of TheStreet.com, RealMoney or other brands or in persuading potential users to subscribe to the Company's products or visit the Company's sites.

Failure to Maintain the Company's Reputation for Trustworthiness May Reduce the Number of its Readers, Which May Harm its Business

It is very important that the Company maintains its reputation as a trustworthy organization. The occurrence of events, including the Company's misreporting a news story, the non-disclosure of a stock ownership position by one or more of the Company's writers, the manipulation of a security by one or more of the Company's outside contributors, or other breach of the Company's compliance policies, could harm the Company's reputation for trustworthiness. These events could result in a significant reduction in the number of the Company's readers, which could materially adversely affect its business, results of operations and financial condition.

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

The Company's Ability to Maintain and Increase its Customer Base Depends in Large Part on the Continued Growth in Use and Efficient Operation of the Web

The web-based information market continues to evolve. The Company's business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

* inadequate network infrastructure;

* security and privacy concerns;

* inconsistent quality of service; and

* unavailability of cost-effective, high-speed access to the internet.

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

Government Regulation and Legal Uncertainties

Internet Communications, Commerce and Privacy Regulation. Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of e-commerce transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. Several telecommunications companies have petitioned the Federal Communications Commission to regulate internet service providers and online services providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. The governments of other states or foreign countries might attempt to regulate the Company's transmissions or levy sales or other taxes relating to the Company's activities. These regulations, if imposed, could increase the cost of transmitting data over the web.

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

The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, affecting the Company and its customers. During the past two years, the U.S. federal and various state governments have investigated certain internet companies regarding their use of personal information and have proposed limitations on the collection and use of information regarding internet users including, for example, a prohibition on the sharing of personal information absent explicit consumer agreement, or "opt-in". The European Union has enacted its own privacy regulations, which have resulted in limits on the collection and use of certain information from users in Europe. Other jurisdictions may follow. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if the Company were required to defend its privacy practices against agency investigations. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company's business, financial condition and results of operations.

Laws and regulations directly applicable to internet communications, commerce and advertising are becoming more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the internet generally and decrease the acceptance of the internet as a communications, commercial and advertising medium. The laws governing the internet remain largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy apply to the internet, internet publishing and internet advertising.  Any new laws or regulations relating to the delivery of the Company's products and services, the dissemination of commercial email advertising and marketing messages, or certain application or interpretation of existing laws, could decrease the growth in the use of the internet, decrease the demand for the Company's products and services, reduce the Company's ability to market its products and services, or otherwise materially adversely affect the Company's business, financial condition and results of operations.

Securities Industry Regulation. Over the past two years, the Company's activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG has applied for registration with the SEC and for membership in the NASD as a broker-dealer in connection with its proposed activities as an introducing broker and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company's and IRG's business, results of operations and financial condition.

Investment advisors such as the Company are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

* advertising,

* record-keeping,

* conduct of directors, officers and employees, and

* supervision of advisory activities.

Likewise, broker-dealers are subject to regulations of the SEC, state regulators and self-regulatory organizations, such as the NASD, covering all aspects of the operation of their business, including, among others:

* recommendations of securities,

* equity research,

* execution of customers' orders,

* capital structure,

* record-keeping,

* advertising,

* conduct of directors, officers and employees, and

* supervision of securities and research activities.

Violations of the regulations governing the actions of investment advisors and broker-dealers may result in the revocation of such licenses, the imposition of censures or fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a firm, its officers, or its employees from the securities business.

The Company and IRG's ability to comply with all applicable securities laws and rules is largely dependent on its establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as its ability to attract and retain qualified compliance personnel.

Furthermore, because the Company and IRG operate in industries subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules can have a significant impact on the Company and IRG's ability to compete in the securities industry. For example, the recent enactment of the Sarbanes-Oxley Act of 2002 and other actions by various regulatory authorities and industry organizations impose significant new requirements on broker-dealers and securities analysts issuing research reports on equity securities and their supervisors. The new requirements include an obligation to disclose conflicts and prohibitions designed to promote objectivity and independence of the securities analyst. The Company does not expect these changes to materially adversely affect its business plan for IRG. However, the Company cannot guarantee that the SEC or other federal and state governmental regulatory authorities and self-regulatory organizations regulating the actions of broker-dealers and investment advisors will not further regulate, or change existing legislation affecting, the Company and IRG's business in the future in a manner that could harm the Company and IRG's business, results of operations and financial condition.

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

Volatility of the Company's Stock Price Could Adversely Affect the Company's Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From October 1 through December 31, 2002, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $2.02 to $3.48. As of March 26, 2003, the closing sale price was $3.14. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

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

Item 8. Financial Statements and Supplementary Data

The Company's consolidated financial statements required by this item are included in Item 15 of this report.

See Note 3 to the Company's audited consolidated financial statements for a discussion of the discontinuation of the Company's U.K. operations.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Prior to 2003, the Audit Committee of the Board of Directors of the Company considered and recommended to the Board the selection of TheStreet.com's independent public accountants. The final selection, which was made by the Board, was subject to ratification by stockholders at the Company's annual meeting. At an Audit Committee meeting on February 12, 2002, the committee voted to put into review the Company's selection of independent public accountants for 2002. The Company invited four firms, including Arthur Andersen LLP ("Andersen"), the Company's then-current accountants, to participate. On March 5, 2002, prior to its scheduled participation in the review, Andersen informed the Company that it was resigning its engagement, effective upon completion of the 2001 audit and filing of the related Annual Report on Form 10-K. A copy of Andersen's letter to the Company dated March 5, 2002 informing the Company of its resignation and a copy of the Company's letter to Andersen in response, dated March 6, 2002 are incorporated by reference herein as Exhibits 16.1 and 16.2, respectively, to our Current Report on Form 8-K filed with the SEC on March 12, 2002. As recommended by the Audit Committee, the Company's Board of Directors on March 12, 2002 engaged Ernst & Young LLP to serve as the Company's independent public accountants for 2002. The appointment of Ernst & Young LLP was ratified by the Company's stockholders at the 2002 annual meeting held on May 29, 2002.

Andersen's reports on the Company's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. Andersen's report on the Company's consolidated financial statements for 2001 was issued on an unqualified basis and filed with TheStreet.com's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

During the fiscal years ended December 31, 2000 and 2001, and through March 12, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosures at the time of the original filing. A copy of Andersen's letter to the Securities and Exchange Commission, dated March 12, 2002, stating its agreement with such statements, is incorporated by reference herein as Exhibit 16.3 to the Company's Current Report on Form 8-K filed with the SEC on March 12, 2002.

During the fiscal years ended December 31, 2000 and 2001, and through March 12, 2002, the Company did not consult Ernst & Young LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2003, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2003, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information provided below, information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2003, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

The Company has only one equity compensation plan, TheStreet.com 1998 Stock Incentive Plan, as amended and restated, which was approved most recently by the Company's stockholders at its annual meeting on May 29, 2002. The following table sets forth certain information, as of December 31, 2002, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,861,912	$4.35	2,553,696 [1]

1 Aggregate number of shares available for grant under TheStreet.com 1998 Stock Incentive Plan, which grants may be in the form of stock options, restricted stock or deferred stock in the discretion of the Board of Directors, with respect to non-employee director~~s~~ grants, or the Compensation Committee, with respect to all other grants.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2003, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Consolidated Financial Statements:

See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

2. Consolidated Financial Statement Schedules:

See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

3. Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
[1]3.1	Amended and Restated Certificate of Incorporation
[2]3.2	Amended and Restated Bylaws
[1]4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein.
[1]4.2	TheStreet.com Rights Agreement
[3]4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
[4]4.4	Specimen Certificate for TheStreet.com's common stock
[5]10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
10.2	Annual Incentive Plan
10.3(a)	Amended and Restated Employment Agreement, dated January 1. 2002, between James Cramer and TheStreet.com, Inc.
10.3(b)	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.
10.4	Employment Agreement, dated January 1, 2002, between Thomas J. Clarke and TheStreet.com, Inc.
10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
[6]16.1	Letter re: Change in Certifying Accountants
[6]16.2	Correspondence re: Change in Certifying Accountants
[6]16.3	Correspondence re: Change in Certifying Accountants
23.1	Consent of Ernst & Young LLP
23.2	Information Regarding Consent of Arthur Andersen LLP
99.1	Section 1350 Certification of CEO
99.2	Section 1350 Certification of CFO

1 Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

2 Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

3 Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

4 Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 dated April 19, 1999.

5 Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 2002.

6 Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 5, 2002.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet.com, Inc.
Dated: March 31, 2003	By:	/s/ Thomas J. Clarke, Jr. Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Thomas J. Clarke, Jr. Thomas J. Clarke, Jr.	Chief Executive Officer and Chairman of the Board	March 31, 2003
/s/ Lisa A. Mogensen Lisa A. Mogensen	Chief Financial Officer	March 31, 2003
/s/ Richard Broitman Richard Broitman	Controller	March 31, 2003
/s/ James J. Cramer James J. Cramer	Director	March 31, 2003
/s/ Douglas McIntyre Douglas McIntyre	Director	March 31, 2003
/s/ James M. Meyer James M. Meyer	Director	March 31, 2003
/s/ Daryl Otte Daryl Otte	Director	March 31, 2003
/s/ Martin Peretz Martin Peretz	Director	March 31, 2003
/s/ Jeffrey A. Sonnenfeld Jeffrey A. Sonnenfeld	Director	March 31, 2003

CERTIFICATIONS

I, Thomas J. Clarke, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of TheStreet.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/Thomas J. Clarke, Jr. Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Lisa A. Mogensen, certify that:

1. I have reviewed this annual report on Form 10-K of TheStreet.com, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ Lisa A. Mogensen Lisa A. Mogensen Chief Financial Officer

THESTREET.COM, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

Report of Independent Auditors

Board of Directors and Stockholders

TheStreet.com, Inc.

We have audited the accompanying consolidated balance sheet of TheStreet.com, Inc (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated February 12, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2002 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 11 with respect to 2001 and 2000 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss per share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 11 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP New York, New York January 31, 2003, except for the Legal Proceedings section in Note 14, as to which the date is February 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following audit report of Arthur Andersen LLP, our former independent auditors, is a copy of the original report dated February 12, 2002, rendered by Arthur Andersen LLP on the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K filed on April 1, 2002, and has not been reissued by Arthur Andersen LLP since that date, nor has it provided a consent to the inclusion of its report in this Annual Report on Form 10k.

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

Arthur Andersen LLP

New York, New York

February 12, 2002

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$ 21,565,018	$ 24,740,508
Restricted cash	372,629	950,000
Short-term investments	4,811,164	5,548,499
Accounts receivable, net of allowance for doubtful
accounts of $212,312 as of December 31, 2002 and
$490,263 as of December 31, 2001	1,676,974	1,003,927
Other receivables	91,622	114,374
Receivable from related parties	105,439	101,994
Prepaid expenses and other current assets	1,020,433	1,085,332
Net current assets of discontinued operations	-	45,480
Total current assets	29,643,279	33,590,114

Property and equipment, net	3,643,275	6,480,562
Other assets	491,875	651,103
Receivable from related parties	206,222	243,249
Goodwill	1,990,312	1,559,426
Other intangibles, net	1,153,333	1,863,333
Restricted cash	2,300,000	2,500,000
Total assets	$ 39,428,296	$ 46,887,787

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 733,409	$ 1,104,498
Accrued expenses	3,660,029	3,938,856
Restructuring reserve	-	1,366,775
Deferred revenue	5,512,669	3,165,276
Current portion of note payable	84,010	78,510
Other current liabilities	18,127	27,239
Total current liabilities	10,008,244	9,681,154
Note payable	311,164	395,174
Total liabilities	10,319,408	10,076,328

Stockholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 100,000,000 shares
authorized; 29,007,394 shares issued and 23,585,294
shares outstanding at December 31, 2002, and 28,331,883
shares issued and 23,506,927 shares outstanding at
December 31, 2001	290,074	283,319
Additional paid-in capital	183,794,159	183,022,780
Deferred compensation	(205,434)	(1,060,315)
Treasury stock at cost; 5,422,100 shares at December 31, 2002
and 4,824,956 shares at December 31, 2001	(7,215,410)	(6,565,732)
Accumulated deficit	(147,554,501)	(138,868,593)
Total stockholders' equity	29,108,888	36,811,459
Total liabilities and stockholders' equity	$ 39,428,296	$ 46,887,787
The accompanying notes to the consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,
	2002	2001	2000

Net revenues:
Subscription revenues	$ 14,908,512	$ 9,073,369	$ 8,333,666
Advertising and e-commerce revenues	4,371,584	5,022,916	13,179,530
Other revenues	1,566,590	1,162,091	1,794,823
Total net revenues	20,846,686	15,258,376	23,308,019
Cost of revenues	7,120,914	8,776,172	13,070,104
Gross profit	13,725,772	6,482,204	10,237,915

Operating expenses:
Product development expenses	6,851,609	10,609,673	12,114,848
Sales and marketing expenses	7,008,437	10,972,280	22,457,462
General and administrative expenses	8,715,322	11,425,466	13,061,589
Noncash compensation expense	998,473	1,063,838	1,370,689
Restructuring (gain) expenses	(77,468)	(3,336,931)	17,575,522
Settlement charge	-	2,535,660	-
Asset impairment	-	4,054,354	-
Severance expense	-	971,668	-
Total operating expenses	23,496,373	38,296,008	66,580,110
Loss from continuing operations	(9,770,601)	(31,813,804)	(56,342,195)
Interest income	690,097	2,184,258	5,595,026
Gain on sale of marketable security	184,667	-	-
Net loss from continuing operations	(8,895,837)	(29,629,546)	(50,747,169)
Discontinued operations:
Loss from discontinued operations	-	-	(10,199,945)
Gain (loss) on disposal of discontinued operations	209,929	400,000	(1,003,580)
Gain (loss) from discontinued operations	209,929	400,000	(11,203,525)
Net loss	$ (8,685,908)	$ (29,229,546)	$ (61,950,694)

Net (loss) income per share - basic and diluted:
Continuing operations	$ (0.38)	$ (1.14)	$ (1.94)
Discontinued operations	0.01	0.02	(0.43)
Net loss	$ (0.37)	$ (1.12)	$ (2.37)
Weighted average basic and diluted shares outstanding	23,558,886	26,031,677	26,105,610
The accompanying notes to the consolidated financial statements are an integral part of these statements

THESTREET.COM, INC STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
	Shares	Par Value	Additional Paid in Capital	Deferred Compensation	Shares	Cost	Accumulated Deficit	Accumulated Other Comprehensive Loss	Advertising Receivable	Total Stockholders' Equity
	Common Stock				Treasury Stock
Balance at December 31, 1999	25,248,434	$252,484	$174,363,323	$(5,450,860)	-	$ -	$ (47,688,353)	$(20,618)	$(10,042,062)	$111,413,914
Issuance of common stock for acquisition	42,107	422	274,578	-	-	-	-	-	-	275,000
Issuance of common stock and warrants for cash	1,340,334	13,403	6,465,113	-	-	-	-	-	-	6,478,516
Issuance of common stock related to discontinued operations	1,250,000	12,500	3,346,875	-	-	-	-	-	-	3,359,375
Exercise of options	193,608	1,936	369,053	-	-	-	-	-	-	370,989
Noncash advertising expense	-	-	-	-	-	-	-	-	1,083,839	1,083,839
Restructuring expense	-	-	-	-	-	-	-	-	8,958,223	8,958,223
Noncash compensation expense:							-	-
Compensation expense	-	-	-	1,270,689	-	-			-	1,270,689
Decrease due to resignations	-	-	(1,930,599)	1,930,599	-	-	-	-	-	-
UK compensation expense	-	-	-	100,000	-	-	-	-	-	100,000
Other comprehensive income - foreign currency translation	-	-	-	-	-	-	-	20,618	-	20,618
Net loss	-	-	-	-	-	-	(61,950,694)	-	-	(61,950,694)
Balance at December 31, 2000	28,074,483	280,745	182,888,343	(2,149,572)	-	-	(109,639,047)	-	-	71,380,469
Issuance of common stock for acquisition	77,984	780	155,188	-	-	-	-	-	-	155,968
Exercise of options	79,416	794	5,668	-	-	-	-	-	-	6,462
Stock repurchase	-	-	-	-	(4,824,956)	(6,565,732)	-	-	-	(6,565,732)
Noncash compensation expense:
Compensation expense	-	-	-	1,163,838	-	-	-	-	-	1,163,838
Decrease due to resignations	-	-	(312,919)	312,919	-	-	-	-	-	-
UK compensation expense	-	-	-	(100,000)	-	-	-	-	-	(100,000)
Issuance of common stock for services	100,000	1,000	286,500	(287,500)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(29,229,546)	-	-	(29,229,546)
Balance at December 31, 2001	28,331,883	283,319	183,022,780	(1,060,315)	(4,824,956)	(6,565,732)	(138,868,593)	-	-	36,811,459
Issuance of common stock for acquisition	489,644	4,896	425,990	-	-	-	-	-	-	430,886
Exercise of options	185,867	1,859	201,797	-	-	-	-	-	-	203,656
Stock repurchase	-	-	-	-	(597,144)	(649,678)	-	-	-	(649,678)
Noncash compensation expense:
Compensation expense	-	-	-	845,848	-	-	-	-	-	845,848
Decrease due to resignations	-	-	(9,033)	9,033	-	-	-	-	-	-
Modification of stock option	-	-	17,400	-	-	-	-	-	-	17,400
Options issued to outside contributor	-	-	135,225	-	-	-	-	-	-	135,225
Net loss	-		-	-	-	-	(8,685,908)	-	-	(8,685,908)
Balance at December 31, 2002	29,007,394	$290,074	$183,794,159	$ (205,434)	(5,422,100)	$(7,215,410)	$(147,554,501)	$ -	$ -	$ 29,108,888

The accompanying notes to the consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$ (8,685,908)	$(29,229,546)	$ (61,950,694)
Adjustments to reconcile net loss to cash used in
operating activities, net of acquired businesses:
Noncash compensation expense	998,473	1,063,838	1,370,689
Noncash advertising expense	121,054	30,000	1,083,839
Noncash asset impairment	-	4,054,354	-
Noncash restructuring expenses	-	(3,610,561)	-
Gain on disposal of discontinued operations	(209,929)	-	-
Gain on sale of marketable security	(184,667)	-	-
Net loss on disposal of fixed assets	90,514	-	-
Provision for doubtful accounts	41,444	355,714	913,187
Depreciation and amortization	4,155,259	5,359,432	3,259,600
Minority interest	-	-	(4,940,446)
Gain on purchase of minority interest	-	-	(4,536,920)
Non-current assets of discontinued operations	-	426,218	2,446,910
Net current assets of discontinued operations	45,480	1,796,500	700,356
Asset writeoff to restructuring expense	-	-	10,652,119
Changes in operating assets and liabilities:
Accounts receivable	(714,491)	2,742,447	(2,193,430)
Other receivables	22,752	(57,064)	1,736,715
Receivable from related party	33,582	(185,243)	(60,000)
Prepaid expenses and other current assets	64,899	1,863,895	(585,615)
Other assets	156,412	90,702	68,146
Accounts payable and accrued expenses	(455,078)	(4,864,593)	(101,729)
Restructuring reserve	(1,487,829)	(1,565,753)	6,485,125
Deferred revenue	2,347,393	(891,963)	1,037,939
Other current liabilities	(9,112)	(987,912)	1,022,151
Net cash used in operating activities	(3,669,752)	(23,609,535)	(43,592,058)

Cash Flows from Investing Activities:
Purchase of short-term investments	10,902,082)	(14,000,000)	(64,035,442)
Sale of short-term investments	11,639,417	32,822,265	49,390,000
Purchase of marketable security	(9,911,651)	-	-
Sale of marketable security	10,096,318	-	-
Purchase of investment in held to maturity securities	-	(6,000,000)	-
Sale of investment in held to maturity securities	-	6,000,000	-
Purchase of Long Term Investments	-	-	(1,125,000)
Loans to Business Net Online Ltd.	-	(1,254,354)	(550,000)
Restricted cash	777,371	-	-
Capital expenditures	(703,670)	(1,598,159)	(5,802,886)
Proceeds from the disposal of discontinued operations	15,091	-	-
Purchase of minority interest in discontinued operations	-	-	(3,050,000)
Proceeds from the sale of fixed assets	8,000	-	-
Acquisition of business, net of cash acquired	-	(5,400,000)	(4,987)
Net cash provided by (used in) investing activities	1,018,794	10,569,752	(25,178,315)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	203,656	6,462	6,849,505
Note payable	(78,510)	-	-
Purchase of treasury stock	(649,678)	(6,565,732)	-
Net cash (used in) provided by financing activities	(524,532)	(6,559,270)	6,849,505
Effect of exchange rate on changes in cash	-	-	20,618
Net decrease in cash	(3,175,490)	(19,599,053)	(61,900,250)
Cash and cash equivalents, beginning of year	24,740,508	44,339,561	106,239,811
Cash and cash equivalents, end of year	$ 21,565,018	$ 24,740,508	$ 44,339,561

Supplemental disclosures of cash flow information:

Cash payments made for interest	$ 42,820	$ -	$ -

Supplemental disclosures of noncash investing and financing activities:

During 2002, the Company issued 489,644 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc.
The shares were valued at $430,886.

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
The shares were valued at $275,000.

During 2000, the Company acquired equipment under capital leases totaling $2,388,239.
The accompanying notes to the consolidated financial statements are an integral part of these statements

THESTREET.COM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet.com, Inc. and its wholly-owned subsidiaries (collectively, the "Company") is a leading provider of independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. Today, the Company's content is available across diverse media platforms, including the internet, radio, and conferences.

In October 2002, the Company established Independent Research Group LLC ("IRG"), a wholly-owned subsidiary, to address the needs of institutional clients for unbiased, independent, objective and insightful equity research. IRG did not have significant operations during 2002 and plans to begin operations in 2003.

The Company does not believe it currently operates in more than one segment. The chief operating decision maker allocates resources and assesses the performance associated with advertising, subscription or other activities on a single-segment basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts receivable, the useful lives of fixed assets and the valuation of goodwill, intangible assets and investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of TheStreet.com, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates its revenues primarily from subscriptions and advertising.

Subscription revenues represent customer subscriptions that provide subscribers access to investment commentary, advice, research, analysis and news. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenues by deducting refunds and cancellation chargebacks from gross revenues.  Net subscription revenues are recognized ratably over the subscription period.  Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Advertising and e-commerce revenue, derived from the sale of internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company's web sites, as well as from conference sponsorships, is recognized ratably in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's web sites. Such amounts are recognized as revenue in the month earned.

Other revenues consist primarily of conference attendee revenue, revenue related to James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenues, royalties earned from the Company's investing book, reprint revenues, and barter advertising arrangements (only for fiscal years in which such arrangements occurred). Revenues from barter transactions are recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements are displayed on the Company's web sites. Under the provisions of EITF 99-17, barter transactions are recorded at the fair value of the advertising surrendered. There was no barter revenue recognized during the year ended December 31, 2002. Barter revenue recognized during the year ended December 31, 2001, and 2000 was $200,000 and $1,081,900, respectively. Fair value is determined by the comparable advertising market rates at the time of placement.

Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

The Company considers all short-term investment grade securities with a maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments consist primarily of commercial paper and certificates of deposit with maturities of less than one-year and are considered available for sale. The Company has a total of $2,672,629 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore classified as restricted cash at December 31, 2002. The letters of credit serve as security deposits for operating leases and insurance premiums. Of this total, the Company anticipates that $372,629 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Company's consolidated balance sheet at December 31, 2002. The Company anticipates that the remaining $2,300,000 of restricted cash will become unrestricted at various times through the year 2009.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software, in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2002 and 2001, the Company capitalized $190,482 and $258,468, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract ("EITF") Issue number 00-2, "Accounting for Web Site Development Costs." EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. For the years ended December 31, 2002 and 2001, the Company did not capitalize any web site development costs.

Capitalized software and web site development costs are amortized using the straight-line method over the estimated useful life of the software of three years. Total amortization expense was $323,302, $264,471 and $43,696, for the years ended December 31, 2002, 2001 and 2000, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires companies to stop amortizing goodwill and certain other intangible assets with an indefinite useful life. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets which had no impact on the Company's financial statements. An impairment test was performed again as of September 30, 2002, which also had no impact on the Company's financial statements. (See Note 11)

Long-Lived Assets

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations," for a disposal of a segment of a business. The adoption of SFAS 144 as of January 1, 2002 did not have any significant impact on the Company's consolidated financial position, results of operations or cash flows.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely that some or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, short term investments, accounts and other receivables, and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Foreign Currency Exchange

The financial statements of the Company's former U.K. subsidiary were prepared in their local currency and translated into U.S. dollars based on the current exchange rate at the balance sheet date and an average rate for the statement of operations. Such translation adjustments were reflected in accumulated comprehensive loss.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains all its cash and cash equivalents in three financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

Net Loss Per Share of Common Stock

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS is identical to basic EPS since stock options were excluded from the calculation, as their effect is antidilutive.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising costs were $554,598, $1,371,631, and $9,561,480, respectively.

Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25").

On December 31, 2002, the Company adopted Financial Accounting Standards Board  Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (" FASB No. 148"). FASB No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. FASB No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While FASB No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

Had compensation for the Comany's 1998 Stock Option Plan, as amended and restated, been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

For the Year Ended December 31,
	2002	2001	2000
Noncash compensation, as reported	$ 998,473	$ 1,063,838	$ 1,370,689
Noncash compensation, pro forma	$ 4,020,789	$ 4,101,827	$ 4,306,854
Net loss, as reported	$ (8,685,908)	$(29,229,546)	$(61,950,694)
Net loss, pro forma	$(11,708,224)	$(32,267,535)	$(64,886,859)
Basic and diluted loss per share, as reported	$ (0.37)	$ (1.12)	$ (2.37)
Basic and diluted loss per share, pro forma	$ (0.50)	$ (1.24)	$ (2.49)

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) Acquisitions

On December 20, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of SmartPortfolio.com, Inc. The Company paid initial consideration in January 2001 of $5,400,000 cash and 77,984 shares of the Company's common stock, having a value on the payment date of approximately $156,000. In January 2002, in connection with the purchase agreement, the Company issued 489,644 additional shares of the Company's common stock to the former owners of SmartPortfolio.com, Inc., which was subsequently repurchased for approximately $430,900. This represented the final consideration to be paid in connection with the acquisition. Additionally, the Company incurred legal fees in connection with the acquisition totaling approximately $91,900 during the year ended December 31, 2000.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition and the subsequent issuance and repurchase of 489,644 shares of the Company's common stock, the Company recorded total goodwill of $2,770,025, which was the excess purchase price over the value of the net assets acquired. During the year ended December 31, 2001, goodwill was amortized using the straight-line method over a useful life of three years. As of December 31, 2001, a total of $779,713 had been recorded as amortization expense, and is included within general and administrative expenses in the accompanying consolidated statements of operations. The Company also acquired other intangible assets of $2,720,000, of which $1,980,000 are being amortized using the straight-line method over a useful life of three years. As of January 1, 2002, in accordance with SFAS 142, the goodwill and certain acquired other intangible assets are no longer amortized (See Note 11).

The following unaudited information presents the pro forma results of operations for the Company for the year ended December 31, 2000 as if the acquisition of SmartPortfolio.com, Inc. had occurred on the first day of that year:

December 31, 2000
Net revenues	$ 25,593,586
Net loss from continuing operations	$(51,516,479)
Loss from discontinued operations	$(11,203,525)
Net loss	$(62,720,004)
Net loss per share - basic and diluted:
Continuing operations	$ (1.97)
Discontinued operations	$ (0.43)
Net loss	$ (2.40)
Weighted average basic and diluted shares outstanding	26,183,594

On May 11, 2000, the Company acquired all of the outstanding common stock of BiGFiSH Management, Inc., a conference and event production firm, for $250,000 cash and 42,107 shares of the Company's common stock, having a value on the closing date of $275,000. As the acquired company had only nominal assets, the entire purchase price of $525,000 was recorded as goodwill. During the year ended December 31, 2000, goodwill was amortized using the straight-line method over a useful life of three years. As of December 31, 2000, a total of $116,670 had been recorded as amortization expense, and is included within general and administrative expenses in the accompanying consolidated statements of operations. Due to the exit plan adopted by the Company in 2000, the remaining goodwill of $408,330 was charged as restructuring expenses on the consolidated statements of operations.

In December 1999, the Company acquired all of the outstanding stock of ipoPros.com, Inc ("ipoPros"). The Company paid total consideration of approximately $2,040,000 in cash and common stock. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. Additionally, in connection with the acquisition, the founder and majority shareholder of ipoPros agreed not to engage in activities on behalf of any U.S. organization. The Company assigned a value of $150,000 to this non-compete agreement. As a result of this acquisition, the Company recorded goodwill of $1,928,349, which is the excess purchase price over the value of the net assets acquired. During the year ended December 31, 2000, goodwill was amortized using the straight-line method over a useful life of three years. As of December 31, 2000, a total of $642,783 had been recorded as amortization expense, and is included within general and administrative expenses in the accompanying consolidated statements of operations. Due to the exit plan adopted by the Company in 2000, the remaining goodwill of $1,285,566 was charged as restructuring expenses on the consolidated statements of operations.

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

In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations and entered into an agreement with the other shareholders in TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002.

Under accounting principles generally accepted in the United States, the year 2000 loss on disposal of discontinued operations included actual losses from the date the Company's Board of Directors resolved to discontinue the operations, plus a provision for additional future costs to be incurred to complete the liquidation process. For the years ended December 31, 2002 and 2001, the Company recorded a gain on disposal of discontinued operations of $209,929 and $400,000, respectively, representing adjustments to the Company's original estimate related to the costs to be incurred in completing the liquidation process.

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

The following table displays the activity and balances of the restructuring reserve account from the initial charges through December 31, 2002:

	Year 2000 Activity				Year 2001 Activity			Year 2002 Activity
	Initial Charge	Deductions	Adjustments	Balance 12/31/00	Deductions	Adjustments	Balance 12/31/01	Deductions	Adjustments	Balance 12/31/02
Headcount reductions	$ 478,278	$ (478,278)	$0	$0	$0	$0	$0	$0	$0	$0
Consolidation of facilities and reduction in non-performing assets	3,695,648	(1,643,896)	0	2,051,752	(1,131,943)	(909,809)	10,000	67,468	(77,468)	0
Extinguishment of marketing and technology related contracts	13,401,596	(8,968,223)	0	4,433,373	(649,476)	(2,427,122)	1,356,775	(1,356,775)	0	0
	$17,575,522	$(11,090,397)	$0	$6,485,125	$(1,781,419)	$(3,336,931)	$1,366,775	$(1,289,307)	$(77,468)	$0

The above deductions from the reserve primarily represent write-offs of previously capitalized costs and cash payments. The above adjustments primarily represent revisions to the Company's original estimates.

In October 2001, the Company entered into an amendment of its lease agreement for the office space in New York City. Based upon the amendment, the Company was released from its lease obligations for one of the two floors of such office space. As a result, the Company recognized a gain of approximately $1,060,000 related to a deferred rent credit previously recorded in connection with such space. In addition, the agreement provided for approximately $1,570,000 future rent reduction for the floor maintained by the Company, which was recognized as a reduction in restructuring expense for the year ended December 31, 2001. The Company classified such deferred rent asset net of approximately $1,000,000 previously recorded deferred rent credit, among other assets in the accompanying consolidated balance sheet ($67,412 and $67,412 current and $378,300 and $505,512 non-current as of December 31, 2002 and 2001, respectively). Such amounts are being amortized over the life of the lease.

(5) Net Loss Per Share

As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

	For the Year Ended December 31,
	2002	2001	2000
Numerator:
Net loss from continuing operations	$(8,895,837)	$(29,629,546)	$(50,747,169)
Gain (loss) from discontinued operations	209,929	400,000	(11,203,525)
Net loss available to common shareholders	$(8,685,908)	$(29,229,546)	$(61,950,694)
Denominator:
Weighted average basic and diluted shares outstanding	23,558,886	26,031,677	26,105,610
Net (loss) income per share - basic and diluted:
Continuing operations	$ (0.38)	$ (1.14)	$ (1.94)
Discontinued operations	0.01	0.02	(0.43)
Net loss	$ (0.37)	$ (1.12)	$ (2.37)

Outstanding options of 4,861,912, 3,810,056 and 3,276,326 for the periods ended December 31, 2002, 2001 and 2000, respectively, would have been excluded from the above calculations as they were antidilutive.

(6) Receivable From Related Parties

In 2001, the Company loaned a total of $359,900 to two employees. The loans bear interest at an approximate weighted average of 4.6% and are due in December 2003 and March 2004. As of December 31, 2002 and 2001, the outstanding aggregate balances are $311,660 and $345,243, respectively. Effective January 1, 2002, the Personnel and Compensation Committee of the Board of Directors adopted a policy prohibiting any further employee loans.

(7) Property and Equipment

Property and equipment consists of the following:

	December 31,
	2002	2001
Computer equipment	$10,157,996	$9,803,511
Furniture and fixtures	874,053	784,378
Leasehold improvements	2,607,224	2,554,290
	13,639,273	13,142,179
Less accumulated depreciation and amortization	9,995,998	6,661,617
Property and equipment, net	$3,643,275	$6,480,562

Included in computer equipment are capitalized software costs of $912,701 and $912,614 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the Company wrote off capitalized software costs totaling $190,396.

Depreciation and amortization expense aggregated $3,442,443, $3,804,581, and $2,621,281 for the years ended December 31, 2002, 2001, and 2000, respectively.

(8) Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2002	2001
Accrued bonuses	$1,507,557	$ 100,573
Accrued other	970,059	1,639,081
Accrued professional fees	505,900	663,179
Accrued payroll and related costs	379,330	271,271
Accrued statistical services fees	148,760	503,492
Accrued consulting fees	103,213	314,164
Accrued distribution feess	45,210	447,096
Total accrued expenses	$3,660,029	$3,938,856

(9) Note Payable

In connection with the termination of the Company's lease obligation for 50% of its principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79%, payable through March 2007. The monthly payment of principal plus interest totals $9,022. (See Note 14)

(10) Severance Expense

Severance expense totaling $971,668 for the year ended December 31, 2001 represents costs associated with a headcount reduction throughout the organization and a severance payment the Company was contractually obligated to pay in connection with the termination of a senior executive.

(11) Goodwill and Other Intangible Assets

As of December 31, 2002 and December 31, 2001, the Company's goodwill and other intangible assets and related accumulated amortization consisted of the following:

	December 31,
	2002	2001
Goodwill and other intangible assets not subject to amortization:
SmartPortfolio.com, Inc. goodwill	$ 1,990,312	$ 1,559,426

SmartPortfolio.com, Inc. trade names	$ 493,333	$ 493,333
Other intangible assets subject to amortization:
SmartPortfolio.com, Inc. customer list	1,250,000	1,250,000
SmartPortfolio.com, Inc. technology	730,000	730,000
ipoPros.com, Inc. non-compete agreement	150,000	150,000
	2,130,000	2,130,000
Less accumulated amortization	(1,470,000)	(760,000)
Total other intangible assets subject to amortization	660,000	1,370,000
Total other intangible assets	$ 1,153,333	$ 1,863,333

The Company recorded amortization expense of $710,000, $1,736,380 and $759,453 during the years ended December 31, 2002 and 2001 and 2000, respectively. Based on the current amount of other intangible assets subject to amortization, the remaining value of $660,000 would be expensed in the year 2003. Should acquisitions or dispositions occur in the future, these amounts may vary.

The 2001 and 2000 historical results do not reflect the provisions of FAS 142. Had the Company adopted FAS 142 on January 1, 2000, the historical net loss and basic and diluted net loss per common share for the years ended December 31, 2001 and 2000 would have been changed to the adjusted amounts indicated below:

	For the Year Ended December 31,
	2001	2000
Net loss as reported - historical basis	$(29,229,546)	$(61,950,694)
Add: goodwill amortization	779,713	-
Add: other intangible amortization	246,667	-
Pro forma net loss	$(28,203,166)	$(61,950,694)
Pro forma net loss per share	$ (1.08)	$ (2.37)

The adjusted net loss for the year ended December 31, 2000, does not include goodwill amortization totaling $759,453 due to the exit plan adopted by the Company in 2000, in which any goodwill remaining from the Company's acquisitions of BiGFiSH Management, Inc. and ipoPros.com, Inc. was charged as restructuring expenses on the Company's consolidated statement of operations.

(12) Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company recognized a deferred tax asset of approximately $54 million, $41 million, $36 million, and $18 million as of December 31, 2002, 2001 2000, and 1999, respectively, primarily relating to net operating loss carryforwards of approximately $134 million, $102 million, $91 million, and $44 million as of December 31, 2002, 2001, 2000, and 1999, respectively, available to offset future taxable income through 2022. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. A full valuation allowance has been recorded related to the deferred tax assets as a result of management's uncertainty as to the realization of such assets. Accordingly, no provision has been recorded. There are no other significant temporary differences.

(13) Equity Investments

During July 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his salary under his employment agreement with the Company. The shares were valued at $287,500 based upon the fair market value at the date of the award and were recorded as noncash compensation expense in the accompanying consolidated statements of operations.

On August 7, 2000, the Company entered into a Securities Purchase Agreement with Go2Net, Inc. ("Go2Net") and Vulcan Ventures Inc. ("Vulcan"), pursuant to which, among other things, each of Go2Net and Vulcan purchased 670,167 shares of the Company's common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, the Company granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of its common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option was exercisable at any time during the six months after its grant. The Company also entered into a strategic alliance agreement with Go2Net, pursuant to which, among other things, the Company was to have licensed Go2Net's proprietary message board technology platform for the three-year period beginning on August 4, 2000. Under the terms of the original agreement, the Company was obligated to pay a total of $7,500,000 over the three-year license period. As of December 31, 2000, $2,000,000 had been paid, and was included on the consolidated balance sheet within prepaid expenses and other current assets, together with the fair market value of the stock options issued, net of a price fluctuation in the value of the shares of common stock issued. In September, 2001, the Company and Go2Net, Inc., then a subsidiary of Infospace, Inc., agreed to an early termination of the agreement, and the Company recorded a settlement charge of $2,535,660 in connection therewith.

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

Treasury Stock

In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company purchased 597,144 shares of common stock at an aggregate cost of $649,678 during the year ended December 31, 2002. Since the inception of this program, the Company has purchased 5,422,100 shares of common stock at an aggregate cost of $7,215,410.

Stock Options

Under the terms of the Company's 1998 Stock Incentive Plan (the "Stock Option Plan"), 6,900,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as "Options"), restricted stock, or any combination thereof. In May 2002, the shareholders approved another amendment to the Stock Option Plan to increase the number of shares of common stock available for grant by 2,000,000, to a total of 8,900,000 and to make certain other changes in the terms of the Stock Option Plan. Awards (which can now include awards of deferred stock as well as restricted stock and Options, although no deferred stock awards have been made to date) may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. As of December 31, 2002, there remained 2,553,696 options available for future grant.

A summary of the activity of the Stock Option Plan is as follows:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 1999	2,688,980	$10.60
Options granted	2,038,266	6.01
Options exercised	(192,274)	1.94
Options cancelled	(1,258,646)	10.77
Options outstanding, December 31, 2000	3,276,326	8.20
Options granted	1,650,117	2.17
Options exercised	(82,275)	0.26
Options cancelled	(1,034,112)	7.61
Options outstanding, December 31, 2001	3,810,056	5.98
Options granted	1,934,400	1.53
Options exercised	(185,867)	1.10
Options cancelled	(696,677)	6.31
Options outstanding, December 31, 2002	4,861,912	$ 4.35

Options exercisable as of December 31, 2002, 2001, and 2000 were 2,510,032, 1,521,397, and 836,021, respectively, at weighted average exercise prices of $5.54, $7.63, and $9.01, respectively. Options generally vest over a four-year period and have terms not to exceed 10 years. Effective December 10, 2002, stock option grant agreements to members of the senior management team were amended to provide that in the event of a change of control of the Company, as defined, 50% of each member's then unvested options would vest and become exercisable. For the years ended December 31, 2002, 2001 and 2000, the Company recorded noncash compensation expense of $845,848, $776,338, and $1,370,689, respectively, which relate to the grant of stock options with exercise prices that were less than the fair market value of the underlying shares of common stock on the date of the grant in 1998 and 1999.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was $72,043, which is being amortized over the two-year period of his service to the Company. For the year ended December 31, 2002, the Company recorded noncash compensation expense of $36,022 for these options. The remaining balance of $36,021 will be recognized as noncash compensation expense during the year ending December 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of the options vested immediately and the other half vested on January 15, 2003. The options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was $198,407 at December 31, 2002. For the year ended December 31, 2002, the Company recorded noncash compensation expense of $99,203 for these options. At January 15, 2003, the value of the options was $195,124. The remaining balance of $95,921 will be recognized as noncash compensation expense during the year ending December 31, 2003.

During the year ended December 31, 2002, the Company recognized $17,400 of noncash compensation expense related to the accelerated vesting of a terminated employee's stock options.

For the years ended December 31, 2002, 2001 and 2000, the weighted average fair market value of options granted was $0.95, $1.47, and $4.35, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2002	2001	2000
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	3.86%	4.55%	6.15%
Expected volatility	78%	93%	101%
Dividend yield	0%	0%	0%

The following table summarizes information about options outstanding at December 31, 2002:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0.03 - $ 0.03	69,258	0.3	$ 0.03	69,258	$ 0.03
$ 0.15 - $ 0.15	19,583	0.9	$ 0.15	19,583	$ 0.15
$ 1.01 - $ 1.50	1,677,546	4.0	$ 1.27	586,891	$ 1.27
$ 1.66 - $ 2.44	445,666	3.8	$ 1.88	68,491	$ 1.97
$ 2.50 - $ 3.75	1,704,894	2.8	$ 2.77	1,090,286	$ 2.72
$ 4.09 - $ 6.00	163,550	2.3	$ 5.90	82,950	$ 5.88
$ 6.31 - $ 9.00	117,933	2.1	$ 6.95	84,283	$ 7.02
$11.94 - $17.75	355,516	1.7	$15.07	272,516	$15.11
$18.00 - $25.81	303,500	1.7	$20.33	232,425	$20.47
$30.00 - $35.50	4,466	1.6	$32.57	3,349	$32.57
	4,861,912	3.1	$ 4.35	2,510,032	$ 5.54

(14) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,579,152, $3,274,773 and $3,921,666 for the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:

Payments Due by Year
							After
Contractual obligations:	Total	2003	2004	2005	2006	2007	2007
Operating leases	$ 8,095,496	$1,312,466	$1,295,531	$1,318,692	$1,318,692	$1,130,303	$1,719,812
Employment agreements	1,688,922	1,161,589	302,333	225,000	-	-	-
Outside contributor agreements	575,867	574,200	1,667	-	-	-	-
Note payable	395,174	84,010	89,895	96,192	102,931	22,146	-
Total contractual cash obligations	$10,755,459	$3,132,265	$1,689,426	$1,639,884	$1,421,623	$1,152,449	$1,719,812

See Note 4 for an amendment in the Company's lease agreement for its office space in New York City.

Legal Proceedings

On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. Additionally, pursuant to a Court Opinion and Order dated February 19, 2003, the claims against TheStreet.com for violations of Section 10(b) of the Exchange Act have been dismissed with prejudice. TheStreet.com intends to defend the remaining claims vigorously. However, due to the inherent uncertainties of litigation, TheStreet.com cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition and results of operations.

On February 21, 2003, a complaint alleging defamation per se was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, its columnist and director. Mr. Hoenig's complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. TheStreet.com believes that the accusations are without merit and filed a motion to dismiss the complaint on March 26, 2003. Once the motion has been decided, TheStreet.com will be in a position to estimate the potential costs of defending the action. However, due to the inherent uncertainties of litigation, TheStreet.com cannot currrently predict with any accuracy its ultimate outcome. An unfavorable outcome of this litigation could have an adverse impact on TheStreet.com's business, financial condition and results of operations.

(15) Employee Benefit Plan

Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(16) Long-term Investments, at Cost

In December 1999, the Company purchased a 19.99% interest for $2,250,000 in BusinessNet Online Ltd., which launched an online business publication serving the Israeli market. As of December 31, 1999, approximately $1,125,000 of this investment was unpaid and was reflected in accrued expenses, which was subsequently paid in 2000. The investment was being accounted for on a cost basis. In July 2000, the Company agreed to provide to BusinessNet Online Ltd., pursuant to a Convertible Bridge Loan Agreement, a loan in the amount of $554,854, which was funded in the second half of 2000. Under the terms of the agreement, the loan would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet Online Ltd. received a certain level of proceeds. The loan was included within other receivables within the December 31, 2000 balance sheet. In March 2001, the Company agreed to provide to BusinessNet Online Ltd., pursuant to a second Agreement, a loan in the amount of $1,250,000, which was funded during 2001. Under the terms of the agreement, this loan and the prior loan, would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet Online Ltd. received a certain level of proceeds. In December 2001, the Company concluded that its original investment and subsequent bridge loans to BusinessNet Online Ltd. were not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. During 2002, there was a change to the conversion terms of the loans, which did not have any impact on the Company as the loans were fully written off.

(17) Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2002 (In Thousands, Except Per Share Data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$ 4,073	$ 5,487	$ 5,334	$ 5,953
Gross profit	2,266	3,665	3,667	4,128
Net loss from continuing operations	(3,894)	(1,983)	(1,853)	(1,166)
Gain from discontinued operations	193	5	3	9
Net loss	(3,701)	(1,978)	(1,850)	(1,157)
Net (loss) income per share - basic and diluted:
Continuing operations	$ (0.17)	$ (0.08)	$ (0.08)	$ (0.05)
Discontinued operations	0.01	-	-	-
Net Loss	$ (0.16)	$ (0.08)	$ (0.08)	$ (0.05)

	Year Ended December 31, 2001 (In Thousands, Except Per Share Data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenues	$ 4,391	$ 3,571	$ 3,454	$ 3,842
Gross profit	1,412	1,454	1,473	2,143
Net loss from continuing operations	(7,203)	(6,931)	(8,881)	(6,615)
Gain from discontinued operations	-	-	-	400
Net loss	(7,203)	(6,931)	(8,881)	(6,215)
Net (loss) income per share - basic and diluted:
Continuing operations	$ (0.26)	$ (0.25)	$ (0.35)	$ (0.28)
Discontinued operations	-	-	-	0.02
Net Loss	$ (0.26)	$ (0.25)	$ (0.35)	$ (0.26)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 31, 2002, 2001 and 2000
Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2002	$490,263	$ 41,444	$319,395	$212,312
For the year ended December 31, 2001	$749,159	$355,714	$614,610	$490,263
For the year ended December 31, 2000	$300,000	$913,187	$464,028	$749,159

Exhibit Index

Exhibit Number	Description
[1]3.1	Amended and Restated Certificate of Incorporation
[2]3.2	Amended and Restated Bylaws
[1]4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein.
[1]4.2	TheStreet.com Rights Agreement
[3]4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
[4]4.4	Specimen Certificate for TheStreet.com's common stock
[5]10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
10.2	Annual Incentive Plan
10.3(a)	Amended and Restated Employment Agreement, dated January 1. 2002, between James Cramer and TheStreet.com, Inc.
10.3(b)	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.
10.4	Employment Agreement, dated January 1, 2002, between Thomas J. Clarke and TheStreet.com, Inc.
10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
[6]16.1	Letter re: Change in Certifying Accountants
[6]16.2	Correspondence re: Change in Certifying Accountants
[6]16.3	Correspondence re: Change in Certifying Accountants
23.1	Consent of Ernst & Young LLP
23.2	Information Regarding Consent of Arthur Andersen LLP
99.1	Section 1350 Certification of CEO
99.2	Section 1350 Certification of CFO

1 Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 dated February 23, 1999 (File No. 333-72799).

2 Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated March 30, 2000.

3 Incorporated by reference to Exhibits to the Company's Annual Report on Form 10-K dated April 2, 2001.

4 Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 dated April 19, 1999.

5 Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 2002.

6Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated March 5, 2002.