Form 10-Q
period 2003-03-31
THESTREET COM
filed 2003-05-15
CIK 1080056

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


                        Commission File Number 000-25779

                               THESTREET.COM, INC.
                             ----------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                              06-1515824
             ----------                            ------------
   (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)

                                 14 Wall Street
                            New York, New York 10005
                           --------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 321-5000
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. YES   X    NO
                                              -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES       NO   X
                                                -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                               (Number of Shares Outstanding
           (Title of Class)                          as of May 12, 2003)
           ----------------                         ---------------------
Common Stock, par value $0.01 per share                   23,876,168

                              THESTREET.COM, INC.
                                   FORM 10-Q

                   FOR THE THREE MONTHS ENDED MARCH 31, 2003

Part I - FINANCIAL INFORMATION (UNAUDITED).....................................1
Item 1.  Condensed Consolidated Financial Statements...........................1
         Condensed Consolidated Balance Sheets.................................1
         Condensed Consolidated Statements of Operations.......................2
         Condensed Consolidated Statements of Cash Flows.......................3
         Notes to Condensed Consolidated Financial Statements..................4
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........14
Item 4.  Controls and Procedures..............................................14

PART II - OTHER INFORMATION...................................................27
Item 1.  Legal Proceedings....................................................27
Item 2.  Changes in Securities and Use of Proceeds............................27
Item 3.  Defaults Upon Senior Securities......................................27
Item 4.  Submission of Matters to a Vote of Security Holders..................27
Item 5.  Other Information....................................................27
Item 6.  Exhibits and Reports on Form 8-K.....................................28
SIGNATURES....................................................................29
CERTIFICATIONS................................................................30

Part I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                              THESTREET.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          March 31, 2003      December 31, 2002
                                       -------------------   -------------------
                                           (unaudited)             (Note 1)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents                 $    24,952,439       $    21,565,018
Restricted cash                                   200,000               372,629
Short-term investments                            517,886             4,811,164
Accounts receivable,
   net of allowance for doubtful
   accounts of $149,746
   as of March 31, 2003 and
   $212,312 as of December 31, 2002             1,598,532             1,676,974
Other receivables                                 196,223                91,622
Receivable from related parties                   289,443               105,439
Prepaid expenses and other
   current assets                                 822,861             1,020,433
                                       -------------------   -------------------
      Total current assets                     28,577,384            29,643,279

Property and equipment,
   net of accumulated depreciation
   and amortization of $10,628,087
   as of March 31, 2003 and
   $9,995,998 as of December 31, 2002           3,140,264             3,643,275
Other assets                                      457,231               491,875
Receivable from related parties                         -               206,222
Goodwill                                        1,990,312             1,990,312
Other intangibles, net                            988,333             1,153,333
Restricted cash                                 2,300,000             2,300,000
                                       -------------------   -------------------
      Total assets                        $    37,453,524       $    39,428,296
                                       ===================   ===================
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                          $       407,486       $       733,409
Accrued expenses                                2,473,200             3,660,029
Deferred revenue                                6,744,624             5,512,669
Current portion of note payable                    84,010                84,010
Other current liabilities                          19,090                18,127
                                       -------------------   -------------------
      Total current liabilities                 9,728,410            10,008,244
Note payable                                      290,692               311,164
                                       -------------------   -------------------
      Total liabilities                        10,019,102            10,319,408
                                       -------------------   -------------------

STOCKHOLDERS' EQUITY
Preferred stock; $0.01 par value;
   10,000,000 shares authorized;
   none issued and outstanding                          -                     -
Common stock; $0.01 par value;
   100,000,000 shares authorized;
   29,172,639 shares issued and
   23,750,539 shares outstanding at
   March 31, 2003, and 29,007,394
   shares issued and 23,585,294
   shares outstanding at December
   31, 2002                                       291,722               290,074
Additional paid-in capital                    183,968,255           183,794,159
Deferred compensation                                   -              (205,434)
Treasury stock at cost;
   5,422,100 shares at
   March 31, 2003 and
   December 31, 2002                           (7,215,410)           (7,215,410)
Accumulated deficit                          (149,610,145)         (147,554,501)
                                       -------------------   -------------------
      Total stockholders' equity               27,434,422            29,108,888
                                       -------------------   -------------------
      Total liabilities and
       stockholders' equity               $    37,453,524       $    39,428,296
                                       ===================   ===================

   THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                              THESTREET.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------
                                               2003                 2002
                                       -------------------   -------------------
                                           (unaudited)           (unaudited)
Net revenues:
Subscription revenues                     $     4,272,889       $     3,001,000
Advertising and e-commerce revenues             1,200,743               710,070
Other revenues                                    182,610               361,950
                                       -------------------   -------------------
      Total net revenues                        5,656,242             4,073,020
                                       -------------------   -------------------
Operating expenses:
Cost of services                                3,411,617             3,349,583
Sales and marketing expenses                    1,658,233             1,456,901
General and administrative expenses             1,755,331             1,979,573
Depreciation and amortization                     765,958             1,189,370
Noncash compensation expense                      238,420               243,288
Restructuring income                                    -               (31,442)
                                       -------------------   -------------------
      Total expenses                            7,829,559             8,187,273
                                       -------------------   -------------------
Interest income, net                              117,673               219,912
                                       -------------------   -------------------
      Net loss from continuing
      operations                               (2,055,644)           (3,894,341)
Gain on disposal of discontinued
   operations                                           -               192,929
                                       -------------------   -------------------
      Net loss                            $    (2,055,644)      $    (3,701,412)
                                       ===================   ===================
Net (loss) income per share -
   basic and diluted:
      Continuing operations               $         (0.09)      $         (0.17)
      Discontinued operations                           -                  0.01
                                       -------------------   -------------------
Net loss                                  $         (0.09)      $         (0.16)
                                       ===================   ===================
Weighted average basic and
   diluted shares outstanding                  23,651,979            23,527,407
                                       ===================   ===================

   THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                              THESTREET.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                       -----------------------------------------
                                               2003                 2002
                                       -------------------   -------------------
                                           (unaudited)           (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $    (2,055,644)      $    (3,701,412)
Adjustments to reconcile net loss to
   cash used in operating activities,
   net of acquired businesses:
Noncash compensation expense                      238,420               243,288
Noncash advertising expense                             -                71,442
Gain on disposal of discontinued
   operations                                           -              (192,929)
Gain on sale of investments                             -              (119,582)
(Recovery) provision for doubtful
   accounts                                       (43,839)                3,404
Depreciation and amortization                     765,958             1,228,848
Net current assets of discontinued
   operations                                           -                 2,445
Changes in operating assets and
   liabilities:
    Accounts receivable                           122,281              (159,200)
    Other receivables                            (104,601)              (39,467)
    Receivable from related party                  22,218                 7,395
    Prepaid expenses and other
       current assets                             197,572               400,966
    Other assets                                   65,775                22,707
    Accounts payable and accrued expenses      (1,512,752)             (494,291)
    Restructuring reserve                               -            (1,418,318)
    Deferred revenue                            1,231,955             2,094,081
    Other current liabilities                         963                 3,096
                                       -------------------   -------------------
      Net cash used in operating
         activities                            (1,071,694)           (2,047,527)
                                       -------------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments                      -            (2,028,700)
Sale of short-term investments                  4,465,907             3,524,278
Purchase of investment in held
   to maturity securities                               -            (9,911,651)
Capital expenditures                             (129,078)             (181,458)
                                       -------------------   -------------------
      Net cash provided by (used in)
         investing activities                   4,336,829            (8,597,531)
                                       -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock
   options                                        142,758                 9,199
Note payable                                      (20,472)              (19,132)
Purchase of treasury stock                              -              (430,887)
                                       -------------------   -------------------
      Net cash provided by (used in)
         financing activities                     122,286              (440,820)
                                       -------------------   -------------------
   Net increase (decrease) in cash
      and cash equivalents                      3,387,421           (11,085,878)
Cash and cash equivalents, beginning
   of period                                   21,565,018            24,740,508
                                       -------------------   -------------------
Cash and cash equivalents, end
   of period                              $    24,952,439       $    13,654,630
                                       ===================   ===================

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:

Cash payments made for interest           $         6,593       $         7,933
                                       ===================   ===================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During 2002, the Company issued 489,644 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc.
The shares were valued at $430,886.

During 2003, $172,629 of restricted cash that was invested in short-term investments became unrestricted.

   THE ACCOMPANYING NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ARE AN INTEGRAL PART OF THESE STATEMENTS

                               THESTREET.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

BUSINESS

     TheStreet.com, Inc., a registered investment advisor, together with its wholly-owned subsidiaries (collectively, the "Company"), is a leading provider of independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. On the web, "RealMoney.com," the Company's premium, subscription-based consumer site, and "TheStreet.com," its free, flagship site, are accompanied by the professionally-oriented subscription-based web sites, "Street Insight," and "RealMoney Pro Advisor." The Company also produces 10 subscription-based advisory products emphasizing different industries and/or investing styles, for use by self-directed investors and other consumers, one subscription-based report for use by professional buy-side investors, and a nationally syndicated financial radio program. In addition, through partnerships with third parties, the Company offers two consumer-oriented subscription products. Through these offerings, the Company furnishes various segments of the investing population with the commentary, advice, research, analysis and news they need to make better-informed investing and trading decisions.

     Building on the Company's strategy of expanding its offerings to the professional sector, in the fourth quarter of 2002, the Company formally began the development of a new subsidiary, Independent Research Group LLC ("IRG"). IRG was formed for the purpose of generating independent proprietary equity research for use by institutional clients. In April 2003, IRG was admitted for membership in the NASD as a broker-dealer. This will enable IRG's institutional clients to trade through IRG, and allows IRG to collect commissions on such trades in payment for the equity research IRG provides to them.

     The Company's editorial staff consists of approximately 40 professional reporters and editors who, together with approximately 60 financial analysts, traders and money managers who contribute to its products from outside the Company, produce, on average, more than 50 original commentary, analysis, research and news pieces (plus numerous market diary entries) each business day for the Company's four web sites, as well as its daily and weekly advisory reports.

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

     Certain prior period amounts have been reclassified to conform to current period presentation.

2.   STOCK-BASED COMPENSATION

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Stock options granted during the three months ended March 31, 2003 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

     On December 31, 2002, the Company adopted Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("FASB No. 148"). FASB No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. FASB No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While FASB No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

     Had compensation for the Company's 1998 Stock Incentive Plan, as amended and restated, been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                         2003           2002
                                                    -------------  -------------
Net loss, as reported............................... $(2,055,644)   $(3,701,412)
Add: noncash compensation, as reported..............     238,420        243,288
Less: noncash compensation, pro forma...............  (1,260,118)      (924,008)
                                                    -------------  -------------
Net loss, pro forma................................. $(3,077,342)   $(4,382,132)
                                                    =============  =============
Basic and diluted net loss per share, as reported...   $   (0.09)     $   (0.16)
                                                    =============  =============
Basic and diluted net loss per share, pro forma.....   $   (0.13)     $   (0.19)
                                                    =============  =============

3.   TREASURY STOCK

     In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, in private purchases or in the open market. Under this program, the Company did not purchase any shares of common stock during the three months ended March 31, 2003. Since the inception of the program, the Company has purchased a total of 5,422,100 shares of common stock at an aggregate cost of $7,215,410.

4.   DISCONTINUED OPERATIONS

     In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations and entered into an agreement with the other shareholders of TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company's common stock. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002.

5.   NONCASH COMPENSATION EXPENSE

     In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $205,434 and $213,041 during the three months ended March 31, 2003 and 2002, respectively, for these below fair market value options.

     On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of $9,006 and $9,006 during the three months ended March 31, 2003 and 2002, respectively, for these options.

     On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of $23,980 and $21,241 during the three months ended March 31, 2003 and 2002, respectively, for these options.

6.   LEGAL PROCEEDINGS

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

     On February 21, 2003, a complaint alleging defamation PER SE was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, its columnist and director. Mr. Hoenig's complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. TheStreet.com believes that the accusations are without merit and filed a motion to dismiss the complaint on March 26, 2003. Due to the inherent uncertainties of litigation, TheStreet.com cannot currently predict with any accuracy its ultimate outcome. An unfavorable outcome of this litigation could have an adverse impact on TheStreet.com's business, financial condition and results of operations.

7.   BUSINESS SEGMENT INFORMATION

     Effective January 1, 2003, the Company's operations have been classified into two business segments, media and financial services. The Company's media segment provides independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. The Company's financial services segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Beginning with the first quarter of 2003, these segments are evaluated separately by key management in assessing performance and allocating resources. The information presented below includes certain intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intercompany sales of subscription-based products, which are billed at prevailing market rates. These intercompany transactions are eliminated in consolidation.

                                 FOR THE THREE MONTHS ENDED MARCH 31, 2003
                            ----------------------------------------------------
                                          FINANCIAL
                                MEDIA     SERVICES    ELIMINATIONS     TOTAL
                            ------------  ----------  ------------  ------------
STATEMENT OF
 OPERATIONS DATA:
Subscription revenues       $ 4,272,889      $    -             $-  $ 4,272,889
Advertising and               1,200,743           -              -    1,200,743
 e-commerce revenues
Commission revenues                   -           -              -            -
Other revenues                  182,610           -              -      182,610
                            ------------  ----------  ------------  ------------
Net revenues                $ 5,656,242      $    -             $-   $5,656,242
                            ============  ==========  ============  ============
Net loss                    $(1,573,500)  $(482,144)            $-  $(2,055,644)
                            ============  ==========  ============  ============

BALANCE SHEET DATA:
Total assets                $37,968,392    $595,865    (1,110,733)  $37,453,524

8.   NET LOSS PER SHARE OF COMMON STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading "Risk Factors" and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company's annual report on Form 10-K for the year ended December 31, 2002. Forward-looking statements may be identified by terms such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "forecasts", "potential", or "continue" or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

     The following discussion and analysis should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto.

OVERVIEW

     TheStreet.com was organized as a limited liability company in June 1996 and converted to a C-corporation, incorporated in Delaware, in May 1998. In May 1999, the Company completed its initial public offering. The Company, including its subsidiaries, is a leading provider of independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. Over the past several years, our services have expanded from a single, subscription-based news and commentary web site, to a network of sites, accompanied by a full panoply of subscription products, all geared to furnishing various segments of the investing population with the commentary, advice, research, analysis and news they need to make better-informed investing and trading decisions.

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

     As our business has evolved to include our offering of stand-alone advisory reports, in 2002 the Company applied for, and was granted, registration with the SEC as an investment advisor. Additionally, in 2002, the Company continued its strategy of building out its product lines, on both the retail consumer and professional sides, with the introduction of four new subscription-based advisory reports for consumers and two new subscription-based web sites aimed expressly at professional investors/traders and financial planners/advisors. This effort has continued into 2003, with the introduction of two new consumer advisory reports in the first quarter of 2003, which are discussed below under "Recent Developments."

     Building on the Company's strategy of expanding its offerings to the professional sector, in the fourth quarter of 2002, the Company formally began the development of a new subsidiary, Independent Research Group LLC ("IRG"). IRG has been formed for the purpose of generating independent proprietary equity research for use by institutional clients. On April 22, 2003, IRG was admitted for membership in the NASD as a registered broker-dealer. This will enable IRG's institutional clients to trade through IRG, and allow IRG to collect commissions on such trades in payment for both the equity research IRG provides to them, as well as for the institutional products produced by TheStreet.com.

RECENT DEVELOPMENTS

     On January 28, 2003, the Company announced the launch of THE SAVE SAFE PLAN, a subscription email service that provides comprehensive advice on establishing and maintaining a well-balanced long-term portfolio. This weekly service contains exclusive financial advice and analysis from THESTREET.COM columnist Dagen McDowell and a model portfolio of high-yielding stocks and bonds selected by David Peltier, one of the Company's research associates. Each issue also contains a Q&A section in which Ms. McDowell and Mr. Peltier answer questions from subscribers.

     In March 2003, the Company launched THESTREET.COM'S SHORT ADVISOR. This subscription report, delivered periodically via email, contains recommendations and analysis of potential short-selling candidates, plus investor education concerning stock-shorting methods and "tricks of the trade" from several of our journalists and outside contributors. Writers include THESTREET.COM staff reporters Melissa Davis and Steven Smith, REALMONEY senior writer Adam Feuerstein, and outside contributors Dan Fitzpatrick, Christopher Schumacher and Bo Yoder.

     On April 22, 2003, the Company announced that Independent Research Group LLC, a wholly owned subsidiary of TheStreet.com, had been approved by the SEC and admitted for membership in the NASD as a registered broker-dealer.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

NET REVENUES

     SUBSCRIPTION REVENUES. Subscription revenues are derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenues increased to $4,272,889 for the three months ended March 31, 2003, as compared to $3,001,000 for the three months ended March 31, 2002. All subscription revenues for the three months ended March 31, 2003 are attributable to the Company's media segment.

     The increase in subscription revenues for the Company's media segment is primarily the result of increased revenue associated with ACTION ALERTS PLUS, STREET INSIGHT (formerly known as REALMONEY PRO) and THESTREET(TM)VIEW, as well as revenues from several new subscription-based products, such as THE TURNAROUND REPORT and THE TRADING REPORTS, launched subsequent to the quarter ended March 31, 2002. For the three months ended March 31, 2003, approximately 64% of the segment's net subscription revenue was derived from annual subscriptions, as compared to approximately 54% for the three months ended March 31, 2002. This increase in the proportion of annual subscription revenues is partially due to the Company's initial need to outsource fulfillment of new email subscription products to a third party and that third party's technological inability to provide annual subscriptions. The Company has since internally developed the requisite technological infrastructure for its subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002, and has successfully converted many of these monthly subscribers into annual subscribers. This increase in the proportion of annual subscribers was partially offset by the expiration of two-year grandfathered subscriptions to REALMONEY that had been issued at a 50% discount to current price points and the expiration of a number of discounted annual REALMONEY bulk subscription deals.

     The Company calculates net subscription revenues by deducting refunds and cancellation chargebacks from gross revenues. Refunds and cancellation chargebacks issued by the media segment during the three months ended March 31, 2003, totaled less than 1% of gross subscription revenues for the period.

     ADVERTISING & E-COMMERCE REVENUES. Advertising and e-commerce revenues are derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising and e-commerce revenues increased to $1,200,743 for the three months ended March 31, 2003, as compared to $710,070 for the three months ended March 31, 2002. All advertising and e-commerce revenues are attributable to the Company's media segment.

     The increase in advertising and e-commerce revenues for the Company's media segment is primarily the result of improvements in the Company's advertising sales infrastructure, selling techniques, and ability to more effectively monetize revenue generating page views. During the first quarter of 2002, the Company experienced depressed revenues as it reorganized its advertising sales group to better address market needs. A new Advertising Sales Director was hired in February 2002, which has resulted in the improvements described above. During the three months ended March 31, 2003, the Company achieved a 93% increase in revenue per 1,000 revenue generating page views, when compared to the three months ended March 31, 2002. This increase was partially offset by a decrease of 10% in total revenue generating page views.

     For the three months ended March 31, 2003, 86% of the Company's advertising and e-commerce revenues, excluding conference sponsorship revenues, were derived from sponsorship contracts, as compared to 62% for the three months ended March 31, 2002. The number of the Company's advertisers, excluding conference sponsorships, for the three months ended March 31, 2003 was 51, as compared to 31 for the three months ended December 31, 2002.

     For the three months ended March 31, 2003, the Company's top five advertisers, excluding conference sponsorship revenues, accounted for approximately 50% of its total advertising and e-commerce revenues, as compared to approximately 52% for the three months ended March 31, 2002.

     OTHER REVENUES. Other revenues consist primarily of syndication revenues, revenue related to James J. Cramer's daily radio program, REALMONEY WITH JIM CRAMER, and reprint revenues. Other revenues decreased to $182,610 for the three months ended March 31, 2003, as compared to $361,950 for the three months ended March 31, 2002. All of the other revenues are attributable to the Company's media segment.

     The decrease in other revenues for the Company's media segment is primarily the result of the absence in 2003 of a $150,000 one-time payment received in March 2002 from the WTC Business Recovery Grant program as compensation for revenue lost as a result of the September 11th attacks, as well as reduced syndication revenues, partially offset by increased revenue related to Mr. Cramer's radio program.

COST OF SERVICES

     Cost of services increased to $3,411,617 for the three months ended March 31, 2003, as compared to $3,349,583 for the three months ended March 31, 2002.

     Cost of services for the Company's media segment includes compensation and benefits for the Company's editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company's media segment decreased to $3,031,202 for the three months ended March 31, 2003, as compared to $3,349,583 for the three months ended March 31, 2002. This decrease is primarily the result of decreased costs associated with content licensing and hosting fees.

     Cost of services for the Company's financial services segment includes compensation and benefits for the Company's research and broker-dealer staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company's financial services segment totaled $380,415 for the three months ended March 31, 2003. Due to the recent start-up of this segment, there were no costs during the three months ended March 31, 2002.

SALES AND MARKETING EXPENSES

     Sales and marketing expenses increased to $1,658,233 for the three months ended March 31, 2003, as compared to $1,456,901 for the three months ended March 31, 2002.

     Sales and marketing expenses for the Company's media segment consist primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expenses for the Company's direct sales force and customer service and conference departments. Sales and marketing expenses for the Company's media segment increased to $1,655,410 for the three months ended March 31, 2003, as compared to $1,456,901 for the three months ended March 31, 2002. This increase is primarily the result of increased salaries and commissions due to the build-up of the Company's direct sales force, as well as higher advertisement-serving expenses, partially offset by reduced advertising and promotion and content distribution expenses.

     Sales and marketing expenses for the Company's financial services segment consist primarily of marketing and promotion costs. Sales and marketing expenses for the Company's financial services segment totaled $2,823 for the three months ended March 31, 2003. Due to the recent start-up of this segment, there were no costs during the three months ended March 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative costs decreased to $1,755,331 for the three months ended March 31, 2003, as compared to $1,979,573 for the three months ended March 31, 2002.

     General and administrative expenses for the Company's media segment consist primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expenses for the Company's media segment decreased to $1,679,640 for the three months ended March 31, 2003, as compared to $1,979,573 for the three months ended March 31, 2002. This decrease is primarily the result of reductions in compensation, telephone, equipment lease, tax and bad debt expenses.

     General and administrative expenses for the Company's financial services segment consist primarily of occupancy costs, professional fees, and other office expenses. General and administrative expenses for the Company's financial services segment totaled $75,691 for the three months ended March 31, 2003. Due to the recent start-up of this segment, there were no costs during the three months ended March 31, 2002.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses decreased to $765,958 for the three months ended March 31, 2003, as compared to $1,189,370 for the three months ended March 31, 2002.

     Depreciation and amortization expenses for the Company's media segment decreased to $738,374 for the three months ended March 31, 2003, as compared to $1,189,370 for the three months ended March 31, 2002. The decrease is attributable to lower capital expenditures and fully depreciated assets.

     Depreciation and amortization expenses for the Company's financial services segment totaled $27,584 for the three months ended March 31, 2003. Due to the recent start-up of this segment, there were no costs during the three months ended March 31, 2002.

NONCASH COMPENSATION EXPENSE

     Noncash compensation expense decreased to $238,420 for the three months ended March 31, 2003, as compared to $243,288 for the three months ended March 31, 2002.

     Noncash compensation expense for the Company's media segment decreased to $236,605 for the three months ended March 31, 2003, as compared to $243,288 for the three months ended March 31, 2002. Noncash compensation expense for the Company's financial services segment totaled $1,815 for the three months ended March 31, 2003. Due to the recent start-up of this segment, there were no costs during the three months ended March 31, 2002.

     In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $205,434 during the three months ended March 31, 2003 for these below fair market value options, as compared to $213,041 during the three months ended March 31, 2002. As all of these below fair market value options have vested, there is no remaining compensation expense to be recognized in the future.

     On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. For the three months ended March 31, 2003, the Company recorded noncash compensation expense of $9,006 for these options, as compared to $9,006 for the three months ended March 31, 2002. The balance of $27,015 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

     On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. For the three months ended March 31, 2003, the Company recorded noncash compensation expense of $23,980 for these options, as compared to $21,241 for the three months ended March 31, 2002. The balance of $71,941 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

RESTRUCTURING INCOME

     During the year ended December 31, 2000, the Company recorded restructuring expenses totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. There was no restructuring activity during the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company's media segment recorded a gain of $31,442, which primarily represented adjustments to the Company's original estimates related to the consolidation of the facilities and reduction in non-performing assets.

INTEREST INCOME, NET

     Interest income, net decreased to $117,673 for the three months ended March 31, 2003, as compared to $219,912 for the three months ended March 31, 2002.

     Interest income, net for the Company's media segment decreased to $111,489 for the three months ended March 31, 2003, as compared to $219,912 for the three months ended March 31, 2002. This decrease is the result of lower interest rates and reduced cash balances.

     Interest income, net for the Company's financial services segment totaled $6,184 for the three months ended March 31, 2003. Due to the recent start-up of this segment, there was no income during the three months ended March 31, 2002.

GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

     In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002. As of December 31, 2002, the liquidation process had been completed, and there were no remaining assets or liabilities related to the discontinued operations.

     For the three months ended March 31, 2002, the Company's media segment recorded a gain on disposal of discontinued operations of $192,929. The gains primarily represent adjustments to the Company's original estimate related to costs to be incurred in completing the liquidation process for the Company's U.K. operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2003, the Company's cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $27,970,325, representing 75% of total assets.

     Net cash used in operating activities of $1,071,694 for the three months ended March 31, 2003 was primarily due to a net loss of $2,055,644, a decrease in accounts payable and accrued expenses, and an increase in other receivables. This was partially offset by noncash charges, an increase in deferred revenue and decreases in both prepaid expenses and other current assets, accounts receivable, and other assets.

     Net cash provided by investing activities of $4,336,829 for the three months ended March 31, 2003 consisted of sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to the office space now occupied by IRG.

     Net cash provided by financing activities of $122,286 for the three months ended March 31, 2003 consisted primarily of the proceeds from the exercise of stock options.

     The Company has a total of $2,500,000 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $200,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Condensed Consolidated Balance Sheet. The Company anticipates that the remaining $2,300,000 of restricted cash will become unrestricted at various times through the year 2009.

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

COMMITMENTS AND CONTINGENCIES

     The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $431,333 and $479,785 for the three months ended March 31, 2003 and 2002, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:

                                                              PAYMENTS DUE BY PERIOD
                                          -----------------------------------------------------------
                                                        LESS THAN                           AFTER 5
       CONTRACTUAL OBLIGATIONS:              TOTAL       1 YEAR    1-3 YEARS   4-5 YEARS     YEARS
---------------------------------------   -----------  ----------  ----------  ----------  ----------
Operating leases                           $7,756,564  $1,285,844  $2,631,586  $2,377,518  $1,461,616
Employment agreements                       2,037,673   1,409,923     627,750           -           -
Outside contributor agreements                414,667     414,667           -           -           -
Note payable                                  374,702      84,010     190,698      99,994           -
                                          -----------  ----------  ----------  ----------  ----------
Total contractual cash obligations        $10,583,606  $3,194,444  $3,450,034  $2,477,512  $1,461,616
                                          ===========  ==========  ==========  ==========  ==========

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

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

                                  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING MATERIAL RISKS FACING THE COMPANY. IF ANY OF THE FOLLOWING RISKS OCCUR, THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION COULD BE MATERIALLY ADVERSELY AFFECTED. THE COMPANY MAY ALSO FACE OTHER RISKS THAT ARE NOT DISCUSSED IN THE FOLLOWING DESCRIPTION OF ITS RISK FACTORS EITHER BECAUSE IT IS UNAWARE OF SUCH RISKS OR BECAUSE IT PRESENTLY BELIEVES THAT SUCH RISKS ARE IMMATERIAL. THE COMPANY CANNOT ASSURE YOU THAT ANY OF THESE OTHER RISKS, IF THEY WERE TO OCCUR, WOULD NOT MATERIALLY ADVERSELY AFFECT THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS OR FINANCIAL CONDITION.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR FURTHER LOSSES

     The Company has incurred operating losses in each fiscal quarter since its formation and may continue to experience operating losses in the future. As of March 31, 2003, the Company had an accumulated deficit of $149.6 million. Notwithstanding this history of operating losses, the Company expects to achieve a positive operating cash flow by the end of 2003. However, the Company will need to generate significant revenues in order to cover the significant operating expenses it expects to incur throughout the coming year. Accordingly, the Company can make no assurances that it will achieve its profitability goals and, even if the Company does achieve its profitability goals, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

THE COMPANY'S QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE AND ITS FUTURE REVENUES ARE DIFFICULT TO FORECAST AND MAY BE SEASONAL

     The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control, including:

     o demand for advertising on the Company's web sites and the internet generally;
     o advertising rate reductions and subscription price reductions due to decreased demand or increased competition;
     o    advertising budget cycles of the Company's customers;
     o the Company's success in developing new products or services and the amount and timing of costs associated with that process;
     o the Company's ability to enter into new and maintain its current strategic relationships;
     o the amount and timing of the Company's costs for marketing and other initiatives;
     o    new products or services introduced by the Company or its competitors;
     o    content distribution fees or other costs incurred by the Company;
     o costs associated with system downtime affecting the internet generally or the Company's web sites in particular; and
     o    general economic and market conditions.

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

     In the first quarter of 2003, the Company's top five advertisers accounted for approximately 50% of its total advertising and e-commerce revenues, excluding conference sponsorship revenues, as compared to approximately 51% for the three months ended December 31, 2002 and approximately 52% for the three months ended March 31, 2002. The Company's business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have short notice cancellation provisions.

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

THE COMPANY MAY HAVE DIFFICULTY ADDING SUBSCRIBERS AND RETAINING CURRENT SUBSCRIBERS

     The Company continues to seek to retain its current subscribers and to attract new subscribers. As of March 31, 2003, the Company had approximately 62,200 paid annual and monthly subscriptions (not including free trials, but including an estimate of subscriptions paid for as part of certain bulk deals) to 16 subscription products, as compared to approximately 66,000 such subscriptions to 14 subscription products as of December 31, 2002 and 79,500 such subscriptions to 13 subscription products as of March 31, 2002. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on THESTREET.COM site. However, given the availability of such free financial information, the Company may not be able to retain its current subscription base and attract additional subscribers in a cost-effective manner. If the Company's subscription base declines significantly or the cost of subscriber acquisition increases, the Company's business, results of operations and financial condition could be materially adversely affected.

DIFFICULTIES IN DEVELOPING NEW AND ENHANCED PRODUCTS AND SERVICES COULD HARM THE COMPANY'S BUSINESS

     In 2002 and the first quarter of 2003, the Company introduced additional products and services and enhanced existing products and services designed to help retain its current subscribers and attract new subscribers. The Company intends to do more of the same in the remainder of 2003. However, if the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company's. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company's use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company's business, results of operations and financial condition.

BECAUSE THE COMPANY IS IN THE EARLY STAGES OF DEVELOPING ITS PROPRIETARY EQUITY RESEARCH BUSINESS, THE COMPANY IS SUBJECT TO RISKS AND UNCERTAINTIES ASSOCIATED WITH DEVELOPING AND OPERATING A NEW BUSINESS AND MAY NOT ACHIEVE PROFITABILITY IN THIS NEW BUSINESS

     In October 2002, the Company formed Independent Research Group LLC as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Since its formation, IRG has incurred start-up costs and expenses, but has not generated any revenues as of March 31, 2003. The Company will encounter risks, uncertainties, expenses and difficulties as it proceeds to develop and operate this new business, including, among others, those relating to licensing, staffing, regulatory compliance and gaining market acceptance of its products. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenues or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG'S REVENUES MAY NOT BE SUFFICIENT TO COVER ITS EXPENSES

     IRG's current business plan involves only the production of proprietary equity research and the dissemination of that research to institutional money managers and hedge funds at no charge to these customers. In return, IRG expects that these institutional money managers and hedge funds will voluntarily elect to execute transactions through IRG's correspondent clearing broker and direct to IRG a portion of commissions reasonable in relation to the value of the research provided by IRG. These arrangements are subject to various regulatory requirements. See "Business - Marketing - Professional Marketing - Soft-Dollar Brokers" in the Company's annual report on Form 10-K for the year ended December 31, 2002. IRG does not expect to conduct other revenue generating activities at this time. Because there is no guarantee that revenues will be generated in connection with its proprietary equity research, the Company can make no assurances that IRG's revenues will be sufficient to cover its expenses.

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

INTENSE COMPETITION COULD REDUCE THE COMPANY'S MARKET SHARE AND HARM ITS FINANCIAL PERFORMANCE

     As our business has expanded into new areas, such as equity research and advisory reports, we face competition for customers, advertisers, employees and contributors not only with financial news and information sources, but also with many types of companies, including:

     o online services or web sites focused on business, finance, or investing such as THE WALL STREET JOURNAL INTERACTIVE EDITION (www.wsj.com), DowJones.com, Forbes.com, SmartMoney.com, CBS.Marketwatch.com and The Motley Fool;
     o publishers and distributors of traditional media focused on finance and investing, including print and radio, such as THE WALL STREET JOURNAL and financial talk radio programs;
     o investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing;
     o    information and analysis providers such as Standard & Poors; and
     o those involved in the creation and production of investor education conferences.

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

     The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children's Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, affecting the Company and its customers. Over the past several years, the U.S. federal and various state governments have investigated certain internet companies regarding their use of personal information and have proposed limitations on the collection and use of information regarding internet users including, for example, a prohibition on the sharing of personal information absent explicit consumer agreement, or "opt-in." The European Union has enacted its own privacy regulations, which have resulted in limits on the collection and use of certain information from users in Europe. Other jurisdictions may follow. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if the Company were required to defend its privacy practices against agency investigations. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company's business, financial condition and results of operations.

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

     SECURITIES INDUSTRY REGULATION. Over the past two years, the Company's activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its recently begun activities as an introducing broker and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company's and IRG's business, results of operations and financial condition.

     Investment advisors such as the Company are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

     o    advertising,
     o    record-keeping,
     o    conduct of directors, officers and employees, and
     o    supervision of advisory activities.

     Likewise, broker-dealers are subject to regulations of the SEC, state regulators and self-regulatory organizations, such as the NASD, covering all aspects of the operation of their business, including, among others:

     o    recommendations of securities,
     o    equity research,
     o    execution of customers' orders,
     o    capital structure,
     o    record-keeping,
     o    advertising,
     o    conduct of directors, officers and employees, and
     o    supervision of securities and research activities.

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

VOLATILITY OF THE COMPANY'S STOCK PRICE COULD ADVERSELY AFFECT THE COMPANY'S STOCKHOLDERS

     The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From January 1 through March 31, 2003, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $2.42 to $3.26. As of May 13, 2003, the closing sale price was $4.58. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company's common stock, regardless of its operating performance.

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

     On February 21, 2003, a complaint alleging defamation PER SE was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, its columnist and director. Mr. Hoenig's complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. TheStreet.com believes that the accusations are without merit and filed a motion to dismiss the complaint on March 26, 2003. Due to the inherent uncertainties of litigation, TheStreet.com cannot currently predict with any accuracy its ultimate outcome. An unfavorable outcome of this litigation could have an adverse impact on TheStreet.com's business, financial condition and results of operations.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

  EXHIBIT
   NUMBER                DESCRIPTION
   ------                -----------
     *3.1      Amended and Restated Certificate of Incorporation
    **3.2      Amended and Restated Bylaws
     *4.1      Amended and Restated Registration Rights Agreement, dated as of
               December 21, 1998, among TheStreet.com and the stockholders named therein
     *4.2      TheStreet.com Rights Agreement
     +4.3      Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
    ++4.4      Specimen Certificate for TheStreet.com's common stock
    o10.1      Amended and Restated 1998 Stock Incentive Plan, dated as of May
               29, 2002
   oo10.2      Annual Incentive Plan
oo10.3(a)      Amended and Restated Employment Agreement, dated January 1, 2002, between James Cramer and TheStreet.com, Inc.
oo10.3(b)      Employment Agreement, dated February 22, 2003, between James
               Cramer and TheStreet.com, Inc.
   oo10.4      Employment Agreement, dated January 1, 2002, between Thomas J.
               Clarke, Jr. and TheStreet.com, Inc.
   oo10.5      Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
     99.1      Section 1350 Certification of CEO
     99.2      Section 1350 Certification of CFO

* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
** Incorporated by reference to Exhibits to the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.
+ Incorporated by reference to Exhibits to the Company's 2000 Annual Report on Form 10-K filed April 2, 2001.
++ Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 filed April 19, 1999.
o Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.
oo Incorporated by reference to Exhibits to the Company's 2002 Annual Report on Form 10-K filed March 31, 2003.


     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

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


                                         THESTREET.COM, INC.


     Date: May 15, 2003                  By: /s/ Thomas J. Clarke, Jr.
                                             --------------------------
                                             Thomas J. Clarke, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer


     Date: May 15, 2003                  By:  /s/ Lisa A. Mogensen
                                              -------------------------
                                              Lisa A. Mogensen
                                              Chief Financial Officer

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


Date: May 15, 2003                       By: /s/ Thomas J. Carke, Jr.
                                             --------------------------
                                             Thomas J. Clarke, Jr.
                                             Chairman of the Board and
                                             Chief Executive Officer

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

Date: May 15, 2003                       By: /s/ Lisa A. Mogensen
                                             --------------------------
                                             Lisa A. Mogensen
                                             Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
   NUMBER                DESCRIPTION
   ------                -----------
     *3.1      Amended and Restated Certificate of Incorporation
    **3.2      Amended and Restated Bylaws
     *4.1      Amended and Restated Registration Rights Agreement, dated as of
               December 21, 1998, among TheStreet.com and the stockholders named therein
     *4.2      TheStreet.com Rights Agreement
     +4.3      Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
    ++4.4      Specimen Certificate for TheStreet.com's common stock
    o10.1      Amended and Restated 1998 Stock Incentive Plan, dated as of May
               29, 2002
   oo10.2      Annual Incentive Plan
oo10.3(a)      Amended and Restated Employment Agreement, dated January 1, 2002, between James Cramer and TheStreet.com, Inc.
oo10.3(b)      Employment Agreement, dated February 22, 2003, between James
               Cramer and TheStreet.com, Inc.
   oo10.4      Employment Agreement, dated January 1, 2002, between Thomas J.
               Clarke, Jr. and TheStreet.com, Inc.
   oo10.5      Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
     99.1      Section 1350 Certification of CEO
     99.2      Section 1350 Certification of CFO



* Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
** Incorporated by reference to Exhibits to the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.
+ Incorporated by reference to Exhibits to the Company's 2000 Annual Report on Form 10-K filed April 2, 2001.
++ Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 filed April 19, 1999.
o Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.
oo Incorporated by reference to Exhibits to the Company's 2002 Annual Report on Form 10-K filed March 31, 2003.