Form 10-Q
period 2003-06-30
THESTREET COM
filed 2003-08-18
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number 000-25779

THESTREET.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515824 (I.R.S. employer identification number)

14 Wall Street
New York, New York 10005
(Address of principal executive offices including zip code)

(212) 321-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class) Common Stock, par value $0.01 per share	(Number of Shares Outstanding as of August 11, 2003) 23,958,833

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2003

ii

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$23,717,791	$21,565,018
Restricted cash	200,000	372,629
Short-term investments	2,005,917	4,811,164
Accounts receivable, net of allowance for doubtful accounts of $140,560 as of June 30, 2003 and $212,312 as of December 31, 2002	1,449,749	1,676,974
Other receivables	155,258	91,622
Receivables from related parties	280,552	105,439
Prepaid expenses and other current assets	1,464,160	1,020,433

Total current assets	29,273,427	29,643,279
Property and equipment, net of accumulated depreciation and amortization of $11,100,554 as of June 30, 2003 and $9,995,998 as of December 31, 2002	2,761,432	3,643,275
Other assets	460,939	491,875
Receivables from related parties	—	206,222
Goodwill	1,990,312	1,990,312
Other intangibles, net	823,333	1,153,333
Restricted cash	2,300,000	2,300,000

Total assets	$37,609,443	$39,428,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$610,790	$733,409
Accrued expenses	3,276,474	3,660,029
Deferred revenue	6,907,022	5,512,669
Current portion of note payable	86,903	84,010
Other current liabilities	19,260	18,127

Total current liabilities	10,900,449	10,008,244
Note payable	266,977	311,164

Total liabilities	11,167,426	10,319,408

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 29,326,949 shares issued and 23,904,849 shares outstanding at June 30, 2003, and 29,007,394 shares issued and 23,585,294 shares outstanding at December 31, 2002	293,269	290,074
Additional paid-in capital	184,247,170	183,794,159
Deferred compensation	—	(205,434)
Treasury stock at cost; 5,422,100 shares at June 30, 2003 and December 31, 2002	(7,215,410)	(7,215,410)
Accumulated deficit	(150,883,012)	(147,554,501)

Total stockholders’ equity	26,442,017	29,108,888

Total liabilities and stockholders’ equity	$37,609,443	$39,428,296

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net revenue:
Subscription	$4,349,720	$3,652,171	$8,622,609	$6,653,171
Advertising	1,476,076	1,236,198	2,676,819	1,946,268
Commission	167,076	—	167,076	—
Other	401,295	598,693	583,905	960,643

Total net revenue	6,394,167	5,487,062	12,050,409	9,560,082

Operating expense:
Cost of services	3,581,633	3,018,595	6,993,250	6,368,177
Sales and marketing	1,694,571	1,473,398	3,352,804	2,930,294
General and administrative	1,860,265	1,869,548	3,615,596	3,849,125
Depreciation and amortization	606,754	1,005,864	1,372,712	2,195,235
Noncash compensation	32,985	236,337	271,405	479,625
Restructuring	—	50,000	—	18,558

Total expense	7,776,208	7,653,742	15,605,767	15,841,014

Net interest income	109,174	184,070	226,847	403,981

Net loss from continuing operations	(1,272,867)	(1,982,610)	(3,328,511)	(5,876,951)
Gain on disposal of discontinued operations	—	4,785	—	197,714

Net loss	$(1,272,867)	$(1,977,825)	$(3,328,511)	$(5,679,237)

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.05)	$(0.08)	$(0.14)	$(0.25)
Discontinued operations	—	—	—	0.01

Net loss	$(0.05)	$(0.08)	$(0.14)	$(0.24)

Weighted average basic and diluted shares outstanding	23,852,528	23,581,017	23,752,807	23,554,360

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2003	2002

	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,328,511)	$(5,679,237)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash compensation expense	271,405	479,625
Noncash advertising expense	—	71,442
Gain on disposal of discontinued operations	—	(194,839)
Gain on sale of investments	—	(166,596)
Gain on sale of fixed assets	—	(375)
(Recovery) provision for doubtful accounts	(43,839)	16,444
Depreciation and amortization	1,372,712	2,257,598
Net current assets of discontinued operations	—	(560)
Changes in operating assets and liabilities:
Accounts receivable	271,064	(158,072)
Other receivables	(63,636)	(221,140)
Receivables from related parties	31,109	18,411
Prepaid expenses and other current assets	(443,727)	283,907
Other assets	92,780	151,561
Accounts payable and accrued expenses	(506,174)	(548,729)
Restructuring reserve	—	(1,375,280)
Deferred revenue	1,394,353	2,557,635
Other current liabilities	1,133	41,486

Net cash used in operating activities	(951,331)	(2,466,719)

Cash Flows from Investing Activities:
Purchase of short-term investments	(2,000,000)	(4,106,825)
Sale of short-term investments	4,805,247	5,549,278
Purchase of investment in held to maturity securities	—	(9,911,651)
Capital expenditures	(222,713)	(368,046)
Sale of fixed assets	—	8,000

Net cash provided by (used in) investing activities	2,582,534	(8,829,244)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	390,235	94,694
Note payable	(41,294)	(38,591)
Restricted cash	172,629	(517,886)
Purchase of treasury stock	—	(612,368)

Net cash provided by (used in) financing activities	521,570	(1,074,151)

Net increase (decrease) in cash and cash equivalents	2,152,773	(12,370,114)
Cash and cash equivalents, beginning of period	21,565,018	24,740,508

Cash and cash equivalents, end of period	$23,717,791	$12,370,394

Supplemental disclosures of cash flow Information:
Cash payments made for interest	$17,252	$15,539

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

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements

1.          DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, media and financial services. The Company’s media segment provides investment commentary, advice, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The media segment receives revenue from subscription sales, advertising and sponsorship sales, as well as several smaller sources, including content syndication and conference attendees. The Company’s financial services segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

Building on the Company’s strategy of expanding its offerings to the professional sector, in the fourth quarter of 2002, the Company formally began the development of a wholly-owned subsidiary, Independent Research Group LLC (“IRG”). IRG was formed for the purpose of generating independent proprietary equity research for use by institutional clients. This enables IRG’s institutional clients to trade through IRG, and allows IRG to collect commissions on such trades in payment for both the proprietary equity research, as well as the institutional products produced by TheStreet.com, that IRG provides to them.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.          STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the six-month period ended June 30, 2003 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

On December 31, 2002, the Company adopted Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”). FASB No. 148 amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. FASB No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While FASB No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

Had compensation for the Company’s 1998 Stock Incentive Plan, as amended and restated, been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,272,867)	$(1,977,825)	$(3,328,511)	$(5,679,237)
Add: noncash compensation, as reported	32,985	236,337	271,405	479,625
Less: noncash compensation, pro forma	(619,740)	(1,009,819)	(1,879,858)	(1,933,827)

Net loss, pro forma	$(1,859,622)	$(2,751,307)	$(4,936,964)	$(7,133,439)

Basic and diluted net loss per share, as reported	$(0.05)	$(0.08)	$(0.14)	$(0.24)

Basic and diluted net loss per share, pro forma	$(0.08)	$(0.12)	$(0.21)	$(0.30)

3.          TREASURY STOCK

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, in private purchases or in the open market. The Company did not purchase any shares of common stock during the six-month period ended June 30, 2003 under this program. Since the inception of the program, the Company has purchased a total of 5,422,100 shares of common stock at an aggregate cost of $7,215,410.

4.          DISCONTINUED OPERATIONS

In November 2000, the Company’s Board of Directors decided to discontinue and liquidate the Company’s U.K. operations and entered into an agreement with the other shareholders of TheStreet.com (Europe) Limited pursuant to which the Company purchased the minority interest for an aggregate consideration of $3 million in cash and 1,250,000 shares of the Company’s common stock. In accordance with British law, the operation went into Members Voluntary Liquidation in May 2001. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002.

5.          NONCASH COMPENSATION EXPENSE

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. There is no additional noncash compensation to be recorded beyond March 31, 2003. The Company recorded $205,434 during the six-month period ended June 30, 2003, and $213,041 and $426,082, respectively, during the three-month and six-month periods ended June 30, 2002, for these below fair market value options.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of $9,005 and $18,011 during the three-month and six-month periods ended June 30, 2003, and June 30, 2002, respectively, for these options.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of $23,980 and $47,960 during the three-month and six-month periods ended June 30, 2003, respectively, and $14,291 and $35,532 during the three-month and six-month periods ended June 30, 2002, respectively, for these options.

6.          LEGAL PROCEEDINGS

On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint, which was later amended (the “Amended Complaint”), alleges, among other things, that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the Amended Complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. Additionally, pursuant to a Court Opinion and Order dated February 19, 2003, the claims against TheStreet.com for violations of Section 10(b) of the Exchange Act have been dismissed with prejudice. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the

Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Furthermore, the settlement is subject to a hearing on fairness and approval by the Court overseeing the litigation. However, in the event the settlements are not approved and the Company remains a defendant, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

On February 21, 2003, a complaint alleging defamation per se was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, its columnist and director. Mr. Hoenig’s complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. Mr. Cramer and TheStreet.com counterclaimed against Mr. Hoenig and his company, Capitalistpig.com LLC, for unfair competition and other claims under federal and Illinois law. On August 13, 2003, the parties voluntarily dismissed with prejudice their respective claims against each other. None of the parties paid any financial or other remuneration to resolve the claims.

7.          BUSINESS SEGMENT INFORMATION

Effective January 1, 2003, the Company’s operations have been classified into two business segments, media and financial services. The Company’s media segment provides independent, insightful, trustworthy and timely investment commentary, advice, research, analysis and news. The Company’s financial services segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue is recorded on the trade date. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources. The information presented below includes certain intercompany transactions and is therefore, not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intercompany sales of subscription-based products, which are billed at rates consistent with pricing arrangements for bulk product subscription sales. These intercompany transactions are eliminated in consolidation.

	For the Three Months Ended June 30, 2003

	Media	Financial Services	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$4,376,495	$—	$26,775	$4,349,720
Advertising revenue	1,476,076	—	—	1,476,076
Commission revenue	—	167,076	—	167,076
Other revenue	401,295	—	—	401,295

Total net revenue	$6,253,866	$167,076	$26,775	$6,394,167

Net loss	$(608,700)	$(664,167)	$—	$(1,272,867)

	For the Six Months Ended June 30, 2003

	Media	Financial Services	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$8,649,384	$—	$26,775	$8,622,609
Advertising revenue	2,676,819	—	—	2,676,819
Commission revenue	—	167,076	—	167,076
Other revenue	583,905	—	—	583,905

Total net revenue	$11,910,108	$167,076	$26,775	$12,050,409

Net loss	$(2,182,200)	$(1,146,311)	$—	$(3,328,511)

	As of June 30, 2003

	Media	Financial Services	Eliminations	Total

Balance Sheet Data:
Total assets	$38,684,592	$624,926	$(1,700,075)	$37,609,443

8.          NET LOSS PER SHARE OF COMMON STOCK

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS is identical to basic EPS since stock options were excluded from the calculation, as their effect is antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2002. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, media and financial services. The Company’s media segment provides investment commentary, advice, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The media segment receives revenue from subscription sales, advertising and sponsorship sales, as well as several smaller sources, including content syndication and conference attendees. The Company’s financial services segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

Building on the Company’s strategy of expanding its offerings to the professional sector, in the fourth quarter of 2002, the Company formally began the development of a wholly-owned subsidiary, Independent Research Group LLC (“IRG”). IRG was formed for the purpose of generating independent proprietary equity research for use by institutional clients. This enables IRG’s institutional clients to trade through IRG, and allows IRG to collect commissions on such trades in payment for both the proprietary equity research, as well as the institutional products produced by TheStreet.com, that IRG provides to them.

Recent Developments

In April 2003, IRG was admitted for membership in the NASD as a registered broker-dealer and released its first institutional research report. IRG began receiving trading commissions from its institutional clients on May 13, 2003. As of June 30, 2003, IRG has initiated coverage on 11 stocks and issued 23 research reports.

Results of Operations

Certain expenses incurred in the media segment are allocated to the financial services segment based upon a services agreement between the two entities. Due to the recent start-up of the financial services segment, there were no expenses during the three and six month periods ended June 30, 2002.

Three Months Ended June 30, 2003 and June 30, 2002

Net Revenue

Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenue increased to $4,349,720 for the three months ended June 30, 2003, as compared to $3,652,171 for the three months ended June 30, 2002. All subscription revenue is attributable to the Company’s media segment.

The increase in subscription revenue for the Company’s media segment is primarily the result of increased revenue associated with Action Alerts PLUS, Street Insight (formerly known as RealMoney Pro) and The Turnaround Report, as well as revenue from several new subscription-based products, such as The Trading Reports, launched subsequent to the quarter ended June 30, 2002. For the three months ended June 30, 2003, approximately 65% of the net subscription revenue for the Company’s media segment was derived from annual subscriptions, as compared to approximately 52% for the three months ended June 30, 2002. This increase in the proportion of annual subscription revenue is partially due to the Company’s initial need to outsource fulfillment of new email subscription products to a third party and that third party’s technological inability to provide annual subscriptions. The Company has since internally developed the requisite technological infrastructure for its subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002, and has successfully converted many of these monthly subscribers into annual subscribers.

The Company calculates net subscription revenue for its media segment by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks during the three months ended June 30, 2003, totaled less than 1% of gross subscription revenue for the period, as compared to approximately 3% during the three months ended June 30, 2002.

Advertising. Advertising revenue is derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising revenue increased to $1,476,076 for the three months ended June 30, 2003, as compared to $1,236,198 for the three months ended June 30, 2002. All advertising revenue is attributable to the Company’s media segment.

The increase in advertising revenue for the Company’s media segment is primarily the result of improved conditions in the online advertising market, increased conference sponsorships, and improvements in the Company’s advertising sales infrastructure, selling techniques, and ability to more effectively generate revenue for its page views. During the three months ended June 30, 2003, the Company achieved a 14% increase in revenue per 1,000 revenue generating page views, when compared to the three months ended June 30, 2002. This increase was partially offset by a decrease of 2% in total revenue generating page views. Additionally, the Company has been able to increase the revenue it receives per advertiser during the three months ended June 30, 2003, on an average basis, excluding conference sponsorships, as compared to the three months ended June 30, 2002.

For the three months ended June 30, 2003, 80% of the Company’s advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 57% for the three months ended June 30, 2002. The number of advertisers, excluding conference sponsorships, for the three months ended June 30, 2003 was 52, as compared to 51 for the three months ended June 30, 2002.

For the three months ended June 30, 2003, the top five advertisers, excluding conference sponsorship revenue, accounted for approximately 41% of its total advertising revenue, as compared to approximately 49% for the three months ended June 30, 2002.

Commission. Commission revenue for the Company’s financial services segment arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients, allowing it to collect commissions on such trades in payment for both the equity research it provides to them, as well as for the institutional products produced by the Company’s media segment. Commission revenue totaled $167,076 for the three months ended June 30, 2003, as compared to none for the three months ended June 30, 2002. Clients began trading through the Company’s broker-dealer subsidiary as of May 13, 2003. All commission revenue is attributable to the Company’s financial services segment.

Other. Other revenue consists primarily of syndication revenue, revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, conference attendee revenue, and reprint revenue. Other revenue decreased to $401,295 for the three months ended June 30, 2003, as compared to $598,693 for the three months ended June 30, 2002. All of the other revenue is attributable to the Company’s media segment.

The decrease in other revenue for the Company’s media segment is primarily the result of reduced revenue related to conference attendees and syndication agreements.

Operating Expense

Cost of services. Cost of services increased to $3,581,633 for the three months ended June 30, 2003, as compared to $3,018,595 for the three months ended June 30, 2002.

Cost of services for the Company’s media segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s media segment increased to $3,052,188 for the three months ended June 30, 2003, as compared to $3,018,595 for the three months ended June 30, 2002. This increase is primarily the result of higher compensation and related costs, as well as higher fees paid to outside contributors and other consulting fees, partially offset by decreased costs associated with content licensing fees and conference hosting costs.

Cost of services for the Company’s financial services segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s financial services segment totaled $529,445 for the three months ended June 30, 2003.

Sales and marketing. Sales and marketing expense increased to $1,694,571 for the three months ended June 30, 2003, as compared to $1,473,398 for the three months ended June 30, 2002.

Sales and marketing expense for the Company’s media segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service and conference departments. Sales and marketing expense for the Company’s media segment increased to $1,531,337 for the three months ended June 30, 2003, as compared to $1,473,398 for the three months ended June 30, 2002. This increase is primarily the result of increased salaries and commissions due to the build-up of the segment’s direct sales force, as well as higher consulting fees, partially offset by reduced advertising and promotion expense.

Sales and marketing expense for the Company’s financial services segment consists primarily of compensation expense for its direct sales force, as well as marketing and promotion costs. Sales and marketing expense for the Company’s financial services segment totaled $163,234 for the three months ended June 30, 2003.

General and administrative. General and administrative expense decreased to $1,860,265 for the three months ended June 30, 2003, as compared to $1,869,548 for the three months ended June 30, 2002

General and administrative expense for the Company’s media segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s media segment decreased to $1,771,945 for the three months ended June 30, 2003, as compared to $1,869,548 for the three months ended June 30, 2002. This decrease is primarily the result of reductions in compensation and related costs, telephone, bad debt and consulting expenses, partially offset by increased professional fees, occupancy, and tax costs.

General and administrative expense for the Company’s financial services segment consist primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s financial services segment totaled $88,320 for the three months ended June 30, 2003.

Depreciation and amortization. Depreciation and amortization expense decreased to $606,754 for the three months ended June 30, 2003, as compared to $1,005,864 for the three months ended June 30, 2002.

Depreciation and amortization expense for the Company’s media segment decreased to $582,717 for the three months ended June 30, 2003, as compared to $1,005,864 for the three months ended June 30, 2002. The decrease is attributable to lower capital expenditures and fully depreciated assets.

Depreciation and amortization expense for the Company’s financial services segment totaled $24,037 for the three months ended June 30, 2003.

Noncash compensation. Noncash compensation expense decreased to $32,985 for the three months ended June 30, 2003, as compared to $236,337 for the three months ended June 30, 2002. All noncash compensation expense for the three months ended June 30, 2003 is attributable to the Company’s media segment.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. Because all of these options previously vested and were fully expensed, the Company did not record any noncash compensation expense during the three months ended June 30, 2003 for these below fair market value options, as compared to $213,041 during the three months ended June 30, 2002.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. For the three months ended June 30, 2003 and June 30, 2002, the Company recorded noncash compensation expense of $9,005 for these options. The balance of $18,010 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. For the three months ended June 30, 2003, the Company recorded noncash compensation expense of $23,980 for these options, as compared to $14,291 for the three months ended June 30, 2002. The balance of $47,961 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

Restructuring. There was no restructuring expense during the three months ended June 30, 2003. For the three months ended June 30, 2002, the Company’s media segment recorded restructuring expense totaling $50,000, which primarily represented adjustments to the Company’s original estimates related to the consolidation of the Company’s facilities. During the year ended December 31, 2000, the Company recorded restructuring expense totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization.

Net Interest Income

Net interest income decreased to $109,174 for the three months ended June 30, 2003, as compared to $184,070 for the three months ended June 30, 2002.

Net interest income for the Company’s media segment decreased to $108,606 for the three months ended June 30, 2003, as compared to $184,070 for the three months ended June 30, 2002. This decrease is the result of lower interest rates and reduced cash balances.

Net interest income for the Company’s financial services segment totaled $568 for the three months ended June 30, 2003.

Gain on Disposal of Discontinued Operations

In November 2000, the Company’s Board of Directors decided to discontinue and liquidate the Company’s U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002. As of December 31, 2002, the liquidation process had been completed, and there were no remaining assets or liabilities related to the discontinued operations.

For the three months ended June 30, 2002, the Company’s media segment recorded a gain on disposal of discontinued operations of $4,785. The gains primarily represent adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process for the Company’s U.K. operations.

Six Months Ended June 30, 2003 and June 30, 2002

Net Revenue

Subscription. Subscription revenue increased to $8,622,609 for the six months ended June 30, 2003, as compared to $6,653,171 for the six months ended June 30, 2002. All subscription revenue is attributable to the Company’s media segment.

The increase in subscription revenue for the Company’s media segment is primarily the result of increased revenue associated with Action Alerts PLUS, Street Insight (formerly known as RealMoney Pro), The Turnaround Report, and TheStreet™View, as well as revenue from several subscription-based products launched subsequent to the quarter ended June 30, 2002, such as The Trading Reports. For the six months ended June 30, 2003, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 53% for the six months ended June 30, 2002. This increase in the proportion of annual subscription revenue is partially due to the Company’s initial need to outsource fulfillment of new email subscription products to a third party and that third party’s technological inability to provide annual subscriptions. The Company has since internally developed the requisite technological infrastructure for its subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002, and has successfully converted many of these monthly subscribers into annual subscribers.

The media segment calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks during the six months ended June 30, 2003, totaled less than 1% of gross subscription revenue for the period, as compared to approximately 4% during the six months ended June 30, 2002.

Advertising. Advertising revenue increased to $2,676,819 for the six months ended June 30, 2003, as compared to $1,946,268 for the six months ended June 30, 2002. All advertising revenue is attributable to the Company’s media segment.

The increase in advertising revenue for the Company’s media segment is primarily the result of improved conditions in the online advertising market, increased conference sponsorships, and improvements in the Company’s advertising sales infrastructure, selling techniques, and ability to more effectively generate revenue for its page views. During the six months ended June 30, 2003, the Company achieved a 44% increase in revenue per 1,000 revenue generating page views, when compared to the six months ended June 30, 2002. This increase was partially offset by a decrease of 6% in total revenue generating page views. Additionally, the Company has been able to increase the revenue it receives per advertiser during the six months ended June 30, 2003, on an average basis, excluding conference sponsorships, as compared to the six months ended June 30, 2002.

For the six months ended June 30, 2003, 83% of the Company’s advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 59% for the six months ended June 30, 2002. The number of advertisers, excluding conference sponsorships, for the six months ended June 30, 2003 was 75, as compared to 64 for the six months ended June 30, 2002.

For the six months ended June 30, 2003, the Company’s top five advertisers, excluding conference sponsorship revenue, accounted for approximately 44% of its total advertising revenue, as compared to approximately 42% for the six months ended June 30, 2002.

Commission. Commission revenue totaled $167,076 for the six months ended June 30, 2003, as compared to none for the six months ended June 30, 2002. Clients began trading through the Company’s broker-dealer subsidiary as of May 13, 2003. All commission revenue is attributable to the Company’s financial services segment.

Other. Other revenue decreased to $583,905 for the six months ended June 30, 2003, as compared to $960,643 for the six months ended June 30, 2002. All of the other revenue is attributable to the Company’s media segment.

The decrease in other revenue for the Company’s media segment is primarily the result of the absence of a one-time $150,000 payment received from the WTC Recovery Grant Program during the six months ended June 30, 2002 as compensation for revenue lost as a result of the September 11th attacks, as well as reduced revenue related to conference attendees and syndication agreements.

Operating Expense

Cost of services. Cost of services increased to $6,993,250 for the six months ended June 30, 2003, as compared to $6,368,177 for the six months ended June 30, 2002.

Cost of services for the Company’s media segment decreased to $6,083,390 for the six months ended June 30, 2003, as compared to $6,368,177 for the six months ended June 30, 2002. This decrease is primarily the result of lower content licensing fees and data center hosting fees, partially offset by higher fees paid to outside contributors as well as increased compensation and related costs.

Cost of services for the Company’s financial services segment totaled $909,860 for the six months ended June 30, 2003.

Sales and marketing. Sales and marketing expense increased to $3,352,804 for the six months ended June 30, 2003, as compared to $2,930,294 for the six months ended June 30, 2002.

Sales and marketing expense for the Company’s media segment increased to $3,186,747 for the six months ended June 30, 2003, as compared to $2,930,294 for the six months ended June 30, 2002. This increase is primarily the result of increased salaries and commissions due to the build-up of the segment’s direct sales force, as well as higher advertisement-serving expense, partially offset by reduced advertising and promotion and content distribution expenses.

Sales and marketing expense for the Company’s financial services segment totaled $166,057 for the six months ended June 30, 2003.

General and administrative. General and administrative expense decreased to $3,615,596 for the six months ended June 30, 2003, as compared to $3,849,125 for the six months ended June 30, 2002.

General and administrative expense for the Company’s media segment decreased to $3,451,585 for the six months ended June 30, 2003, as compared to $3,849,125 for the six months ended June 30, 2002. This decrease is primarily the result of reductions in compensation and related costs, telephone, bad debt and consulting expenses, partially offset by increased professional fees and insurance costs.

General and administrative expense for the Company’s financial services segment totaled $164,011 for the six months ended June 30, 2003.

Depreciation and amortization. Depreciation and amortization expense decreased to $1,372,712 for the six months ended June 30, 2003, as compared to $2,195,235 for the six months ended June 30, 2002.

Depreciation and amortization expense for the Company’s media segment decreased to $1,321,091 for the six months ended June 30, 2003, as compared to $2,195,235 for the six months ended June 30, 2002. The decrease is attributable to lower capital expenditures and fully depreciated assets.

Depreciation and amortization expense for the Company’s financial services segment totaled $51,621 for the six months ended June 30, 2003.

Noncash compensation. Noncash compensation expense decreased to $271,405 for the six months ended June 30, 2003, as compared to $479,625 for the six months ended June 30, 2002.

Noncash compensation expense for the Company’s media segment decreased to $269,590 for the six months ended June 30, 2003, as compared to $479,625 for the six months ended June 30, 2002. Noncash compensation expense for the Company’s financial services segment totaled $1,815 for the six months ended June 30, 2003.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $205,434 during the six months ended June 30, 2003 for these below fair market value options, as compared to $426,082 during the six months ended June 30, 2002. Because all of these below fair market value options have vested, there is no remaining compensation expense pertaining to them to be recognized in the future.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. For the six months ended June 30, 2003 and June 30, 2002, the Company recorded noncash compensation expense of $18,011 for these options. The balance of $18,010 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. For the six months ended June 30, 2003, the Company recorded noncash compensation expense of $47,960 for these options, as compared to $35,532 for the six months ended June 30, 2002. The balance of $47,961 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

Restructuring. During the year ended December 31, 2000, the Company recorded restructuring expense totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. There was no restructuring expense during the six months ended June 30, 2003. For the six months ended June 30, 2002, the Company’s media segment recorded restructuring expense totaling $18,558, which primarily represented adjustments to the Company’s original estimates related to the consolidation of the Company’s facilities and reduction in non-performing assets.

Net Interest Income

Net interest income decreased to $226,847 for the six months ended June 30, 2003, as compared to $403,981 for the six months ended June 30, 2002.

Net interest income for the Company’s media segment decreased to $220,095 for the six months ended June 30, 2003, as compared to $403,981 for the six months ended June 30, 2002. This decrease is the result of lower interest rates and reduced cash balances.

Net interest income for the Company’s financial services segment totaled $6,752 for the six months ended June 30, 2003.

Gain on Disposal of Discontinued Operations

In November 2000, the Company’s Board of Directors decided to discontinue and liquidate the Company’s U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002. As of December 31, 2002, the liquidation process had been completed, and there were no remaining assets or liabilities related to the discontinued operations.

For the six months ended June 30, 2002, the Company’s media segment recorded a gain on disposal of discontinued operations of $197,714. The gains primarily represent adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process for the Company’s U.K. operations.

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of June 30, 2003, the Company’s cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $28,223,708, representing 75% of total assets.

Net cash used in operating activities of $951,331 for the six months ended June 30, 2003 was primarily due to a net loss of $3,328,511, a decrease in accounts payable and accrued expenses, and increases in prepaid expenses and other current assets, and other receivables. This was partially offset by noncash charges, an increase in deferred revenue, and decreases in both accounts receivable and other assets.

Net cash provided by investing activities of $2,582,534 for the six months ended June 30, 2003 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to the office space now occupied by IRG.

Net cash provided by financing activities of $521,570 for the six months ended June 30, 2003 consisted primarily of the proceeds from the exercise of stock options and a decrease in restricted cash.

The Company has a total of $2,500,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $200,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Condensed Consolidated Balance Sheet. The Company anticipates that the remaining $2,300,000 of restricted cash will become unrestricted at various times through the year 2009.

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expense was $420,200 and $851,533 for the three-month and six-month periods ended June 30, 2003, respectively, as compared to $370,871 and $850,656 for the three-month and six-month periods ended June 30, 2002, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$7,523,396	$1,290,960	$2,720,014	$2,309,003	$1,203,419
Employment agreements	1,614,923	1,110,756	504,167	—	—
Outside contributor agreements	342,167	342,167	—	—	—
Note payable	353,880	86,903	192,495	74,482	—

Total contractual cash obligations	$9,834,366	$2,830,786	$3,416,676	$2,383,485	$1,203,419

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its market risk exposures are immaterial, as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Item 4.	Disclosure Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no significant changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected. The Company may also face other risks that are not discussed in the following description of its risk factors either because it is unaware of such risks or because it presently believes that such risks are immaterial. The Company cannot assure you that any of these other risks, if they were to occur, would not materially adversely affect the Company’s business, results of operations or financial condition.

The Company Has a History of Losses and May Incur Further Losses

The Company has incurred operating losses in each fiscal quarter since its formation and may continue to experience operating losses in the future. As of June 30, 2003, the Company had an accumulated deficit of $150.9 million. Notwithstanding this history of operating losses, the Company recorded a positive cash flow of approximately $0.3 million for the quarterly period ended June 30, 2003. However, the Company will need to generate significant revenues in order to cover the significant operating expenses it expects to incur throughout the remainder of the year. Accordingly, the Company can make no assurances that it will achieve its goal of achieving profitability for the fourth quarter of 2003 under accounting principles generally accepted in the United States and, even if the Company does achieve its profitability goals, the Company may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

The Company’s Quarterly Financial Results May Fluctuate and its Future Revenues are Difficult to Forecast and May be Seasonal

The Company’s quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company’s control, including:

•	demand for advertising on the Company’s web sites and the internet generally;
•	advertising rate reductions and subscription price reductions due to decreased demand or increased competition;
•	advertising budget cycles of the Company’s customers;
•	the Company’s success in developing new products or services and the amount and timing of costs associated with that process;
•	the Company’s ability to enter into new and maintain its current strategic relationships;
•	the amount and timing of the Company’s costs for marketing and other initiatives;
•	new products or services introduced by the Company or its competitors;
•	content distribution fees or other costs incurred by the Company;
•	costs associated with system downtime affecting the internet generally or the Company’s web sites in particular; and
•	general economic and market conditions.

The Company forecasts its current and future expense levels based on expected revenues and the Company’s investment plans. The Company’s expenses are largely fixed in nature. Therefore, the Company may not be able to adjust its spending fast enough to mitigate losses in the event its revenues decline unexpectedly. In addition, the Company believes that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters of each year and that similar seasonal patterns have developed in the Company’s industry. The Company believes that quarter-to-quarter comparisons of its operating results may not be a good indication of its future performance, nor would its operating results for any particular quarter be indicative of future operating results. Due to the above factors, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

The Company May Have Difficulty Selling its Advertising Inventory, a Significant Portion of Which Is Concentrated Among the Company’s Top Advertisers

Although the market for online advertising sales has shown some signs that it is beginning to recover from its severe decline, many factors continue to weigh heavily on it, including the prolonged stock market slump, the declines in business and consumer spending, recent acts of terrorism and the war in Iraq, all of which have negatively affected readership of financial market content, such as that produced by the Company. As a result, many advertising supported web sites, particularly those in the financial sector, continue to experience difficulty selling their available inventories and maintaining their rate structures. Although the Company believes that its demographic profiles will continue to enable it to maintain its high sell-through, its ability to increase its advertising revenues depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage and the Company’s ability to increase its unique visitors and page view inventory. If the Company is unable to attract the necessary traffic, or if despite such traffic, advertising revenues decrease due to the factors discussed above, the Company’s business, results of operations and financial condition could be materially adversely affected.

In the second quarter of 2003, the Company’s top five advertisers accounted for approximately 41% of its total advertising revenues, excluding conference sponsorship revenues, as compared to approximately 50% for the three months ended March 31, 2003 and approximately 49% for the three months ended June 30, 2002. Furthermore, a large proportion of the Company’s top advertisers are concentrated in the online brokerage industry. The Company’s business, results of operations and financial condition could be materially adversely affected by the loss of a number of its top advertisers, or weakness in the online brokerage industry, and such a loss could be concentrated in a single quarter. Further, if the Company does not continue to increase its revenue from financial-services advertisers or attract advertisers from non-financial industries, its business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

A General Decline in Online Advertising or Commercial Email Could Harm the Company’s Business

The Company’s future success is dependent in part on the use of the internet as an advertising medium. The internet advertising industry continues to evolve, and it cannot yet be compared with traditional advertising media to gauge its effectiveness, particularly from a branding perspective. As a result, demand and market acceptance for internet advertising solutions is uncertain and its growth has slowed significantly. The adoption of internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Some of these customers may find internet advertising to be less effective for promoting their products and services relative to traditional advertising media. The Company cannot assure you that current or potential advertising customers will continue to allocate a portion of their advertising budget to internet advertising or that the demand for internet advertising will continue to develop to sufficiently support internet advertising as a significant advertising medium. If the demand for internet advertising decreases, then the Company’s business, results of operations and financial condition could be materially and adversely affected.

Moreover, “filter” software programs that limit or prevent advertising from being delivered to a web user’s computer are available. Widespread adoption of this software could materially adversely affect the commercial viability of web advertising, which could materially adversely affect the Company’s advertising revenues. In addition, some internet commentators, privacy advocates and federal and state officials have suggested that legislation may be needed to better safeguard online privacy, by the limitation or elimination of the use of cookies, by so-called “opt-in” requirements that permit the sharing of personal information only if consumers have actively agreed to it, or by other methods. If such legislation is passed, it is likely to restrict the ability of online advertisers to target their ads, which may result in a decrease in online advertising rates or online advertising spending generally. Such a decrease could materially adversely affect the Company’s advertising revenues.

The Company also derives advertising revenues from email advertising and other email services (including the marketing of its own products via email), which exposes it to potential liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, privacy violations or interruptions or delays in email service. Recently, many internet service providers, or ISPs, have implemented aggressive campaigns to reduce the use of unsolicited commercial email, popularly known as “spam,” on their networks. Although the Company believes that its email advertising practices are in compliance with applicable laws and policies, if one or more ISPs were to deem the Company’s email advertising and marketing practices to be violative of their anti-spam policies, their technology could be used to block or limit the Company’s advertising and marketing efforts. The occurrence of any of the foregoing could materially adversely affect the Company’s business, results of operations and financial condition.

The Company competes with other web sites, television, radio and print media for a share of advertisers’ total advertising budgets. If advertisers perceive the web in general or the Company’s web sites in particular to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to online advertising or to advertising on the Company’s web sites.

The Company May Have Difficulty Adding Subscribers and Retaining Current Subscribers

The Company continues to seek to retain its current subscribers and to attract new subscribers. As of June 30, 2003, the Company had approximately 63,200 paid annual and monthly subscriptions (not including free trials, but including an estimate of subscriptions paid for as part of certain bulk deals) to 16 subscription products, as compared to approximately 62,200 such subscriptions to 16 subscription products as of March 31, 2003 and 78,000 such subscriptions to 12 subscription products as of June 30, 2002. The Company believes it has significantly enhanced its subscription offerings to differentiate them from the free financial and investing information that is widely available on the web, including on TheStreet.com site. However, given the availability of such free financial information, the Company may not be able to retain its current subscription base and attract additional subscribers in a cost-effective manner. If the Company’s subscription base declines significantly or the cost of subscriber acquisition increases, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company’s broker-dealer subsidiary, IRG, commenced its research coverage of equity securities in April 2003. Over time, the Company expects that many of the institutional subscribers to TheStreet.com’s professional products will elect to receive such products from IRG rather than renewing their subscriptions. As a result, the Company’s media segment may experience a decline in subscription revenues, and the Company’s financial services segment may experience an increase in commission revenues.

Difficulties In Developing New and Enhanced Products and Services Could Harm the Company’s Business

In 2002 and the first six months of 2003, the Company introduced additional products and services and enhanced existing products and services designed to help retain its current subscribers and attract new subscribers. The Company intends to do more of the same in the remainder of 2003. However, if the Company introduces a product or service that is not favorably received, its current readers may choose a competitive service over the Company’s. The Company may also experience difficulties that could delay or prevent it from introducing new products and services, or the new products or services the Company introduces could contain errors that are discovered after they are introduced. In some cases, the Company is dependent on third parties, including software companies, application service providers and technology consulting firms, to help the Company develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company’s use does not function as anticipated, implementation may be delayed and the cost of implementation may be higher than anticipated. Such developments could materially adversely affect the Company’s business, results of operations and financial condition.

Because the Company Is in the Early Stages Of Developing its Proprietary Equity Research Business, the Company Is Subject to Risks and Uncertainties Associated With Developing and Operating a New Business and May Not Achieve Profitability in this New Business

In October 2002, the Company formed IRG as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Since its formation, IRG has incurred start-up costs and expenses, but as of June 30, 2003 has not generated significant revenues. The Company will encounter risks, uncertainties, expenses and difficulties as it proceeds to develop and operate this new business, including, among others, those relating to licensing, staffing, regulatory compliance and gaining market acceptance of its products. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenues or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG’s Revenues May Not Be Sufficient to Cover its Expenses

IRG’s current business plan involves only the production of proprietary equity research and the dissemination of that research to institutional money managers and hedge funds at no charge to these customers. In return, IRG expects that these institutional money managers and hedge funds will voluntarily elect to execute transactions through IRG’s correspondent clearing broker and direct to IRG a portion of commissions reasonable in relation to the value of the research provided by IRG. These arrangements are subject to various regulatory requirements. See “Business – Marketing – Professional Marketing – Soft-Dollar Brokers” in the Company’s annual report on Form 10-K for the year ended December 31, 2002. IRG does not expect to conduct other revenue generating activities at this time. Because there is no guarantee that revenues will be generated in connection with its proprietary equity research, the Company can make no assurances that IRG’s revenues will be sufficient to cover its expenses.

The Company’s Success in Developing and Operating its Proprietary Equity Research Business Will Depend in Part on the Demand for Equity Investment in the Marketplace

The Company’s ability to develop and operate its proprietary equity research business will depend in part on the strength of the market for equity securities generally. Recently, the markets for equity securities have experienced declines due to factors beyond the Company’s control, including the adverse effects of current general economic conditions, recent acts of terrorism and the war in Iraq. These events may have a material adverse affect on demand for the Company’s proprietary equity research.

If the Company Does Not Develop and Maintain an Effective Sales Force, its Business, Results of Operations and Financial Condition Could Be Materially Adversely Affected

The Company depends upon its sales force to sell advertising on, and subscriptions for, its web sites and other products. The Company has experienced in the past, and may experience in the future, costly, high turnover in the ranks of its sales force. In addition to replacement costs, this exposes the Company to risks of competition from other companies in hiring and retaining qualified sales personnel, decreased productivity during training and orientation periods, and potential failure to integrate and motivate new and existing sales personnel. If the Company is unable to attract and retain qualified sales representatives, its business, results of operations and financial condition could be materially adversely affected.

Unforeseen Development Difficulties May Hinder the Company’s Efforts

In the past few years, the Company has significantly enhanced its design and its technological infrastructure to further improve its sites and to accommodate increased traffic, and intends to continue such development activities. However, unforeseen development difficulties could prevent the Company from implementing such improvements or cause the costs to implement such improvements, including design, technology and related costs, to be higher than anticipated.

In the past, the Company has experienced significant spikes in traffic on its web sites when there have been important financial news events. Accordingly, the Company’s web sites must accommodate a high volume of traffic, often at unexpected times. Although the Company has upgraded and continues to improve its systems, the Company’s web sites have in the past, and may in the future, experience publishing problems, slower response times than usual or other problems for a variety of reasons. These occurrences could cause the Company’s readers to perceive its web sites as not functioning properly and, therefore, cause them to use other methods to obtain their financial news and information. In such a case, the Company’s business, results of operations and financial condition could be materially adversely affected.

The Company Faces a Risk Of System Failure that May Result in Reduced Traffic, Reduced Revenue and Harm to its Reputation

The Company’s ability to provide timely information and continuous news updates depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company’s ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. The Company’s operations depend on the ability of its data center host, Cable & Wireless plc, a global telecommunications company headquartered in Great Britain, to protect its own systems and the Company’s systems in its data center against damage from fire, power loss, water damage, telecommunications failure, acts of terrorism, vandalism and similar unexpected adverse events. Although Cable & Wireless provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours per day, seven days per week, Cable & Wireless does not guarantee that the Company’s internet access will be uninterrupted, error-free or secure. Any disruption in the internet access to the Company’s web sites provided by Cable & Wireless could materially adversely affect the Company’s business, results of operations and financial condition. The Company’s own internal systems and operations, as well as those of Cable & Wireless, may be subject to damage or interruption from human error, natural disasters, fire, water damage, power loss, telecommunication failures, acts of terrorism, break-ins, sabotage, computer viruses, intentional acts of vandalism and similar events. Any system failure, including network, software or hardware failure, that causes an interruption in the Company’s service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company’s reputation, brand and the Company’s relations with its advertisers and strategic partners.

Like most web sites, the Company may be vulnerable to computer viruses, physical or electronic break-ins and other deliberate attempts to disrupt its technological operations, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access the Company’s data. The Company’s insurance policies may not adequately compensate the Company for any losses that the Company may incur because of any failures in its system or interruptions in its delivery of content. The Company’s business, results of operations and financial condition could be materially adversely affected by any event, damage or failure that interrupts or delays the Company’s operations.

The Company’s Future Success Depends on its Ability to Attract and Retain Key Personnel

The Company’s future success depends upon its ability to attract and retain key personnel, including executives, editors, writers, and technology personnel. Certain of the Company’s key employees are bound by employment or non-competition agreements. The loss of one or more of the Company’s key personnel, or the Company’s inability to attract replacements with appropriate expertise, could materially adversely affect the Company’s business, results of operations and financial condition.

Intense Competition Could Reduce the Company’s Market Share and Harm its Financial Performance

As our business has expanded into new areas, such as equity research and advisory reports, we face competition for customers, advertisers, employees and contributors with a wide variety of financial news and information sources, but also with many types of companies, including, as to our media segment:

•

online services or web sites focused on business, finance, or investing such as The Wall Street Journal Interactive Edition (www.wsj.com), DowJones.com, Forbes.com, SmartMoney.com, CBS.Marketwatch.com and The Motley Fool;

•	publishers and distributors of traditional media focused on finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs;
•	investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing;
•	information and analysis providers such as Standard & Poors; and
•	those involved in the creation and production of investor education conferences.

In addition, the Company’s financial services segment, through IRG, is a new entrant into the proprietary equity research business. As a result, the Company will face significant competition from established Wall Street investment banking firms, large financial institutions, equity research boutiques and other securities professionals that offer similar information and that have firmly established customer relationships. The Company cannot guarantee that it will be able to compete effectively with its current or future competitors or that this competition will not significantly harm its business.

The Company’s ability to compete depends on many factors, including the independence, insightfulness, trustworthiness and timeliness of its content and that of the Company’s competitors, the success of the Company’s recommendations and research, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company’s sales and marketing efforts.

Many of the Company’s existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. This may allow them to devote greater resources than the Company can to the development and promotion of their services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. The Company’s competitors may develop content that is equal or superior to the Company’s or that achieves greater market acceptance than the Company’s. It is also possible that new competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully for customers, advertisers, employees and contributors, which could materially adversely affect the Company’s business, results of operations and financial condition. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company’s business, results of operations and financial condition.

The Company also competes with other web sites, television, radio, print media and conference providers for a share of advertisers’ total advertising budgets. If advertisers perceive the internet or the Company’s web sites to be a limited or an ineffective advertising medium, they may be reluctant to devote a portion of their advertising budget to internet advertising or to advertising on the Company’s web sites.

A Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base, Which May Harm the Company’s Business

The Company depends on establishing and maintaining content syndication and headline indexing relationships with high-traffic web sites for a significant portion of its current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and the Company may have to pay significant fees to establish additional content syndication and headline indexing relationships with large, high-traffic partners or maintain existing relationships in the future. The Company may be unable to enter into or successfully renew relationships with these firms or sites on commercially reasonable terms or at all. These relationships may not attract significant numbers of subscribers or readers.

Many companies that the Company may approach for a strategic relationship or who already have strategic relationships with the Company also provide investment commentary, advice, research, analysis or news from other sources. As a result, these companies may be reluctant to enter into or maintain strategic relationships with the Company. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. The Company’s business, results of operations and financial condition could be materially adversely affected if the Company does not establish additional, and maintain existing, strategic relationships on commercially reasonable terms or if any of the Company’s strategic relationships do not result in an increase in the number of subscribers or readers of its web sites and other products.

The Company May Be Unable to Grow Through Acquisitions and Integrate Future Acquisitions into its Business

The Company’s growth strategy may involve acquisitions of other companies. However, the Company may be unable to successfully pursue and complete acquisitions in a timely and cost-effective manner. Further, the pursuit and integration of acquisitions will require substantial attention from the Company’s senior management, which will limit the amount of time these individuals will have available to devote to the Company’s existing operations. There can be no assurance that the Company would be able to successfully integrate these acquisitions into its business or implement its plans without delay or substantial cost. In addition, future acquisitions by the Company could result in the incurrence of debt and contingent liabilities, which could have a material adverse effect upon the Company’s business, financial condition and results of operations. Any failure or any inability to effectively manage and integrate growth could have a material adverse effect on the Company’s business, financial condition and results of operations.

Difficulties Associated With the Company’s Brand Development May Harm its Ability to Attract Subscribers and Readers

The Company believes that maintaining and growing awareness about the TheStreet.com and RealMoney brands, among others, is an important aspect of its efforts to continue to attract users. The Company’s new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Although the Company’s efforts to build brand awareness have been successful with respect to certain of the Company’s brands, they may not be cost effective or successful in the future in reaching potential users, and some potential users may not be receptive to the Company’s advertising campaign or other efforts. Accordingly, the Company cannot assure you that such efforts will be successful in raising awareness of TheStreet.com, RealMoney or other brands or in persuading potential users to subscribe to the Company’s products or visit the Company’s sites.

Failure to Maintain the Company’s Reputation for Trustworthiness May Reduce the Number of its Readers, Which May Harm its Business

It is very important that the Company maintain its reputation as a trustworthy organization. The occurrence of events, including the Company’s misreporting a news story, the non-disclosure of a stock ownership position by one or more of the Company’s writers, the manipulation of a security by one or more of the Company’s outside contributors, or other breach of the Company’s compliance policies, could harm the Company’s reputation for trustworthiness. These events could result in a significant reduction in the number of the Company’s readers, which could materially adversely affect its business, results of operations and financial condition.

Potential Liability for Information Displayed on the Company’s Web Sites May Require it to Defend Against Legal Claims, Which May Cause Significant Operational Expenditures

The Company may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information the Company publishes on its web sites or in other media. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subject to claims based upon the content that is accessible from its web sites through links to other web sites. The Company’s insurance may not adequately protect it against these claims.

Failure to Protect the Company’s Intellectual Property Rights Could Harm its Brand-Building Efforts and Ability to Compete Effectively

To protect the Company’s rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with its employees, affiliates, customers, strategic partners and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has registered several trademarks in the United States and also has pending U.S. applications for other trademarks. Failure to adequately protect the Company’s intellectual property could harm its brand, devalue its proprietary content and affect its ability to compete effectively. Further, defending the Company’s intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company’s business, results of operations and financial condition.

The Company May Have to Defend Against Intellectual Property Infringement Claims, Which May Cause Significant Operational Expenditures

Although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that the Company has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. The Company incorporates licensed third-party technology in some of its services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure you that these provisions will be adequate to protect it from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on the Company’s part, which could materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s Ability to Maintain and Increase its Customer Base Depends in Large Part on the Continued Growth in Use and Efficient Operation of the Web

The web-based information market continues to evolve. The Company’s business would be materially adversely affected if web usage does not continue to grow or grows slowly. Web usage may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure;
•	security and privacy concerns;
•	inconsistent quality of service; and
•	unavailability of cost-effective, high-speed access to the internet.

The Company’s readers depend on internet service providers, online service providers and other web site operators for access to its web sites. Many of these companies providing such services have filed for bankruptcy. Many have experienced significant service outages in the past and could experience service outages, delays and other difficulties due to system failures unrelated to the Company’s systems. These occurrences could cause the Company’s readers to perceive the web in general or the Company’s web sites in particular as an unreliable medium and, therefore, cause them to use other media to obtain their financial news and information. The Company also depends on a number of information providers to deliver information and data feeds to it on a timely basis. The Company’s web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information, which could materially adversely affect the Company’s business, results of operations and financial condition.

Government Regulation and Legal Uncertainties

Internet Communications, Commerce and Privacy Regulation. Existing domestic and international laws or regulations and private industry guidelines specifically regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation of online transactions and the characteristics and quality of online products and services are under consideration by federal, state, local and foreign governments and agencies and by private industry groups. In addition, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business over the internet. The Company’s business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the internet.

The Company is also subject to various federal and state regulations concerning the collection and use of information regarding individuals. These laws include the Children’s Online Privacy Protection Act, and state laws that limit or preclude the use of voter registration and drivers license information, as well as other laws that govern the collection and use of consumer credit and financial information, including the Gramm-Leach-Bliley Act. Although the Company’s compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, governments, trade associations and industry self-regulatory groups may enact more burdensome laws, regulations and guidelines, including antitrust and consumer privacy laws, affecting the Company and its customers. Over the past several years, the U.S. federal and various state governments have investigated certain internet companies regarding their use of personal information and have proposed limitations on the collection and use of information regarding internet users including, for example, a prohibition on the sharing of personal information absent explicit consumer agreement, or “opt-in.” The European Union has enacted its own privacy regulations, which have resulted in limits on the collection and use of certain information from users in Europe. Other jurisdictions may follow. The Company could incur additional expenses if any new regulations regarding the use of personal information are introduced or if the Company were required to defend its privacy practices against agency investigations. Also, as a consequence of governmental legislation or regulation or enforcement efforts or evolving standards of fair information collection practices, the Company may be required to make changes to its products or services in ways that could diminish the effectiveness of the product or service or its attractiveness to potential customers, which could materially and adversely affect the Company’s business, financial condition and results of operations.

Laws and regulations directly applicable to internet communications, commerce and advertising have become more prevalent, and new laws and regulations are under consideration by the U.S. Congress and state legislatures. Any legislation enacted or restrictions arising from current or future government investigations or policy could dampen the growth in use of the internet generally and decrease the acceptance of the internet as a communications, commercial and advertising medium. The laws governing the internet remain largely unsettled, even in areas where there has been some legislative action. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel, obscenity and personal privacy apply to the internet, internet publishing and internet advertising. Any new laws, regulations, taxes or other levies relating to the delivery of the Company’s products and services, the dissemination of commercial email advertising and marketing messages, or certain applications or interpretations of existing laws, could increase the cost of conducting online activities, decrease the growth in the use of the internet, decrease the demand for the Company’s products and services, reduce the Company’s ability to market its products and services, or otherwise materially adversely affect the Company’s business, financial condition and results of operations.

Securities Industry Regulation. Over the past two years, the Company’s activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its recently begun activities as an introducing broker and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company’s and IRG’s business, results of operations and financial condition.

Investment advisors such as TheStreet.com are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

•	advertising,
•	record-keeping,
•	conduct of directors, officers and employees, and
•	supervision of advisory activities.

Likewise, broker-dealers are subject to regulations of the SEC, state regulators and self-regulatory organizations, such as the NASD, covering all aspects of the operation of their business, including, among others:

•	recommendations of securities,
•	equity research,
•	execution of customers’ orders,
•	capital structure,
•	record-keeping,
•	advertising,
•	conduct of directors, officers and employees, and
•	supervision of securities and research activities.

Violations of the regulations governing the actions of investment advisors and broker-dealers may result in the imposition of censures or fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a firm, its officers, or its employees from the securities business.

The Company’s ability to comply with all applicable securities laws and rules is largely dependent on its establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as its ability to attract and retain qualified compliance personnel.

Furthermore, because the Company operates in industries subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules can have a significant impact on the Company’s ability to compete in the securities industry. For example, the recent enactment of the Sarbanes-Oxley Act of 2002 and other actions by various regulatory authorities and industry organizations impose significant new requirements on broker-dealers and securities analysts issuing research reports on equity securities and their supervisors. The new requirements include an obligation to disclose conflicts and prohibitions designed to promote objectivity and independence of the securities analyst. The Company does not expect these changes to materially adversely affect its business plan for IRG. However, the Company cannot guarantee that the SEC or other federal and state governmental regulatory authorities and self-regulatory organizations regulating the actions of broker-dealers and investment advisors will not further regulate, or change existing legislation affecting, the Company’s business in the future in a manner that could harm the Company’s business, results of operations and financial condition.

Any Failure of the Company’s Internal Security Measures or Breach of its Privacy Protections Could Cause the Company to Lose Users and Subject it to Liability

Users who subscribe to one of the Company’s subscription-based products are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which the Company uses to administer its services. Additionally, the Company has implemented a registration system that collects certain information (although not payment information) from users of its free flagship site who wish to gain access to certain features of the Company’s site. If the security measures that the Company uses to protect personal information are ineffective, the Company may lose users and the Company’s business may be harmed. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification. The Company cannot predict whether technological developments or human error could allow these security measures to be circumvented. The Company may need to use significant resources to prevent security breaches or to alleviate problems caused by any security breaches. If the Company is not able to prevent all security breaches, its business, results of operations and financial condition could be materially adversely affected.

The Company’s users depend on the Company to keep their personal information private and to not disclose it to third parties. The Company therefore maintains a privacy policy, under which, with certain limited exceptions, it will not disclose to any third parties any personal information about its subscribers or other users. The Company has retained the ability to modify the privacy policy at any time. If the Company’s users perceive that the Company is not protecting their privacy, its business, results of operations and financial condition could be materially adversely affected.

Concerns About Web Security Could Reduce the Company’s Advertising Revenues, Decrease its Reader Base and Increase its Web Security Expenditures

Concern about the transmission of confidential information over the internet has been a significant barrier to electronic commerce and communications over the web. Any well-publicized compromise of security could deter more people from using the web or from using it to conduct transactions that involve the transmission of confidential information, such as signing up for a paid subscription, executing stock trades or purchasing goods or services. Because many of the Company’s advertisers seek to advertise on its web sites to encourage people to use the web to purchase goods or services, the Company’s business, results of operations and financial condition could be materially adversely affected if internet users significantly reduce their use of the web because of security concerns. The Company may also incur significant costs to protect it against the threat of security breaches or to alleviate problems caused by these breaches.

Control by Principal Stockholders, Officers and Directors Could Adversely Affect the Company’s Stockholders

The Company’s officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, have the ability to control substantially all matters submitted to its stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) and to control its management and affairs. Accordingly, this concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock.

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From April 1 through June 30, 2003, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $3.11 to $5.43. As of August 11, 2003, the closing sale price was $4.35. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the Company’s common stock, regardless of its operating performance.

Anti-Takeover Provisions Could Prevent or Delay a Change of Control

Provisions of the Company’s amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the Company’s stockholders.

The Company Does Not Intend to Pay Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On December 5, 2001, a class action complaint alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). The complaint alleges, among other things, that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. TheStreet.com and certain of its former officers and directors and a current director are named in the complaint pursuant to Section 11 of the Securities Act of 1933, and Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar complaints have been filed against over 300 other issuers that have had initial public offerings since 1998 and all such actions have been included in a single coordinated proceeding. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. Additionally, pursuant to a Court Opinion and Order dated February 19, 2003, the claims against TheStreet.com for violations of Section 10(b) of the Exchange Act have been dismissed with prejudice. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs in this matter. The settlement would provide, among other things, a release of the Company and of the individual defendants for the conduct alleged to be wrongful in the Amended Complaint. The Company would agree to undertake other responsibilities under the partial settlement, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. Any direct financial impact of the proposed settlement is expected to be borne by the Company’s insurers. The committee agreed to approve the settlement subject to a number of conditions, including the participation of a substantial number of other issuer defendants in the proposed settlement, the consent of the Company’s insurers to the settlement, and the completion of acceptable final settlement documentation. Due to the inherent uncertainties of litigation, the Company cannot accurately predict whether or not the settlements will receive final approval by the Court. In the event the settlements are not approved and the Company remains a defendant, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition and results of operations.

On February 21, 2003, a complaint alleging defamation per se was filed by Jonathan Hoenig, a hedge fund manager and financial commentator, in the Circuit Court of Cook County, Illinois, naming as defendants TheStreet.com and James J. Cramer, its columnist and director. Mr. Hoenig’s complaint alleges that Mr. Cramer and TheStreet.com knowingly made false statements intended to harm his reputation as a financial advisor and commentator. Mr. Cramer and TheStreet.com counterclaimed against Mr. Hoenig and his company Capitalistpig.com LLC for unfair competition and other claims under federal and Illinois law. On August 13, 2003, the parties voluntarily dismissed with prejudice their respective claims against each other. None of the parties paid any financial or other remuneration to resolve the claims.

The Company, from time to time, becomes involved in various legal proceedings in the ordinary course of its business. Other than the legal proceedings described above, the Company believes that the outcome of all pending legal proceedings will not have a material adverse effect on its business, financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to Vote of Security Holders

The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 29, 2003:

(i)         the election of James J. Cramer (votes for: 15,622,803; withheld: 918,460) and Martin Peretz (votes for: 15,601,603; withheld: 939,660) as Class I directors of the Company, to serve until the annual meeting in 2006; and

(ii)         the ratification of the appointment of Ernst & Young LLP as the Company’s independent certified public accountants for the fiscal year ending December 31, 2003 (votes for: 16,500,345; votes against: 36,024; abstained: 4,793).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

•10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002

••10.2	Annual Incentive Plan

••10.3	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.

••10.4	Employment Agreement, dated January 1, 2002, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.

••10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

•	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

••	Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.

(b)        Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2003.

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

THESTREET.COM, INC.
Date: August 14, 2003	By:	/s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By:	/s/ Lisa A. Mogensen
Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

•10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002

••10.2	Annual Incentive Plan

••10.3	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.

••10.4	Employment Agreement, dated January 1, 2002, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.

••10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the 1999 Company’s Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the 2000 Company’s Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

•	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

••	Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.