Form 10-Q
period 2003-09-30
THESTREET COM
filed 2003-11-10
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES         NO    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class) Common Stock, par value $0.01 per share	(Number of Shares Outstanding as of November 5, 2003) 23,978,056

TheStreet.com, Inc.
Form 10-Q

For the Three and Nine Months Ended September 30, 2003

SIGNATURES	28

ii

PART I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$22,039,222	$21,565,018
Restricted cash	200,000	372,629
Short-term investments	4,009,453	4,811,164
Accounts receivable, net of allowance for doubtful accounts of $114,546 as of September 30, 2003 and $212,312 as of December 31, 2002	1,292,453	1,676,974
Other receivables	137,869	91,622
Receivables from related parties	276,861	105,439
Prepaid expenses and other current assets	1,215,312	1,020,433

Total current assets	29,171,170	29,643,279
Property and equipment, net of accumulated depreciation and amortization of $11,431,656 as of September 30, 2003 and $9,995,998 as of December 31, 2002	2,726,675	3,643,275
Other assets	407,446	491,875
Receivables from related parties	—	206,222
Goodwill	1,990,312	1,990,312
Other intangibles, net	658,333	1,153,333
Restricted cash	2,300,000	2,300,000

Total assets	$37,253,936	$39,428,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$634,454	$733,409
Accrued expenses	3,534,558	3,660,029
Deferred revenue	6,903,531	5,512,669
Current portion of note payable	88,386	84,010
Other current liabilities	68,913	18,127

Total current liabilities	11,229,842	10,008,244
Note payable	244,317	311,164
Other liabilities	55,399	—

Total liabilities	11,529,558	10,319,408

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 29,400,156 shares issued and 23,978,056 shares outstanding at September 30, 2003, and 29,007,394 shares issued and 23,585,294 shares outstanding at December 31, 2002	294,002	290,074
Additional paid-in capital	184,393,997	183,794,159
Deferred compensation	—	(205,434)
Treasury stock at cost; 5,422,100 shares at September 30, 2003 and December 31, 2002	(7,215,410)	(7,215,410)
Accumulated deficit	(151,748,211)	(147,554,501)

Total stockholders’ equity	25,724,378	29,108,888

Total liabilities and stockholders’ equity	$37,253,936	$39,428,296

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

	(unaudited)		(unaudited)
Net revenue:
Subscription	$4,826,585	$3,983,517	$13,449,194	$10,636,688
Advertising	1,222,386	1,057,959	3,899,205	3,004,227
Commission	313,155	—	480,231	—
Other	303,884	292,051	887,789	1,252,694

Total net revenue	6,666,010	5,333,527	18,716,419	14,893,609

Operating expense:
Cost of services	3,483,057	2,757,278	10,476,307	9,125,455
Sales and marketing	1,855,782	1,720,255	5,208,586	4,650,550
General and administrative	1,763,126	1,830,846	5,378,722	5,679,970
Depreciation and amortization	465,596	954,649	1,838,308	3,149,884
Noncash compensation	32,986	236,488	304,391	716,113
Restructuring	—	—	—	18,558

Total expense	7,600,547	7,499,516	23,206,314	23,340,530

Net interest income	69,338	129,041	296,185	533,022
Gain on sale of investment	—	184,667	—	184,667

Net loss from continuing operations	(865,199)	(1,852,281)	(4,193,710)	(7,729,232)

Gain on disposal of discontinued operations	—	2,609	—	200,323

Net loss	$(865,199)	$(1,849,672)	$(4,193,710)	$(7,528,909)

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.04)	$(0.08)	$(0.18)	$(0.33)
Discontinued operations	—	—	—	0.01

Net loss	$(0.04)	$(0.08)	$(0.18)	$(0.32)

Weighted average basic and diluted shares outstanding	23,947,440	23,553,428	23,818,398	23,554,046

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2003	2002

	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,193,710)	$(7,528,909)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash compensation expense	304,391	716,113
Noncash advertising expense	—	71,442
Gain on disposal of discontinued operations	—	(194,839)
Gain on sale of investments	—	(184,667)
Gain on sale of fixed assets	—	(375)
(Recovery) provision for doubtful accounts	(66,839)	16,444
Depreciation and amortization	1,838,308	3,149,884
Net current assets of discontinued operations	—	(560)
Changes in operating assets and liabilities:
Accounts receivable	451,360	(164,921)
Other receivables	(46,247)	(36,944)
Receivables from related parties	34,800	21,891
Prepaid expenses and other current assets	(194,879)	22,040
Other assets	176,778	167,660
Accounts payable and accrued expenses	(224,426)	(133,461)
Restructuring reserve	—	(1,380,206)
Deferred revenue	1,390,862	2,327,242
Other current liabilities	(2,180)	(10,731)

Net cash used in operating activities	(531,782)	(3,142,897)

Cash Flows from Investing Activities:
Purchase of short-term investments	(6,000,000)	(6,279,454)
Sale of short-term investments	6,801,711	9,604,772
Purchase of investment in held to maturity securities	—	(9,911,651)
Sale of investment in held to maturity securities	—	10,096,318
Capital expenditures	(410,692)	(415,564)
Sale of fixed assets	—	8,000

Net cash provided by investing activities	391,019	3,102,421

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	504,809	164,186
Note payable	(62,471)	(58,381)
Restricted cash	172,629	(345,257)
Purchase of treasury stock	—	(615,443)

Net cash provided by (used in) financing activities	614,967	(854,895)

Net increase (decrease) in cash and cash equivalents	474,204	(895,371)
Cash and cash equivalents, beginning of period	21,565,018	24,740,508

Cash and cash equivalents, end of period	$22,039,222	$23,845,137

Supplemental disclosures of cash flow information:

Cash payments made for interest	$28,647	$33,380

Supplemental disclosures of noncash investing and financing activities:

During 2002, the Company issued 489,644 shares of common stock in connection with its purchase of SmartPortfolio.com, Inc. The shares were valued at $430,886.

During 2003, the Company purchased software costing $131,541, of which $108,365 was financed through extended payment terms.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements

1.          DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and conference attendees. The Company’s securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

The securities research and brokerage segment is the result of the Company’s efforts to build on its strategy of expanding its offerings to the professional sector. In the fourth quarter of 2002, the Company formally began the development of a wholly-owned subsidiary, Independent Research Group LLC (“IRG”). IRG was formed for the purpose of generating independent proprietary equity research for use by institutional clients. This enables IRG’s institutional clients to trade through IRG, and allows IRG to collect commissions on such trades in payment for both the proprietary equity research, as well as the institutional products produced by TheStreet.com, that IRG provides to them.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.	STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the nine-month period ended September 30, 2003 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

On December 31, 2002, the Company adopted Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”). FASB No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. FASB No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While FASB No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

Had compensation for the Company’s 1998 Stock Incentive Plan, as amended and restated, been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss, as reported	$(865,199)	$(1,849,672)	$(4,193,710)	$(7,528,909)
Add: noncash compensation, as reported	32,986	236,488	304,391	716,113
Less: noncash compensation, pro forma	(973,545)	(1,016,563)	(2,853,403)	(2,950,390)

Net loss, pro forma	$(1,805,758)	$(2,629,747)	$(6,742,722)	$(9,763,186)

Basic and diluted net loss per share, as reported	$(0.04)	$(0.08)	$(0.18)	$(0.32)

Basic and diluted net loss per share, pro forma	$(0.08)	$(0.11)	$(0.28)	$(0.41)

3.          TREASURY STOCK

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, in private purchases or in the open market. The Company did not purchase any shares of common stock during the nine-month period ended September 30, 2003 under this program. Since the inception of the program, the Company has purchased a total of 5,422,100 shares of common stock at an aggregate cost of $7,215,410.

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

5.          NONCASH COMPENSATION EXPENSE

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. There is no additional noncash compensation to be recorded beyond March 31, 2003. The Company recorded $205,434 during the nine-month period ended September 30, 2003, and $210,679 and $636,761, respectively, during the three-month and nine-month periods ended September 30, 2002, for these below fair market value options.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense for these options of $9,005 during each of the three-month periods ended September 30, 2003, and September 30, 2002, and $27,016 for each of the nine-month periods ended September 30, 2003, and September 30, 2002.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. The Company recorded noncash compensation expense of $23,981 and $71,941 during the three-month and nine-month periods ended September 30, 2003, respectively, and $16,804 and $52,336 during the three-month and nine-month periods ended September 30, 2002, respectively, for these options.

6.          LEGAL PROCEEDINGS

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs, which, if approved by the court, would provide, among other things, for a release of the Company and its individual defendants from any liability for their allegedly wrongful conduct, in return for the assignment by the Company to the plaintiffs of certain potential claims the Company may have against its underwriters. The financial portion of the proposed settlement is expected to be borne by the Company’s insurance carriers. However, in the event the settlement is not approved by the court and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

7.          BUSINESS SEGMENT INFORMATION

Effective January 1, 2003, the Company’s operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments have been renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company’s operating activities. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company’s securities research and brokerage segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue is recorded on the trade date. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources. The information presented below includes certain intercompany transactions and, therefore, is not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intercompany sales of subscription-based products, which are billed at rates consistent with pricing arrangements for bulk product subscription sales. These intercompany transactions are eliminated in consolidation.

	For the Three Months Ended September 30, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$4,925,399	$—	$98,814	$4,826,585
Advertising revenue	1,222,386	—	—	1,222,386
Commission revenue	—	313,155	—	313,155
Other revenue	303,884	—	—	303,884

Total net revenue	$6,451,669	$313,155	$98,814	$6,666,010

Net income (loss)	$79,658	$(944,857)	$—	$(865,199)

	For the Nine Months Ended September 30, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$13,574,783	$—	$125,589	$13,449,194
Advertising revenue	3,899,205	—	—	3,899,205
Commission revenue	—	480,231	—	480,231
Other revenue	887,789	—	—	887,789

Total net revenue	$18,361,777	$480,231	$125,589	$18,716,419

Net loss	$(2,102,542)	$(2,091,168)	$—	$(4,193,710)

	As of September 30, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Balance Sheet Data:
Total assets	$39,132,515	$1,356,090	$(3,234,669)	$37,253,936

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

Overview

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and conference attendees. The Company’s securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

The securities research and brokerage segment is the result of the Company’s efforts to build on its strategy of expanding its offerings to the professional sector. In the fourth quarter of 2002, the Company formally began the development of a wholly-owned subsidiary, Independent Research Group LLC (“IRG”). IRG was formed for the purpose of generating independent proprietary equity research for use by institutional clients. This enables IRG’s institutional clients to trade through IRG, and allows IRG to collect commissions on such trades in payment for both the proprietary equity research, as well as the institutional products produced by TheStreet.com, that IRG provides to them.

Recent Developments

Beginning in September 2003, IRG’s equity research coverage was listed in the First Call earnings database and included in the First Call earnings consensus.

Results of Operations

To effectively utilize administrative and other overhead resources, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by IRG, including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by The Street.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. There were no expenses for the securities research and brokerage segment during the three-month and nine-month periods ended September 30, 2002, because it did not begin formal operations until the fourth quarter of 2002.

Three Months Ended September 30, 2003 and September 30, 2002

Net Revenue

Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. Subscription revenue increased to $4,826,585 for the three months ended September 30, 2003, as compared to $3,983,517 for the three months ended September 30, 2002. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily the result of increased revenue associated with Action Alerts PLUS, and Street Insight (formerly known as RealMoney Pro), as well as revenue from The Trading Reports, a new subscription-based product launched subsequent to the quarter ended September 30, 2002, partially offset by a decrease associated with RealMoney.com. For the three months ended September 30, 2003, approximately 64% of the net subscription revenue was derived from annual subscriptions, as compared to approximately 57% for the three months ended September 30, 2002. This increase in the proportion of annual subscription revenue is partially due to the Company’s efforts to convert monthly subscribers into annual subscribers.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks during the three months ended September 30, 2003, totaled less than 1% of gross subscription revenue for the period, as compared to approximately 1% during the three months ended September 30, 2002.

Advertising. Advertising revenue is derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. Advertising revenue increased to $1,222,386 for the three months ended September 30, 2003, as compared to $1,057,959 for the three months ended September 30, 2002. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of improved conditions in the online advertising market, as well as improvements in the Company’s advertising sales infrastructure, selling techniques, and ability to more effectively generate revenue for its page views. During the three months ended September 30, 2003, the Company achieved a 32% increase in revenue per 1,000 revenue generating page views, when compared to the three months ended September 30, 2002. This increase was partially offset by a decrease of 13% in total revenue generating page views.

For the three months ended September 30, 2003, 78% of the Company’s advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 53% for the three months ended September 30, 2002. This increase was due to the creation by the Company of additional, customized sponsorship opportunities for advertisers within its web sites. The number of advertisers, excluding conference sponsorships, for the three months ended September 30, 2003, was 44, as compared to 35 for the three months ended September 30, 2002.

For the three months ended September 30, 2003, the Company’s top five advertisers accounted for approximately 46% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 60% for the three months ended September 30, 2002.

Commission. Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients, allowing it to collect commissions on such trades in payment for both the equity research it provides to them, as well as for the institutional products produced by the Company’s electronic publishing segment. Commission revenue totaled $313,155 for the three months ended September 30, 2003, as compared to none for the three months ended September 30, 2002. Clients began trading through the Company’s broker-dealer subsidiary as of May 13, 2003. All commission revenue is attributable to the Company’s securities research and brokerage segment.

Other. Other revenue consists primarily of syndication revenue, revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, conference attendee revenue and reprint revenue. Other revenue increased to $303,884 for the three months ended September 30, 2003, as compared to $292,051 for the three months ended September 30, 2002. All of the other revenue is attributable to the Company’s electronic publishing segment.

The increase in other revenue is primarily the result of additional revenue related to Mr. Cramer’s radio program partially offset by the absence of royalties earned from sales of the Company’s investing book, first published in 2000, during the three months ended September 30, 2002.

Operating Expense

Cost of services. Total cost of services increased to $3,483,057 for the three months ended September 30, 2003, as compared to $2,757,278 for the three months ended September 30, 2002.

Cost of services for the Company’s electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s electronic publishing segment increased to $2,760,231 for the three months ended September 30, 2003, as compared to $2,757,278 for the three months ended September 30, 2002. This increase is primarily the result of higher technology costs partially offset by reduced compensation and related costs.

Cost of services for the Company’s securities research and brokerage segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s securities research and brokerage segment totaled $722,826 for the three months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $168,383.

Sales and marketing. Total sales and marketing expense increased to $1,855,782 for the three months ended September 30, 2003, as compared to $1,720,255 for the three months ended September 30, 2002.

Sales and marketing expense for the Company’s electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service and conference departments. Sales and marketing expense for the Company’s electronic publishing segment decreased to $1,618,478 for the three months ended September 30, 2003, as compared to $1,720,255 for the three months ended September 30, 2002. This decrease is primarily the result of reduced advertising-serving, research and recruiting expenses, partially offset by increased salaries and commissions due to the build-up of the segment’s direct sales force.

Sales and marketing expense for the Company’s securities research and brokerage segment consists primarily of compensation expense for its direct sales force, as well as marketing and promotion costs. Sales and marketing expense for the Company’s securities research and brokerage segment totaled $237,304 for the three months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $2,186.

General and administrative. Total general and administrative expense decreased to $1,763,126 for the three months ended September 30, 2003, as compared to $1,830,846 for the three months ended September 30, 2002.

General and administrative expense for the Company’s electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s electronic publishing segment decreased to $1,590,883 for the three months ended September 30, 2003, as compared to $1,830,846 for the three months ended September 30, 2002. This decrease is primarily the result of reductions in compensation and related costs, partially offset by increased franchise, and sales and use taxes, recruiting fees, and occupancy costs.

General and administrative expense for the Company’s securities research and brokerage segment consist primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s securities research and brokerage segment totaled $172,243 for the three months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $50,162.

Depreciation and amortization. Total depreciation and amortization expense decreased to $465,596 for the three months ended September 30, 2003, as compared to $954,649 for the three months ended September 30, 2002.

Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $437,592 for the three months ended September 30, 2003, as compared to $954,649 for the three months ended September 30, 2002. This decrease is attributable to fully depreciated assets.

Depreciation and amortization expense for the Company’s securities research and brokerage segment totaled $28,004 for the three months ended September 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

Noncash compensation. Total noncash compensation expense decreased to $32,986 for the three months ended September 30, 2003, as compared to $236,488 for the three months ended September 30, 2002. All noncash compensation expense for the three months ended September 30, 2003 is attributable to the Company’s electronic publishing segment.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. Because all of these options previously vested and were fully expensed, the Company did not record any noncash compensation expense during the three months ended September 30, 2003 for these below fair market value options, as compared to $210,679 during the three months ended September 30, 2002.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. For the three months ended September 30, 2003 and September 30, 2002, the Company recorded noncash compensation expense of $9,005 for these options. The balance of $9,005 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. For the three months ended September 30, 2003, the Company recorded noncash compensation expense of $23,981 for these options, as compared to $16,804 for the three months ended September 30, 2002. The balance of $23,980 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

Net Interest Income

Total net interest income decreased to $69,338 for the three months ended September 30, 2003, as compared to $129,041 for the three months ended September 30, 2002.

Net interest income for the Company’s electronic publishing segment decreased to $68,159 for the three months ended September 30, 2003, as compared to $129,041 for the three months ended September 30, 2002. This decrease is the result of lower interest rates and reduced cash balances.

Net interest income for the Company’s securities research and brokerage segment totaled $1,179 for the three months ended September 30, 2003, inclusive of interest expense allocated from the Company’s electronic publishing segment totaling $1,091.

Gain on Sale of Investment

There was no gain on sale of investment during the three months ended September 30, 2003, as compared to $184,667 for the three months ended September 30, 2002. In mid-July, 2002 the Company sold a U.S. Treasury Note (the “Treasury Note”) that bore interest at the rate of 3% per annum and had a maturity date of February 29, 2004. Management’s original intention was to hold the Treasury Note until maturity. However, due to changes in market conditions, the Company revised its plan and sold the Treasury Note, realizing a gain on the sale.

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

For the three months ended September 30, 2002, the Company’s electronic publishing segment recorded a gain on disposal of discontinued operations of $2,609. The gain primarily represented adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process for the Company’s U.K. operations.

Nine Months Ended September 30, 2003 and September 30, 2002

Net Revenue

Subscription. Subscription revenue increased to $13,449,194 for the nine months ended September 30, 2003, as compared to $10,636,688 for the nine months ended September 30, 2002. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily the result of increased revenue associated with Action Alerts PLUS, Street Insight (formerly known as RealMoney Pro), and The Turnaround Report, as well as revenue from several subscription-based products launched subsequent to the quarter ended September 30, 2002, such as The Trading Reports, partially offset by a decrease in revenue associated with The Chartman’s Top Stocks. For the nine months ended September 30, 2003, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 54% for the nine months ended September 30, 2002. This increase in the proportion of annual subscription revenue is partially due to the Company’s efforts to convert monthly subscribers into annual subscribers.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks during the nine months ended September 30, 2003, totaled less than 1% of gross subscription revenue for the period, as compared to approximately 3% during the nine months ended September 30, 2002.

Advertising. Advertising revenue increased to $3,899,205 for the nine months ended September 30, 2003, as compared to $3,004,227 for the nine months ended September 30, 2002. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of improved conditions in the online advertising market, increased conference sponsorships, and improvements in the Company’s advertising sales infrastructure, selling techniques, and ability to more effectively generate revenue for its page views. During the nine months ended September 30, 2003, the Company achieved a 39% increase in revenue per 1,000 revenue generating page views, when compared to the nine months ended September 30, 2002. This increase was partially offset by a decrease of 8% in total revenue generating page views.

For the nine months ended September 30, 2003, 81% of the Company’s advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 57% for the nine months ended September 30, 2002. The number of advertisers, excluding conference sponsorships, for the nine months ended September 30, 2003 was 91, as compared to 81 for the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, the Company’s top five advertisers accounted for approximately 41% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 48% for the nine months ended September 30, 2002.

Commission. Commission revenue totaled $480,231 for the nine months ended September 30, 2003, as compared to none for the nine months ended September 30, 2002. Clients began trading through the Company’s broker-dealer subsidiary as of May 13, 2003. All commission revenue is attributable to the Company’s securities research and brokerage segment.

Other. Other revenue decreased to $887,789 for the nine months ended September 30, 2003, as compared to $1,252,694 for the nine months ended September 30, 2002. All of the other revenue is attributable to the Company’s electronic publishing segment.

The decrease in other revenue is primarily the result of the absence of a one-time $150,000 payment received from the WTC Recovery Grant Program during the nine months ended September 30, 2002 as compensation for revenue lost as a result of the September 11th attacks, as well as reduced revenue related to conference attendees, syndication agreements, and the absence of royalties earned from the Company’s investing book during the nine months ended September 30, 2002. This was partially offset by additional revenue related to Mr. Cramer’s radio program.

Operating Expense

Cost of services. Total cost of services increased to $10,476,307 for the nine months ended September 30, 2003, as compared to $9,125,455 for the nine months ended September 30, 2002.

Cost of services for the Company’s electronic publishing segment decreased to $8,843,621 for the nine months ended September 30, 2003, as compared to $9,125,455 for the nine months ended September 30, 2002. This decrease is primarily the result of lower content licensing fees and data center hosting fees, partially offset by higher fees paid to outside contributors.

Cost of services for the Company’s securities research and brokerage segment totaled $1,632,686 for the nine months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $368,380.

Sales and marketing. Total sales and marketing expense increased to $5,208,586 for the nine months ended September 30, 2003, as compared to $4,650,550 for the nine months ended September 30, 2002.

Sales and marketing expense for the Company’s electronic publishing segment increased to $4,805,225 for the nine months ended September 30, 2003, as compared to $4,650,550 for the nine months ended September 30, 2002. This increase is primarily the result of increased salaries and commissions due to the build-up of the segment’s direct sales force, as well as higher advertisement-serving expense, partially offset by reduced advertising and promotion, content distribution, and research expenses.

Sales and marketing expense for the Company’s securities research and brokerage segment totaled $403,361 for the nine months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $6,095.

General and administrative. Total general and administrative expense decreased to $5,378,722 for the nine months ended September 30, 2003, as compared to $5,679,970 for the nine months ended September 30, 2002.

General and administrative expense for the Company’s electronic publishing segment decreased to $5,042,468 for the nine months ended September 30, 2003, as compared to $5,679,970 for the nine months ended September 30, 2002. This decrease is primarily the result of reductions in compensation and related costs, telephone, bad debt and consulting expenses, partially offset by increased professional fees, sales and use taxes, recruiting fees, and occupancy costs.

General and administrative expense for the Company’s securities research and brokerage segment totaled $336,254 for the nine months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $104,602.

Depreciation and amortization. Total depreciation and amortization expense decreased to $1,838,308 for the nine months ended September 30, 2003, as compared to $3,149,884 for the nine months ended September 30, 2002.

Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $1,758,683 for the nine months ended September 30, 2003, as compared to $3,149,884 for the nine months ended September 30, 2002. The decrease is attributable to fully depreciated assets.

Depreciation and amortization expense for the Company’s securities research and brokerage segment totaled $79,625 for the nine months ended September 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

Noncash compensation. Total noncash compensation expense decreased to $304,391 for the nine months ended September 30, 2003, as compared to $716,113 for the nine months ended September 30, 2002.

Noncash compensation expense for the Company’s electronic publishing segment decreased to $302,576 for the nine months ended September 30, 2003, as compared to $716,113 for the nine months ended September 30, 2002. Noncash compensation expense for the Company’s securities research and brokerage segment totaled $1,815 for the nine months ended September 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $205,434 during the nine months ended September 30, 2003 for these below fair market value options, as compared to $636,761 during the nine months ended September 30, 2002. Because all of these below fair market value options have vested, there is no remaining compensation expense pertaining to them to be recognized in the future.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which is being amortized over the two-year period of his service to the Company. For the nine months ended September 30, 2003 and September 30, 2002, the Company recorded noncash compensation expense of $27,016 for these options. The balance of $9,005 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which is being amortized over the two-year period of his service to the Company. For the nine months ended September 30, 2003, the Company recorded noncash compensation expense of $71,941 for these options, as compared to $52,336 for the nine months ended September 30, 2002. The balance of $23,980 will be recognized as noncash compensation expense during the remainder of the year ending December 31, 2003.

Restructuring. During the year ended December 31, 2000, the Company recorded restructuring expense totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. There was no restructuring expense during the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the Company’s electronic publishing segment recorded restructuring expense totaling $18,558, which primarily represented adjustments to the Company’s original estimates related to the consolidation of the Company’s facilities and reduction in non-performing assets.

Net Interest Income

Total net interest income decreased to $296,185 for the nine months ended September 30, 2003, as compared to $533,022 for the nine months ended September 30, 2002.

Net interest income for the Company’s electronic publishing segment decreased to $288,254 for the nine months ended September 30, 2003, as compared to $533,022 for the nine months ended September 30, 2002. This decrease is the result of lower interest rates and reduced cash balances.

Net interest income for the Company’s securities research and brokerage segment totaled $7,931 for the nine months ended September 30, 2003, inclusive of net interest income allocated from the Company’s electronic publishing segment totaling $1,747.

Gain on Sale of Investment

There was no gain on sale of investment during the nine months ended September 30, 2003, as compared to $184,667 for the nine months ended September 30, 2002. In mid-July, 2002 the Company sold the Treasury Note for the reasons described above, realizing a gain on the sale.

Gain on Disposal of Discontinued Operations

For the nine months ended September 30, 2002, the Company’s electronic publishing segment recorded a gain on disposal of discontinued operations of $200,323. The gain primarily represented adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process for the Company’s U.K. operations as described above.

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of September 30, 2003, the Company’s cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $28,548,675, representing 77% of total assets.

Net cash used in operating activities of $531,782 for the nine months ended September 30, 2003 was primarily due to a net loss of $4,193,710, a decrease in accounts payable and accrued expenses, and an increase in prepaid expenses and other current assets. This was partially offset by noncash charges, an increase in deferred revenue, and decreases in both accounts receivable and other assets.

Net cash provided by investing activities of $391,019 for the nine months ended September 30, 2003 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to the office space now occupied by IRG.

Net cash provided by financing activities of $614,967 for the nine months ended September 30, 2003 consisted primarily of the proceeds from the exercise of stock options and a decrease in restricted cash.

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

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expense was $429,310 and $1,280,843 for the three-month and nine-month periods ended September 30, 2003, respectively, as compared to $326,710 and $1,177,366 for the three-month and nine-month periods ended September 30, 2002, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors. Future minimum payments under these obligations are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$7,196,013	$1,305,019	$2,711,206	$2,188,737	$991,051
Employment agreements	1,402,173	1,016,756	385,417	—	—
Outside contributor agreements	228,417	228,417	—	—	—
Note payable	332,703	88,386	195,781	48,536	—

Total contractual cash obligations	$9,159,306	$2,638,578	$3,292,404	$2,237,273	$991,051

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its market risk exposures are immaterial, as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Item 4.	Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company Has a History of Losses and May Incur Further Losses

The Company has incurred operating losses in each fiscal quarter since its formation and may continue to experience operating losses in the future. As of September 30, 2003, the Company had an accumulated deficit of $151.7 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur throughout the remainder of the year and in future fiscal quarters. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under accounting principles generally accepted in the United States, on a quarterly or annual basis in the future.

The Company’s Quarterly Financial Results May Fluctuate and its Future Revenue Is Difficult to Forecast

The Company’s quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company’s control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors;
•

demand for advertising on the Company’s web sites, which is affected by seasonal weakness in the first and third quarters, advertising budget cycles of our customers, and the demand for advertising on the internet generally;

•	subscription price reductions due to decreased demand or increased competition;
•	new products or services introduced by the Company’s competitors;
•	content distribution fees or other costs incurred by the Company;
•	costs associated with system downtime affecting the internet generally or the Company’s web sites in particular; and
•	general economic and market conditions.

The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Due to the above factors, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

The Company May Have Difficulty Increasing its Subscription Revenue, a Significant Portion of Which is Generated by James J. Cramer and Other Key Writers

The Company continues to seek to increase its subscription revenue, which represents the single most significant portion of the Company’s total revenues, approximately 72% for both the nine-month period ended September 30, 2003 and the fiscal year ended December 31, 2002. The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenues. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse affect on the Company’s business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect the Company’s Business

The Company’s continued success also depends upon the retention of other key employees, including executives to operate its business, technology personnel to run its publishing, commerce, communications and other systems, and salespersons to sell its subscription products and its advertising space. Several of the Company’s key employees are bound by employment or non-competition agreements. In addition, the Company seeks to compensate its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but the Company can make no assurances that these programs will allow it to retain key employees or hire new employees. The loss of one or more of the Company’s key employees, or the Company’s inability to attract experienced and qualified replacements, could materially adversely affect the Company’s business, results of operations and financial condition.

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

In October 2002, the Company formed IRG as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Since its formation, IRG has incurred start-up costs and expenses, but as of September 30, 2003 has not generated significant revenue. The Company will continue to encounter risks, uncertainties, expenses and difficulties as it proceeds to develop and operate this new business, including, among others, those relating to staffing, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research generally. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG’s Revenue May Not Be Sufficient to Cover its Expenses

IRG’s current business plan involves the production of proprietary equity research, the marketing of investment analysis and research products produced by TheStreet.com, and the dissemination of the foregoing to institutional money managers and hedge funds at no charge to these customers. In return, IRG expects that these institutional money managers and hedge funds will voluntarily elect to execute transactions through IRG’s correspondent clearing broker and direct to IRG a portion of commissions reasonable in relation to the value of the research provided by IRG. See “Business – Marketing – Professional Marketing – Soft-Dollar Brokers” in the Company’s annual report on Form 10-K for the year ended December 31, 2002. As this occurs, the Company’s electronic publishing segment may experience a decline in subscription revenue, and its securities research and brokerage segment may experience an increase in commission revenue. However, IRG does not expect to conduct other revenue generating activities at this time, and there is no guarantee that these activities will generate sufficient revenue to cover IRG’s expenses.

The Company May Have Difficulty Increasing its Advertising Revenue, a Significant Portion of Which Is Concentrated Among the Company’s Top Advertisers

The Company’s ability to increase its advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, the Company’s ability to increase its unique visitors and page view inventory, and the Company’s ability to win its share of advertisers’ total advertising budgets from other web sites, television, radio and print media. If the Company’s advertising revenue decreases due to these factors, the Company’s business, results of operations and financial condition could be materially adversely affected.

In the third quarter of 2003, the Company’s top five advertisers accounted for approximately 46% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 41% for the three months ended June 30, 2003 and approximately 60% for the three months ended September 30, 2002. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

Intense Competition Could Reduce the Company’s Market Share and Harm its Financial Performance

The Company’s ability to compete successfully depends on many factors, including the quality and timeliness of its content and that of the Company’s competitors, the success of the Company’s recommendations and research, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company’s sales and marketing efforts. We face competition for customers, advertisers, employees and contributors from a wide variety of financial news and information sources, as well as other types of companies, including:

•	online business, finance or investing web sites;
•	publishers and distributors of traditional media focused on finance and investing, including print publications and radio and television programs; and
•	investment newsletter publishers.

As our business has expanded into new areas, such as equity research and advisory reports, the Company also faces significant competition from a new set of competitors, including:

•	established Wall Street investment banking firms;
•	large financial institutions;
•	equity research boutiques; and
•	other securities professionals that offer similar information and that have firmly established customer relationships.

Many of these competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company does. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company’s business, results of operations and financial condition. Accordingly, the Company cannot guarantee that it will be able to compete effectively with its current or future competitors or that this competition will not significantly harm its business.

The Company Faces Risks Associated with the Growth and Diversification of its Business

The Company’s business has grown and diversified in recent quarters and now includes a variety of professional and consumer subscription products, as well as a separate, wholly owned, broker-dealer subsidiary, which offers proprietary equity research to its institutional clients. We intend to continue to grow and diversify our business, both organically and possibly through acquisitions of other companies. Such growth and diversification may require significant time and resource commitments from the Company’s senior management, which will limit the amount of time these individuals will have available to devote to the Company’s existing operations. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficient operation of the Company will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions by the Company could result in the incurrence of debt and contingent liabilities. Any failure or any inability to effectively manage and integrate the growth and diversification of the Company could have a material adverse effect on its business, financial condition and results of operations.

System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company’s Reputation

The Company’s ability to provide timely, updated information depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company’s ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. The Company’s operations depend in part on the protection of its data systems and those of its third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, acts of terrorism, vandalism, sabotage, and similar unexpected adverse events. Although the Company utilizes the services of a third party data-center host, there is no guarantee that the Company’s internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in the Company’s service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company’s reputation, brand and the Company’s relations with its advertisers and strategic partners. The Company’s insurance policies may not adequately compensate the Company for such losses. In such event, the Company’s business, results of operations and financial condition could be materially adversely affected.

Difficulties In Development Could Harm the Company’s Business

In the past few years, the Company has introduced a significant number of new products and services, and expects to continue to do so. However, the Company may experience difficulties that could delay or prevent it from introducing new products and services in the future, or cause the costs to be higher than anticipated. Additionally, the Company at times relies on third parties, including software companies, application service providers and technology consulting firms, to help it develop and implement new products and services. If these third parties are not able to fulfill their responsibilities to the Company on schedule or if the technology developed by them for the Company’s use does not function as anticipated, implementation may be delayed and costs may be higher than anticipated. Any of the foregoing occurrences could materially adversely affect the Company’s business, results of operations and financial condition.

We have also invested significant resources to enhance the design, production and distribution of our products, and to accommodate the high volume of traffic we often receive as a result of important financial news events. Nevertheless, the Company’s web sites and distributed products have in the past experienced, and may in the future experience, publishing problems, slower response times or other problems for a variety of reasons. These occurrences could cause the Company’s readers to choose other methods to obtain their financial and investment commentary, analysis and news. In such a case, the Company’s business, results of operations and financial condition could be materially adversely affected.

Failure to Establish and Maintain Successful Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base

Although the Company has reduced its dependence on content syndication and headline indexing relationships with high-traffic web sites, it still relies on establishing and maintaining such relationships for a portion of its current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and the Company may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If the Company does not successfully establish and maintain its strategic relationships on commercially reasonable terms or if these relationships do not attract significant numbers of subscribers or readers, the Company’s business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With the Company’s Brand Development May Harm its Ability to Attract Subscribers

The Company believes that maintaining and growing awareness about its products is an important aspect of its efforts to continue to attract users. The Company’s new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. The Company’s efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to the Company’s marketing efforts or advertising campaigns. Accordingly, the Company can make no assurances that such efforts will be successful in raising awareness of TheStreet.com, RealMoney, Street Insight, Action Alerts PLUS or other brands or in persuading potential users to subscribe to the Company’s products.

Failure to Maintain the Company’s Reputation for Trustworthiness May Harm its Business

It is very important that the Company maintain its reputation as a trustworthy organization. The occurrence of events, including the Company’s misreporting a news story, the non-disclosure of a stock ownership position by one or more of the Company’s writers, the manipulation of a security by one or more of the Company’s outside contributors, or other breach of the Company’s compliance policies, could harm the Company’s reputation for trustworthiness and reduce readership. These events could materially adversely affect the Company’s business, results of operations and financial condition.

The Company May Face Liability for, or Incur Costs to Defend, Information Published in its Products

The Company may be subject to claims for defamation, libel, copyright or trademark infringement or based on other theories relating to the information the Company publishes in its products. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subject to claims based upon the content that is accessible from its web sites through links to other web sites. The Company’s insurance may not adequately protect it against these claims.

The Company May Not Adequately Protect its Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others

To protect the Company’s rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with its employees, affiliates, customers, strategic partners and others. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has registered several trademarks in the United States and also has pending U.S. applications for other trademarks. Failure to adequately protect the Company’s intellectual property could harm its brand, devalue its proprietary content and affect its ability to compete effectively. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that the Company has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. The Company incorporates licensed third-party technology in some of its services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure you that these provisions will be adequate to protect it from infringement claims. Protecting the Company’s intellectual property rights, or defending against infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on the Company’s part, which could materially adversely affect the Company’s business, results of operations and financial condition.

Government Regulation and Legal Uncertainties

Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although the Company’s compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, new laws and regulations may be introduced and modifications to existing laws may be enacted that require the Company to make changes to its business practices. For example, in September 2003, the state of California passed a rigorous “anti-spam” statute regulating certain types of email advertising communications transmitted to citizens or computers based in that state. Although the Company believes that its practices are in compliance with applicable laws, regulations and policies, if the Company were required to defend its practices against investigations of state or federal agencies or if the Company’s practices were deemed to be violative of applicable laws, regulations or policies, the Company could be penalized and its activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for the Company’s products and services, lessen the Company’s ability to effectively market its products and services, or otherwise materially adversely affect the Company’s business, financial condition and results of operations.

Securities Industry Regulation. Over the past two years, the Company’s activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its recently begun activities as an introducing broker and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company’s and IRG’s business, results of operations and financial condition.

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

Furthermore, because the Company operates in industries subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules can have a significant impact on the Company’s ability to compete in the securities industry. For example, the enactment of the Sarbanes-Oxley Act of 2002 and other actions by various regulatory authorities and industry organizations imposed significant new requirements on broker-dealers and securities analysts issuing research reports on equity securities and their supervisors. The requirements include an obligation to disclose conflicts and prohibitions designed to promote objectivity and independence of securities analysts. The Company does not expect these changes to materially adversely affect the growth and development of IRG. However, the Company cannot guarantee that the SEC or other federal and state governmental regulatory authorities and self-regulatory organizations regulating the actions of broker-dealers and investment advisors will not further regulate, or change existing legislation affecting, the Company’s business in the future in a manner that could harm the Company’s business, results of operations and financial condition.

Any Failure of the Company’s Internal Security Measures or Breach of its Privacy Protections Could Cause the Company to Lose Users and Subject it to Liability

Users who subscribe to the Company’s subscription-based products are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which the Company uses to administer its services. The Company also requires users of some of its free products and features to provide the Company with some personal information during the membership registration process. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification.

In this regard, the Company’s users depend on the Company to keep their personal information safe and private and not to disclose it to third parties or permit its security to be breached. If the Company’s users perceive that the Company is not protecting their privacy, or if the information security measures of the Company or its agents are breached, the Company’s users could be discouraged from registering to use the Company’s web sites or other products, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From July 1 through September 30, 2003, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $4.29 to $5.64. As of November 5, 2003, the closing sale price was $4.41. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility. These fluctuations may adversely affect the price of the Company’s common stock, regardless of its operating performance.

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

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement with the plaintiffs, which, if approved by the court, would provide, among other things, for a release of the Company and its individual defendants from any liability for their allegedly wrongful conduct, in return for the assignment by the Company to the plaintiffs of certain potential claims the Company may have against its underwriters. The financial portion of the proposed settlement is expected to be borne by the Company’s insurance carriers. Due to the inherent uncertainties of litigation, the Company cannot accurately predict whether or not the settlement will receive final approval by the court. In the event the settlement is not approved and the Company or individual defendants remain a defendant, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

The Company, from time to time, becomes involved in various legal proceedings in the ordinary course of its business. Other than the legal proceedings described above, the Company believes that the outcome of all pending legal proceedings will not have a material adverse effect on its business, financial condition and results of operations.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
• 10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
••10.2	Annual Incentive Plan
••10.3	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.
••10.4	Employment Agreement, dated January 1, 2002, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.
••10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
•	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
••	Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.

(b)        Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

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

THESTREET.COM, INC.
Date: November 10, 2003	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer
Date: November 10, 2003	By:	/s/ Lisa A. Mogensen

Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
• 10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
••10.2	Annual Incentive Plan
••10.3	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.
••10.4	Employment Agreement, dated January 1, 2002, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.
••10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the 1999 Company’s Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the 2000 Company’s Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
•	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
••	Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.