Form 10-K
period 2003-12-31
THESTREET COM
filed 2004-03-15
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 0-25779

THESTREET.COM, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515824 (I.R.S. Employer Identification No.)

14 Wall Street, 15th Floor New York, New York (Address of principal executive offices)	10005 (Zip Code)

(212) 321-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which the Securities are Registered Nasdaq National Market

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒          No ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $80.4 million. On such date, the last sale price of the Registrant’s common stock was $4.71 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 10% or more of the Registrant’s common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class Common Stock, $0.01 par value	Number of Shares Outstanding at March 9, 2004 24,488,734

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2003 ANNUAL REPORT ON FORM 10-K

ii

THESTREET.COM, INC.
2003 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. Our electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which we distribute through our production of web sites, email reports and newsletters, syndicated radio programming, and conferences. Our electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and conference attendees. Our securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

We began in 1996 with TheStreet.com, a subscription-based news and commentary web site. In 2000, we relaunched TheStreet.com as a completely free, advertising-supported web site, and introduced RealMoney, a subscription-based web site offering more in-depth commentary and newer features such as “trading diaries” to more sophisticated and active market participants. Several years ago, we began to realize that most retail investors lacked the time and expertise to follow through on their desires to actively manage their own investments. We therefore began to introduce advisory reports such as Action Alerts PLUS, The Chartman’s Top Stocks, The Value Investor and others, into the consumer market. Each of these advisory reports is designed with either a specific audience segment or a specific investing strategy in mind. Unlike the products of many other financial content companies, which consist primarily of news and/or data analysis, because TheStreet.com is a registered investment advisor, these products contain not only analysis and commentary, but specific stock recommendations and advice. Our long-standing policy of full disclosure of potential conflicts, together with our strict investment policies, afford us the integrity and credibility so important in today’s market environment. Under our investment policies, our in-house editorial staffers are not permitted to own individual stocks (though they may, and many do, own equity in TheStreet.com, Inc.) and our outside contributors (many of whom are professional market participants and are not prohibited from owning individual stocks) must disclose current positions they or their firms hold in any of the stocks they write about. In addition, outside contributors who write advisory reports must abide by certain trading restrictions in the event they trade in the companies they write about in their reports. Finally, our recommendations and advice are impersonal and not tailored to the investment needs of any particular person—none of our contributors is permitted to furnish personalized investment advice to our subscribers.

We believe it is important to continue to innovate, and as a result, in 2003, our electronic publishing segment continued to develop new products to meet the needs of different segments of the broader investing community. On the retail consumer side, we introduced two new subscription-based advisory reports, each designed with either a specific audience segment or a specific investing strategy in mind—The Save Safe Plan, which provides guidance in maintaining a well-balanced, long-term portfolio, and The Short Advisor, which combines recommendations and analysis of potential short-selling candidates with investor education concerning the practice of short-selling. On the professional side, in 2003, our electronic publishing segment introduced one subscription-based product, TheStreet.com Daily Briefing, which is expressly aimed at professional investors/traders and financial planners/advisors.

Our most significant achievement on the professional side was in our new securities research and brokerage segment. In October 2002, in the belief that the market for truly independent high-quality equity research was underserved, we began the development of a separate, wholly owned subsidiary, Independent Research Group LLC (“IRG”). In April 2003, IRG was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. During 2003, IRG received commission revenue from more than 60 institutional clients. Additionally, in January 2004, IRG announced the commencement of in-house equity trading operations on behalf of its clients. As of the date of this report, IRG employs 10 research analysts, covering 10 different sectors of the market, together with 10 institutional sales representatives and two traders serving its institutional clients. We expect to continue to devote significant resources to the expansion of this business segment.

Industry Background

Investors of various types, at all experience levels, from beginners who simply own mutual funds in their 401(k) accounts to some of the country’s top hedge fund and money managers, need information and advice to help them make better trading and investing decisions. On an individual basis, many investors have taken greater control of their investment activities by directly researching financial and investment information on the internet. The internet provides investors with easy access to information that once was generally available only to investment professionals, such as timely market news, intra-day and historical quotes, charts, SEC filings, research and analysts’ earnings estimates. Many existing sources, however, have failed to meet their needs for quality analysis and advice.

Moreover, in the scandal-plagued market of the past two years, trusted sources of financial information have become even more valuable. Following allegations in 2001 of underwriter misconduct in the heated market for initial public offerings in the late 1990s, the stock market was rocked again in 2002 by accounting scandals at some of the nation’s largest companies and, most recently, by allegations of illegal late trading and improper market timing in the previously untarnished mutual fund industry. As a result, investors have become increasingly skeptical of information provided to them from Wall Street firms. We believe that this represents a significant opportunity for a source that is able to provide its customers with specific stock recommendations and advice that is independent, insightful, trustworthy and timely.

Electronic Publishing Products and Services

As of December 31, 2003, TheStreet.com, Inc. had a subscription base totaling approximately 68,400, compared to approximately 66,000 as of December 31, 2002. We have subscribers in all 50 states of the United States and approximately 83 additional countries. In addition to our free, advertising supported, flagship site, TheStreet.com, we now publish 16 proprietary, subscription-based products, with annual subscription prices ranging from $79.95 to $30,000.00. These products are produced by approximately 50 professional reporters and editors, together with approximately 75 financial analysts, traders and money managers who contribute to our products from outside the Company.

Consumer Products

With the addition of two new consumer offerings during 2003, we continued to expand upon our strategy of creating and marketing premium subscription products targeting varying segments of the retail investing public. Other than TheStreet.com web site, which may be accessed free of charge, our consumer products each require a separate subscription. The variety of products is intended to appeal to a wide audience that includes active intra-day traders, conservative long-term investors, and fundamental and technical traders. Our current roster of retail consumer products includes the following:

TheStreet.com

TheStreet.com, our flagship site, located at http://www.thestreet.com, is a free, advertising-supported web site focused on providing financial coverage for individual investors of all experience levels who seek high-quality financial commentary, analysis and news. TheStreet.com site also provides us with opportunities to market, or “upsell,” our growing menu of premium subscription products to a wider audience of readers.

TheStreet.com continues to be recognized as one of the premier providers of investment commentary, analysis and news. Many of our journalists have broken important stories, some of which have been cited by other publications and television networks such as The Wall Street Journal, The New York Times, The Los Angeles Times and CNBC. In 2003, TheStreet.com was a finalist for an Online Journalism Award for Enterprise Reporting that recognized a series of articles on eBay’s stock options.

In 2002, TheStreet.com was a finalist for three Online Journalism Awards: General Excellence, the only business web site to receive a nomination; Breaking News, for our coverage of the September 11 attacks; and Enterprise, for exposing insider selling at ImClone Systems, Inc. The Online Journalism Awards are sponsored by the Online News Association and the University of Southern California.

RealMoney

RealMoney, located at http://www.realmoney.com, is the foundation of our consumer subscription product line. RealMoney is aimed at active market participants and self-directed investors looking for unbiased, action-oriented market commentary. RealMoney also has a large following among investment professionals, who rely on the site’s intra-day market commentary to make trades. On the RealMoney web site, we offer timely, insightful, in-depth commentary and analytical coverage of market-moving trends and events from experienced financial analysts, traders, money managers and journalists, including James J. Cramer, Helene Meisler and Gary B. Smith. In 2003, we added market commentary from several well-known market experts such as Darcy Bradbury and Richard Moore.

RealMoney offers several daily features to assist our subscribers in their investment decisions. These include Columnist Conversation, a message board containing real-time interaction among several of our more than three dozen writers and contributors; Market Commentary, more than a dozen articles of investing analysis and news that cover the market and individual stocks; Investing Ideas, a continuously updated list of specific stock ideas; Trading Diary, a continuously updated web diary written by an experienced active trader; and Trading Ideas, a trading diary kept in real-time by two or more investment professionals.

In response to suggestions from our subscribers, RealMoney was redesigned in January 2004 to make it easier for our readers to find investment ideas quickly during the trading day. RealMoney had traditionally been offered in only one layout, but two others were added—Real Money Trader and RealMoney Investor—to better suit subscribers’ individual investing strategies. Subscribers can choose between the three layouts with the click of a mouse.

Action Alerts PLUS

This service allows subscribers to follow former hedge fund manager James J. Cramer as he navigates the markets. Subscribers receive email alerts notifying them when Mr. Cramer is about to make a trade in his personal stock portfolio. Mr. Cramer explains what stock he is buying or selling and, more importantly, why he is taking that action. In addition, subscribers receive a weekly roundup email containing an analysis of stocks in the portfolio, and have access to a continuously updated web page containing the complete portfolio and its performance. This product is aimed at investors looking for exclusive access to specific, action-oriented investment ideas. In January 2004, the Action Alerts PLUS web site was upgraded with a new search engine, enabling subscribers to find previous alerts more easily, and new layout capability, providing subscribers with easier access. Action Alerts PLUS is currently our best-selling consumer product. See “Risk Factors—The Company May Have Difficulty Increasing its Subscription Revenue, a Significant Portion of Which is Generated by James J. Cramer and Other Key Writers.”

The Chartman’s Top Stocks

This nightly report, delivered via email, contains stock charting analysis and trading education from RealMoney columnist Gary B. Smith, a proponent of the stock trading methodology known as technical analysis. Mr. Smith uses proprietary market-scanning and technical analysis tools to identify stocks that he believes provide the best opportunities for short-term profits. He then illustrates his analysis for readers using charting software. In addition, each issue contains a Q&A section in which Mr. Smith answers technical and strategic questions from subscribers about his approach and his thinking on the market. This product appeals to a broad investing audience able to recognize the value of Mr. Smith’s sophisticated technical approach.

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

The Save Safe Plan

Responding to our subscribers’ requests for guidance in devising secure financial plans, we introduced The Save Safe Plan in January 2003 to provide comprehensive advice on establishing and maintaining a well-balanced, long-term, income-producing portfolio. This weekly service, delivered via email, contains exclusive financial advice and analysis from TheStreet.com’s personal finance columnists and a model portfolio of high-yielding stocks and bonds selected by David Peltier, one of TheStreet.com’s research associates and a RealMoney contributor. Each issue also contains a Q&A section in which Mr. Peltier and TheStreet.com columnists answer questions from subscribers.

The Short Advisor

This report, delivered periodically via email, contains recommendations and analysis of potential short-selling candidates, plus investor education concerning stock-shorting methods and “tricks of the trade” from several of our journalists and outside contributors. Writers include TheStreet.com senior reporter Melissa Davis; RealMoney senior writer Adam Feuerstein, options reporter Steven Smith and outside contributors Dan Fitzpatrick, Christopher Schumacher and Bo Yoder. The Short Advisor was launched in March 2003.

The Tech Edge

This weekly report, delivered via email, contains exclusive news and analysis on trends in the technology sector from TheStreet.com technology writer Scott Moritz and individual stock recommendations and a model portfolio maintained by professional money manager Jordan Kahn. In addition, each issue contains a Q&A section in which Mr. Moritz and Mr. Kahn answer questions from subscribers. This product is aimed at active investors seeking in-depth commentary on stocks, trading and investment strategies for the technology sector.

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

The Trading Reports

This nightly service, delivered via email, offers exclusive access to the upcoming day’s trading strategy of Jeffrey Cooper, a well-known short-term trader and author of several influential books on short-term trading techniques. The Trading Reports gives subscribers Mr. Cooper’s long and short equity picks, along with entry and protective sell points, and his commentary on the market. Mr. Cooper also writes a daily column for RealMoney.

The Value Investor (formerly known as The Turnaround Report)

This bi-weekly service, delivered via email, provides fundamental analysis of companies that have declined in value and that the author believes are poised to rebound. The Value Investor, written by Arne Alsin—a RealMoney columnist and the founder and principal of Alsin Capital Management—features commentary and analysis of a model portfolio of value stocks selected by Mr. Alsin. With each issue, Mr. Alsin examines his investing strategy in identifying value stocks and provides a detailed review of selected stocks from The Value Investor’s model portfolio.

Professional Products

Our growing roster of professional products is designed to help market participants whose careers depend on their investing performance, including hedge fund managers, financial planners, money managers, stockbrokers, and financial consultants. Our professional products currently include two web sites, a twice-daily email service and a fax/email product.

RealMoney Pro Advisor

RealMoney Pro Advisor, located at http://www.realmoneyproadvisor.com, is a subscription web site that provides real-time equity research, financial analysis and news for financial professionals who make investment decisions for the retail investing public, notably stockbrokers, financial planners and financial consultants. RealMoney Pro Advisor is a compilation of several of our consumer and professional products into one service that professionals can easily access and understand quickly. Contributors to RealMoney Pro Advisor include James J. Cramer and the Action Alerts PLUS service; Doug Kass, a hedge fund manager and his diary on Street Insight; and Arne Alsin and The Value Investor product.

TheStreet.com Daily Briefing

This product for retail brokers and financial advisors, delivered twice daily via email, is a compendium of select long- and short-term trading ideas and market analysis published in other TheStreet.com products. The morning edition, delivered by 8:30 a.m., contains three trading ideas from our stable of hedge fund and money managers, market analysis from Jeffrey Cooper’s The Trading Reports, and a round-up of Wall Street upgrades and downgrades. The noon edition features several new stock or trading ideas. TheStreet.com Daily Briefing, launched in November 2003, was created as an entry level alternative to RealMoney Pro Advisor.

Street Insight

Street Insight, located at http://www.streetinsight.com, is a subscription web site aimed at investment professionals who are seeking macro and micro information on the flow of funds that move markets. Contributors include hedge fund managers, money managers and other professional traders, who contribute real-time commentary about stocks, trading, strategy, market movements, and the options and currency markets—areas in which performance matters most. Street Insight provides tools that professional investors need. These include four trading diaries, written by hedge fund managers, money managers and traders; real-time coverage of corporate conference and earnings calls; and our moderator, a former investment professional who directs reader questions posed to her for live discussion by our contributors on the site. As with our other web publications, in accordance with our strict investment policy, contributors must disclose positions held at the time of publication by them or their firms in any of the stocks they write about. Some of the Street Insight contributors include Doug Kass, Herb Greenberg and Jay Shartsis. In December 2003, Street Insight was upgraded with a customized view that allows subscribers to select what content and contributors they would like to follow. Street Insight’s customized view is in addition to the site’s standard view. Street Insight is also offered by IRG and other broker-dealers to their institutional client bases on a soft dollar basis. See “Business—Marketing—Marketing of Professional Products—Soft Dollar Brokers.”

TheStreet View

This product provides professional investors with “under the radar” information about publicly traded companies that is often overlooked by traditional Wall Street research firms. Several times throughout the trading week, subscribers to this product receive via fax or email a report containing stock ideas from our team of analysts and money managers. Customers are primarily hedge funds and money managers who purchase subscriptions directly from TheStreet.com or through their brokers using what are known as “soft dollars.” Soft dollaring is the method by which institutions use trading commissions to pay brokerage firms for third party research services provided for them by the firms. TheStreet View is also offered by IRG and other broker-dealers to their institutional client bases on a soft dollar basis. See “Business—Marketing—Marketing of Professional Products—Soft Dollar Brokers.”

Conferences

The Company has in recent years produced one annual conference for hedge fund professionals. The 2003 conference, entitled “TheStreet.com’s Second Annual Hedge Fund Event,” was held at the Doral Resort & Spa in Miami, Florida in May 2003. In 2004, we intend to produce conferences in partnership with other media companies, and expand our focus to the larger community of self-directed investors.

Institutional Research and Brokerage Services

In October 2002, the Company formed Independent Research Group LLC as a wholly-owned subsidiary to operate its securities research and brokerage segment. In April 2003, IRG was admitted to the NASD as a broker-dealer. IRG established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. During 2003, IRG received commission revenue from more than 60 clients. As of the date of this report, IRG employs 10 research analysts, covering small to mid-cap stocks in the following sectors: biotech, communications, consumer and retail, energy, financial services, graphics and imaging, medical devices, satellite and cable, software and technology.

Additionally, in January 2004, IRG announced the commencement of in-house equity trading operations on behalf of its clients, and as of the date of this report employs 10 institutional sales representatives and two traders to service its institutional money managers and hedge fund clients. See “Risk Factors—The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development” and “Risk Factors—IRG’s Revenue May Not Be Sufficient to Cover its Expenses.”

Marketing

Marketing of Consumer Products

We pursue a variety of marketing initiatives to sell subscriptions to our products, to drive traffic to our sites, and to build our customer databases. These initiatives include direct marketing, establishing content distribution, syndication and co-marketing relationships with leading companies, advertising in a wide variety of media, developing brand extensions, and engaging in an ongoing media-relations campaign. See “Risk Factors—Difficulties Associated With the Company’s Brand Development May Harm Its Ability to Attract Subscribers.”

Content Syndication and Distribution

During 2003, we continued to distribute our content through our existing relationships, including content syndication, subscription distribution and subscription marketing arrangements. First, by syndicating our content to other leading sites, we continue to expose our brand name and top-quality writing to millions of potential users and drive additional traffic to our site. In 2003, we continued to syndicate content to Yahoo!, Intuit, Lexis-Nexis and other companies, providing them with selected stories each day, at times on a delayed basis, for co-branded publication with a link to our site. These content-syndication relationships capitalize on the cost efficiencies of online delivery by creating additional value from stories already produced for our own sites.

Companies with whom we have key strategic content syndication and promotion relationships include:

•

Yahoo! Under our February 2002 agreement with Yahoo! Inc., we provide selected stories for co-branded publication on Yahoo! Finance. In addition, headlines for stories from our free, flagship site are “indexed” on Yahoo! Finance so that they appear on stock quote result pages. In January 2004, we signed a new content syndication and marketing agreement with Yahoo! that supersedes the earlier agreement and will, when implemented, expand our headline indexing arrangement to include headlines for stories from our premium, subscription-based products.

•

Bloomberg. In September 2003, we signed an agreement with Bloomberg, L.P., the global financial news and information company, providing for the distribution of content from our free, flagship site and two of our premium subscription products (RealMoney and Street Insight) through the Bloomberg Professional Service.

•

Microsoft MSN Money. Under our February 2000 agreement with Microsoft, MSN Money publishes on its web site a selection of our feature columns. In addition, we publish selected feature columns from MSN Money writers.

•

Intuit. Under our March 2001 agreement with Intuit, our headlines are indexed throughout the Quicken.com network of sites. When a user clicks on these headlines, they are taken directly to the full story, which resides on our site.

In addition, during 2003, we continued our subscription distribution relationships with online brokerage firms such as Harris Direct, Fidelity Investments and Pershing, and commenced a new relationship with Fidelity Investments under which certain of Fidelity’s active trading customers can receive certain of our premium subscription products under Fidelity’s new customer loyalty program. We also continued to operate under our December 2001 content-licensing and subscription marketing arrangement with Yahoo! Inc. Under that agreement, Yahoo! Finance Premium News offers its users two subscription packages, RealCommentary Gold and RealCommentary Silver, which contain selected columns from leading RealMoney writers. In order to drive users to the Yahoo! Subscription Center, this content is integrated throughout Yahoo! Finance, primarily by the indexing of the headlines within the Yahoo! Finance stock quote result pages. Subscription fulfillment and customer service for these packages are handled by Yahoo!. See “Risk Factors—Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base.”

Online Marketing

In 2003, we built an infrastructure to test and launch a new online marketing initiative to increase subscriptions to our premium products and grow our customer database. Components of the infrastructure included developing new online marketing and creative design teams and building out certain technical resources to support the effort. During the second half of 2003, we began the process of testing different approaches for our online marketing program to determine which approaches provided the best return on investment. We tested several different methods of promoting our consumer services via online advertising and email marketing programs with a variety of sites, including Yahoo!, MSN, Quicken, and other premium financial sites. Additionally, we tested smaller niche sites and lists of potential customers for their effectiveness in promoting our subscription products and building our customer database. Technology was developed in-house to allow immediate head-to-head measurement of the effectiveness of competing approaches. We have since launched, and are in the process of developing further, a full scale online marketing program across many sites and with a variety of partners based on the results of our campaign testing program in 2003.

Radio

This media platform affords us a cost effective way to further promote our brands and our products to a mass audience. On July 30, 2001, we launched a nationally syndicated financial radio program entitled “RealMoney with Jim Cramer.” Our current partner in this venture is the WOR Radio Network, an operating unit of Buckley Broadcasting Corporation, which nationally syndicates weekday and weekend long- and short-form programming to radio stations in North America. We split the gross profit generated by advertising revenues WOR receives from the airing of the program.

Currently, the program is broadcast daily Monday through Friday and carried by 70 affiliate stations. In January 2003, we added a weekend program, which is carried by 38 affiliate stations. In addition to the “RealMoney with Jim Cramer” program, we developed further programming, in which brief market and financial updates are carried by 32 affiliates, 18 of which also carry the Cramer program. A streaming audio feed of the Cramer program is available to TheStreet.com registered members on both our flagship and RealMoney.com web sites on a delayed and archived basis.

This broad medium allows us to further expand revenue opportunities in both advertising and subscription revenue while exposing TheStreet.com and Action Alerts PLUS brands to a group of consumers we might not reach in our normal marketing initiatives. Additionally, the program enables us to share in expanded revenue opportunities provided by cross-platform radio and internet advertising programs we can offer to advertisers looking to reach a wider demographic than they would reach by advertising only on our web sites. On the subscription front, the broad reach of the program through the penetration of new radio markets has exposed our products to new audiences, resulting in the increase of subscription opportunities for a number of our products, including RealMoney and Action Alerts PLUS.

Marketing of Professional Products

We pursue a variety of marketing initiatives designed to build brand awareness of, and sell subscriptions to our professional products. These initiatives include direct sales to end users, advertising in business and finance publications, direct mail, and distribution relationships with soft dollar brokerage firms.

Direct Sales

In 2003, we continued developing our direct sales force to market TheStreet.com professional products to buy-side institutions such as banks, hedge funds, insurance companies, mutual funds and other professional investors. We also market and sell our products directly to stockbrokers, financial advisors and investment counselors. Prior to 2001, when we first began building a direct sales force, most of the subscription sales to our professional products came from word of mouth, or in-house promotions on TheStreet.com and RealMoney.com web sites.

Soft Dollar Brokers

Some of our professional customers pay their subscription fees using so-called “soft dollars.” Soft dollaring is the method by which institutions use trading commissions to pay brokerage firms for third party research services provided to them by the firms. In 2003, we maintained relationships with a number of brokerage firms that offered our professional products to their customers on a soft dollar basis. In addition, after IRG began its operations as a broker-dealer in May 2003, several buy-side institutional customers who had previously purchased TheStreet.com products through soft dollar brokerage firms began to pay for such products by directing trading commissions through IRG.

Marketing of Institutional Research and Brokerage Services

In connection with the issuance of its first research report in April 2003, IRG commenced a program to market its services to potential clients. During 2003, this program included engaging in a direct mail marketing campaign aimed at fund managers and other potential buy-side clients, entering into an arrangement with Thomson Financial to include IRG’s earnings estimates in Thomson First Call’s earnings consensus reports, and hosting events designed to provide clients and potential clients with opportunities to meet and interact with IRG’s research analysts. More recently, in January 2004, IRG entered into an agreement with Thomson Financial to distribute IRG’s research reports through Thomson First Call’s “Research Direct” service.

Media Relations

We continued to engage in a media-relations campaign spanning television, print, radio and online to raise our visibility and enhance the brand recognition and positioning of both our professional and consumer products. In addition, we continue to work to build the visibility of our individual contributors. Our contributors and their work have been featured or mentioned in publications such as The Wall Street Journal, Barron’s, Registered Rep and Financial Times. A column written by James J. Cramer, markets commentator for TheStreet.com and CNBC, is carried by New York magazine, a weekly magazine with a paid circulation as of Spring 2003 of over 442,000 and readership of approximately 1.8 million. In 2003, our writers and our stories were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, The New York Times, Reuters, Dow Jones, Yahoo! Finance and CNBC. In addition, some of our writers appear on television and radio, including CNBC, CNNfn, Bloomberg, NPR, CNET and WABC.

In addition, IRG has secured press placements and media appearances for its research analysts. During 2003, several of IRG’s research analysts were quoted in articles published by numerous publications, including Barrons, the Pittsburgh Post-Gazette, the San Francisco Chronicle, USA Today, The Washington Post, and Wired.com, and made guest appearances on CNBC’s Kudlow & Cramer, which is co-hosted by Mr. Cramer.

Advertising Sales

Advertising sales continues to be a significant source of revenue for the Company. In 2003, advertising revenue was $5.6 million, an increase of 28% from $4.4 million in 2002. Several factors contributed to our growth in sales. First and most significant, effective management of direct response campaigns enabled us to deliver positive performance for key financial services advertisers. Second, we leveraged our inventory by creating new and unique placements for brand-focused sponsorships. Third, when combined with effective campaign delivery, our strong subscriber, unique visitor and database demographics continued to attract advertisers and enabled us to maintain an advertising rate structure that is, to our knowledge, among the highest of financial web sites. Another component in the success of our advertising sales in 2003 was our ability to attract advertisers outside of the financial industry (including American Airlines, General Motors, Google, IBM, Mercedes-Benz, Smirnoff and Lexus), which are focused on brand messaging campaigns, in contrast to financial services advertisers, which are focused more on direct response campaigns. In 2003, our network of internet web sites together attracted an average of more than 3.6 million unique visitors per month and generated an average of 33.8 million page views per month.

In 2003, advertising revenue represented approximately 21% of our total net revenue, as it did in 2002. The fourth quarter of 2003 was our strongest advertising revenues quarter since the first quarter of 2001. See “Risk Factors—The Company May Have Difficulty Selling Its Advertising Inventory, a Significant Portion of Which Is Concentrated Among Its Top Advertisers” and “Risk Factors—A General Decline in Online Advertising Could Harm the Company ’s Business.”

Demographics

We believe that the high quality of our audience presents a desirable reader demographic for advertisers in the financial services, technology and luxury goods industries. According to a Spring 2004 study by @plan, a third-party marketing research firm whose survey research is conducted by The Gallup Organization, our readers are three times more likely than the average internet user to have portfolios valued over $1,000,000. Also, according to the same study, 82% of our readers own securities. In addition, compared to the average internet user surveyed by @plan, our readers are more than 10 times more likely to trade stocks online.

Other Factors Attractive to Advertisers

In addition to our desirable reader demographics, advertisers seek a presence on our sites for a number of other reasons, including:

•	Our Editorial Content. Many advertisers like to associate their products and services with the high quality of our editorial content.
•

Long Duration and High Frequency of Visits. Additionally, advertisers like to place their message in an environment where readers have a reliance and affinity for the content. According to Double click, in the fourth quarter of 2003, our subscribers and free-trial members spent an average of 29 minutes per visit to our premium subscription RealMoney site, and visitors spent an average of 5 minutes per visit to our free flagship TheStreet.com site.

•

High Percentage of C-Level Executives/Senior Management. According to the Spring 2004 @plan survey referred to above, business-to-business and technology companies realize a unique advertising opportunity advertising with TheStreet.com to reach high-level decision makers within companies, as our readers are two times more likely than the average internet user to be either a C-level executive or a member of Senior Management.

Competition

We face competition for customers, advertisers, employees and contributors not only with financial news and information sources, but also with many other types of companies. Our chief competitors include:

•

online services or web sites focused on business, finance, or investing such as The Wall Street Journal Interactive Edition (www.wsj.com), DowJones.com, Forbes.com, SmartMoney.com, CBS.MarketWatch.com and The Motley Fool;

•	publishers and distributors of traditional media focused on finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs;
•	investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing;
•	equity research boutiques such as Argus Research and Fulcrum Global Partners;
•	information and analysis providers such as Standard & Poors; and
•	those involved in the creation and production of investor education conferences.

IRG is a new entrant into the institutional proprietary equity research business. As a result, we face significant competition from established Wall Street investment banking firms, large financial institutions, equity research boutiques and other securities professionals that offer similar information and that have firmly established customer relationships.

Our ability to compete depends on many factors, including the originality, timeliness, insightfulness and trustworthiness of our content and that of competitors, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. See “Risk Factors—Intense Competition Could Reduce the Company’s Market Share and Harm Its Financial Performance.”

Infrastructure, Operations & Technology

TheStreet.com’s technological infrastructure is built and maintained for reliability, security, flexibility and high performance. This infrastructure is hosted primarily at a Cable & Wireless (“CWA”) facility in Jersey City, New Jersey, which is equipped with uninterruptible power supplies and redundant hardware and telecommunications lines. On December 8, 2003, CWA and its affiliates filed petitions in bankruptcy court for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 23, 2004, the bankruptcy court approved the sale of CWA’s internet hosting and certain other businesses to SAVVIS Communications Corporation, a provider of internet hosting and managed internet protocol services, and on March 8, 2004, the transaction closed. CWA and SAVVIS have assured customers that, during the transition to new ownership, the company will continue to provide customers with the quality of service they had been receiving.

Our proprietary content-management system allows our stories and market journals to be prepared for publication to a large distribution audience. The system enables us to distribute our content economically and efficiently to multiple destinations in a variety of technical formats. Our in-house subscription management system is based on proprietary software. This system allows us to communicate automatically with readers during their free trial and subscription periods. The system is capable of yielding a wide variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

Our proprietary eCommerce platform controls user access to a wide array of product offerings. The system automatically controls all aspects of online daily credit card billing, based upon user selected billing terms. All financial revenue recognition reports are automatically generated, providing detailed reporting on all account subscriptions. This allows a user to independently sign-up and pay for an online product for his or her selected subscription term (annual or monthly) without any manual staff intervention at the Company.

Our operations are dependent on our ability and that of CWA and its successors to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See “Risk Factors—System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company’s Reputation.”

Intellectual Property

To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate certain licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See “Risk Factors—The Company May Not Adequately Protect its Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others.”

Employees

As of December 31, 2003, the Company had 162 employees. These included 138 employees of TheStreet.com, Inc., of whom 58 worked in editorial, 33 in sales and marketing, 27 in technology and 20 in finance and administration, and 24 employees of its wholly-owned subsidiary, Independent Research Group LLC, including five institutional sales representatives, two traders and seven research analysts. The Company has never had a work stoppage and none of its personnel is represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. Over the past two years, the Company’s activities have evolved to include the offering of stand-alone products providing impersonal investment advice such as stock and investment strategy recommendations to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, in 2002 the Company registered with the Securities and Exchange Commission (“SEC”) as an investment advisor under the Investment Advisers Act of 1940 (the “Investment Advisers Act”) and is now subject to the Investment Advisers

Act and the rules and regulations thereunder, which impose, among other things, various recordkeeping, reporting and disclosure requirements. In addition, in April 2003, IRG was admitted to the NASD as a broker-dealer and, as a result, is subject to the provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder, as well as the Membership and Registration Rules of the NASD, one of the self-regulatory organizations (together with The New York Stock Exchange) to which much of the regulation of broker-dealers has been delegated. The NASD adopts rules (subject to approval by the SEC) governing the industry and conducts periodic examinations of broker-dealers. Broker-dealers are also subject to regulation by state securities authorities in the states in which they do business. See “Risk Factors—Government Regulation and Legal Uncertainties.”

We are also increasingly subject to government regulation and legislation specifically targeting internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied on the state level. Due to the increasing popularity and use of the internet, enforcement of existing laws, such as consumer protection regulations, in connection with web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the internet and decrease the acceptance of the internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See “Risk Factors—Government Regulation and Legal Uncertainties.”

Available Information

TheStreet.com’s web site is located at http://www.thestreet.com. TheStreet.com makes available free of charge, on or through its web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission (“SEC”). Information contained on TheStreet.com’s web site is not part of this report or any other report filed with the SEC.

Item 2. Properties.

Our principal administrative, sales, marketing, technology and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York City, New York. Our West Coast bureau is located in approximately 1,870 square feet of office space in San Francisco, California. Our communications and network infrastructure is hosted at a Cable & Wireless facility in Jersey City, New Jersey.

In January 2003, we moved the staff of Independent Research Group LLC, a newly formed, wholly-owned subsidiary of the Company, into approximately 6,600 square feet of office space in an office building at Two Rector Street in New York City, New York.

Item 3. Legal Proceedings.

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement of the lawsuit in which the issuers would settle with the plaintiffs. The proposed settlement, if approved by the court, would provide for, among other things, a release of the Company and its individual defendants from any liability for their allegedly wrongful conduct, in return for the assignment by the Company to the plaintiffs of certain potential claims the Company may have against its underwriters. The financial portion of the proposed settlement is expected to be borne by the Company’s insurance carriers. However, in the event the settlement is not approved by the court and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock has been quoted on the Nasdaq National Market under the symbol TSCM since our initial public offering on May 11, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq National Market.

	Low	High
2002:
First quarter	1.32	2.71
Second quarter	2.00	3.59
Third quarter	2.06	2.92
Fourth quarter	2.02	3.48
2003:
First quarter	2.42	3.26
Second quarter	3.11	5.43
Third quarter	4.29	5.64
Fourth quarter	4.06	5.11

On March 9, 2004, the last reported sale price for our Common Stock was $5.00 per share.

Holders

The number of holders of record of our Common Stock on March 9, 2004 was 342, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

There were no dividends or other distributions made by us during the fiscal years ended December 31, 2003 and 2002. We do not expect to pay cash dividends to the holders of our Common Stock in the foreseeable future.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2003, 2002 and 2001, and the balance sheet data as of December 31, 2003 and 2002, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,

	2003	2002	2001	2000	1999
		(In thousands, except per share data)
Statement of Operations Data:
Net revenue: (see note a)
Subscription	$18,503	$14,909	$9,073	$8,334	$4,550
Advertising	5,602	4,372	5,023	13,180	7,897
Commission	805	—	—	—	—
Other	1,189	1,566	1,162	1,794	1,869

Total net revenue	26,099	20,847	15,258	23,308	14,316

Operating expense:
Cost of services	13,491	11,766	16,441	24,970	16,635
Sales and marketing	7,067	6,319	10,804	22,488	16,719
General and administrative	7,342	7,538	9,173	11,553	12,068
Depreciation and amortization	2,285	4,031	5,359	1,693	117
Noncash compensation	323	998	1,064	1,371	4,532
Restructuring (gain) expense	—	(77)	(3,336)	17,576	—
Settlement charge	—	—	2,536	—	—
Asset impairment	—	—	4,054	—	—
Severance expense	—	—	972	—	—

Total operating expense	30,508	30,575	47,067	79,651	50,071

Net interest income	370	647	2,179	5,595	4,188
Gain on sale of investment	—	185	—	—	—

Net loss from continuing operations before provision for income taxes	(4,039)	(8,896)	(29,630)	(50,748)	(31,567)
Provision for income taxes	—	—	—	—	95

Net loss from continuing operations	(4,039)	(8,896)	(29,630)	(50,748)	(31,662)
Discontinued operations:
Loss from discontinued operations	—	—	—	(10,200)	(1,971)
Gain (loss) on disposal of discontinued operations	—	210	400	(1,003)	—

Net loss	$(4,039)	$(8,686)	$(29,230)	$(61,9511)	$(33,633)

Net (loss) income per share—basic and diluted:
Continuing operations	$(0.17)	$(0.38)	$(1.14)	$(1.94)	$(1.64)
Discontinued operations	—	0.01	0.02	(0.43)	(0.09)

Net loss	$(0.17)	$(0.37)	$(1.12)	$(2.37)	$(1.73)

Weighted average basic and diluted shares outstanding	23,864	23,559	26,032	26,106	21,053

	December 31,

	2003	2002	2001	2000	1999
		(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short term investments	$28,458	$29,049	$33,739	$72,160	$119,415
Working capital	18,984	19,635	23,909	54,728	114,544
Total assets	37,197	39,428	46,888	100,408	143,550
Long-term obligations, less current maturities	277	311	395	—	—
Total stockholders’ equity	25,987	29,109	36,811	71,380	111,414

___________

(a)

In November 2000, the Company’s Board of Directors decided to discontinue the Company’s U.K. operations. As a result, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as discontinued operations in a separate line item on the consolidated statements of operations. Prior years’ amounts were restated to conform to the current year presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this annual report on Form 10-K relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this annual report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Overview

History

The Street. com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and conference attendees. The Company’s securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

In October 2002, the Company began the development of a separate, wholly owned subsidiary, Independent Research Group LLC (“IRG”), to bring high-quality, independent equity research to institutional clients. In April 2003, IRG was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. Additionally, in January 2004, IRG announced the commencement of in-house equity trading operations on behalf of its clients.

Current State of the Company

The Company’s total revenue for 2003 was $26.1 million, an increase of 25% over total revenue in 2002 of $20.8 million. Net revenue for the fourth quarter 2003 was $7.4 million, an increase of 24% over fourth quarter 2002 net revenue of $6.0 million. For the first time in its history, the Company earned a profit, reporting net income of $154,000 for the fourth quarter 2003, as compared to a net loss of $1.2 million for the fourth quarter 2002.

Approximately $25.3 million, or 97%, of the Company’s total revenue, was received by its electronic publishing segment, which is operated through The Street. com. Although, the Company’s electronic publishing segment introduced fewer new products in 2003 as compared to 2002, its subscription revenue increased approximately 24% year over year, from $14.9 million in 2002 to $18.5 million in 2003. On the expense side, although the Company’s electronic publishing segment has experienced increases in expenses for content providers and sales salaries and commissions, it has reduced general and administrative expenses and experienced decreases in both depreciation and amortization and non-cash compensation expenses. These reductions, together with the allocation of certain administrative, financial, legal and technology expenses to IRG decreased the expenses of the electronic publishing segment to approximately $26.7 million for 2003.

During the first three quarters of 2003, the revenue growth in the Company’s electronic publishing segment was due in large part to the Company’s focus on marketing its products to its current base of subscribers and registered members. As the Company’s most recent online marketing initiative began to generate results in the fourth quarter, the Company’s marketing focus expanded beyond its current subscriber base, leading to a slight increase in marketing expenditures. In 2004, the Company expects to devote greater resources to the expansion of this initiative, in order to position its electronic publishing segment to take advantage of several trends the Company believes are developing in the marketplace for online financial content: increased demand for financial and investing content that is free from the conflicts that have plagued traditional Wall Street research, increased demand for financial and investing products that provide consumers with specific recommendations and increased willingness of consumers to pay for value-added content online.

The Company’s securities research and brokerage segment began receiving revenue in May 2003 and totaled approximately $0.8 million in revenue through December 31, 2003. Prior to January 1, 2003, the Company operated its business in only one segment. Operated through the Company’s IRG subsidiary, which was essentially a start-up business in 2003, the segment incurred $3.8 million in expenses in 2003. However, since IRG has expanded both its research and sales staffs, and commenced in-house execution of client trades in January 2004, its revenues and expenses have experienced significant growth. The Company believes that the industry trend among large brokerage firms to reduce the size and expense of their research departments has led to the greater availability of talented research analysts for compensation substantially lower than traditional levels, and to overall reductions in coverage by such firms. Additionally, the Company believes that pressure by investors on buy-side institutions to justify expenses has made them more likely to select small, independent firms offering unbiased, high quality research than in the past, and less likely to select large, so-called “bulge-bracket” firms, where commissions bundle together execution costs with the costs of producing high volumes of research and other services. The Company expects to continue to devote significant resources to this segment, further increasing IRG’s research analyst and sales departments in order to take advantage of these trends.

Discontinued Operations

In November 2000, the Company’s Board of Directors decided to discontinue the Company’s U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts, the useful lives of fixed assets, impairment of long-lived assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although results of prior estimates have generally been in line with management’s expectations, actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The Company generates its revenue primarily from subscriptions, advertising, and commissions.

Subscription revenue represents customer subscriptions that provide subscribers access to investment commentary, advice, research, analysis and news. Subscriptions are generally charged to customers’ credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Net subscription revenue is recognized ratably over the subscription period. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Advertising revenue, derived from the sale of internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s web sites, as well as from conference sponsorships, is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s web sites “click-through” to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients. Commission revenue and related expenses are recognized on a trade date basis.

Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, syndication revenue, conference attendee revenue, reprint revenue, royalties earned from the Company’s investing book and barter advertising arrangements (only for fiscal years in which such arrangements occurred). Revenue from barter transactions were recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements were displayed on the Company’s web sites. Under the provisions of EITF 99-17, barter transactions were recorded at the fair value of the advertising surrendered. There was no barter revenue recognized during the years ended December 31, 2003 and 2002. Barter revenue recognized during the year ended December 31, 2001 totaled $200,000. Fair value was determined by the comparable advertising market rates at the time of placement.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers and subscribers to make required payments. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Although results of prior estimates have generally been in line with management’s expectations, should the financial condition of the Company’s advertisers and subscribers deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires companies to stop amortizing goodwill and certain other intangible assets with an indefinite useful life. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. Based upon annual impairment tests as of September 30, 2003 and 2002, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains all its cash and cash equivalents in four financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management’s expectations.

Legal Contingencies

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement of the lawsuit in which the issuers would settle with the plaintiffs. The proposed settlement, if approved by the court, would provide for, among other things, a release of the Company and its individual defendants from any liability for their allegedly wrongful conduct, in return for the assignment by the Company to the plaintiffs of certain potential claims the Company may have against its underwriters. The financial portion of the proposed settlement is expected to be borne by the Company’s insurance carriers. However, in the event the settlement is not approved by the court and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Results of Operations

To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by IRG, including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs allocated to the securities research and brokerage segment totaled $845,190 for the year ended December 31, 2003. Given the nascent stage of development of the Company’s equity research subsidiary, which was first created in late October 2002, for the year ended December 31, 2002, the Company allocated resources and assessed performance on a single-segment basis.

Comparison of Fiscal Years Ended December 31, 2003 and 2002

Net Revenue

	For the Year Ended December 31,		Change

	2003	2002	Amount	Percent
Net revenue:
Subscription	$18,502,665	$14,908,512	$3,594,153	24%
Advertising	5,602,483	4,371,584	1,230,899	28%
Commission	805,075	—	805,075	N/A
Other	1,188,720	1,566,590	(377,870)	(24%	)

Total net revenue	$26,098,943	$20,846,686	$5,252,257	25%

Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily the result of increased subscribers associated with Action Alerts PLUS and Street Insight (formerly known as RealMoney Pro), as well as increased revenue from several subscription-based products launched during the year ended December 31, 2002, such as The Trading Reports, launched during October 2002, TheStreet.com Value Investor (formerly known as The Turnaround Report), launched during April 2002, and The Telecom Connection, launched during March 2002, the sum of which totals $4,178,970, partially offset by a decrease in revenue associated with The Chartman’s Top Stocks and RealMoney.com, the sum of which totals $536,839. For the year ended December 31, 2003, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 56% for the year ended December 31, 2002. This increase in the proportion of annual subscription revenue is primarily attributable to the Company’s efforts to convert monthly subscribers into annual subscribers.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks during the year ended December 31, 2003, totaled less than 1% of gross subscription revenue for the period, as compared to approximately 3% during the year ended December 31, 2002.

Advertising. Advertising revenue is derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of improved conditions in the online advertising market, increased conference sponsorships, and improvements in the Company’s advertising sales infrastructure and selling techniques. During the year ended December 31, 2003, the Company achieved a 41% increase in revenue per 1,000 revenue generating page views, when compared to the year ended December 31, 2002. This increase was partially offset by a decrease of 14% in total revenue generating page views.

For the year ended December 31, 2003, 75% of the Company’s advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 55% for the year ended December 31, 2002. The number of advertisers, excluding conference sponsorships, for the year ended December 31, 2003 was 102, as compared to 100 for the year ended December 31, 2002.

For the year ended December 31, 2003, the Company’s top five advertisers accounted for approximately 38% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 46% for the year ended December 31, 2002.

Commission. Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients, allowing it to collect commissions on such trades in payment for both the equity research it provides to them, as well as for the institutional products produced by the

Company’s electronic publishing segment. The Company’s broker-dealer subsidiary began receiving commission revenue in May, 2003. All commission revenue is attributable to the Company’s securities research and brokerage segment.

Other. Other revenue consists primarily of syndication revenue, revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, conference attendee revenue and reprint revenue. All of the other revenue is attributable to the Company’s electronic publishing segment.

The decrease in other revenue is primarily the result of the absence of a one-time $150,000 payment received from the WTC Recovery Grant Program during the year ended December 31, 2002 as compensation for revenue lost as a result of the September 11th attacks, the absence in the year ended December 31, 2003 of royalties earned from the Company’s investing book which totaled $136,625 for the year ended December 31, 2002, as well as reduced revenue related to conference attendees ($119,640) and syndication agreements ($94,500). This was partially offset by $177,913 of additional revenue related to Mr. Cramer’s radio program.

Operating Expense

	For the Year Ended December 31,		Change

	2003	2002	Amount	Percent
Operating expense:
Cost of services	$13,491,478	$11,765,667	$1,725,811	15%
Sales and marketing	7,067,311	6,319,406	747,905	12%
General and administrative	7,341,771	7,537,857	(196,086)	(3%	)
Depreciation and amortization	2,285,320	4,030,531	(1,745,211)	(43%	)
Noncash compensation	322,897	998,473	(675,576)	(68%	)
Restructuring	—	(77,468)	77,468	(100%	)

Total operating expense	$30,508,777	$30,574,466	$(65,689)	(0%	)

Cost of services. Cost of services for the Company’s electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s electronic publishing segment decreased to $11,421,045 for the year ended December 31, 2003, as compared to $11,701,707 for the year ended December 31, 2002. This decrease is primarily the result of lower content licensing fees, consulting costs and data center hosting fees, the sum of which totals $535,065, partially offset by higher fees paid to outside contributors and computer related service costs, the sum of which totals $227,441.

Cost of services for the Company’s securities research and brokerage segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s securities research and brokerage segment totaled $2,070,433 for the year ended December 31, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $257,535, as compared to $63,960 for the year ended December 31, 2002.

Sales and marketing. Sales and marketing expense for the Company’s electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service and conference departments. Sales and marketing expense for the Company’s electronic publishing segment decreased to $6,262,667 for the year ended December 31, 2003, as compared to $6,319,406 for the year ended December 31, 2002. This decrease is primarily the result of reduced advertising, content distribution, and research expenses, the sum of which totals $382,410, partially offset by increased salaries and commissions attributable to the build-up of the segment’s direct sales force, the sum of which totals $360,036.

Sales and marketing expense for the Company’s securities research and brokerage segment consists primarily of compensation expense for its direct sales force, as well as marketing and promotion costs.

Sales and marketing expense for the Company’s securities research and brokerage segment totaled $804,644 for the year ended December 31, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $8,672. No sales and marketing expense was recorded for the year ended December 31, 2002.

General and administrative. General and administrative expense for the Company’s electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s electronic publishing segment decreased to $6,549,217 for the year ended December 31, 2003, as compared to $7,468,735 for the year ended December 31, 2002. This decrease is primarily the result of reductions in compensation and related costs and telephone expenses, the sum of which totals $992,883, partially offset by increased sales and use taxes, professional fees, and insurance costs, the sum of which totals $277,177.

General and administrative expense for the Company’s securities research and brokerage segment consists primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s securities research and brokerage segment totaled $792,554 for the year ended December 31, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $468,156, as compared to $69,122 for the year ended December 31, 2002.

Depreciation and amortization. Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $2,175,629 for the year ended December 31, 2003, as compared to $4,030,531 for the year ended December 31, 2002. The decrease is attributable to fully depreciated assets and reduced capital expenditures.

Depreciation and amortization expense for the Company’s securities research and brokerage segment totaled $109,691 for the year ended December 31, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment. No depreciation and amortization expense was recorded for the year ended December 31, 2002.

Noncash compensation. Noncash compensation expense for the Company’s electronic publishing segment decreased to $321,082 for the year ended December 31, 2003, as compared to $998,473 for the year ended December 31, 2002.

Noncash compensation expense for the Company’s securities research and brokerage segment totaled $1,815 for the year ended December 31, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment. No noncash compensation expense was recorded for the year ended December 31, 2002.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $190,955 during the year ended December 31, 2003 for these below fair market value options, as compared to $845,848 during the year ended December 31, 2002.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was amortized over the two-year period of his service to the Company. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $36,021 for these options, as compared to $36,022 for the year ended December 31, 2002. Because the two-year period of his service to the Company has been completed, there is no remaining noncash compensation expense to be recognized in the future.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was amortized over the two-year period of his service to the Company. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $95,921 for these options, as compared to $99,203 for the year ended December 31, 2002. Because the two-year period of his service to the Company has been completed, there is no remaining noncash compensation expense to be recognized in the future.

During the year ended December 31, 2002, the Company recognized $17,400 of noncash compensation expense related to the accelerated vesting of a terminated employee’s stock options.

Restructuring. During the year ended December 31, 2000, the Company recorded restructuring expense totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. For the year ended December 31, 2002, the Company’s electronic publishing segment recorded a restructuring gain which primarily represented adjustments to the Company’s original estimates related to non-performing assets and the reduction of its lease obligation.

Net Interest Income

	For the Year Ended December 31,		Change

	2003	2002	Amount	Percent
Net interest income	$370,336	$647,276	$(276,940)	(43%	)

Net interest income for the Company’s electronic publishing segment decreased to $360,550 for the year ended December 31, 2003, as compared to $645,522 for the year ended December 31, 2002. This decrease is the result of lower interest rates and reduced cash and cash equivalents, restricted cash, and short-term investments balances.

Net interest income for the Company’s securities research and brokerage segment totaled $9,786 for the year ended December 31, 2003, inclusive of net interest income allocated from the Company’s electronic publishing segment totaling $679, as compared to $1,754 for the year ended December 31, 2002.

Gain on Sale of Investment

	For the Year Ended December 31,		Change

	2003	2002	Amount	Percent
Gain on sale of investment	$—	$184,667	$(184,667)	(100%	)

In July 2002, the Company sold a U.S. Treasury Note (the “Treasury Note”) that bore interest at the rate of 3% per annum and had a maturity date of February 29, 2004. Management’s original intention was to hold the Treasury Note until maturity. However, because of changes in market conditions, the Company revised its plan and sold the Treasury Note, realizing a gain on the sale.

Gain on Disposal of Discontinued Operations

	For the Year Ended December 31,		Change

	2003	2002	Amount	Percent
Gain on Disposal of Discontinued Operations	$—	$209,929	$(209,929)	(100%	)

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

For the year ended December 31, 2002, the Company’s electronic publishing segment recorded a gain on disposal of discontinued operations. The gain primarily represented adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process for the Company’s U.K. operations.

Comparison of Fiscal Years Ended December 31, 2002 and 2001

During the year ended December 31, 2002, the chief operating decision maker allocated resources and assessed performance on a single-segment basis, as IRG had not yet commenced full operations. Therefore, the following discussion of operating results is presented on a consolidated basis.

Net Revenue

Subscription. Subscription revenue increased to $14,908,512 for the year ended December 31, 2002, as compared to $9,073,369 for the year ended December 31, 2001. This increase was primarily the result of revenue from several new subscription-based products, such as Street Insight (formerly known as RealMoney Pro), The Turnaround Report (now known as TheStreet.com Value Investor) and The Daily Swing Trade, as well as increased revenue associated with Action Alerts PLUS, TheStreetTM View, and The Chartman’s Top Stocks, which had launched during the year ended December 31, 2001. For the year ended December 31, 2002, approximately 56% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to 71% for the year ended December 31, 2001. This decrease in the proportion of annual subscription revenue is partially attributable to the Company’s initial need to outsource fulfillment of new email subscription products to a third party and that third party’s technological inability to provide annual subscriptions. The Company has since internally developed the requisite technological infrastructure for its subscription products fulfilled via email. The Company migrated these monthly subscribers to its own commerce system in March 2002 and, by the end of the year, had successfully converted many of these monthly subscribers into annual subscribers. Also contributing to the decrease in the proportion of annual versus monthly net subscription revenue was the expiration of two-year grandfathered subscriptions to RealMoney that had been issued at a 50% discount to current price points and the expiration of a number of discounted annual RealMoney bulk subscription deals.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenues. Refunds and cancellation chargebacks issued during the year ended December 31, 2002, totaled approximately 3% of gross subscription revenues for the year.

Advertising. Advertising revenue decreased to $4,371,584 for the year ended December 31, 2002, as compared to $5,022,916 for the year ended December 31, 2001. This was attributable to a decrease of $1,233,395 in the first quarter 2002 when compared with the first quarter 2001. During this period, the Company’s advertising sales group was being revamped to better address the market needs. A new Advertising Sales Director was hired in February 2002. In each of the subsequent three quarters of 2002, advertising revenue increased when compared to the corresponding periods in 2001. Additionally, contributing to the annual reduction in advertising revenue was a decrease of 24% in revenue generating page views for the year ended December 31, 2002, when compared to the year ended December 31, 2001. The reduction in available revenue generating page views, which was due in part to poor general market conditions, was partially offset by the Company’s ability to more effectively monetize the page views by achieving a 21% increase in the revenue generated by these page views.

For the year ended December 31, 2002, 55% of the Company’s advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 35% for the year ended December 31, 2001. The number of the Company’s advertisers, excluding conference sponsorships, for the year ended December 31, 2002 was 100, as compared to 134 for the year ended December 31, 2001.

For the year ended December 31, 2002, the Company’s top five advertisers, excluding conference sponsorship revenues, accounted for approximately 46% of its total advertising revenue, as compared to approximately 34% for the year ended December 31, 2001.

Other. Other revenue increased to $1,566,590 for the year ended December 31, 2002, as compared to $1,162,091 for the year ended December 31, 2001. This increase was primarily the result of revenue from James J. Cramer’s daily radio program, RealMoney with Jim Cramer, $150,000 that the Company received from the World Trade Center Business Recovery Grant Program in 2002 as compensation for revenue lost as a result of the September 11th attacks, and higher conference attendee revenue, partially offset by the elimination of revenue associated with barter advertising arrangements during the year ended December 31, 2002, which, by contrast, totaled $200,000 during the year ended December 31, 2001. Barter advertising transactions in 2001 were recognized at the fair value as determined by the comparable advertising market rates at the time of placement.

Operating Expense

Cost of services. Cost of services decreased to $11,765,667 for the year ended December 31, 2002, as compared to $16,440,920 for the year ended December 31, 2001. The decrease in cost of services was primarily the result of reduced compensation and related expenses resulting from a lower average headcount, lower consulting fees during the year ended December 31, 2002 as compared to those that had been expended during the year ended December 31, 2001 as the Company re-developed its commerce system, decreased costs associated with content licensing fees, reduced hosting fees as a result of renegotiated and/or terminated hosting agreements, lower maintenance and internet access fees partially offset by increased outside contributor expenses.

Sales and marketing. Sales and marketing expenses decreased to $6,319,406 for the year ended December 31, 2002, as compared to $10,804,419, for the year ended December 31, 2001. This decrease was primarily the result of lower distribution and advertisement-serving expenses attributable to renegotiated and expired agreements, reduced advertising and promotion expenses, as well as the elimination of costs associated with barter advertising arrangements during the year ended December 31, 2002, which, by contrast, totaled $200,000 during the year ended December 31, 2001. This decrease was partially offset by increased commission expense attributable to the build up of the Company’s direct sales force, as well as higher credit card processing fees attributable to increased amounts of cash receipts from the sale of subscriptions.

General and administrative. General and administrative expenses decreased to $7,537,857 for the year ended December 31, 2002, as compared to $9,173,354 for the year ended December 31, 2001. This decrease was primarily the result of reductions in equipment lease ($1,059,666), occupancy ($753,037), professional ($571,035), bad debt ($498,377), and franchise tax ($288,836) expenses. Such decreases were partially offset by increased compensation and related expenses ($959,958) and directors and officers insurance costs ($225,047).

Depreciation and amortization. Depreciation and amortization expense decreased to $4,030,531 for the year ended December 31, 2002, as compared to $5,359,431 for the year ended December 31, 2001. This decrease was primarily the result of the elimination of goodwill amortization ($1,026,380) in accordance with the Company’s adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” together with reduced depreciation and amortization expenses attributable to lower capital expenditures and fully depreciated assets.

Noncash compensation. Total noncash compensation expense decreased to $998,473 for the year ended December 31, 2002, as compared to $1,063,838 for the year ended December 31, 2001. This decrease was primarily the result of the absence in the year ended December 31, 2002 of costs incurred in the year ended December 31, 2001 related to shares of common stock issued to James J. Cramer in connection with his employment agreement, partially offset by additional charges related to stock options issued to a non-employee on January 15, 2002, as more fully described below.

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

As mentioned above, on January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of the options was $72,043, which was amortized over the two-year period of his service to the Company. For the year ended December 31, 2002, the Company recorded noncash compensation expense of $36,022 for these options.

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

During the year ended December 31, 2002, the Company recognized $17,400 of noncash compensation expense related to the accelerated vesting of a terminated employee’s stock options.

During the year ended December 31, 2001, the Company issued 100,000 shares of common stock to James J. Cramer in connection with a previously announced award of restricted stock in lieu of his 2001 salary under his employment agreement with the Company. This resulted in $287,500 of noncash compensation expense for the year.

Restructuring. During the year ended December 31, 2000, the Company recorded restructuring expenses totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. For the year ended December 31, 2002, the Company recorded a gain of $77,468, which primarily represented adjustments to the Company’s original estimates related to non-performing assets and the reduction of its lease obligation. For the year ended December 31, 2001, the Company recorded a gain of $3,336,931 which primarily represented adjustments to the Company’s original estimates related to negotiated settlements for less than the amounts initially estimated, and the reduction of its lease obligation and non-performing assets.

Settlement charge. No settlement charge was recorded for the year ended December 31, 2002. For the year ended December 31, 2001, the Company recognized a settlement charge of $2,535,660 in connection with the termination of a strategic alliance agreement with Go2Net, Inc., now a subsidiary of Infospace, Inc. The companies agreed to an early termination of the agreement, which had obligated the Company to pay Go2Net a total of $7,500,000 over a three-year period beginning in August 2000, when the agreement was signed in connection with a $7,452,257 investment in the Company by Go2Net and Vulcan Ventures.

Asset impairment. No asset impairment was recorded for the year ended December 31, 2002. For the year ended December 31, 2001, the Company recognized an impairment of $4,054,354 related to its investment in BusinessNet Online Ltd., a joint venture with Israeli newspaper publisher the Ha’aretz Group Ltd.

Net Interest Income

For the year ended December 31, 2002, net interest income was $647,276, as compared to $2,178,791 for the year ended December 31, 2001. This decrease was the result of significantly lower interest rates and reduced cash and cash equivalents, restricted cash, and short-term investments balances.

Gain on Sale of Investment

For the year ended December 31, 2002, gain on sale of investment was $184,667 for the reasons described above. No gain was recorded for the year ended December 31, 2001.

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

For the year ended December 31, 2002, the Company recorded a gain on disposal of discontinued operations of $209,929, as compared to a gain of $400,000 for the year ended December 31, 2001. The gains primarily represented adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process for the Company’s U.K. operations.

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of December 31, 2003, the Company’s cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $28,458,304, representing 77% of total assets.

Cash generated from operations was insufficient to cover expenses during the year ended December 31, 2003. Net cash used in operating activities of $539,942 for the year ended December 31, 2003 was primarily a function of a net loss of $4,039,498, a decrease in accounts payable and accrued expenses, and increases in prepaid expenses and other current assets and other receivables. This was partially offset by noncash charges, an increase in deferred revenue, and decreases in other assets, receivables from related parties, and accounts receivable.

Net cash provided by investing activities of $253,123 for the year ended December 31, 2003 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to the office space now occupied by IRG.

Net cash provided by financing activities of $969,201 for the year ended December 31, 2003 consisted primarily of the proceeds from the exercise of stock options and a decrease in restricted cash, partially offset by a decrease in note payable.

The Company has a total of $2,200,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $300,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $1,900,000 of restricted cash will become unrestricted at various times through 2009.

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months. The Company is committed to expenditures in an aggregate amount of approximately $3.4 million through December 31, 2004, in respect of the contractual obligations set forth in the table below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Treasury Stock

As discussed in Note 13 to the consolidated financial statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock. To date, the Company has purchased 5,422,100 shares of common stock at an aggregate cost of $7,215,410. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,695,858, $1,579,152 and $3,274,773 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. Total future minimum payments are as follows:

	Payments Due by Year

Contractual obligations:	Total	2004	2005	2006	2007	2008	After 2008

Operating leases	$6,874,821	$1,331,063	$1,354,224	$1,339,419	$1,130,302	$941,130	$778,683
Employment agreements	2,109,866	1,428,033	681,833	—	—	—	—
Outside contributor agreements	602,750	586,083	16,667	—	—	—	—
Note payable	311,164	89,895	96,192	102,931	22,146	—	—

Total contractual cash obligations	$9,898,601	$3,435,074	$2,148,916	$1,442,350	$1,152,448	$941,130	$778,683

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The Company Has a History of Losses and May Incur Further Losses

Although the Company earned net income of $154,000, or $0.01 per share, for the fourth quarter of 2003, the Company had previously incurred operating losses in each fiscal quarter since its formation, and may again experience operating losses in the future. As of December 31, 2003, the Company had an accumulated deficit of $151.6 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during 2004. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under accounting principles generally accepted in the United States, on a quarterly or annual basis in the future.

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

•	subscription price reductions attributable to decreased demand or increased competition;
•	new products or services introduced by the Company’s competitors;
•	content distribution fees or other costs incurred by the Company;
•	costs associated with system downtime affecting the internet generally or the Company’s web sites in particular; and
•	general economic and market conditions.

Although we generated net income in the fourth quarter of 2003, you should not rely on the results for that period as an indication of future performance. In particular, given the above factors, we may not generate net income for fiscal 2004 or any quarter therein. The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Because of the above factors, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

The Company May Have Difficulty Increasing its Subscription Revenue, a Significant Portion of Which is Generated by James J. Cramer and Other Key Writers

The Company continues to seek to increase its subscription revenue, which represents the single most significant portion of the Company’s total revenues, approximately 71% for the year ended December 31, 2003 and 72% for the year ended December 31, 2002. The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading- oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenues. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse affect on the Company’s business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect the Company’s Business

The Company’s continued success also depends upon the retention of other key employees, including executives to operate its business, technology personnel to run its publishing, commerce, communications and other systems, and salespersons to sell its subscription products and its advertising space. In addition, the success of the Company’s proprietary equity research business, operated through its IRG subsidiary, depends on its executives, as well as research analysts and traders. Several of the Company’s key employees are bound by employment or non-competition agreements. In addition, the Company seeks to compensate its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but the Company can make no assurances that these programs will allow it to retain key employees or hire new employees. The loss of one or more of the Company’s key employees, or the Company’s inability to attract experienced and qualified replacements, could materially adversely affect the Company’s business, results of operations and financial condition.

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

In October 2002, the Company formed IRG as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Since its formation, IRG has incurred start-up costs and expenses, but as of December 31, 2003 has not generated significant revenue. As it develops and operates this new business, the Company will continue to encounter risks, uncertainties, expenses and difficulties relating to staffing, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research overall, among others. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG’s Revenue May Not Be Sufficient to Cover its Expenses

IRG’s current business plan involves the production of proprietary equity research, the marketing of investment analysis and research products produced by TheStreet.com, and the dissemination of the foregoing to institutional money managers and hedge funds at no charge to these customers. In return, IRG expects that these institutional money managers and hedge funds will voluntarily pay for this research using so-called “soft dollars,” by electing to execute transactions through IRG. See “Business—Marketing—Marketing of Professional Products—Soft Dollar Brokers” and “Business—Marketing—Marketing of Institutional Research and Brokerage Services.” However, IRG does not expect to conduct other revenue generating activities at this time, and there is no guarantee that these activities will generate sufficient revenue to cover IRG’s expenses. Furthermore, in response to the recent mutual fund scandal, several members of Congress have introduced mutual fund reform legislation that could, if passed, affect the use of soft dollars to pay for research services. See “Risk Factors—Government Regulation and Legal Uncertainties—Securities Industry Regulation.”

The Company May Have Difficulty Increasing its Advertising Revenue, a Significant Portion of Which Is Concentrated Among the Company’s Top Advertisers

The Company’s ability to increase its advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, the Company’s ability to increase its unique visitors and page view inventory, and the Company’s ability to win its share of advertisers’ total advertising budgets from other web sites, television, radio and print media. If the Company’s advertising revenue decreases because of these factors, the Company’s business, results of operations and financial condition could be materially adversely affected.

In the fourth quarter of 2003, the Company’s top five advertisers accounted for approximately 42% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 46% for the three months ended September 30, 2003 and approximately 51% for the three months ended December 31, 2002. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

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

As our business has expanded into new areas, such as equity research and brokerage services, and advisory reports, the Company also faces significant competition from a new set of competitors, including:

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

The Company Faces Risks Associated with the Growth and Diversification of its Business

The Company’s business has grown and diversified in recent quarters and now includes a variety of professional and consumer subscription products, as well as a separate, wholly owned, broker-dealer subsidiary, which offers proprietary equity research and trading to its institutional clients. We intend to continue to grow and diversify our business, both organically and possibly through acquisitions of other companies. Such growth and diversification may require significant time and resource commitments from the Company’s senior management, which will limit the amount of time these individuals will have available to devote to the Company’s existing operations. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficient operation of the Company will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions by the Company could result in the incurrence of debt and contingent liabilities. Any failure or any inability to effectively manage and integrate the growth and diversification of the Company could have a material adverse effect on its business, financial condition and results of operations.

System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company’s Reputation

The Company’s ability to provide timely, updated information depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company’s ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. The Company’s operations depend in part on the protection of its data systems and those of its third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, acts of terrorism, vandalism, sabotage, and similar unexpected adverse events. Although the Company utilizes the services of a third party data-center host, there is no guarantee that the Company’s internet access and other data operations will be uninterrupted, error-free or secure. The Company’s data center host filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 and certain of its businesses, including internet hosting, are in the process of being purchased out of bankruptcy. Although the sale transaction is expected to close in the first quarter of 2004 and services are not expected to be affected, the Company cannot assure you that the sale will close on schedule or that the services provided by the hosting company or its successor will continue to be at the level the Company has heretofore received. Any system failure, including network, software or hardware failure, that causes an interruption in the Company’s service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company’s reputation, brand and the Company’s relations with its advertisers and strategic partners. The Company’s insurance policies may not adequately compensate the Company for such losses. In such event, the Company’s business, results of operations and financial condition could be materially adversely affected.

Difficulties In New Product Development Could Harm the Company’s Business

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

Failure to Establish and Maintain Successful Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base

The Company still relies on establishing and maintaining such relationships for a portion of its current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and the Company may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If the Company does not successfully establish and maintain its strategic relationships on commercially reasonable terms or if these relationships do not attract significant numbers of subscribers or readers, the Company’s business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With the Company’s Brand Development May Harm its Ability to Attract Subscribers

The Company believes that maintaining and growing awareness about its products is an important aspect of its efforts to continue to attract users. The Company’s new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Additionally, the Company’s broker-dealer subsidiary, Independent Research Group LLC, does not have a widely recognized brand. The Company’s efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to the Company’s marketing efforts or advertising campaigns. Accordingly, the Company can make no assurances that such efforts will be successful in raising awareness of TheStreet.com, RealMoney, Street Insight, Action Alerts PLUS or other brands or in persuading potential users to subscribe to the Company’s products or potential clients to utilize the equity research and trading services of IRG.

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

Government Regulation and Legal Uncertainties

Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although the Company’s compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, new laws and regulations may be introduced and modifications to existing laws may be enacted that require the Company to make changes to its business practices. On December 16, the President signed into law the “Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003,” also known as the “CAN-SPAM Act of 2003.” This federal law, which became effective on January 1, 2004, pre-empted the even more rigorous “anti-spam” statute passed by the state of California in September 2003, and established uniform standards, penalties, and an enforcement regime for the sending of unsolicited commercial email. Although the Company believes that its practices are in compliance with applicable laws, regulations and policies, if the Company were required to defend its practices against investigations of state or federal agencies or if the Company’s practices were deemed to be violative of applicable laws, regulations or policies, the Company could be penalized and its activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for the Company’s products and services, lessen the Company’s ability to effectively market its products and services, or otherwise materially adversely affect the Company’s business, financial condition and results of operations.

Securities Industry Regulation. Over the past three years, the Company’s activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its recently begun activities as an introducing broker and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company’s and IRG’s business, results of operations and financial condition.

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

Additionally, the recent scandal over late trading and market timing in the mutual fund industry has intensified regulatory scrutiny of trading and other practices of mutual funds, including the use of soft dollars to pay for research. Soft dollar practices evolved after the 1975 passage of an amendment to the Exchange Act that permitted money managers, so long as they followed certain rules, to pay higher than the lowest available commission rates in exchange for research products that assist them in the performance of their investment decision-making responsibilities, without violating their fiduciary duty to clients to obtain the best possible execution at the lowest commission rate available. Since then, there have been sporadic efforts by regulators and industry reformers to curb or abolish the practice, which some money managers use to pay for products and services that do not fall within the rules, in potential breach of this duty.

As a result, although the mutual fund scandal has little to do with soft dollar practices, of the five mutual fund industry reform bills currently pending in Congress, four, as currently drafted, would impose additional disclosure requirements on mutual funds and their investment advisers concerning their usage of soft dollars, and one, the “Mutual Fund Reform Act of 2004,” would prohibit mutual funds from using them altogether. IRG’s products are purely research, and thus their use by money managers in accordance with the rules is comfortably within the regulatory “safe harbor” for lawful and appropriate use of commissions. However, the passage of any new or currently proposed legislation that significantly curbed or abolished soft dollar practices, or action by the SEC or other federal and state governmental regulatory authorities or self-regulatory organizations to further regulate the activities of broker-dealers and investment advisors, could affect the Company’s business in the future in a manner that could harm the Company’s business, results of operations and financial condition.

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

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From October 1 through December 31, 2003, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $4.06 to $5.11. As of March 9, 2004, the closing sale price was $5.00. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility. These fluctuations may adversely affect the price of the Company’s common stock, regardless of its operating performance.

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

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements required by this item are included in Item 15 of this report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the design and operation of these disclosure controls and procedures were effective. During the annual period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, as well as outside contributors to its publications. This code is publicly available on the Company’s web site at http://www.thestreet.com/ir/codeofconduct and is filed as Exhibit 14 to this Form 10-K. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Daryl Otte, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K, and that he is independent as defined under applicable Nasdaq listing standards and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

The Company has only one equity compensation plan, TheStreet.com 1998 Stock Incentive Plan, as amended and restated, which was approved most recently by the Company’s stockholders at its annual meeting on May 29, 2002. The following table sets forth certain information, as of December 31, 2003, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,138,609	$4.29	1,821,076*

______________

*

Aggregate number of shares available for grant under TheStreet.com 1998 Stock Incentive Plan, which grants may be in the form of stock options, restricted stock or deferred stock in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 26, 2004, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Consolidated Financial Statements: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
2.	Consolidated Financial Statement Schedules: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
10.2	Annual Incentive Plan
10.3	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.
10.4	Employment Agreement, dated February 22, 2004, between James Cramer and TheStreet.com, Inc.
10.4	Employment Agreement, dated January 1, 2004, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.
10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
14	Code of Business Conduct and Ethics
23.1	Consent of Ernst & Young LLP
23.2	Information Regarding Consent of Arthur Andersen LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

______________

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

(footnotes continued on next page)

(footnotes continued from previous page)

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form10-Q filed August 14, 2002.
Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

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

THESTREET.COM, INC.
Dated: March 15, 2004	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS J. CLARKE, JR.	Chief Executive Officer and Chairman of the Board	March 15, 2004

(Thomas J. Clarke, Jr.)

/s/ LISA A. MOGENSEN	Chief Financial Officer	March 15, 2004

(Lisa A. Mogensen)

/s/ RICHARD BROITMAN	Controller	March 15, 2004

(Richard Broitman)

/s/ JAMES J. CRAMER	Director	March 15, 2004

(James J. Cramer)

/s/ WILLIAM R. GRUVER	Director	March 15, 2004

(William R. Gruver)

/s/ DOUGLAS MCINTYRE	Director	March 15, 2004

(Douglas McIntyre)

/s/ JAMES M. MEYER	Director	March 15, 2004

(James M. Meyer)

/s/ DARYL OTTE	Director	March 15, 2004

(Daryl Otte)

/s/ MARTIN PERETZ	Director	March 15, 2004

(Martin Peretz)

/s/ JEFFREY A. SONNENFELD	Director	March 15, 2004

(Jeffrey A. Sonnenfeld)

THESTREET.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

THESTREET.COM, INC.

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of the Company as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations and whose report dated February 12, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements were revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 11 with respect to 2001 included (a) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing amortization expense recognized in that period related to goodwill and other intangible assets that are no longer being amortized as a result of initially applying Statement No. 142 to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss, and the related net loss per share amounts. In our opinion, the disclosures for 2001 in Note 11 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
New York, New York February 6, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following audit report of Arthur Andersen LLP, our former independent auditors, is a copy of the original report dated February 12, 2002, rendered by Arthur Andersen LLP on the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K filed on April 1, 2002, and has not been reissued by Arthur Andersen LLP since that date, nor has it provided a consent to the inclusion of its report in this Annual Report on Form 10-K.

TO THESTREET.COM, INC.:

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements, and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
New York, New York February 12, 2002

THESTREET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002
A S S E T S
Current Assets:
Cash and cash equivalents	$22,247,400	$21,565,018
Restricted cash	300,000	372,629
Short-term investments	4,010,904	4,811,164
Accounts receivable, net of allowance for doubtful accounts of $129,096 as of December 31, 2003 and $212,312 as of December 31, 2002	1,637,822	1,676,974
Other receivables	202,336	91,622
Receivables from related parties	214,788	105,439
Prepaid expenses and other current assets	1,303,891	1,020,433

Total current assets	29,917,141	29,643,279
Property and equipment, net of accumulated depreciation and amortization of $11,744,173 as of December 31, 2003 and $9,995,998 as of December 31, 2002	2,553,063	3,643,275
Other assets	343,450	491,875
Receivables from related parties	—	206,222
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	1,153,333
Restricted cash	1,900,000	2,300,000

Total assets	$37,197,299	$39,428,296

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Current Liabilities:
Accounts payable	$787,409	$733,409
Accrued expenses	3,144,949	3,660,029
Deferred revenue	6,839,171	5,512,669
Current portion of note payable	89,895	84,010
Other current liabilities	71,859	18,127

Total current liabilities	10,933,283	10,008,244
Note payable	221,269	311,164
Other liabilities	55,399	—

Total liabilities	11,209,951	10,319,408
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 29,463,299 shares issued and 24,041,199 shares outstanding at December 31, 2003, and 29,007,394 shares issued and 23,585,294 shares outstanding at December 31, 2002	294,633	290,074
Additional paid-in capital	184,502,124	183,794,159
Deferred compensation	—	(205,434)
Treasury stock at cost; 5,422,100 shares at December 31, 2003 and December 31, 2002	(7,215,410)	(7,215,410)
Accumulated deficit	(151,593,999)	(147,554,501)

Total stockholders’ equity	25,987,348	29,108,888

Total liabilities and stockholders’ equity	$37,197,299	$39,428,296

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,

	2003	2002	2001
Net revenue:
Subscription	$18,502,665	$14,908,512	$9,073,369
Advertising	5,602,483	4,371,584	5,022,916
Commission	805,075	—	—
Other	1,188,720	1,566,590	1,162,091

Total net revenue	26,098,943	20,846,686	15,258,376

Operating expense:
Cost of services	13,491,478	11,765,667	16,440,920
Sales and marketing	7,067,311	6,319,406	10,804,419
General and administrative	7,341,771	7,537,857	9,173,354
Depreciation and amortization	2,285,320	4,030,531	5,359,431
Noncash compensation	322,897	998,473	1,063,838
Restructuring	—	(77,468)	(3,336,931)
Settlement charge	—	—	2,535,660
Asset impairment	—	—	4,054,354
Severance expense	—	—	971,668

Total operating expense	30,508,777	30,574,466	47,066,713

Operating loss	(4,409,834)	(9,727,780)	(31,808,337)
Net interest income	370,336	647,276	2,178,791
Gain on sale of investment	—	184,667	—

Net loss from continuing operations	(4,039,498)	(8,895,837)	(29,629,546)
Gain on disposal of discontinued operations	—	209,929	400,000

Net loss	$(4,039,498)	$(8,685,908)	$(29,229,546)

Net (loss) income per share—basic and diluted:
Continuing operations	$(0.17)	$(0.38)	$(1.14)
Discontinued operations	—	0.01	0.02

Net loss per share	$(0.17)	$(0.37)	$(1.12)

Weighted average basic and diluted shares outstanding	23,863,918	23,558,886	26,031,677

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

	Common Stock		Additional Paid in Capital	Deferred Compensation	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value			Shares	Cost

Balance at December 31, 2000	28,074,483	$280,745	$182,888,343	($2,149,572)	0	$0	($109,639,047)	$71,380,469
Issuance of common stock for acquisition	77,984	780	155,188	—	—	—	—	155,968
Exercise of options	79,416	794	5,668	—	—	—	—	6,462
Stock repurchase	—	—	—	—	(4,824,956)	(6,565,732)	—	(6,565,732)
Noncash compensation expense:
Compensation expense	—	—	—	1,163,838	—	—	—	1,163,838
UK compensation expense	—	—	—	(100,000)	—	—	—	(100,000)
Decrease due to resignations	—	—	(312,919)	312,919	—	—	—	—
Issuance of common stock for services	100,000	1,000	286,500	(287,500)	—	—	—	—
Net loss	—	—	—	—	—	—	(29,229,546)	(29,229,546)

Balance at December 31, 2001	28,331,883	283,319	183,022,780	(1,060,315)	(4,824,956)	(6,565,732)	(138,868,593)	36,811,459
Issuance of common stock for acquisition	489,644	4,896	425,990	—	—	—	—	430,886
Exercise of options	185,867	1,859	201,797	—	—	—	—	203,656
Stock repurchase	—	—	—	—	(597,144)	(649,678)	—	(649,678)
Noncash compensation expense:
Compensation expense	—	—	—	845,848	—	—	—	845,848
Decrease due to resignations	—	—	(9,033)	9,033	—	—	—	—
Modification of stock option	—	—	17,400	—	—	—	—	17,400
Options issued to outside contributor	—	—	135,225	—	—	—	—	135,225
Net loss	—	—	—	—	—	—	(8,685,908)	(8,685,908)

Balance at December 31, 2002	29,007,394	290,074	183,794,159	(205,434)	(5,422,100)	(7,215,410)	(147,554,501)	29,108,888
Exercise of options	455,905	4,559	576,023	—	—	—	—	580,582
Noncash compensation expense	—	—	—	205,434	—	—	—	205,434
Options issued to outside contributor	—	—	131,942	—	—	—	—	131,942
Net loss	—	—	—	—	—	—	(4,039,498)	(4,039,498)

Balance at December 31, 2003	29,463,299	$294,633	$184,502,124	$0	(5,422,100)	($7,215,410)	($151,593,999)	$25,987,348

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001
Cash Flows from Operating Activities:
Net loss	$(4,039,498)	$(8,685,908)	$(29,229,546)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash compensation expense	322,897	998,473	1,063,838
Noncash advertising expense	—	121,054	30,000
Noncash asset impairment	—	—	4,054,354
Noncash restructuring expense	—	—	(3,610,561)
Gain on disposal of discontinued operations	—	(209,929)	—
Gain on sale of investment	—	(184,667)	—
Loss on sale of fixed assets	—	90,514	—
(Recovery) provision for doubtful accounts	(46,839)	41,444	355,714
Depreciation and amortization	2,285,320	4,030,531	5,359,431
Non-current assets of discontinued operations	—	—	426,218
Net current assets of discontinued operations	—	45,480	1,796,500
Changes in operating assets and liabilities:
Accounts receivable	85,991	(714,491)	2,742,447
Other receivables	(110,714)	22,752	(57,064)
Receivables from related parties	96,873	33,582	(185,243)
Prepaid expenses and other current assets	(283,458)	64,899	1,863,895
Other assets	271,280	281,140	90,703
Accounts payable and accrued expenses	(446,601)	(455,078)	(4,864,593)
Restructuring reserve	—	(1,487,829)	(1,565,753)
Deferred revenue	1,326,502	2,347,393	(891,963)
Other current liabilities	(1,695)	(9,112)	(987,912)

Net cash used in operating activities	(539,942)	(3,669,752)	(23,609,535)

Cash Flows from Investing Activities:
Purchase of short-term investments	(10,000,000)	(10,902,082)	(14,000,000)
Sale of short-term investments	10,800,260	11,639,417	32,822,265
Purchase of marketable security	—	(9,911,651)	—
Sale of marketable security	—	10,096,318	—
Purchase of investment in held to maturity securities	—	—	(6,000,000)
Sale of investment in held to maturity securities	—	—	6,000,000
Loans to Business Net Online Ltd.	—	—	(1,254,354)
Capital expenditures	(547,137)	(703,670)	(1,598,159)
Proceeds from the disposal of discontinued operations	—	15,091	—
Proceeds from the sale of fixed assets	—	8,000	—
Acquisition of business, net of cash acquired	—	—	(5,400,000)

Net cash provided by investing activities	253,123	241,423	10,569,752

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	580,582	203,656	6,462
Note payable	(84,010)	(78,510)	—
Restricted cash	472,629	777,371	—
Purchase of treasury stock	—	(649,678)	(6,565,732)

Net cash provided by (used in) financing activities	969,201	252,839	(6,559,270)

Net increase (decrease) in cash and cash equivalents	682,382	(3,175,490)	(19,599,053)
Cash and cash equivalents, beginning of year	21,565,018	24,740,508	44,339,561

Cash and cash equivalents, end of year	$22,247,400	$21,565,018	$24,740,508

The accompanying notes to the consolidated financial statements are an integral part of these statements.

Supplemental disclosures of cash flow Information:
Cash payments made for interest	$37,049	$42,820	$—

Supplemental disclosures of noncash investing and financing activities:

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

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

Independent Research Group LLC (“IRG”), of which TheStreet.com Inc. is the sole member, is a registered broker-dealer under the Securities and Exchange Act of 1934. IRG was organized as a Delaware limited liability company on October 31, 2002, and was admitted to the National Association of Securities Dealers Inc. as a member on April 22, 2003. IRG provides proprietary equity research and brokerage services to institutional clients, and receives commission revenue for such services. On January 5, 2004, IRG announced the commencement of equity trading execution operations on behalf of its clients. Security transactions introduced (or executed) by IRG are cleared on a fully disclosed basis in accordance with clearing agreements executed with two registered broker-dealers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts receivable, the useful lives of fixed assets and the valuation of goodwill, intangible assets and investments, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of TheStreet.com, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates its revenue primarily from subscriptions, advertising, and commissions.

Subscription revenue represents customer subscriptions that provide subscribers access to investment commentary, advice, research, analysis and news. Subscriptions are generally charged to customers’ credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Net subscription revenue is recognized ratably over the subscription period. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

Advertising revenue, derived from the sale of internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s web sites, as well as from conference sponsorships, is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s web sites “click-through” to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients. Commission revenue and related expenses are recognized on a trade date basis.

Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, syndication revenue, conference attendee revenue, reprint revenue, royalties earned from the Company’s investing book and barter advertising arrangements (only for fiscal years in which such arrangements occurred). Revenue from barter transactions was recognized in accordance with the provisions of Emerging Issues Task Force No. 99-17 (EITF 99-17) during the period in which the advertisements were displayed on the Company’s web sites. Under the provisions of EITF 99-17, barter transactions were recorded at the fair value of the advertising surrendered. There was no barter revenue recognized during the years ended December 31, 2003 and 2002. Barter revenue recognized during the year ended December 31, 2001 totaled $200,000. Fair value was determined by the comparable advertising market rates at the time of placement. There were no royalties earned from the Company’s investing book during the year ended December 31, 2003. Royalty revenue recognized during the years ended December 31, 2002 and 2001 was $136,625 and $68,375, respectively.

Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

The Company considers all short-term investment grade securities with a maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments consist primarily of commercial paper and certificates of deposit with maturities of less than one-year and are considered available for sale. The Company has a total of $2,200,000 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore classified as restricted cash at December 31, 2003. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $300,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Company’s consolidated balance sheet at December 31, 2003. The Company anticipates that the remaining $1,900,000 of restricted cash will become unrestricted at various times through 2009.

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

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1,

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

“Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2003 and 2002, the Company capitalized $101,276 and $190,482, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. For the year ended December 31, 2003, the Company capitalized $36,737 of web site development costs. For the year ended December 31, 2002, the Company did not capitalize any web site development costs.

Capitalized software and web site development costs are amortized using the straight-line method over the estimated three year useful life of the software or web site. Total amortization expense was $209,230, $323,302 and $264,471, for the years ended December 31, 2003, 2002 and 2001, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires companies to stop amortizing goodwill and certain other intangible assets with an indefinite useful life. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. Based upon annual impairment tests as of September 30, 2003 and 2002, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Long-Lived Assets

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2003.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely that some or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, short term investments, accounts and other receivables, and accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments, and accounts receivable. The Company maintains all its cash and cash equivalents in four financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management’s expectations.

Net Loss Per Share of Common Stock

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. Diluted EPS is identical to basic EPS since stock options were excluded from the calculation, as their effect is anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising costs were $280,700, $554,598, and $1,371,631, respectively.

Stock-Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the year ended December 31, 2003 were exercisable at prices

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

On December 31, 2002, the Company adopted Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FASB No. 148”). FASB No. 148 amends SFAS No. 123 to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. FASB No. 148 also amends the disclosure provisions of SFAS No. 123 and APB No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies on reported net income and earnings per share in annual and interim financial statements. While FASB No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of FASB No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25.

Had compensation for the Company’s 1998 Stock Incentive Plan, as amended and restated, been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Year Ended December 31,

	2003	2002	2001
Net loss, as reported	$(4,039,498)	$(8,685,908)	$(29,229,546)
Add: noncash compensation, as reported	322,897	998,473	1,063,838
Less: noncash compensation, pro forma	(3,395,987)	(4,020,789)	(4,101,827)

Net loss, pro forma	$(7,112,588)	$(11,708,224)	$(32,267,535)

Basic and diluted net loss per share, as reported	$(0.17)	$(0.37)	$(1.12)

Basic and diluted net loss per share, pro forma	$(0.30)	$(0.50)	$(1.24)

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

(2)	Acquisitions

On December 20, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of SmartPortfolio.com, Inc. The Company paid initial consideration in January 2001 of $5,400,000 cash and 77,984 shares of the Company’s common stock, having a value on the payment date of approximately $156,000. In January 2002, in connection with the purchase agreement, the Company issued 489,644 additional shares of the Company’s common stock to the former owners of SmartPortfolio.com, Inc., which was subsequently repurchased for approximately $430,900. This represented the final consideration to be paid in connection with the acquisition. Additionally, the Company incurred legal fees in connection with the acquisition totaling approximately $91,900 during the year ended December 31, 2000.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the tangible and intangible net assets acquired and liabilities assumed on the basis of their respective fair values on the acquisition date. As a result of this acquisition and the subsequent issuance and repurchase of 489,644 shares of the Company’s common stock, the Company recorded total goodwill of $2,770,025, which was the excess purchase price over the value of the net assets acquired. During the year ended December 31, 2001, goodwill was amortized using the straight-line method over a useful life of three years. As of December 31, 2001, a total of $779,713 had been recorded as amortization expense, and is included within general and administrative expenses in the

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

accompanying consolidated statements of operations. The Company also acquired other intangible assets of $2,720,000, of which $1,980,000 are being amortized using the straight-line method over a useful life of three years. As of January 1, 2002, in accordance with SFAS 142, the goodwill and certain acquired other intangible assets are no longer amortized (See Note 11).

(3)	Discontinued Operations

In September 1999, TheStreet.com, Inc. and a syndicate of investors (the “Syndicate”) invested a total of $17 million in TheStreet.com (Europe) Limited. Members of the Syndicate included Chase Capital Partners, Barclays Private Equity, ETF Group, 3i, Intel Corporation and others. The terms of the investment included the following:

(1) a preferred dividend of $5 million (plus interest) payable to the Syndicate which would convert into shares upon a public offering of shares or a sale of TheStreet.com (Europe) Limited;

(2) the license of certain intellectual property of TheStreet.com, Inc. (including, without limitation, use of the name “TheStreet.com”) to TheStreet.com (Europe) Limited for $1 million;

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

Under accounting principles generally accepted in the United States, the year 2000 loss on disposal of discontinued operations included actual losses from the date the Company’s Board of Directors resolved to discontinue the operations, plus a provision for additional future costs to be incurred to complete the liquidation process. For the years ended December 31, 2002 and 2001, the Company recorded a gain on disposal of discontinued operations of $209,929 and $400,000, respectively, representing adjustments to the Company’s original estimate related to the costs to be incurred in completing the liquidation process.

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

The following table displays the activity and balances of the restructuring reserve account from the initial charges until its completion in the year ended December 31, 2002:

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

	Year 2000 Activity				Year 2001 Activity			Year 2002 Activity

	Initial Charge	Deductions	Adjustments	Balance 12/31/00	Deductions	Adjustments	Balance 12/31/01	Deductions	Adjustments	Balance 12/31/02

Headcount reductions	$478,278	$(478,278)	$0	$0	$0	$0	$0	$0	$0	$0
Consolidation of facilities and reduction in non-performing assets	3,695,648	(1,643,896)	0	2,051,752	(1,131,943)	(909,809)	10,000	67,468	(77,468)	0
Extinguishment of marketing and technology related contracts	13,401,596	(8,968,223)	0	4,433,373	(649,476)	(2,427,122)	1,356,775	(1,356,775)	0	0

	$17,575,522	$(11,090,397)	$0	$6,485,125	$(1,781,419)	$(3,336,931)	$1,366,775	$(1,289,307)	$(77,468)	$0

The above deductions from the reserve primarily represent write-offs of previously capitalized costs and cash payments. The above adjustments primarily represent revisions to the Company’s original estimates.

In October 2001, the Company entered into an amendment of its lease agreement for the office space in New York City. Based upon the amendment, the Company was released from its lease obligations for one of the two floors of such office space. As a result, the Company recognized a gain of approximately $1,060,000 related to a deferred rent credit previously recorded in connection with such space. In addition, the agreement provided for approximately $1,570,000 future rent reduction for the floor maintained by the Company, which was recognized as a reduction in restructuring expense for the year ended December 31, 2001. The Company classified such deferred rent asset net of approximately $1,000,000 previously recorded deferred rent credit, among other assets in the accompanying consolidated balance sheet ($73,682 and $67,412 current and $258,737 and $378,300 non-current as of December 31, 2003 and 2002, respectively). Such amounts are being amortized over the life of the lease.

(5)	Net Loss Per Share

As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

	For the Year Ended December 31,

	2003	2002	2001

Numerator:
Net loss from continuing operations	$(4,039,498)	$(8,895,837)	$(29,629,546)
Gain from discontinued operations	—	209,929	400,000

Net loss available to common shareholders	$(4,039,498)	$(8,685,908)	$(29,229,546)

Denominator:
Weighted average basic and diluted shares outstanding	23,863,918	23,558,886	26,031,677

Net (loss) gain per share—basic and diluted:
Continuing operations	$(0.17)	$(0.38)	$(1.14)
Discontinued operations	—	0.01	0.02

Net loss per share	$(0.17)	$(0.37)	$(1.12)

Outstanding options of 5,138,609, 4,861,912 and 3,810,056 for the years ended December 31, 2003, 2002 and 2001, respectively, have been excluded from the above calculations as they were anti-dilutive.

(6)	Receivable From Related Parties

In 2001, the Company loaned a total of $359,900 to two employees. The loans include interest at an approximate weighted average rate of 4.6%. One loan was due in December 2003 and was repaid in

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

full. The second loan is due in April 2004. As of December 31, 2003 and 2002, the outstanding aggregate balance is $214,788 and $311,661, respectively. Effective January 1, 2002, the Personnel and Compensation Committee of the Board of Directors adopted a policy prohibiting any further employee loans.

(7)	Property and Equipment

Property and equipment consists of the following:

	December 31,

	2003	2002

Computer equipment	$10,699,616	$10,157,996
Furniture and fixtures	935,669	874,053
Leasehold improvements	2,661,951	2,607,224

	14,297,236	13,639,273
Less accumulated depreciation and amortization	11,744,173	9,995,998

Property and equipment, net	$2,553,063	$3,643,275

Included in computer equipment are capitalized software and web site development costs of $1,050,714 and $912,701 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2002, the Company wrote off capitalized software costs totaling $190,396.

Depreciation and amortization expense for the above noted property and equipment aggregated $1,748,175, $3,442,443, and $3,804,581 for the years ended December 31, 2003, 2002, and 2001, respectively.

(8)	Accrued Expenses

Accrued expenses consist of the following:

	December 31,

	2003	2002

Accrued bonuses	$1,030,426	$1,507,557
Accrued other	934,858	970,059
Accrued professional fees	484,751	505,900
Accrued payroll and related costs	476,802	379,330
Accrued statistical services fees	149,160	148,760
Accrued distribution fees	57,825	45,210
Accrued consulting fees	11,127	103,213

Total accrued expenses	$3,144,949	$3,660,029

(9)	Note Payable

In connection with the termination of the Company’s lease obligation for 50% of its principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79%, payable through March 2007. The monthly payment of principal plus interest totals $9,022. (See Note 14)

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

(10)	Severance Expense

Severance expense totaling $971,668 for the year ended December 31, 2001 represents costs associated with a headcount reduction throughout the organization and a severance payment the Company was contractually obligated to pay in connection with the termination of a senior executive.

(11)	Goodwill and Other Intangible Assets

As of December 31, 2003 and December 31, 2002, the Company’s goodwill and other intangible assets and related accumulated amortization consisted of the following:

	December 31,

	2003	2002

Goodwill and other intangible assets not subject to amortization:
SmartPortfolio.com, Inc. goodwill	$1,990,312	$1,990,312

SmartPortfolio.com, Inc. trade name	$493,333	$493,333

Other intangible assets subject to amortization:
SmartPortfolio.com, Inc. customer list	1,250,000	1,250,000
SmartPortfolio.com, Inc. technology	730,000	730,000
ipoPros.com, Inc. non-compete agreement	—	150,000

	1,980,000	2,130,000
Less accumulated amortization	(1,980,000)	(1,470,000)

Total other intangible assets subject to amortization	—	660,000

Total other intangible assets	$493,333	$1,153,333

The Company recorded amortization expense of $660,000, $710,000 and $1,736,380 during the years ended December 31, 2003 and 2002 and 2001, respectively. There are no other remaining intangible assets subject to amortization. Should acquisitions or dispositions occur in the future, these amounts may vary.

The 2001 historical results do not reflect the provisions of FAS 142. Had the Company adopted FAS 142 on January 1, 2000, the historical net loss and basic and diluted net loss per common share for the year ended December 31, 2001 would have been changed as follows:

For the Year Ended December 31, 2001

Net loss as reported—historical basis	$(29,229,546)
Add: goodwill amortization	779,713
Add: other intangible amortization	246,667

Pro forma net loss	$(28,203,166)

Pro forma net loss per share	$(1.08)

(12)	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company recognized a deferred tax asset of approximately $55 million, $54 million, and $41 million, as of December 31, 2003, 2002, and 2001, respectively, primarily relating to net operating loss carryforwards of approximately $137 million, $134 million, and $102 million as of December 31, 2003,

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

2002, and 2001, respectively, available to offset future taxable income through 2023. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. A full valuation allowance has been recorded related to the deferred tax assets as a result of management’s uncertainty as to the realization of such assets. Accordingly, no provision has been recorded. There are no other significant temporary differences.

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

On August 7, 2000, the Company entered into a Securities Purchase Agreement with Go2Net, Inc. (“Go2Net”) and Vulcan Ventures Inc. (“Vulcan”), pursuant to which, among other things, each of Go2Net and Vulcan purchased 670,167 shares of the Company’s common stock, par value $.01 per share, at a purchase price of $5.56 per share. In addition, the Company granted each of Go2Net and Vulcan an option to purchase up to an additional 7.45% (for a total of 14.9%) of its common stock outstanding immediately after the issuance of such stock, at a purchase price of $13.50 per share. Each option was exercisable at any time during the six months after its grant. The Company also entered into a strategic alliance agreement with Go2Net, pursuant to which, among other things, the Company was to have licensed Go2Net’s proprietary message board technology platform for the three-year period beginning on August 4, 2000. Under the terms of the original agreement, the Company was obligated to pay a total of $7,500,000 over the three-year license period. As of December 31, 2000, $2,000,000 had been paid, and was included on the consolidated balance sheet within prepaid expenses and other current assets, together with the fair market value of the stock options issued, net of a price fluctuation in the value of the shares of common stock issued. In September, 2001, the Company and Go2Net, Inc., then a subsidiary of Infospace, Inc., agreed to an early termination of the agreement, and the Company recorded a settlement charge of $2,535,660 in connection therewith.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, in private purchases or in the open market. During the year ended December 31, 2003, the Company did not purchase any shares of common stock under this program. Since the inception of the program, the Company has purchased a total of 5,422,100 shares of common stock at an aggregate cost of $7,215,410. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters.

Stock Options

Under the terms of the Company’s 1998 Stock Incentive Plan (the “Stock Option Plan”), 6,900,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, or any combination thereof. In May 2002, the shareholders approved another amendment to the Stock Option Plan to increase the number of shares of common stock available for grant by 2,000,000, to a total of 8,900,000 and to make certain other changes in the terms of the Stock Option Plan. Awards (which can now include awards of deferred stock as well as restricted stock and Options, although no deferred stock awards have been made to date) may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. As of December 31, 2003, there remained 1,821,076 options available for future grant.

A summary of the activity of the Stock Option Plan is as follows:

	Options	Weighted Average Exercise Price

Options outstanding, December 31, 2000	3,276,326	$8.20
Options granted	1,650,117	2.17
Options exercised	(82,275)	0.26
Options cancelled	(1,034,112)	7.61

Options outstanding, December 31, 2001	3,810,056	5.98
Options granted	1,934,400	1.53
Options exercised	(185,867)	1.10
Options cancelled	(696,677)	6.31

Options outstanding, December 31, 2002	4,861,912	4.35
Options granted	941,000	3.19
Options exercised	(455,923)	1.27
Options cancelled	(208,380)	7.43

Options outstanding, December 31, 2003	5,138,609	$4.29

Options exercisable as of December 31, 2003, 2002, and 2001 were 3,477,035, 2,510,032, and 1,521,397, respectively, at weighted average exercise prices of $5.03, $5.54, and $7.63, respectively. Options generally vest over a four-year period and have terms not to exceed 10 years. Effective December 10, 2002, stock option grant agreements to members of the senior management team were amended to provide that in the event of a change of control of the Company, as defined, 50% of each member’s then unvested options would vest and become exercisable. For the years ended December 31, 2003, 2002 and 2001, the Company recorded noncash compensation expense of $190,955, $845,848, and $776,338, respectively, which relate to the grant of stock options with exercise prices that were less than the fair market value of the underlying shares of common stock on the date of the grant in 1998 and 1999.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was amortized over the two-year period of his service to the Company. For the years ended December 31, 2003 and 2002, the Company recorded noncash compensation expense of $36,021 and $36,022, respectively.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was amortized over the two-year period of his service to the Company. For the years ended December 31, 2003 and 2002, the Company recorded noncash compensation expense of $95,921 and $99,203, respectively.

During the year ended December 31, 2002, the Company recognized $17,400 of noncash compensation expense related to the accelerated vesting of a terminated employee’s stock options.

For the years ended December 31, 2003, 2002 and 2001, the weighted average fair market value of options granted was $1.85, $0.95, and $1.47, respectively. The fair value of each option grant has been

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,

	2003	2002	2001

Expected option lives	4 years	4 years	4 years
Risk-free interest rates	2.57%	3.86%	4.55%
Expected volatility	69%	78%	93%
Dividend yield	0%	0%	0%

The following table summarizes information about options outstanding at December 31, 2003:

		Options Outstanding

Range of Exercise Price	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.01–$ 1.50	1,383,123	2.9	$1.26	1,040,297	$1.27
$ 1.66–$ 2.44	372,750	3.0	$1.87	184,490	$1.85
$ 2.50–$ 3.75	2,387,771	2.5	$2.81	1,436,633	$2.72
$ 4.09–$ 6.00	283,500	2.8	$5.43	117,375	$5.95
$ 6.31–$ 9.00	109,633	1.2	$6.98	100,683	$6.98
$11.94–$17.75	311,666	0.9	$14.93	307,941	$14.93
$18.00–$25.81	285,700	0.8	$20.24	285,150	$20.24
$30.00–$35.50	4,466	0.6	$32.57	4,466	$32.57

	5,138,609	2.5	$4.29	3,477,035	$5.03

(14)	Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,695,858, $1,579,152 and $3,274,773 for the years ended December 31, 2003, 2002 and 2001, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. Total future minimum payments are as follows:

	Payments Due by Year

Contractual obligations:	Total	2004	2005	2006	2007	2008	After 2008

Operating leases	$6,874,821	$1,331,063	$1,354,224	$1,339,419	$1,130,302	$941,130	$778,683
Employment agreements	2,109,866	1,428,033	681,833	—	—	—	—
Outside contributor agreements	602,750	586,083	16,667	—	—	—	—
Note payable	311,164	89,895	96,192	102,931	22,146	—	—

Total contractual cash obligations	$9,898,601	$3,435,074	$2,148,916	$1,442,350	$1,152,448	$941,130	$778,683

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

Legal Proceedings

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. On June 25, 2003, a committee of the Company’s Board of Directors conditionally approved a proposed partial settlement of the lawsuit in which the issuers would settle with the plaintiffs. The proposed settlement, if approved by the court, would provide for, among other things, a release of the Company and its individual defendants from any liability for their allegedly wrongful conduct, in return for the assignment by the Company to the plaintiffs of certain potential claims the Company may have against its underwriters. The financial portion of the proposed settlement is expected to be borne by the Company’s insurance carriers. However, in the event the settlement is not approved by the court and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

(15)	Employee Benefit Plan

Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(16)	Long-term Investments, at Cost

In December 1999, the Company purchased a 19.99% interest for $2,250,000 in BusinessNet Online Ltd., which launched an online business publication serving the Israeli market. As of December 31, 1999, approximately $1,125,000 of this investment was unpaid and was reflected in accrued expenses, which was subsequently paid in 2000. The investment was being accounted for on a cost basis. In July 2000, the Company agreed to provide to Business Net Online Ltd., pursuant to a Convertible Bridge Loan Agreement, a loan in the amount of $554,351, which was funded in the second half of 2000. Under the terms of the agreement, the loan would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet Online Ltd. received a certain level of proceeds. The loan was included within other receivables within the December 31, 2000 balance sheet. In March 2001, the Company agreed to provide to BusinessNet Online Ltd., pursuant to a second agreement, a loan in the amount of $1,250,000, which was funded during 2001. Under the terms of the agreement, this loan and the prior loan, would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet Online Ltd. received a certain level of proceeds. In December 2001, the Company concluded that its original investment and subsequent bridge loans to BusinessNet Online Ltd. were not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. During 2002, there was a change to the conversion terms of the loans, which did not have any impact on the Company as the loans were fully written off.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

(17)	Business Segment Information

During the year ended December 31, 2002, the chief operating decision maker allocated resources and assessed performance on a single-segment basis, as IRG had not yet commenced full operations. Effective January 1, 2003, the Company’s operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments have been renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company’s operating activities. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company’s securities research and brokerage segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue is recorded on the trade date. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources. The information presented below includes certain intercompany transactions and, therefore, is not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intercompany sales of subscription-based products, which are billed at rates consistent with pricing arrangements for bulk product subscription sales. These intercompany transactions are eliminated in consolidation.

	For the Year Ended December 31, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$18,742,985	$—	$240,320	$18,502,665
Advertising revenue	5,602,483	—	—	5,602,483
Commission revenue	—	805,075	—	805,075
Other revenue	1,188,720	—	—	1,188,720

Total net revenue	$25,534,188	$805,075	$240,320	$26,098,943

Net loss	$(834,902)	$(3,204,596)	$—	$(4,039,498)

	As of December 31, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$40,038,484	$1,202,446	$(4,043,631)	$37,197,299

(18)	Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Total net revenue	$5,656	$6,394	$6,666	$7,383
Total operating expense	7,830	7,776	7,600	7,303
Net (loss) income	(2,056)	(1,273)	(865)	154
Basic net (loss) income per common share	(0.09)	(0.05)	(0.04)	0.01
Diluted net (loss) income per common share	(0.09)	(0.05)	(0.04)	0.01

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2003

	For the Year Ended December 31, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Total net revenue	$4,073	$5,487	$5,334	$5,953
Total operating expense	8,187	7,654	7,500	7,234
Net loss from continuing operations	(3,894)	(1,983)	(1,853)	(1,166)
Gain from discontinued operations	193	5	3	9
Net loss	(3,701)	(1,978)	(1,850)	(1,157)
Net (loss) income per share—basic and diluted:
Continuing operations	$(0.17)	$(0.08)	$(0.08)	$(0.05)
Discontinued operations	0.01	—	—	—

Net loss per share	$(0.16)	$(0.08)	$(0.08)	$(0.05)

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2003, 2002 and 2001

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to (Recovery from) Expense	Write-offs	Balance at End of Period

For the year ended December 31, 2003	$212,312	$(46,839)	$36,377	$129,096
For the year ended December 31, 2002	$490,263	$41,444	$319,395	$212,312
For the year ended December 31, 2001	$749,159	$355,714	$614,610	$490,263

EXHIBIT INDEX

Exhibit Number	Description

*3.1—	Amended and Restated Certificate of Incorporation
**3.2—	Amended and Restated Bylaws
*4.1—	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2—	TheStreet.com Rights Agreement
†4.3—	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4—	Specimen Certificate for TheStreet.com’s common stock
10.1—	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
10.2—	Annual Incentive Plan
10.3—	Employment Agreement, dated February 22, 2003, between James Cramer and TheStreet.com, Inc.
10.4—	Employment Agreement, dated February 22, 2004, between James Cramer and TheStreet.com, Inc.
10.5—	Employment Agreement, dated January 1, 2004, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.
10.6—	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
14—	Code of Business Conduct and Ethics
23.1—	Consent of Ernst & Young LLP
23.2—	Information Regarding Consent of Arthur Andersen LLP
31.1—	Rule 13a-14(a) Certification of CEO
31.2—	Rule 13a-14(a) Certification of CFO
32.1—	Section 1350 Certification of CEO
32.2—	Section 1350 Certification of CFO

______________

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.