Form 10-Q
period 2004-03-31
THESTREET COM
filed 2004-05-10
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class) Common Stock, par value $0.01 per share	(Number of Shares Outstanding as of May 5, 2004) 24,579,757

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2004

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$25,724,738	$22,247,400
Restricted cash	300,000	300,000
Short-term investments	2,004,917	4,010,904
Accounts receivable, net of allowance for doubtful accounts of $117,096 as of March 31, 2004 and $129,096 as of December 31, 2003	1,481,636	1,637,822
Other receivables	221,280	202,336
Receivables from related parties	73,912	214,788
Prepaid expenses and other current assets	1,196,883	1,303,891
Total current assets	31,003,366	29,917,141

Property and equipment, net of accumulated depreciation and amortization of $11,962,333 as of March 31, 2004 and $11,744,173 as of December 31, 2003	2,543,946	2,553,063
Other assets	314,445	343,450
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	1,900,000	1,900,000
Total assets	$38,245,402	$37,197,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$727,936	$787,409
Accrued expenses	3,299,950	3,144,949
Deferred revenue	8,147,688	6,839,171
Current portion of note payable	91,430	89,895
Other current liabilities	75,484	71,859
Total current liabilities	12,342,488	10,933,283
Note payable	197,828	221,269
Other liabilities	55,399	55,399
Total liabilities	12,595,715	11,209,951

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 29,949,123 shares issued and 24,524,423shares outstanding at March 31, 2004, and 29,463,299 shares issued and 24,041,199 shares outstanding at December 31, 2003	299,491	294,633
Additional paid-in capital	185,740,273	184,502,124
Treasury stock at cost; 5,424,700 shares at March 31, 2004 and 5,422,100 shares at December 31, 2003	(7,228,162)	(7,215,410)
Accumulated deficit	(153,161,915)	(151,593,999)
Total stockholders’ equity	25,649,687	25,987,348

Total liabilities and stockholders’ equity	$38,245,402	$37,197,299

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Net revenue:
Subscription	$5,409,495	$4,272,889
Advertising	1,427,974	1,200,743
Commission	776,790	—
Other	306,043	182,610
Total net revenue	7,920,302	5,656,242

Operating expense:
Cost of services	4,077,360	3,411,617
Sales and marketing	3,081,195	1,658,233
General and administrative	2,189,161	1,755,331
Depreciation and amortization	211,905	765,958
Noncash compensation	—	238,420
Total operating expense	9,559,621	7,829,559
Operating loss	(1,639,319)	(2,173,317)

Net interest income	71,403	117,673
Net loss	$(1,567,916)	$(2,055,644)

Net loss per share - basic and diluted:	$(0.06)	$(0.09)

Weighted average basic and diluted shares outstanding	24,240,143	23,651,979

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,567,916)	$(2,055,644)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Noncash compensation expense	—	238,420
Recovery of doubtful accounts	(12,000)	(43,839)
Depreciation and amortization	211,905	765,958
Changes in operating assets and liabilities:
Accounts receivable	168,186	122,281
Other receivables	(18,944)	(104,601)
Receivables from related parties	140,876	22,218
Prepaid expenses and other current assets	107,008	197,572
Other assets	59,510	65,775
Accounts payable and accrued expenses	95,528	(1,512,752)
Deferred revenue	1,308,517	1,231,955
Other current liabilities	3,625	963
Net cash provided by (used in) operating activities	496,295	(1,071,694)
Cash Flows from Investing Activities:
Purchase of short-term investments	(2,000,000)	—
Sale of short-term investments	4,005,987	4,465,907
Capital expenditures	(233,293)	(129,078)
Net cash provided by investing activities	1,772,694	4,336,829
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,243,007	142,758
Note payable	(21,906)	(20,472)
Purchase of treasury stock	(12,752)	—
Net cash provided by financing activities	1,208,349	122,286
Net increase in cash and cash equivalents	3,477,338	3,387,421
Cash and cash equivalents, beginning of period	22,247,400	21,565,018
Cash and cash equivalents, end of period	$25,724,738	$24,952,439
Supplemental disclosures of cash flow Information:
Cash payments made for interest	$6,410	$6,593

Supplemental disclosures of noncash investing and financing activities:

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

Certain prior period amounts have been reclassified to conform to current period presentation.

2.          STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the three months ended March 31, 2004 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

Had compensation for the Company’s 1998 Stock Incentive Plan, as amended and restated, been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(1,567,916)	$(2,055,644)
Add: noncash compensation, as reported	—	238,420
Less: noncash compensation, pro forma	(622,153)	(1,260,118)
Net loss, pro forma	$(2,190,069)	$(3,077,342)
Basic and diluted net loss per share, as reported	$(0.06)	$(0.09)
Basic and diluted net loss per share, pro forma	$(0.09)	$(0.13)

3.          TREASURY STOCK

From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters. During the three-month period ended March 31, 2004, the Company purchased 2,600 shares of common stock at an aggregate cost of $12,752 under this program. Since the inception of the program, the Company has purchased a total of 5,424,700 shares of common stock at an aggregate cost of $7,228,162.

4.          NONCASH COMPENSATION EXPENSE

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. Because all of these options previously vested and were fully expensed, the Company did not record any noncash compensation expense during the three months ended March 31, 2004 for these below fair market value options, as compared to $205,434 during the three months ended March 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. The Company recorded noncash compensation expense for these options of $9,006 during the three month period ended March 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. The Company recorded noncash compensation expense of $23,980 during the three month period ended March 31, 2003.

5.          LEGAL PROCEEDINGS

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

6.          BUSINESS SEGMENT INFORMATION

Effective January 1, 2003, the Company’s operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments were renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company’s operating activities. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company’s securities research and brokerage segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue is recorded on a trade date basis. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources. The information presented below includes certain intercompany transactions and, therefore, is not necessarily indicative of the results had the operations existed as stand-alone businesses. Eliminations include intercompany sales of subscription-based products, which are billed at rates consistent with pricing arrangements for bulk product subscription sales. These intercompany transactions are eliminated in consolidation.

	For the Three Months Ended March 31, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$5,510,833	$—	$101,338	$5,409,495
Advertising revenue	1,427,974	—	—	1,427,974
Commission revenue	—	776,790	—	776,790
Other revenue	306,043	—	—	306,043
Total net revenue	$7,244,850	$776,790	$101,338	$7,920,302
Net loss	$(157,624)	$(1,410,292)	$—	$(1,567,916)

	As of March 31, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$42,527,523	$1,343,348	$(5,625,469)	$38,245,402

	For the Three Months Ended March 31, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$4,272,889	$—	$—	$4,272,889
Advertising revenue	1,200,743	—	—	1,200,743
Commission revenue	—	—	—	—
Other revenue	182,610	—	—	182,610
Total net revenue	$5,656,242	$—	$—	$5,656,242
Net loss	$(1,573,500)	$(482,144)	$—	$(2,055,644)

	As of March 31, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$37,968,392	$595,865	$(1,110,733)	$37,453,524

7.          NET LOSS PER SHARE OF COMMON STOCK

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

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2003. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

History

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

In October 2002, the Company began the development of a separate, wholly owned subsidiary, Independent Research Group LLC (“IRG”), to bring high-quality, independent equity research to institutional clients. In April 2003, IRG was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. On January 5, 2004, IRG announced the commencement of in-house equity trading operations on behalf of its clients.

Current State of the Company

The Company’s total net revenue for the first quarter of 2004 was $7.9 million, an increase of 40% over first quarter 2003 total net revenue of $5.7 million. The Company reported a net loss of $1.6 million for the first quarter of 2004, a 24% improvement over the Company’s net loss of $2.1 million for the first quarter of 2003.

Approximately $7.1 million, or 90%, of the Company’s total revenue for the quarter was received by its electronic publishing segment, which is operated through TheStreet.com. Although, the Company’s electronic publishing segment did not introduce any new products in the first quarter of 2004, its subscription revenue increased approximately 27% year over year, from $4.3 million in the first quarter 2003 to $5.4 million in the first quarter 2004. On the expense side, the Company’s electronic publishing segment experienced increases in online advertising expenses, taxes, professional fees, and a one-time contractual obligation relating to the forgiveness of a non-management employee loan, partially offset by reductions in occupancy costs and employee compensation. As a result, overall expenses of the electronic publishing segment increased by approximately 2%, from $7.3 to $7.5 million, for the first quarter of 2004 as compared to the first quarter of 2003.

The year over year revenue growth in the Company’s electronic publishing segment during the first quarter 2004 was due in large part to the Company’s success in marketing its products to a wider audience. The Company increased its sales and marketing expenditures during the quarter to $2.3 million as it expanded its online marketing efforts in order to position its electronic publishing segment to take advantage of several trends the Company believes are developing in the marketplace for online financial content: increased demand for financial and investing content that is free from the conflicts that have plagued traditional Wall Street research, increased demand for financial and investing products that provide consumers with specific recommendations and increased willingness of consumers to pay for value-added content online.

The Company’s securities research and brokerage segment is operated through its IRG subsidiary, which was created in the fourth quarter 2002. Since IRG was essentially a start-up business in 2003 and began receiving revenue in May 2003 after its admission to the NASD as a broker-dealer at the end of April, the segment incurred $0.5 million in expenses and received no revenue in the first quarter of 2003. However, due to expansion of both its research and sales staffs in the first quarter of 2004 and commencement in January 2004 of in-house execution of client trades, IRG’s revenues and expenses experienced significant growth, increasing to nearly $0.8 million in revenue and $2.1 million in expenses during the quarter. The Company believes that the industry trend among large brokerage firms to reduce the size and expense of their research departments has led to the greater availability of talented research analysts for compensation substantially lower than traditional levels, and to overall reductions in coverage by such firms. Additionally, the Company believes that pressure by investors on buy-side institutions to justify expenses has made them more likely to select small, independent firms offering unbiased, high quality research than in the past, and less likely to select large, so-called “bulge-bracket” firms, where commissions bundle together execution costs with the costs of producing high volumes of research and other services. The Company expects to continue to devote significant resources to this segment, further increasing IRG’s research analyst and sales departments in order to take advantage of these trends.

Results of Operations

To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by IRG, including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs allocated to the securities research and brokerage segment totaled $465,840 and $129,586, for the three months ended March 31, 2004 and 2003, respectively.

Comparison of Three Months Ended March 31, 2004 and March 31, 2003

Net Revenue

	For the Three Months Ended March 31,		Change
	2004	2003	Amount	Percent
Net revenue:
Subscription	$5,409,495	$4,272,889	$1,136,606	27%
Advertising	1,427,974	1,200,743	227,231	19%
Commission	776,790	—	776,790	N/A
Other	306,043	182,610	123,433	68%
Total net revenue	$7,920,302	$5,656,242	$2,264,060	40%

Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily the result of increased subscribers associated with Action Alerts PLUS and The Telecom Connection, the sum of which totals $1,285,981, partially offset by a decrease in revenue associated with RealMoney.com and The Chartman’s Top Stocks, the sum of which totals $106,714. For the three months ended March 31, 2004, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 64% for the three months ended March 31, 2003.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the three months periods ended March 31, 2004, and March 31, 2003.

Advertising. Advertising revenue is derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of improvements in the online advertising market and in the overall performance of advertising campaigns delivered by the Company, which led to increased spending by the Company’s advertisers.

For the three months ended March 31, 2004, 76% of the Company’s advertising revenue was derived from sponsorship contracts, as compared to 86% for the three months ended March 31, 2003. The number of advertisers for the three months ended March 31, 2004, was 35, as compared to 51 for the three months ended March 31, 2003.

For the three months ended March 31, 2004, the Company’s top five advertisers accounted for approximately 48% of its total advertising revenue as compared to approximately 50% for the three months ended March 31, 2003.

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

Other. Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, syndication revenue, and reprint revenue. All other revenue is attributable to the Company’s electronic publishing segment.

The increase in other revenue is primarily the result of additional revenue related to Mr. Cramer’s radio program ($82,160) as well as increased syndication revenue ($45,000).

Operating Expense

	For the Three Months Ended March 31,		Change
	2004	2003	Amount	Percent
Operating expense:
Cost of services	$4,077,360	$3,411,617	$665,743	20%
Sales and marketing	3,081,195	1,658,233	1,422,962	86%
General and administrative	2,189,161	1,755,331	433,830	25%
Depreciation and amortization	211,905	765,958	(554,053)	(72%)
Noncash compensation	—	238,420	(238,420)	(100%)
Total operating expense	$9,559,621	$7,829,559	$1,730,062	22%

Cost of services. Cost of services for the Company’s electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s electronic publishing segment increased to $3,176,431 for the three months ended March 31, 2004, as compared to $3,031,202 for the three months ended March 31, 2003. This increase is primarily the result of the forgiveness, pursuant to a contract, of a portion of a loan made in 2001 to a non-management employee, combined with increased consulting fees, the sum of which totals $180,061. Effective January 1, 2002, the Compensation Committee of the Board of Directors adopted a policy prohibiting any further employee loans.

Cost of services for the Company’s securities research and brokerage segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s securities research and brokerage segment increased to $900,929 for the three months ended March 31, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $173,087, as compared to $380,415 for the three months ended March 31, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $81,169. This increase is primarily the result of higher compensation and related costs combined with increased recruiting fees, the sum of which totals $438,488.

Sales and marketing. Sales and marketing expense for the Company’s electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service departments. Sales and marketing expense for the Company’s electronic publishing segment increased to $2,282,319 for the three months ended March 31, 2004, as compared to $1,655,410 for the three months ended March 31, 2003. This increase is primarily the result of higher online advertising costs, as well as increased credit card processing fees, the sum of which totals $705,112, partially offset by reduced compensation and related costs totaling $86,949.

Sales and marketing expense for the Company’s securities research and brokerage segment consists primarily of compensation expense for its direct sales force, direct trading costs, as well as marketing and promotion expenses. Sales and marketing expense for the Company’s securities research and brokerage segment increased to $798,876 for the three months ended March 31, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $3,869, as compared to $2,823 for the three months ended March 31, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $1,523.

General and administrative. General and administrative expense for the Company’s electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s electronic publishing segment increased to $1,829,038 for the three months ended March 31, 2004, as compared to $1,679,640 for the three months ended March 31, 2003. This increase is primarily the result of higher sales and use and franchise taxes, accounting and legal professional fees, compensation and related costs, and insurance premiums, the sum of which totals $206,490, partially offset by decreased occupancy costs totaling $72,785.

General and administrative expense for the Company’s securities research and brokerage segment consist primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s securities research and brokerage segment totaled $360,123 for the three months ended March 31, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $260,382, as compared to $75,691 for the three months ended March 31, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $21,225. This increase is primarily the result of higher compensation and related costs, as well as increased occupancy expenses and insurance premiums, the sum of which totals $250,387.

Depreciation and amortization. Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $184,549 for the three months ended March 31, 2004, as compared to $738,374 for the three months ended March 31, 2003. This decrease is attributable to fully depreciated assets and reduced capital expenditures.

Depreciation and amortization expense for the Company’s securities research and brokerage segment totaled $27,356 for the three months ended March 31, 2004, as compared to $27,584 for the three months ended March 31, 2003. All depreciation and amortization expenses are the result of costs allocated from the Company’s electronic publishing segment.

Noncash compensation. There was no noncash compensation expense for the Company’s electronic publishing segment for the three months ended March 30, 2004, as compared to $236,605 for the three months ended March 31, 2003.

There was no noncash compensation expense for the Company’s securities research and brokerage segment for the three months ended March 31, 2004, as compared to $1,815 for the three months ended March 31, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. Because all of these options previously vested and were fully expensed, the Company did not record any noncash compensation expense during the three months ended March 31, 2004 for these below fair market value options, as compared to $205,434 during the three months ended March 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. The Company recorded noncash compensation expense for these options of $9,006 during the three month period ended March 31, 2003.

On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. The Company recorded noncash compensation expense of $23,980 during the three month period ended March 31, 2003.

Net Interest Income

	For the Three Months Ended March 31,		Change
	2004	2003	Amount	Percent
Net interest income	$71,403	$117,673	$(46,270)	(39%)

Net interest income for the Company’s electronic publishing segment decreased to $69,863 for the three months ended March 31, 2004, as compared to $111,489 for the three months ended March 31, 2003. This decrease is the result of lower interest rates.

Net interest income for the Company’s securities research and brokerage segment totaled $1,540 for the three months ended March 31, 2004, inclusive of interest expense allocated from the Company’s electronic publishing segment totaling $1,146, as compared to $6,184 for the three months ended March 31, 2003, inclusive of net interest income allocated from the Company’s electronic publishing segment totaling $3,730.

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2004, the Company’s cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $29,929,655, representing 78% of total assets.

Cash generated from operations was sufficient to cover expenses during the three months ended March 31, 2004. Net cash provided by operating activities of $496,295 for the three months ended March 31, 2004 was primarily a function of an increase in deferred revenue, combined with noncash charges, and decreases in accounts receivable, receivables from related parties, and prepaid expenses and other current assets. This was primarily offset by a net loss of $1,567,916.

Net cash provided by investing activities of $1,772,694 for the three months ended March 31, 2004 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment and capitalized software and web site development costs.

Net cash provided by financing activities of $1,208,349 for the three months ended March 31, 2004 consisted primarily of the proceeds from the exercise of stock options, partially offset by a decrease in note payable and the purchase of treasury stock.

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

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months. The Company is committed to expenditures in an aggregate amount of approximately $3.1 million through March 31, 2005, in respect of the contractual obligations set forth in the table below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $408,737 and $431,333 for the three months ended March 31, 2004 and 2003, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. Total future minimum payments are as follows:

	Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Operating leases	$6,566,279	$1,361,076	$2,684,762	$1,954,127	$566,314
Employment agreements	1,674,617	1,238,867	435,750	—	—
Outside contributor agreements	457,767	457,767	—	—	—
Note payable	289,258	91,430	197,828	—	—
Total contractual cash obligations	$8,987,921	$3,149,140	$3,318,340	$1,954,127	$566,314

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its market risk exposures are immaterial, as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Item 4.	Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company Has a History of Losses and May Incur Further Losses

Other than the fourth quarter of 2003, in which the Company earned net income of $154,000, or $0.01 per share, the Company has previously incurred operating losses in each fiscal quarter since its formation, and may continue to experience operating losses in the future. As of March 31, 2004, the Company had an accumulated deficit of approximately $153.2 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during the remainder of 2004. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under accounting principles generally accepted in the United States, on a quarterly or annual basis in the future.

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

Although we generated net income in the fourth quarter of 2003, you should not rely on the results for that period as an indication of future performance. We recorded a net loss for the first quarter of 2004 and, given the above factors, we may not generate net income for any remaining quarter in fiscal 2004. The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Because of the above factors, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

The Company May Have Difficulty Increasing its Subscription Revenue, a Significant Portion of Which is Generated by James J. Cramer and Other Key Writers

The Company continues to seek to increase its subscription revenue, which represents the single most significant portion of the Company’s total revenues, approximating 68% for the three months ended March 31, 2004 and 76% for the three months ended March 31, 2003. The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenues. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse affect on the Company’s business, results of operations and financial condition.

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

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

In October 2002, the Company formed IRG as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Although IRG recorded approximately $0.8 million in revenue during the first quarter of 2004, it is still in the early stages of development. As the Company develops and operates this emerging business, the Company will continue to encounter risks, uncertainties, expenses and difficulties relating to staffing, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research overall, among others. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG’s Revenue May Not Be Sufficient to Cover its Expenses

IRG’s current business plan involves the production of proprietary equity research, the marketing of investment analysis and research products produced by TheStreet.com, and the dissemination of the foregoing to institutional money managers and hedge funds at no charge to these customers. In return, IRG expects that these institutional money managers and hedge funds will voluntarily pay for this research using so-called “soft dollars,” by electing to execute transactions through IRG. See “Business – Marketing – Marketing of Professional Products – Soft Dollar Brokers” and “Business – Marketing – Marketing of Institutional Research and Brokerage Services” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. However, IRG does not expect to conduct other revenue generating activities at this time, and there is no guarantee that these activities will generate sufficient revenue to cover IRG’s expenses. Furthermore, in response to the recent mutual fund scandal, several members of Congress have introduced mutual fund reform legislation that could, if passed, affect the use of soft dollars to pay for research services. See “Risk Factors – Government Regulation and Legal Uncertainties – Securities Industry Regulation.”

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

In the first quarter of 2004, the Company’s top five advertisers accounted for approximately 48% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 42% for the three months ended December 31, 2003 and approximately 50% for the three months ended March 31, 2003. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

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

System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company’s Reputation

The Company’s ability to provide timely, updated information depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company’s ability to track, measure and report the delivery of advertisements on its site depends on the efficient and uninterrupted operation of a third-party system. The Company’s operations depend in part on the protection of its data systems and those of its third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, acts of terrorism, vandalism, sabotage, and similar unexpected adverse events. Although the Company utilizes the services of a third party data-center host, there is no guarantee that the Company’s internet access and other data operations will be uninterrupted, error-free or secure. The Company’s data center host filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in December 2003 and certain of its businesses, including internet hosting, have been purchased out of bankruptcy. Although the sale transaction closed as expected in the first quarter of 2004, the Company cannot assure you that the services provided by the hosting company or its successor will continue to be at the level the Company has heretofore received. Any system failure, including network, software or hardware failure, that causes an interruption in the Company’s service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company’s reputation, brand and the Company’s relations with its advertisers and strategic partners. The Company’s insurance policies may not adequately compensate the Company for such losses. In such event, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

Failure to Establish and Maintain Successful Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base

The Company still relies on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of its current subscriber and reader base. There is intense competition for relationships with these firms and placement on these sites, and the Company may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If the Company does not successfully establish and maintain its strategic relationships on commercially reasonable terms or if these relationships do not attract significant numbers of subscribers or readers, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

Securities Industry Regulation. Over the past three years, the Company’s activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its recently begun activities as a broker-dealer and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company’s and IRG’s business, results of operations and financial condition.

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

Additionally, the recent scandal over late trading and market timing in the mutual fund industry has intensified regulatory scrutiny of trading and other practices of mutual funds, including the use of soft dollars to pay for research. Soft dollar practices evolved after the 1975 passage of an amendment to the Exchange Act that permitted money managers, so long as they followed certain rules, to pay commission rates that were higher than the lowest available rates, in exchange for research products to assist them in the performance of their investment decision-making responsibilities, without violating their fiduciary duty to clients to obtain the best possible execution at the lowest commission rate available. Since then, there have been sporadic efforts by regulators and industry reformers to curb or abolish the practice, which some money managers use to pay for products and services that do not fall within the rules, in potential breach of this duty.

As a result, although the mutual fund scandal has little to do with soft dollar practices, of the five mutual fund industry reform bills currently pending in Congress, four, as currently drafted, would impose additional disclosure requirements on mutual funds and their investment advisers concerning their usage of soft dollars, and one, the “Mutual Fund Reform Act of 2004,” would prohibit mutual funds from using them altogether. IRG’s products are purely research, and thus their use by money managers is comfortably within current interpretations of the scope of the regulatory “safe harbor” for lawful and appropriate use of commissions. However, the passage of any new or currently proposed legislation that significantly curbed or abolished soft dollar practices, or action by the SEC or other federal and state governmental regulatory authorities or self-regulatory organizations to further regulate the activities of broker-dealers and investment advisors in general, could affect the Company’s business in the future in a manner that could harm the Company’s business, results of operations and financial condition.

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

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From January 1 through March 31, 2004, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $4.04 to $5.07. As of May 5, 2004, the closing sale price was $3.85. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility. These fluctuations may adversely affect the price of the Company’s common stock, regardless of its operating performance.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2004.

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1 -31, 2004	—	$—	—	$2,784,590
February 1 – 29, 2004	2,600	$4.85	2,600	$2,771,838
March 1 – 31, 2004	—	$—	—	$2,771,838
Total	2,600	$4.85	2,600	$2,771,838

* In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters. The program does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
+10.2	Annual Incentive Plan
+10.3	Employment Agreement, dated February 22, 2004, between James Cramer and TheStreet.com, Inc.
+10.4	Employment Agreement, dated January 1, 2004, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.
10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.
+	Incorporated by reference to Exhibits to the Company’s 2003 Annual Report on Form 10-K filed March 15, 2004.

(b)        Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

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

THESTREET.COM, INC.
Date: May, 10, 2004	By:	/s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

Date: May, 10, 2004	By:	/s/ Lisa A. Mogensen
Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002
+10.2	Annual Incentive Plan
+10.3	Employment Agreement, dated February 22, 2004, between James Cramer and TheStreet.com, Inc.
+10.4	Employment Agreement, dated January 1, 2004, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.
10.5	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.
+	Incorporated by reference to Exhibits to the Company’s 2003 Annual Report on Form 10-K filed March 15, 2004.