Form 10-Q
period 2004-06-30
THESTREET COM
filed 2004-08-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES   X  NO _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class) Common Stock, par value $0.01 per share	(Number of Shares Outstanding as of August 5, 2004) 24,644,158

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2004

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

THESTREET.COM, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$26,252,018	$22,247,400
Restricted cash	300,000	300,000
Short-term investments	2,005,000	4,010,904
Accounts receivable, net of allowance for doubtful accounts of $137,065 as of June 30, 2004 and $129,096 as of December 31, 2003	1,958,814	1,637,822
Other receivables	253,187	202,336
Receivables from related parties	—	214,788
Prepaid expenses and other current assets	1,722,273	1,303,891

Total current assets	32,491,292	29,917,141
Property and equipment, net of accumulated depreciation and amortization of $12,189,471 as of June 30, 2004 and $11,744,173 as of December 31, 2003	2,560,005	2,553,063
Other assets	288,451	343,450
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	2,305,000	1,900,000

Total assets	$40,128,393	$37,197,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,095,647	$787,409
Accrued expenses	4,372,866	3,144,949
Deferred revenue	8,627,532	6,839,171
Current portion of note payable	92,990	89,895
Other current liabilities	40,153	71,859

Total current liabilities	14,229,188	10,933,283
Note payable	173,987	221,269
Other liabilities	55,399	55,399

Total liabilities	14,458,574	11,209,951

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,046,529 shares issued and 24,603,113 shares outstanding at June 30, 2004, and 29,463,299 shares issued and 24,041,199 shares outstanding at December 31, 2003	300,465	294,633
Additional paid-in capital	185,951,412	184,502,124
Treasury stock at cost; 5,443,416 shares at June 30, 2004 and 5,422,100 shares at December 31, 2003	(7,289,822)	(7,215,410)
Accumulated deficit	(153,292,236)	(151,593,999)

Total stockholders’ equity	25,669,819	25,987,348

Total liabilities and stockholders’ equity	$40,128,393	$37,197,299

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

	(unaudited)		(unaudited)

Net revenue:
Subscription	$5,687,179	$4,349,720	$11,096,674	$8,622,609
Advertising	1,915,072	1,476,076	3,343,046	2,676,819
Commission	1,208,801	167,076	1,985,591	167,076
Other	331,544	401,295	637,587	583,905

Total net revenue	9,142,596	6,394,167	17,062,898	12,050,409

Operating expense:
Cost of services	4,005,470	3,581,633	8,082,830	6,993,250
Sales and marketing	3,114,509	1,694,571	6,195,704	3,352,804
General and administrative	2,028,391	1,860,265	4,217,552	3,615,596
Depreciation and amortization	196,629	606,754	408,534	1,372,712
Noncash compensation	—	32,985	—	271,405

Total operating expense	9,344,999	7,776,208	18,904,620	15,605,767

Operating loss	(202,403)	(1,382,041)	(1,841,722)	(3,555,358)

Net interest income	72,082	109,174	143,485	226,847

Net loss	$(130,321)	$(1,272,867)	$(1,698,237)	$(3,328,511)

Net loss per share - basic and diluted:	$(0.01)	$(0.05)	$(0.07)	$(0.14)

Weighted average basic and diluted shares outstanding	24,569,299	23,852,528	24,404,721	23,752,807

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2004	2003

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,698,237)	$(3,328,511)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Noncash compensation expense	—	271,405
Provision for (recovery of) doubtful accounts	8,000	(43,839)
Depreciation and amortization	408,534	1,372,712
Changes in operating assets and liabilities:
Accounts receivable	(328,992)	271,064
Other receivables	(50,851)	(63,636)
Receivables from related parties	214,788	31,109
Prepaid expenses and other current assets	(418,382)	(443,727)
Other assets	116,013	92,780
Accounts payable and accrued expenses	1,536,155	(506,174)
Deferred revenue	1,788,361	1,394,353
Other current liabilities	(31,706)	1,133

Net cash provided by (used in) operating activities	1,543,683	(951,331)

Cash Flows from Investing Activities:
Purchase of short-term investments	(4,000,000)	(2,000,000)
Sale of short-term investments	6,005,904	4,805,247
Capital expenditures	(476,490)	(222,713)

Net cash provided by investing activities	1,529,414	2,582,534

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,455,120	390,235
Note payable	(44,187)	(41,294)
Restricted cash	(405,000)	172,629
Purchase of treasury stock	(74,412)	—

Net cash provided by financing activities	931,521	521,570

Net increase in cash and cash equivalents	4,004,618	2,152,773
Cash and cash equivalents, beginning of period	22,247,400	21,565,018

Cash and cash equivalents, end of period	$26,252,018	$23,717,791

Supplemental disclosures of cash flow Information:

Cash payments made for interest	$15,704	$17,252

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

2.          STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the six-month period ended June 30, 2004 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

Effective December 10, 2002, stock option grant agreements to members of the senior management team were amended to provide that in the event of a change of control of the Company, as defined, 50% of each member’s then unvested options would vest and become exercisable. The Company is unable to estimate the number of options that ultimately will be retained that otherwise would have been forfeited absent the modification and, as a result, no expense has been recorded. Additionally, such maximum possible future compensation expense is not considered to be material.

Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(130,321)	$(1,272,867)	$(1,698,237)	$(3,328,511)
Add: noncash compensation, as reported	—	32,985	—	271,405
Less: noncash compensation, pro forma	(482,452)	(619,740)	(1,104,677)	(1,879,858)

Net loss, pro forma	$(612,773)	$(1,859,622)	$(2,802,914)	$(4,936,964)

Basic and diluted net loss per share, as reported	$(0.01)	$(0.05)	$(0.07)	$(0.14)

Basic and diluted net loss per share, pro forma	$(0.02)	$(0.08)	$(0.11)	$(0.21)

3.          TREASURY STOCK

From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the six-month period ended June 30, 2004, the Company purchased 21,316 shares of common stock at an aggregate cost of $74,412 under this program. Since the inception of the program, the Company has purchased a total of 5,443,416 shares of common stock at an aggregate cost of $7,289,822.

4.          LEGAL PROCEEDINGS

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

Although the lawsuit against the Company is an independent cause of action vis-à-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the difference, if any, between $1 billion and the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses. However, in the event the settlement is not approved by the court and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

5.          BUSINESS SEGMENT INFORMATION

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

To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by Independent Research Group LLC (“IRG”), a wholly owned subsidiary of TheStreet.com, Inc., including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the number of personnel employed by IRG as a percentage of the total number of personnel of TheStreet.com and IRG combined. Management of the Company believes this allocation method to be reasonable. Costs allocated to the securities research and brokerage segment totaled $578,112 and $179,357, for the three-month periods ended June 30, 2004 and 2003, respectively, and $1,043,952 and $308,943, for the six-month periods ended June 30, 2004 and 2003, respectively.

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

	For the Three Months Ended June 30, 2004

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$5,735,981	$—	$48,802	$5,687,179
Advertising revenue	1,915,072	—	—	1,915,072
Commission revenue	—	1,208,801	—	1,208,801
Other revenue	331,544	—	—	331,544

Total net revenue	$7,982,597	$1,208,801	$48,802	$9,142,596

Depreciation and amortization	$160,390	$36,239	$—	$196,629

Net interest income	$69,979	$2,103	$—	$72,082

Net income (loss)	$1,319,468	$(1,449,789)	$—	$(130,321)

Cash flows: additions to long-lived assets	$198,082	$45,115	$—	$243,197

	For the Six Months Ended June 30, 2004

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$11,246,814	$—	$150,140	$11,096,674
Advertising revenue	3,343,046	—	—	3,343,046
Commission revenue	—	1,985,591	—	1,985,591
Other revenue	637,587	—	—	637,587

Total net revenue	$15,227,447	$1,985,591	$150,140	$17,062,898

Depreciation and amortization	$344,939	$63,595	$—	$408,534

Net interest income	$139,842	$3,643	$—	$143,485

Net income (loss)	$1,161,844	$(2,860,081)	$—	$(1,698,237)

Cash flows: additions to long-lived assets	$431,375	$45,115	$—	$476,490

	For the Three Months Ended June 30, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$4,376,495	$—	$26,775	$4,349,720
Advertising revenue	1,476,076	—	—	1,476,076
Commission revenue	—	167,076	—	167,076
Other revenue	401,295	—	—	401,295

Total net revenue	$6,253,866	$167,076	$26,775	$6,394,167

Depreciation and amortization	$582,717	$24,037	$—	$606,754

Net interest income	$108,606	$568	$—	$109,174

Net loss	$(608,700)	$(664,167)	$—	$(1,272,867)

Cash flows: additions to long-lived assets	$93,635	$—	$—	$93,635

	For the Six Months Ended June 30, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Statement of Operations Data:
Subscription revenue	$8,649,384	$—	$26,775	$8,622,609
Advertising revenue	2,676,819	—	—	2,676,819
Commission revenue	—	167,076	—	167,076
Other revenue	583,905	—	—	583,905

Total net revenue	$11,910,108	$167,076	$26,775	$12,050,409

Depreciation and amortization	$1,321,091	$51,621	$—	$1,372,712

Net interest income	$220,095	$6,752	$—	$226,847

Net loss	$(2,182,200)	$(1,146,311)	$—	$(3,328,511)

Cash flows: additions to long-lived assets	$222,713	$—	$—	$222,713

	As of June 30, 2004

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Balance Sheet Data:
Total assets	$45,515,763	$2,394,159	$7,781,529	$40,128,393

Total liabilities	$13,649,839	$1,040,164	$231,429	$14,458,574

	As of June 30, 2003

	Electronic publishing	Securities research and brokerage	Eliminations	Total

Balance Sheet Data:
Total assets	$38,684,592	$624,926	$1,700,075	$37,609,443

Total liabilities	$10,964,836	$352,565	$149,975	$11,167,426

6.	NET LOSS PER SHARE OF COMMON STOCK

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

Current State of the Company

The Company’s total net revenue for the three-month and six-month periods ended June 30, 2004 increased approximately 43% and 42%, to $9.1 million and $17.1 million, respectively, as compared to $6.4 million and $12.1 million, respectively, for the three-month and six-month periods ended June 30, 2003. The Company’s reported net loss for the three-month and six-month periods ended June 30, 2004 improved approximately 90% and 49% to $0.1 million and $1.7 million, respectively, as compared to $1.3 million and $3.3 million, respectively, for the three-month and six-month periods ended June 30, 2003.

Approximately $7.9 million and $15.1 million, or 87% and 88% of the Company’s total revenue for the three-month and six-month periods ended June 30, 2004, respectively, was received by its electronic publishing segment, which is operated through TheStreet.com, Inc. Subscription revenue for the Company’s electronic publishing segment in the three-month and six-month periods ended June 30, 2004 increased by approximately 31% and 29%, to $5.7 million and $11.1 million, respectively, as compared to $4.3 million and $8.6 million, respectively, for the three-month and six-month periods ended June 30, 2003, due to subscription growth in several products, including its newest product, TheStreet.com Stocks Under $10. On the expense side, during the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003, the Company’s electronic publishing segment experienced decreases in depreciation and amortization, sales and use tax expenses, and conference related costs, partially offset by an increase in online marketing expenses. During the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003, the Company’s electronic publishing segment experienced decreases in depreciation and amortization, noncash compensation expense and conference related costs, partially offset by an increase in online marketing expenses. As a result, overall expenses of the electronic publishing segment decreased by approximately 3%, to $6.7 million, for the three-month period ended June 30, 2004, and 1%, to $14.2 million, for the six-month period ended June 30, 2004, as compared to $7.0 and $14.3 million, respectively, for the three-month and six-month periods ended June 30, 2003.

The year over year revenue growth in the Company’s electronic publishing segment during both the three-month and six-month periods ended June 30, 2004 was due in large part to the Company’s success in marketing its products to a wider audience. The Company increased sales and marketing expenditures for its electronic publishing segment during the three-month and six-month periods to $2.0 million and $4.3 million, respectively, as it expanded its online marketing efforts in order to position its electronic publishing segment to take advantage of several trends the Company believes are developing in the marketplace for online financial content: increased demand for financial and investing content that is free from the conflicts that have plagued traditional Wall Street research, increased demand for financial and investing products that provide consumers with specific recommendations and increased willingness of consumers to pay for value-added content online. We expect to continue this marketing initiative, which involves the promotion of our consumer services via online advertising and email marketing programs with a variety of web sites, both large and small. We expect sales and marketing expense for this segment to be reduced in the third quarter of 2004, due to seasonality, and then to increase again in the fourth quarter. Because the online advertising contracts we enter into in connection with this marketing initiative generally have short terms and early cancellation provisions, we can adjust our expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns.

The Company’s securities research and brokerage segment is operated through its IRG subsidiary, which was created in the fourth quarter 2002. Since IRG was essentially a start-up business in 2003 and began receiving revenue in May 2003 after its admission to the NASD as a broker-dealer at the end of April, the segment incurred $1.3 million in expenses and received only $0.2 million in revenue in the six-month period ended June 30, 2003. Due to expansion of both its research and sales and marketing staffs in the six-month period ended June 30, 2004 and commencement in January 2004 of in-house execution of client trades, IRG’s revenues and expenses experienced significant growth, increasing to nearly $2.0 million in revenue and $4.7 million in expenses during the six-month period ended June 30, 2004. The industry trend among large brokerage firms to reduce the size and expense of their research departments and the subsequent reduction of coverage have led to the greater availability of talented research analysts. The Company believes that pressure by investors on buy-side institutions to justify expenses and the desire to obtain research from firms without conflicts of interest has made them more likely to select small, independent firms offering unbiased, high quality research than in the past, and less likely to select large, so-called “bulge-bracket” firms, where commissions bundle together execution costs with the costs of producing high volumes of research and other services. In order to take advantage of these trends, the Company expects to continue to devote significant resources to this segment in the remainder of 2004, further increasing IRG’s staff, mainly in its research department. Any growth in staff is likely to result in higher compensation expense, and we expect that the increase in revenue-generating activities that results from the additional staff will increase variable expenses, such as trading costs. The timing of any such staff increases is dependent upon the availability of talented research analysts and sales and marketing personnel, making it difficult to project increases in expenses or revenue. To accommodate the expected growth in staff, in May 2004, IRG entered into an agreement to lease new principal office space at 44 Wall Street in New York City, New York. See “—Commitments and Contingencies.”

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the anticipated cash needs of both the Company’s electronic publishing segment and its securities research and brokerage segment for at lease the next 12 months. See “—Liquidity and Capital Resources.”

Critical Accounting Policies

Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the six months ended June 30, 2004 and 2003 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for such stock options.

The impact of stock-based compensation expense based upon the fair value method would be significant to the reported results of operations and per share amounts. See Note 2 to the condensed consolidated financial statements.

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

Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, syndication revenue, conference attendee revenue and reprint revenue.

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

Results of Operations

To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by IRG, including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the number of personnel employed by IRG as a percentage of the total number of personnel of TheStreet.com and IRG combined. Costs allocated to the securities research and brokerage segment for the three-month and six-month periods ended June 30, 2004 totaled $578,112 and $1,043,952, respectively, as compared to $179,357 and $308,943 for the three-month and six-month periods ended June 30, 2003, respectively.

Comparison of Three Months Ended June 30, 2004 and June 30, 2003

Net Revenue

	For the Three Months Ended June 30,		Change

	2004	2003	Amount	Percent

Net revenue:
Subscription	$5,687,179	$4,349,720	$1,337,459	31%
Advertising	1,915,072	1,476,076	438,996	30%
Commission	1,208,801	167,076	1,041,725	624%
Other	331,544	401,295	(69,751)	(17%)

Total net revenue	$9,142,596	$6,394,167	$2,748,429	43%

Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily associated with Action Alerts PLUS, The Telecom Connection and RealMoney Pro Advisor, the sum of which totals $1,659,537, partially offset by a decrease in revenue associated with TheStreet View and Street Insight, the sum of which totals $236,639. For the three months ended June 30, 2004, approximately 64% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the three months ended June 30, 2003.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended June 30, 2004, and June 30, 2003.

Advertising. Advertising revenue is derived from internet sponsorship arrangements and from the delivery of banner and e-mail advertisements, as well as from conference sponsorships. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company’s advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates.

For the three months ended June 30, 2004, 79% of the Company’s advertising revenue was derived from advertising sponsorship contracts, as compared to 80%, excluding conference sponsorship revenue, for the three months ended June 30, 2003. The number of advertisers for the three months ended June 30, 2004, was 46, as compared to 52, excluding conference sponsorships, for the three months ended June 30, 2003.

For the three months ended June 30, 2004, the Company’s top five advertisers accounted for approximately 49% of its total advertising revenue as compared to approximately 41%, excluding conference sponsorship revenue, for the three months ended June 30, 2003.

Commission. Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients, allowing it to collect commissions on such trades in payment for both the equity research it provides to them, as well as for the institutional products produced by the Company’s electronic publishing segment. Clients began trading through the Company’s broker-dealer subsidiary as of May 13, 2003. All commission revenue is attributable to the Company’s securities research and brokerage segment. The increase in commission revenue is the result of growth in the securities research and brokerage business conducted by the Company’s broker-dealer subsidiary since commencement of trading activity.

Other. Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, syndication revenue, and reprint revenue. All of the Company’s other revenue is attributable to its electronic publishing segment.

The decrease in other revenue is primarily the result of the absence during the three months ended June 30, 2004 of conference attendee revenue, which totaled $94,675 during the three months ended June 30, 2003, partially offset by increased revenue related to Mr. Cramer’s radio program totaling $31,071.

Operating Expense

	For the Three Months Ended June 30,		Change

	2004	2003	Amount	Percent

Operating expense:
Cost of services	$4,005,470	$3,581,633	$423,837	12%
Sales and marketing	3,114,509	1,694,571	1,419,938	84%
General and administrative	2,028,391	1,860,265	168,126	9%
Depreciation and amortization	196,629	606,754	(410,125)	(68%)
Noncash compensation	—	32,985	(32,985)	(100%)

Total operating expense	$9,344,999	$7,776,208	$1,568,791	20%

Cost of services.

The increase in cost of services on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased recruiting fees and commissions paid to non-employee contributors, the sum of which totals $517,383, partially offset by the absence of conference related expenses, which totaled $83,706 during the three months ended June 30, 2003.

Cost of services for the Company’s electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s electronic publishing segment increased to $3,071,303 for the three months ended June 30, 2004, as compared to $3,052,188 for the three months ended June 30, 2003. This increase is primarily the result of higher compensation and related costs combined with increased commissions paid to non-employee contributors, the sum of which totals $188,857, partially offset by the absence during the three months ended June 30, 2004 of conference related expenses, which totaled $83,706 during the three months ended June 30, 2003, and reduced data costs totaling $45,891.

Cost of services for the Company’s securities research and brokerage segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s securities research and brokerage segment increased to $934,167 for the three months ended June 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $218,494, as compared to $529,445 for the three months ended June 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $118,828. This increase is primarily the result of higher compensation and related costs, partially the result of increased intercompany cost allocations, combined with increased recruiting fees and travel and entertainment expenses, the sum of which totals $363,015.

Sales and marketing.

The increase in sales and marketing expense on a consolidated Company-wide basis is primarily the result of higher marketing-related costs, increased compensation and related costs and higher external trading related costs and credit card processing fees, the sum of which totals $1,434,677.

Sales and marketing expense for the Company’s electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service departments. Sales and marketing expense for the Company’s electronic publishing segment increased to $1,978,420 for the three months ended June 30, 2004, as compared to $1,531,337 for the three months ended June 30, 2003. This increase is primarily the result of higher marketing-related costs and credit card processing fees totaling $712,907, partially offset by reduced compensation and related costs totaling $234,256.

Sales and marketing expense for the Company’s securities research and brokerage segment consists primarily of compensation expense for its direct sales force, direct trading costs, as well as marketing and promotion expenses. Sales and marketing expense for the Company’s securities research and brokerage segment increased to $1,136,089 for the three months ended June 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $4,680, as compared to $163,234 for the three months ended June 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $2,385. This increase is primarily the result of higher compensation and related costs due to the build up of the segment’s sales force combined with increased external trading related costs due to the increase in commission revenue, the sum of which totals $931,374.

General and administrative.

The increase in general and administrative expense on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased accounting and legal professional fees, the sum of which totals $234,062, partially offset by decreased sales and use and franchise taxes, the sum of which totals $77,566.

General and administrative expense for the Company’s electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s electronic publishing segment decreased to $1,522,995 for the three months ended June 30, 2004, as compared to $1,771,945 for the three months ended June 30, 2003. This decrease is primarily the result of lower sales and use and franchise taxes, as well as reduced accounting and legal professional fees, the sum of which totals $122,384, combined with lower rent expense and insurance premiums totaling $89,553 which were mainly caused by increased intercompany cost allocations.

General and administrative expense for the Company’s securities research and brokerage segment consist primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s securities research and brokerage segment increased to $505,396 for the three months ended June 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $316,353, as compared to $88,320 for the three months ended June 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $33,215. This increase is primarily the result of higher compensation and related costs, accounting and legal professional fees, rent and insurance premiums, the sum of which totals $360,529 and is primarily the result of increased intercompany cost allocations.

Depreciation and amortization.

Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $160,390 for the three months ended June 30, 2004, as compared to $582,717 for the three months ended June 30, 2003. This decrease is attributable to fully depreciated assets and reduced capital expenditures.

Depreciation and amortization expense for the Company’s securities research and brokerage segment increased to $36,239 for the three months ended June 30, 2004, as compared to $24,037 for the three months ended June 30, 2003. All depreciation and amortization expenses are the result of costs allocated from the Company’s electronic publishing segment.

Noncash compensation.

There was no noncash compensation expense for the three months ended June 30, 2004, as compared to $32,985 for the three months ended June 30, 2003. All noncash compensation expense for the three months ended June 30, 2003 was attributable to the Company’s electronic publishing segment, and related to options granted to a non-employee in January 2002.

Net Interest Income

	For the Three Months Ended June 30,		Change

	2004	2003	Amount	Percent

Net interest income	$72,082	$109,174	$(37,092)	(34%)

Net interest income for the Company’s electronic publishing segment decreased to $69,979 for the three months ended June 30, 2004, as compared to $108,606 for the three months ended June 30, 2003. This decrease is the result of lower interest rates, partially offset by higher cash balances.

Net interest income for the Company’s securities research and brokerage segment increased to $2,103 for the three months ended June 30, 2004, inclusive of net interest expense allocated from the Company’s electronic publishing segment totaling $2,346, as compared to $568 for the three months ended June 30, 2003, inclusive of interest expense allocated from the Company’s electronic publishing segment totaling $892. This increase is primarily the result of higher cash balances, partially offset by lower interest rates.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003

Net Revenue

	For the Six Months Ended June 30,		Change

	2004	2003	Amount	Percent

Net revenue:
Subscription	$11,096,674	$8,622,609	$2,474,065	29%
Advertising	3,343,046	2,676,819	666,227	25%
Commission	1,985,591	167,076	1,818,515	1088%
Other	637,587	583,905	53,682	9%

Total net revenue	$17,062,898	$12,050,409	$5,012,489	42%

Subscription. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily associated with Action Alerts PLUS, The Telecom Connection and RealMoney Pro Advisor, the sum of which totals $2,987,249, partially offset by a decrease in revenue associated with TheStreet View, RealMoney.com, The Chartman’s Top Stocks and The Trading Reports, the sum of which totals $502,536. For the six months ended June 30, 2004, approximately 64% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the six months ended June 30, 2003.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the six-month periods ended June 30, 2004, and June 30, 2003.

Advertising. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company’s advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates.

For the six months ended June 30, 2004, 78% of the Company’s advertising revenue was derived from sponsorship contracts, as compared to 83%, excluding conference sponsorship revenue, for the six months ended June 30, 2003. The number of advertisers for the six months ended June 30, 2004, was 56, as compared to 75, excluding conference sponsorships, for the six months ended June 30, 2003.

For the six months ended June 30, 2004, the Company’s top five advertisers accounted for approximately 48% of its total advertising revenue as compared to approximately 44%, excluding conference sponsorship revenue, for the six months ended June 30, 2003.

Commission. All commission revenue is attributable to the Company’s securities research and brokerage segment. The segment began receiving trading commissions as of May 13, 2003. The increase in commission revenue is the result of growth in the securities research and brokerage business conducted by the Company’s broker-dealer subsidiary since commencement of trading activity.

Other. All of the Company’s other revenue is attributable to its electronic publishing segment.

The increase in other revenue is primarily the result of additional revenue related to Mr. Cramer’s radio program as well as increased syndication revenue, the sum of which totals $160,231, partially offset by the absence during the six months ended June 30, 2004 of conference attendee revenue, which totaled $94,675 during the six months ended June 30, 2003.

Operating Expense

	For the Six Months Ended June 30,		Change

	2004	2003	Amount	Percent

Operating expense:
Cost of services	$8,082,830	$6,993,250	$1,089,580	16%
Sales and marketing	6,195,704	3,352,804	2,842,900	85%
General and administrative	4,217,552	3,615,596	601,956	17%
Depreciation and amortization	408,534	1,372,712	(964,178)	(70%)
Noncash compensation	—	271,405	(271,405)	(100%)

Total operating expense	$18,904,620	$15,605,767	$3,298,853	21%

Cost of services.

The increase in cost of services on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased recruiting fees and commissions paid to non-employee contributors, the sum of which totals $1,074,763, partially offset by the absence of conference related expenses, which totaled $84,664 during the six months ended June 30, 2003.

Cost of services for the Company’s electronic publishing segment increased to $6,247,734 for the six months ended June 30, 2004, as compared to $6,083,390 for the six months ended June 30, 2003. This increase is primarily the result of higher compensation and related costs combined with increased commissions paid to non-employee contributors, the sum of which totals $310,192, partially offset by the absence during the three months ended June 30, 2004 of conference related expenses, which totaled $84,664 during the three months ended June 30, 2003, and reduced data costs totaling $60,263.

Cost of services for the Company’s securities research and brokerage segment increased to $1,835,096 for the six months ended June 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $391,581, as compared to $909,860 for the six months ended June 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $199,997. This increase is primarily the result of higher compensation and related costs, partially the result of increased intercompany cost allocations, combined with increased recruiting fees and travel and entertainment expenses, the sum of which totals $816,623.

Sales and marketing.

The increase in sales and marketing expense on a consolidated Company-wide basis is primarily the result of higher marketing-related costs, increased compensation and related costs and higher external trading related costs and credit card processing fees, the sum of which totals $2,829,803.

Sales and marketing expense for the Company’s electronic publishing segment increased to $4,260,739 for the six months ended June 30, 2004, as compared to $3,186,747 for the six months ended June 30, 2003. This increase is primarily the result of higher marketing-related costs, as well as increased credit card processing fees, the sum of which totals $1,417,540, partially offset by reduced compensation and related costs totaling $321,205.

Sales and marketing expense for the Company’s securities research and brokerage segment increased to $1,934,965 for the six months ended June 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $8,549, as compared to $166,057 for the six months ended June 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $3,908. This increase is primarily the result of higher compensation and related costs due to the build up of the segments sales force combined with increased external trading related costs due to the increase in commission revenue, the sum of which totals $1,661,990.

General and administrative.

The increase in general and administrative expense on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased accounting and legal professional fees and insurance premiums, the sum of which totals $560,911.

General and administrative expense for the Company’s electronic publishing segment decreased to $3,352,033 for the six months ended June 30, 2004, as compared to $3,451,585 for the six months ended June 30, 2003. This decrease is primarily the result of decreased rent expense totaling $121,511, which was mainly caused by increased intercompany cost allocations.

General and administrative expense for the Company’s securities research and brokerage segment increased to $865,519 for the six months ended June 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $576,735, as compared to $164,011 for the six months ended June 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $54,440. This increase is primarily the result of higher compensation and related costs, accounting and legal professional fees, rent and insurance premiums, the sum of which totals $613,102 and is primarily the result of increased intercompany cost allocations.

Depreciation and amortization.

Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $344,939 for the six months ended June 30, 2004, as compared to $1,321,091 for the six months ended June 30, 2003. This decrease is attributable to fully depreciated assets and reduced capital expenditures.

Depreciation and amortization expense for the Company’s securities research and brokerage segment increased to $63,595 for the six months ended June 30, 2004, as compared to $51,621 for the six months ended June 30, 2003. All depreciation and amortization expenses are the result of costs allocated from the Company’s electronic publishing segment.

Noncash compensation.

There was no noncash compensation expense for the Company’s electronic publishing segment for the six months ended June 30, 2004, as compared to $269,590 for the six months ended June 30, 2003.

There was no noncash compensation expense for the Company’s securities research and brokerage segment for the six months ended June 30, 2004, as compared to $1,815 for the six months ended June 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

The noncash compensation expense for the six months ended June 30, 2003 included $205,434 relating to the issuance, in 1998 and the first three months of 1999, of options at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant, and $65,971 relating to options granted to a non-employee in January 2002.

Net Interest Income

	For the Six Months Ended June 30,		Change

	2004	2003	Amount	Percent

Net interest income	$143,485	$226,847	$(83,362)	(37%	)

Net interest income for the Company’s electronic publishing segment decreased to $139,842 for the six months ended June 30, 2004, as compared to $220,095 for the six months ended June 30, 2003. This decrease is the result of lower interest rates partially offset by higher cash balances.

Net interest income for the Company’s securities research and brokerage segment decreased to $3,643 for the six months ended June 30, 2004, inclusive of net interest expense allocated from the Company’s electronic publishing segment totaling $3,492, as compared to $6,752 for the six months ended June 30, 2003, inclusive of net interest income allocated from the Company’s electronic publishing segment totaling $2,838. This decrease is the result of increased intercompany cost allocations partially offset by higher cash balances.

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of June 30, 2004, the Company’s cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $30,862,018, representing 77% of total assets.

Cash generated from operations was sufficient to cover expenses during the six months ended June 30, 2004. Net cash provided by operating activities totaled $1,543,683 for the six-months ended June 30, 2004, as compared to net cash used in operating activities totaling $951,331 for the six-months ended June 30, 2003. The improvement is primarily related to the reduced net loss incurred by the Company, together with increases in accounts payable and accrued expenses due to IRG’s buildup of its operations as well as TheStreet.com, Inc.’s higher level of expenditures, and increased amounts of cash received from subscription sales. This was partially offset by reduced amounts of noncash expenses as well as an increase in accounts receivable due to higher advertising sales.

Net cash provided by operating activities of $1,543,683 for the six months ended June 30, 2004 was primarily due to the Company’s a net loss of $1,698,237. This net loss was offset by an increase in deferred revenue totaling $1,788,361 resulting from higher subscription sales, as well as an increase in accounts payable and accrued expenses totaling $1,536,155 primarily related to directors and officers insurance premiums, bonus accruals, the buildup of IRG’s operations and TheStreet.com, Inc.’s higher level of expenditures.

Net cash provided by investing activities of $1,529,414 for the six months ended June 30, 2004 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to IRG’s new office space.

Net cash provided by financing activities of $931,521 for the six months ended June 30, 2004 consisted primarily of the proceeds from the exercise of stock options, partially offset by an increase in restricted cash pledged as a security deposit for IRG’s new office space, the purchase of treasury stock and a decrease in note payable.

The Company has a total of $2,605,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $300,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Condensed Consolidated Balance Sheet. The Company anticipates that the remaining $2,305,000 of restricted cash will become unrestricted at various times through 2015.

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash needs of both the Company’s electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. The Company is committed to expenditures in an aggregate amount of approximately $3.2 million through June 30, 2005, in respect of the contractual obligations set forth in the table below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. In May 2004, IRG entered into an agreement to lease new principal office space at 44 Wall Street in New York City, New York. Rent and equipment rental expenses decreased to $410,406 and $819,143 for the three-month and six-month periods ended June 30, 2004, respectively, as compared to $420,200 and $851,533 for the three-month and six-month periods ended June 30 2003, respectively. The decrease is due to a reduction in lease payment obligations in connection with a move to new office space in San Francisco. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. Total future minimum payments are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$10,939,883	$1,514,523	$3,462,532	$2,779,062	$3,183,766
Employment agreements	1,580,617	1,231,000	349,617	—	—
Outside contributor agreements	355,723	355,723	—	—	—
Note payable	266,977	92,990	173,987

Total contractual cash obligations	$13,143,200	$3,194,236	$3,986,136	$2,779,062	$3,183,766

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company believes that its market risk exposures are immaterial, as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Item 4.	Controls and Procedures

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

The Company Has a History of Losses and May Incur Further Losses

Other than the fourth quarter of 2003, in which the Company earned net income of $154,000, or $0.01 per share, the Company has incurred operating losses in each fiscal quarter since its formation, and may continue to experience operating losses in the future. As of June 30, 2004, the Company had an accumulated deficit of approximately $153.3 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during the remainder of 2004. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under accounting principles generally accepted in the United States, on a quarterly or annual basis in the future.

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

Although we generated net income in the fourth quarter of 2003, you should not rely on the results for that period as an indication of future performance. We recorded a net loss for both the first and second quarters of 2004 and we may not generate net income for any remaining quarter in fiscal 2004. The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Because of the above factors, as well as other material risks facing the Company, as described elsewhere in this report, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

The Company May Have Difficulty Increasing its Subscription Revenue, a Significant Portion of Which is Generated by James J. Cramer and Other Key Writers

The Company continues to seek to increase its subscription revenue, which represents the single most significant portion of the Company’s total revenues, approximating 62% for the three months ended June 30, 2004 and 68% for the three months ended June 30, 2003. The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenues. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them, including Mr. Cramer, whose current employment agreement, dated February 22, 2004, will expire on February 21, 2005. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse affect on the Company’s business, results of operations and financial condition.

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

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

In October 2002, the Company formed IRG as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Although IRG recorded approximately $1.2 million in revenue during the second quarter of 2004, it is still in the early stages of development. As the Company develops and operates this emerging business, the Company will continue to encounter risks, uncertainties, expenses and difficulties relating to the attraction and retention of talented analysts and other staff, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research overall, among others. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

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

In the second quarter of 2004, the Company’s top five advertisers accounted for approximately 49% of its total advertising revenue, as compared to approximately 48% for the first quarter of 2004 and approximately 41% for the second quarter of 2003, excluding conference sponsorship revenue. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

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

Furthermore, because the Company operates in industries subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules can have a significant impact on the Company’s ability to compete in the securities industry. For example, the enactment of the Sarbanes-Oxley Act of 2002 and other actions by various regulatory authorities and industry organizations imposed significant new requirements on broker-dealers and securities analysts issuing research reports on equity securities and their supervisors. The requirements include an obligation to disclose conflicts and prohibitions designed to promote objectivity and independence of securities analysts. To date, IRG has not experienced any material adverse affect as a result of these requirements, and the Company does not expect any such material adverse affect on the growth and development of IRG.

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

As a result, although the mutual fund scandal has little to do with soft dollar practices, of the five mutual fund industry reform bills currently pending in Congress since late last year, four, as currently drafted, would impose additional disclosure requirements on mutual funds and their investment advisers concerning their usage of soft dollars, and one, the “Mutual Fund Reform Act of 2004,” would prohibit mutual funds from using them altogether. IRG’s products are purely research, and thus, in the Company’s view, their use by money managers is comfortably within current interpretations of the scope of the regulatory “safe harbor” for lawful and appropriate use of commissions. However, the passage of any new or currently proposed legislation that significantly curbed or abolished soft dollar practices, or action by the SEC or other federal and state governmental regulatory authorities or self-regulatory organizations to further regulate the activities of broker-dealers and investment advisors in general, could affect the Company’s business in the future in a manner that could harm the Company’s business, results of operations and financial condition.

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

Control by Principal Stockholders, Officers and Directors Could Adversely Affect the Company’s Stockholders

The Company’s officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, would have the ability to control the Company’s management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets). Some of these persons acting together, even in the absence of control, would be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock.

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From April 1 through June 30, 2004, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $3.24 to $4.55. As of August 5, 2004, the closing sale price was $3.22. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. In addition, the stock market in general, and the market prices for internet-related companies in particular, have experienced extreme volatility. These fluctuations may adversely affect the price of the Company’s common stock, regardless of its operating performance.

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

On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

Although the lawsuit against the Company is an independent cause of action vis-à-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the difference, if any, between $1 billion and the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses. However, in the event the settlement is not approved by the court and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April 1 – 30, 2004	—	$—	—	$2,771,838
May 1 – 31, 2004	18,716	$3.27	18,716	$2,710,177
June 1 – 30, 2004	—	$—	—	$2,710,177

Total	18,716	$3.27	18,716	$2,710,177

* In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 26, 2004, and the results of the voting are as indicated with respect to each matter:

(i) the election of James M. Meyer (votes for: 16,665,232; withheld: 3,226,129), Daryl Otte (votes for: 19,850,350; withheld: 41,011), and William R. Gruver (votes for: 19,850,350; withheld: 41,011) as Class II directors of the Company, to serve until the annual meeting in 2007; and

(ii) the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004 (votes for: 19,891,361; votes against: 34,210; abstained: 2,905).

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

10.1	Agreement of Lease, dated as of May 10, 2004, between 44 Wall Owner, LLC, as Landlord, and Independent Research Group LLC, as Tenant

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

(b)	Reports on Form 8-K

On July 22, 2004, the Company furnished a report on Form 8-K containing a press release issued by the Company in connection with the announcement of its second quarter 2004 financial results.

On June 1, 2004, the Company furnished a report on Form 8-K containing press releases issued by the Company in connection with the announcement of previously reported financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.
Date: August 9, 2004	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Lisa A. Mogensen

Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

10.1	Agreement of Lease, dated as of May 10, 2004, between 44 Wall Owner, LLC, as Landlord, and Independent Research Group LLC, as Tenant

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.