Form 10-Q
period 2004-09-30
THESTREET COM
filed 2004-11-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class) Common Stock, par value $0.01 per share	(Number of Shares Outstanding as of November 5, 2004) 24,656,399

TheStreet.com, Inc.
Form 10-Q

For the Three and Nine Months Ended September 30, 2004

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$26,371,300	$22,247,400
Restricted cash	300,000	300,000
Short-term investments	2,008,128	4,010,904
Accounts receivable, net of allowance for doubtful accounts of $137,065 as of September 30, 2004 and $129,096 as of December 31, 2003	1,589,263	1,637,822
Other receivables	91,825	202,336
Receivables from related parties	—	214,788
Prepaid expenses and other current assets	1,342,630	1,303,891
Total current assets	31,703,146	29,917,141
Property and equipment, net of accumulated depreciation and amortization of $12,409,188 as of September 30, 2004 and $11,744,173 as of December 31, 2003	2,589,381	2,553,063
Other assets	87,428	343,450
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	2,305,000	1,900,000
Total assets	$39,168,600	$37,197,299
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$861,934	$787,409
Accrued expenses	5,282,232	3,144,949
Deferred revenue	8,018,482	6,839,171
Current portion of note payable	94,578	89,895
Other current liabilities	174,701	71,859
Total current liabilities	14,431,927	10,933,283
Note payable	149,739	221,269
Other liabilities	40,943	55,399
Total liabilities	14,622,609	11,209,951
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,100,549 shares issued and 24,647,133 shares outstanding at September 30, 2004, and 29,463,299 shares issued and 24,041,199 shares outstanding at December 31, 2003	301,005	294,633
Additional paid-in capital	186,079,495	184,502,124
Treasury stock at cost; 5,453,416 shares at September 30, 2004 and 5,422,100 shares at December 31, 2003	(7,321,122)	(7,215,410)
Accumulated deficit	(154,513,387)	(151,593,999)
Total stockholders’ equity	24,545,991	25,987,348
Total liabilities and stockholders’ equity	$39,168,600	$37,197,299

The accompanying notes to the consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net revenue:
Subscription	$5,742,541	$4,826,585	$16,839,215	$13,449,194
Advertising	1,676,007	1,222,386	5,019,053	3,899,205
Commission	969,443	313,155	2,955,034	480,231
Other	280,753	303,884	918,340	887,789
Total net revenue	8,668,744	6,666,010	25,731,642	18,716,419
Operating expense:
Cost of services	3,914,587	3,483,057	11,997,417	10,476,307
Sales and marketing	2,920,577	1,855,782	9,116,281	5,208,586
General and administrative	2,573,229	1,763,126	6,790,781	5,378,722
Depreciation and amortization	189,215	465,596	597,749	1,838,308
One-time lease termination costs	392,851	—	392,851	—
Noncash compensation	—	32,986	—	304,391
Total operating expense	9,990,459	7,600,547	28,895,079	23,206,314
Operating loss	(1,321,715)	(934,537)	(3,163,437)	(4,489,895)

Net interest income	100,564	69,338	244,049	296,185
Net loss	$(1,221,151)	$(865,199)	$(2,919,388)	$(4,193,710)

Net loss per share - basic and diluted:	$(0.05)	$(0.04)	$(0.12)	$(0.18)

Weighted average basic and diluted shares outstanding	24,632,812	23,947,440	24,481,306	23,818,398

The accompanying notes to the consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,919,388)	$(4,193,710)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Noncash compensation expense	—	304,391
Provision for (recovery of) doubtful accounts	8,000	(66,839)
Depreciation and amortization	597,749	1,838,308
Noncash one time lease termination costs	386,577
Deferred rent	14,298
Changes in operating assets and liabilities:
Accounts receivable	40,559	451,360
Other receivables	110,511	(46,247)
Receivables from related parties	214,788	34,800
Prepaid expenses and other current assets	(112,421)	(194,879)
Other assets	153,521	176,778
Accounts payable and accrued expenses	2,211,808	(224,426)
Deferred revenue	1,179,311	1,390,862
Other current liabilities	(44,790)	(2,180)
Net cash provided by (used in) operating activities	1,840,523	(531,782)
Cash Flows from Investing Activities:
Purchase of short-term investments	(6,000,000)	(6,000,000)
Sale of short-term investments	8,002,776	6,801,711
Capital expenditures	(725,583)	(410,692)
Net cash provided by investing activities	1,277,193	391,019
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,583,743	504,809
Note payable	(66,847)	(62,471)
Restricted cash	(405,000)	172,629
Purchase of treasury stock	(105,712)	—
Net cash provided by financing activities	1,006,184	614,967
Net increase in cash and cash equivalents	4,123,900	474,204
Cash and cash equivalents, beginning of period	22,247,400	21,565,018
Cash and cash equivalents, end of period	$26,371,300	$22,039,222
Supplemental disclosures of cash flow Information:
Cash payments made for interest	$24,444	$28,647

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

For further information, refer to the financial statements and accompanying footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on March 15, 2004.

2.	STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the nine-month period ended September 30, 2004 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

Effective December 10, 2002, stock option grant agreements to members of the senior management team were amended to provide that in the event of a change of control of the Company, as defined, 50% of each member’s then unvested options would vest and become exercisable. The Company is unable to estimate the number of options that ultimately will be retained, which otherwise would have been forfeited absent the modification and, as a result, no expense has been recorded. Additionally, such maximum possible future compensation expense is not considered to be material.

Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,221,151)	$(865,199)	$(2,919,388)	$(4,193,710)
Add: noncash compensation, as reported	—	32,986	—	304,391
Less: noncash compensation, pro forma	(429,269)	(973,545)	(1,533,685)	(2,853,403)
Net loss, pro forma	$(1,650,420)	$(1,805,758)	$(4,453,073)	$(6,742,722)
Basic and diluted net loss per share, as reported	$(0.05)	$(0.04)	$(0.12)	$(0.18)
Basic and diluted net loss per share, pro forma	$(0.07)	$(0.08)	$(0.18)	$(0.28)

3.	TREASURY STOCK

From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the nine-month period ended September 30, 2004, the Company purchased 31,316 shares of common stock at an aggregate cost of $105,712 under this program. Since the inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.

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

To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by Independent Research Group LLC (“IRG”), a wholly owned subsidiary of TheStreet.com, Inc., including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the number of personnel employed by IRG as a percentage of the total number of personnel of TheStreet.com and IRG combined. Management of the Company believes this allocation method to be reasonable. Costs allocated to the securities research and brokerage segment totaled $674,394 and $249,826, for the three-month periods ended September 30, 2004 and 2003, respectively, and $1,718,346 and $558,770, for the nine-month periods ended September 30, 2004 and 2003, respectively.

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

	For the Three Months Ended September 30, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$5,781,677	$—	$39,136	$5,742,541
Advertising revenue	1,676,007	—	—	1,676,007
Commission revenue	—	969,443	—	969,443
Other revenue	280,753	—	—	280,753
Total net revenue	$7,738,437	$969,443	$39,136	$8,668,744
Depreciation and amortization	$153,487	$35,728	$—	$189,215
Net interest income	$94,973	$5,591	$—	$100,564
Net income (loss)	$474,220	$(1,695,371)	$—	$(1,221,151)
Cash flows: additions to long-lived assets	$101,925	$147,168	$—	$249,093

	For the Nine Months Ended September 30, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$17,028,491	$—	$189,276	$16,839,215
Advertising revenue	5,019,053	—	—	5,019,053
Commission revenue	—	2,955,034	—	2,955,034
Other revenue	918,340	—	—	918,340
Total net revenue	$22,965,884	$2,955,034	$189,276	$25,731,642
Depreciation and amortization	$498,426	$99,323	$—	$597,749
Net interest income	$234,815	$9,234	$—	$244,049
Net income (loss)	$1,636,064	$(4,555,452)	$—	$(2,919,388)
Cash flows: additions to long-lived assets	$533,300	$192,283	$—	$725,583

	For the Three Months Ended September 30, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$4,925,399	$—	$98,814	$4,826,585
Advertising revenue	1,222,386	—	—	1,222,386
Commission revenue	—	313,155	—	313,155
Other revenue	303,884	—	—	303,884
Total net revenue	$6,451,669	$313,155	$98,814	$6,666,010
Depreciation and amortization	$437,592	$28,004	$—	$465,596
Net interest income	$68,159	$1,179	$—	$69,338
Net income (loss)	$79,658	$(944,857)	$—	$(865,199)
Cash flows: additions to long-lived assets	$187,979	$—	$—	$187,979

	For the Nine Months Ended September 30, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$13,574,783	$—	$125,589	$13,449,194
Advertising revenue	3,899,205	—	—	3,899,205
Commission revenue	—	480,231	—	480,231
Other revenue	887,789	—	—	887,789
Total net revenue	$18,361,777	$480,231	$125,589	$18,716,419
Depreciation and amortization	$1,758,683	$79,625	$—	$1,838,308
Net interest income	$288,254	$7,931	$—	$296,185
Net loss	$(2,102,542)	$(2,091,168)	$—	$(4,193,710)
Cash flows: additions to long-lived assets	$410,692	$—	$—	$410,692

	As of September 30, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$46,078,356	$2,867,537	$9,777,293	$39,168,600
Total liabilities	$13,640,890	$1,358,912	$377,193	$14,622,609

	As of September 30, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$39,132,515	$1,356,090	$3,234,669	$37,253,936
Total liabilities	$11,185,541	$728,586	$384,569	$11,529,558

6.	NET LOSS PER SHARE OF COMMON STOCK

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

7.	ONE-TIME LEASE TERMINATION COSTS

The Company recognized a one-time lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company’s IRG subsidiary under the services agreement between the two companies. In September 2004, when the new office space leased by IRG at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. The charge represents the net present value of the difference between the obligations remaining under the original lease as of the date that IRG vacated the premises and the sublease payments to be received over the 45 months remaining on the lease. During the three months ended September 30, 2004, $6,274 has actually been expended. All one-time lease termination costs are attributable to the Company’s electronic publishing segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

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

Current State of the Company

The Company’s total net revenue for the three-month and nine-month periods ended September 30, 2004 increased approximately 30% and 37%, to $8.7 million and $25.7 million, respectively, as compared to $6.7 million and $18.7 million, respectively, for the three-month and nine-month periods ended September 30, 2003. The Company’s reported net loss for the three-month period ended September 30, 2004 increased approximately 41% to $1.2 million, as compared to $0.9 million for the three-month period ended September 30, 2003. The Company’s reported net loss for the nine-month period ended September 30, 2004 decreased approximately 30% to $2.9 million, as compared to $4.2 million for the nine-month period ended September 30, 2003.

Approximately $7.7 million and $22.8 million, or in each case 89%, of the Company’s total revenue for the three-month and nine-month periods ended September 30, 2004, respectively, was received by its electronic publishing segment. Subscription revenue for the Company’s electronic publishing segment in the three-month and nine-month periods ended September 30, 2004 increased by approximately 19% and 25%, to $5.7 million and $16.8 million, respectively, as compared to $4.8 million and $13.4 million, respectively, for the three-month and nine-month periods ended September 30, 2003, due to subscription growth in several products, including its newest product, TheStreet.com Stocks Under $10. With respect to expenses, during the three-month period ended September 30, 2004 as compared to the three-month period ended September 30, 2003, the Company’s electronic publishing segment experienced increases in salaries and related expenses, a one-time lease termination cost and online marketing expenses, partially offset by a decrease in depreciation and amortization cost. During the nine-month period ended September 30, 2004 as compared to the nine-month period ended September 30, 2003, the Company’s electronic publishing segment experienced increases in online marketing costs, salaries and related expenses, a one time lease termination cost and professional fees, partially offset by decreases in depreciation and amortization, noncash compensation expense, directors and officers insurance premiums and rent. As a result, overall expenses of the electronic publishing segment increased by approximately 14%, to $7.4 million, for the three-month period ended September 30, 2004, and 4%, to $21.6 million, for the nine-month period ended September 30, 2004, as compared to $6.4 and $20.8 million, respectively, for the three-month and nine-month periods ended September 30, 2003.

The year over year revenue growth in the Company’s electronic publishing segment during both the three-month and nine-month periods ended September 30, 2004 was due in large part to the Company’s success in marketing its products to a wider audience. The Company increased sales and marketing expenditures for its electronic publishing segment during the three-month and nine-month periods to $1.8 million and $6.0 million, respectively, as it expanded its online marketing efforts in order to position its electronic publishing segment to take advantage of several trends the Company believes have affected the marketplace for online financial content: increased demand for financial and investing content that is free from the conflicts that have plagued traditional Wall Street research, increased demand for financial and investing products that provide consumers with specific recommendations and increased willingness of consumers to pay for value-added content online. The Company expects that in the fourth quarter of 2004 it will continue this marketing initiative, which involves the promotion of the Company’s consumer services via online advertising and email marketing programs with a variety of web sites, both large and small. Because the online advertising contracts the Company typically enters into in connection with this marketing initiative generally have short terms and early cancellation provisions, the Company can adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns.

The Company’s securities research and brokerage segment is operated through its IRG subsidiary, which was created in the fourth quarter of 2002. Since IRG was essentially a start-up business in 2003 and began receiving revenue in May 2003 after its admission to the NASD as a broker-dealer at the end of April, the segment incurred $2.5 million in expenses and received only $0.5 million in revenue in the nine-month period ended September 30, 2003. Due to expansion of both its research and sales and marketing staffs in the nine-month period ended September 30, 2004 and commencement in January 2004 of in-house execution of client trades, IRG’s revenues and expenses experienced significant growth, increasing to nearly $3.0 million in revenue and $7.3 million in expenses during the nine-month period ended September 30, 2004. The industry trend among large brokerage firms to reduce the size and expense of their research departments and the subsequent reduction of coverage had led, for much of the past year, to the greater availability of talented research analysts. However, the Company has recently seen competition for talented research analysts beginning to increase, leading to higher compensation costs. The Company believes that pressure by investors on buy-side institutions to justify expenses and the desire to obtain research from firms without conflicts of interest has made them more likely to select small, independent firms offering unbiased, high quality research than in the past, and less likely to select large, so-called “bulge-bracket” firms, where commissions bundle together execution costs with the costs of producing high volumes of research and other services. In order to take advantage of these trends, the Company expects to continue to devote significant resources to this segment in the remainder of 2004, further increasing IRG’s staff, mainly in its research and sales departments. Any growth in staff is likely to result in higher compensation expense, and we expect that the increase in revenue-generating activities that results from the additional staff will increase variable expenses, such as trading costs. The timing of any such staff increases is dependent upon the availability of talented research analysts and sales and marketing personnel, making it difficult to project increases in expenses or revenue. To accommodate the expected growth in staff, in May 2004, IRG entered into an agreement to lease new principal office space at 44 Wall Street in New York City, New York. See “—Commitments and Contingencies.” IRG took possession of the new space in September 2004.

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the anticipated cash needs of both the Company’s electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. See “—Liquidity and Capital Resources.”

Critical Accounting Policies

Stock Based Compensation

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the nine months ended September 30, 2004 and 2003 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for such stock options.

The impact of stock-based compensation expense based upon the fair value method would be significant to the reported results of operations and per share amounts. See Note 2 to the consolidated financial statements.

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

Advertising revenue, derived from the sale of internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company’s web sites, as well as from conference sponsorships, is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s web sites “click-through” to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

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

Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. No impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives as of September 30, 2004, in the opinion of management, and September 30, 2003, as determined by an impairment test conducted by a third party valuation consultant. Such a test will again be conducted prior to the end of the current fiscal year.

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

Results of Operations

To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by IRG, including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the number of personnel employed by IRG as a percentage of the total number of personnel of TheStreet.com and IRG combined. Costs allocated to the securities research and brokerage segment for the three-month and nine-month periods ended September 30, 2004 totaled $674,394 and $1,718,346, respectively, as compared to $249,826 and $558,770 for the three-month and nine-month periods ended September 30, 2003, respectively.

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

Net Revenue

	For the Three Months Ended September 30,		Change
	2004	2003	Amount	Percent
Net revenue:
Subscription	$5,742,541	$4,826,585	$915,956	19%
Advertising	1,676,007	1,222,386	453,621	37%
Commission	969,443	313,155	656,288	210%
Other	280,753	303,884	(23,131)	(8%)
Total net revenue	$8,668,744	$6,666,010	$2,002,734	30%

Subscription. Subscription revenue is derived from monthly, quarterly, semi-annual and annual subscriptions. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily associated with Action Alerts PLUS, The Telecom Connection and RealMoney Pro Advisor, together with revenue from TheStreet.com Stocks Under $10, a new subscription-based product launched in June 2004, the sum of which totals $1,423,963, partially offset by a decrease in revenue associated with TheStreet View, RealMoney.com, Street Insight, The Trading Reports and The Chartman’s Top Stocks, the sum of which totals $494,133. For the three months ended September 30, 2004, approximately 67% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 64% for the three months ended September 30, 2003.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended September 30, 2004, and September 30, 2003.

Advertising. Advertising revenue is derived from internet sponsorship arrangements, and from the delivery of banner and e-mail advertisements on the Company’s web sites, as well as from conference sponsorships. All advertising revenue is attributable to the Company’s electronic publishing segment.

The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company’s advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates.

For the three months ended September 30, 2004, 67% of the Company’s advertising revenue was derived from advertising sponsorship contracts, as compared to 78% for the three months ended September 30, 2003. The number of advertisers for the three months ended September 30, 2004, was 44, the same number as for the three months ended September 30, 2003.

The Company’s top five advertisers accounted for approximately 46% of its total advertising revenue for each of the three months ended September 30, 2004 and 2003.

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

Other. Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer and syndication revenue. All of the Company’s other revenue is attributable to its electronic publishing segment.

The decrease in other revenue is primarily the result of a reduction in syndication revenue.

Operating Expense

	For the Three Months Ended September 30,		Change
	2004	2003	Amount	Percent
Operating expense:
Cost of services	$3,914,587	$3,483,057	$431,530	12%
Sales and marketing	2,920,577	1,855,782	1,064,795	57%
General and administrative	2,573,229	1,763,126	810,103	46%
Depreciation and amortization	189,215	465,596	(276,381)	(59%)
One-time lease termination costs	392,851	—	392,851	N/A
Noncash compensation	—	32,986	(32,986)	(100%)
Total operating expense	$9,990,459	$7,600,547	$2,389,912	31%

Cost of services.

The increase in cost of services on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased fees paid to non-employee content providers and outside contributors, the sum of which totals $515,814, partially offset by reduced recruiting fees totaling $43,574.

Cost of services for the Company’s electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s electronic publishing segment increased to $3,048,346 for the three months ended September 30, 2004, as compared to $2,760,231 for the three months ended September 30, 2003. This increase is primarily the result of higher compensation and related costs combined with increased fees paid to non-employee content providers and outside contributors, the sum of which totals $362,957.

Cost of services for the Company’s securities research and brokerage segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s securities research and brokerage segment increased to $866,241 for the three months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $231,912, as compared to $722,826 for the three months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $168,383. This increase is primarily the result of higher compensation and related costs, the sum of which totals $152,857 and was partially the result of increased intercompany cost allocations.

Sales and marketing.

The increase in sales and marketing expense on a consolidated Company-wide basis is primarily the result of increased compensation and related costs, as well as higher online advertising and external trading related costs, the sum of which totals $1,013,452.

Sales and marketing expense for the Company’s electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service departments. Sales and marketing expense for the Company’s electronic publishing segment increased to $1,780,776 for the three months ended September 30, 2004, as compared to $1,618,478 for the three months ended September 30, 2003. This increase is primarily the result of higher online advertising costs totaling $324,121, partially offset by reduced compensation and related costs totaling $110,933.

Sales and marketing expense for the Company’s securities research and brokerage segment consists primarily of compensation expense for its direct sales force, direct trading costs, as well as marketing and promotion expenses. Sales and marketing expense for the Company’s securities research and brokerage segment increased to $1,139,801 for the three months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $5,608, as compared to $237,304 for the three months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $2,186. This increase is primarily the result of higher compensation and related costs and travel and entertainment expenses due to the build up of the segment’s sales force, combined with increased external trading related costs due to the increase in commission revenue. The sum of these increases totals $874,681.

General and administrative.

The increase in general and administrative expense on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased legal fees, rent and consulting fees, the sum of which totals $825,679, partially offset by decreased recruiting fees totaling $80,118.

General and administrative expense for the Company’s electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s electronic publishing segment increased to $1,983,730 for the three months ended September 30, 2004, as compared to $1,590,883 for the three months ended September 30, 2003. This increase is primarily the result of higher compensation and related costs, combined with increased legal and consulting fees, the sum of which totals $466,110, partially offset by lower recruiting fees and insurance premiums, the sum of which totals $125,690. The reduction in recruiting fees and insurance premiums was partially caused by increased intercompany cost allocations.

General and administrative expense for the Company’s securities research and brokerage segment consist primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s securities research and brokerage segment increased to $589,499 for the three months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $399,210, as compared to $172,243 for the three months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $50,162. This increase is primarily the result of higher compensation and related costs, rent, insurance premiums and consulting fees, the sum of which totals $377,460 and was primarily the result of increased intercompany cost allocations, partially offset by a reduction totaling $25,945 in accounting fees.

Depreciation and amortization.

Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $153,487 for the three months ended September 30, 2004, as compared to $437,592 for the three months ended September 30, 2003. This decrease is primarily attributable to fully depreciated assets and reduced capital expenditures.

Depreciation and amortization expense for the Company’s securities research and brokerage segment increased to $35,728 for the three months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $35,571, as compared to $28,004 for the three months ended September 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

One-time lease termination costs.

The Company recognized a one-time lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company’s IRG subsidiary under the services agreement between the two companies. In September 2004, when the new office space leased by IRG at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. All one-time lease termination costs are attributable to the Company’s electronic publishing segment.

Noncash compensation.

There was no noncash compensation expense for the three months ended September 30, 2004, as compared to $32,986 for the three months ended September 30, 2003. All noncash compensation expense for the three months ended September 30, 2003 was attributable to the Company’s electronic publishing segment, and related to options granted to a non-employee in January 2002.

Net Interest Income

	For the Three Months Ended September 30,		Change
	2004	2003	Amount	Percent
Net interest income	$100,564	$69,338	$31,226	45%

Net interest income for the Company’s electronic publishing segment increased to $94,973 for the three months ended September 30, 2004, as compared to $68,159 for the three months ended September 30, 2003. This increase is primarily the result of higher interest rates combined with higher cash balances.

Net interest income for the Company’s securities research and brokerage segment increased to $5,591 for the three months ended September 30, 2004, inclusive of net interest expense allocated from the Company’s electronic publishing segment totaling $2,094, as compared to $1,179 for the three months ended September 30, 2003, inclusive of interest expense allocated from the Company’s electronic publishing segment totaling $1,091. This increase is primarily the result of higher cash balances combined with higher interest rates.

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003

Net Revenue

	For the Nine Months Ended September 30,		Change
	2004	2003	Amount	Percent
Net revenue:
Subscription	$16,839,215	$13,449,194	$3,390,021	25%
Advertising	5,019,053	3,899,205	1,119,848	29%
Commission	2,955,034	480,231	2,474,803	515%
Other	918,340	887,789	30,551	3%
Total net revenue	$25,731,642	$18,716,419	$7,015,223	37%

Subscription. All subscription revenue is attributable to the Company’s electronic publishing segment.

The increase in subscription revenue is primarily associated with Action Alerts PLUS, The Telecom Connection and RealMoney Pro Advisor, together with revenue from TheStreet.com Stocks Under $10, a new subscription-based product launched in June 2004, the sum of which totals $4,434,154, partially offset by a decrease in revenue associated with TheStreet View, RealMoney.com, Street Insight, The Trading Reports and The Chartman’s Top Stocks, the sum of which totals $1,056,154. For each of the nine months ended September 30,

2004 and 2003, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions.

The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the nine-month periods ended September 30, 2004, and September 30, 2003.

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

For the nine months ended September 30, 2004, 74% of the Company’s advertising revenue was derived from sponsorship contracts, as compared to 81%, excluding conference sponsorship revenue, for the nine months ended September 30, 2003. The number of advertisers for the nine months ended September 30, 2004, was 73, as compared to 91, excluding conference sponsorships, for the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, the Company’s top five advertisers accounted for approximately 46% of its total advertising revenue as compared to approximately 41%, excluding conference sponsorship revenue, for the nine months ended September 30, 2003.

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

The increase in other revenue is primarily the result of additional revenue related to Mr. Cramer’s radio program as well as increased syndication revenue, the sum of which totals $147,422, partially offset by the absence during the nine months ended September 30, 2004 of conference attendee revenue and a reduction in reprint revenue, the sum of which totals $115,250.

Operating Expense

	For the Nine Months Ended September 30,		Change
	2004	2003	Amount	Percent
Operating expense:
Cost of services	$11,997,417	$10,476,307	$1,521,110	15%
Sales and marketing	9,116,281	5,208,586	3,907,695	75%
General and administrative	6,790,781	5,378,722	1,412,059	26%
Depreciation and amortization	597,749	1,838,308	(1,204,559)	(67%)
One-time lease termination costs	392,851	—	392,851	N/A
Noncash compensation	—	304,391	(304,391)	(100%)
Total operating expense	$28,895,079	$23,206,314	$5,688,765	25%

Cost of services.

The increase in cost of services on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased recruiting fees, fees paid to non-employee content providers and outside contributors, and travel and entertainment expenses, the sum of which totals $1,595,572, partially offset by the absence of conference related expenses, which totaled $84,664 during the nine months ended September 30, 2003, and reduced registration fees totaling $50,960.

Cost of services for the Company’s electronic publishing segment increased to $9,296,080 for the nine months ended September 30, 2004, as compared to $8,843,621 for the nine months ended September 30, 2003. This increase is primarily the result of higher compensation and related costs combined with increased fees paid to non-employee content providers and outside contributors, the sum of which totals $670,152, partially offset by the absence during the nine months ended September 30, 2004 of conference related expenses, which totaled $84,664 during the nine months ended September 30, 2003, and reduced data costs totaling $57,139.

Cost of services for the Company’s securities research and brokerage segment increased to $2,701,337 for the nine months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $623,493, as compared to $1,632,686 for the nine months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $368,380. This increase is primarily the result of higher compensation and related costs combined with increased computer services expenses, both of which are partially the result of increased intercompany cost allocations, together with increased recruiting fees, travel and entertainment expenses and data costs, the sum of which totals $1,048,722. This was partially offset by a decrease in registration fees totaling $50,960.

Sales and marketing.

The increase in sales and marketing expense on a consolidated Company-wide basis is primarily the result of increased compensation and related costs, as well as higher online advertising and external trading related expenses and credit card processing fees, the sum of which totals $3,860,668.

Sales and marketing expense for the Company’s electronic publishing segment increased to $6,041,515 for the nine months ended September 30, 2004, as compared to $4,805,225 for the nine months ended September 30, 2003. This increase is primarily the result of higher online advertising expenses, as well as increased credit card processing fees, the sum of which totals $1,815,720, partially offset by reduced compensation and related costs totaling $432,138.

Sales and marketing expense for the Company’s securities research and brokerage segment increased to $3,074,766 for the nine months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $14,157, as compared to $403,361 for the nine months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $6,095. This increase is primarily the result of higher compensation and related costs due to the build up of the segment’s sales force, increased external trading related costs due to the increase in commission revenue, as well as higher travel and entertainment and research costs, the sum of which totals $2,632,481.

General and administrative.

The increase in general and administrative expense on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased accounting, legal and other consulting fees, as well as higher insurance premiums, bad debt and franchise tax expense, the sum of which totals $1,417,005. This was partially offset by a decrease in recruiting fees totaling $72,285.

General and administrative expense for the Company’s electronic publishing segment increased to $5,335,763 for the nine months ended September 30, 2004, as compared to $5,042,468 for the nine months ended September 30, 2003. This increase is primarily the result of higher compensation and related costs combined with increased accounting, legal and other consulting fees, as well as higher bad debt and franchise tax expense, the sum of which totals $633,097, partially offset by decreased rent expense and insurance premiums, which were mainly caused by increased intercompany cost allocations, as well as reduced recruiting fees and travel and entertainment expenses, the sum of which totals $278,479.

General and administrative expense for the Company’s securities research and brokerage segment increased to $1,455,018 for the nine months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $975,945, as compared to $336,254 for the nine months ended September 30, 2003, inclusive of costs allocated from the Company’s electronic publishing segment totaling $104,602. This increase is primarily the result of higher compensation and related costs, legal and other consulting fees, telephone charges and franchise tax expense, as well as increased rent and insurance premiums primarily resulting from higher intercompany cost allocations, the sum of which totals $1,028,661.

Depreciation and amortization.

Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $498,426 for the nine months ended September 30, 2004, as compared to $1,758,683 for the nine months ended September 30, 2003. This decrease is primarily attributable to fully depreciated assets and reduced capital expenditures.

Depreciation and amortization expense for the Company’s securities research and brokerage segment increased to $99,323 for the nine months ended September 30, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $99,165, as compared to $79,625 for the nine months ended September 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

One-time lease termination costs.

The Company recognized a one-time lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company’s IRG subsidiary under the services agreement between the two companies. In September 2004, when the new office space leased by IRG at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. All one-time lease termination costs are attributable to the Company’s electronic publishing segment.

Noncash compensation.

There was no noncash compensation expense for the Company’s electronic publishing segment for the nine months ended September 30, 2004, as compared to $302,576 for the nine months ended September 30, 2003.

There was no noncash compensation expense for the Company’s securities research and brokerage segment for the nine months ended September 30, 2004, as compared to $1,815 for the nine months ended September 30, 2003, all of which resulted from costs allocated from the Company’s electronic publishing segment.

The noncash compensation expense for the nine months ended September 30, 2003 included $205,434 relating to the issuance, in 1998 and the first three months of 1999, of options at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant, and $98,957 relating to options granted to a non-employee in January 2002.

Net Interest Income

	For the Nine Months Ended September 30,		Change
	2004	2003	Amount	Percent
Net interest income	$244,049	$296,185	$(52,136)	(18%)

Net interest income for the Company’s electronic publishing segment decreased to $234,815 for the nine months ended September 30, 2004, as compared to $288,254 for the nine months ended September 30, 2003. This decrease is primarily the result of lower interest rates partially offset by higher cash balances.

Net interest income for the Company’s securities research and brokerage segment increased to $9,234 for the nine months ended September 30, 2004, inclusive of net interest expense allocated from the Company’s electronic publishing segment totaling $5,586, as compared to $7,931 for the nine months ended September 30, 2003, inclusive of net interest income allocated from the Company’s electronic publishing segment totaling $1,747. This increase is primarily the result of higher cash balances partially offset by increased intercompany interest expense allocations.

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of September 30, 2004, the Company’s cash and cash equivalents, current and noncurrent restricted cash, and short-term investments amounted to $30,984,428, representing 79% of total assets.

Cash generated from operations was sufficient to cover expenses during the nine months ended September 30, 2004. Net cash provided by operating activities totaled $1,840,523 for the nine months ended September 30, 2004, as compared to net cash used in operating activities totaling $531,782 for the nine months ended September 30, 2003. The improvement in net cash provided by operating activities is primarily related to the reduced net loss incurred by the Company, together with increases in accounts payable and accrued expenses due to IRG’s buildup of its operations as well as TheStreet.com, Inc.’s higher level of expenditures. This improvement was partially offset by reduced amounts of noncash expenses.

Net cash provided by operating activities of $1,840,523 for the nine months ended September 30, 2004 was the result of the Company’s net loss of $2,919,388 being offset by an increase in accounts payable and accrued expenses totaling $2,211,808, which was primarily related to bonus and commission accruals, the electronic publishing segment’s higher level of expenditures and IRG’s buildup of its operations, an increase in deferred revenue totaling $1,179,311 resulting from higher subscription sales and noncash expenses totaling $1,006,624.

Net cash provided by investing activities of $1,277,193 for the nine months ended September 30, 2004 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to IRG’s new office space.

Net cash provided by financing activities of $1,006,184 for the nine months ended September 30, 2004 consisted primarily of the proceeds from the exercise of stock options, partially offset by an increase in restricted cash pledged as a security deposit for IRG’s new office space, the purchase of treasury stock and a decrease in note payable.

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

The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the anticipated cash needs of both the Company’s electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $2.9 million through September 30, 2005, in respect of the contractual obligations set forth in the table below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. In May 2004, IRG entered into an agreement to lease new principal office space at 44 Wall Street in New York City, New York. Rent and equipment rental expenses increased to $501,736 and $1,320,879 for the three-month and nine-month periods ended September 30, 2004, respectively, as compared to $429,310 and $1,280,843 for the three-month and nine-month periods ended September 30, 2003, respectively. The increase for the three-month periods ended September 30, 2004 and 2003 is primarily due to a retroactive expense escalation charge for the Company’s office space at 14 Wall Street. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of September 30, 2004, total future minimum cash payments are as follows:

	Payments Due by Period
Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Operating leases	$10,551,662	$1,534,625	$3,393,316	$2,727,103	$2,896,618
Employment agreements	1,159,117	1,013,867	145,250	—	—
Outside contributor agreements	227,015	227,015	—	—	—
Note payable	244,317	94,578	149,739	—	—
Total contractual cash obligations	$12,182,111	$2,870,085	$3,688,305	$2,727,103	$2,896,618

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that its market risk exposures are immaterial, as the Company does not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Item 4.	Controls and Procedures.

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

The Company Has a History of Losses and May Incur Further Losses

Other than the fourth quarter of 2003, in which the Company earned net income of $154,000, or $0.01 per share, the Company has incurred operating losses in each fiscal quarter since its formation, and may continue to experience operating losses in the future. As of September 30, 2004, the Company had an accumulated deficit of approximately $154.5 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during the remainder of 2004. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under accounting principles generally accepted in the United States, on a quarterly or annual basis in the future.

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

Although we generated net income in the fourth quarter of 2003, you should not rely on the results for that period as an indication of future performance. We recorded a net loss for all three quarters of 2004 and we may not generate net income for the remaining quarter in fiscal 2004. The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Because of the above factors, as well as other material risks facing the Company, as described elsewhere in this report, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

The Company May Have Difficulty Increasing its Subscription Revenue, a Significant Portion of Which is Generated by James J. Cramer and Other Key Writers

The Company continues to seek to increase its subscription revenue, which represents the single most significant portion of the Company’s total revenues, approximating 66% for the three months ended September 30, 2004 and 72% for the three months ended September 30, 2003. The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenues. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them, including Mr. Cramer, whose current employment agreement, dated February 22, 2004, will expire on February 21, 2005. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse affect on the Company’s business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect the Company’s Business

The Company’s continued success also depends upon the retention of other key employees, including executives to operate its business, technology personnel to run its publishing, commerce, communications and other systems, and salespersons to sell its subscription products and its advertising space. In addition, the success of the Company’s proprietary equity research business, operated through Independent Research Group LLC (“IRG”), its broker-dealer subsidiary, depends on its executives, as well as research analysts and traders. Several of the Company’s key employees are bound by employment or non-competition agreements. In addition, the Company seeks to compensate its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans, but the Company can make no assurances that these programs will allow it to retain key employees or hire new employees. The loss of one or more of the Company’s key employees, or the Company’s inability to attract experienced and qualified replacements, could materially adversely affect the Company’s business, results of operations and financial condition.

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

In October 2002, the Company formed IRG as a wholly-owned subsidiary to operate its proprietary equity research business. IRG began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Although IRG recorded approximately $1.0 million in revenue during the third quarter of 2004, it is still in the early stages of development. As the Company develops and operates this emerging business, the Company will continue to encounter risks, uncertainties, expenses and difficulties relating to the attraction and retention of talented analysts and other staff, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research overall, among others. The limited operating history of IRG makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

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

In the third quarter of 2004, the Company’s top five advertisers accounted for approximately 46% of its total advertising revenue, as compared to approximately 49% for the second quarter of 2004 and approximately 46% for the third quarter of 2003, excluding conference sponsorship revenue. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

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

Difficulties Associated With the Company’s Brand Development May Harm its Ability to Attract Subscribers

The Company believes that maintaining and growing awareness about its products is an important aspect of its efforts to continue to attract users. The Company’s new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Additionally, IRG, the Company’s broker-dealer subsidiary, does not have a widely recognized brand. The Company’s efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to the Company’s marketing efforts or advertising campaigns. Accordingly, the Company can make no assurances that such efforts will be successful in raising awareness of TheStreet.com, RealMoney, Street Insight, Action Alerts PLUS or other brands or in persuading potential users to subscribe to the Company’s products or potential clients to utilize the equity research and trading services of IRG.

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

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From July 1 through September 30, 2004, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $3.02 to $3.77. As of November 5, 2004, the closing sale price was $3.70. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. In addition, the volatility of the Company’s stock price is exacerbated by the Company’s low trading volume, which averaged approximately 68,700 shares per day from July 1 through September 30, 2004. These factors may adversely affect the price of the Company’s common stock, regardless of the Company’s operating performance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1 – 31, 2004	—	$—	—	$2,710,178
August 1 – 31, 2004	10,000	$3.11	10,000	$2,678,878
September 1 – 30, 2004	—	$—	—	$2,678,878
Total	10,000	$3.11	10,000	$2,678,878

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: November 9, 2004	By:	/s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

Date: November 9, 2004	By:	/s/ Lisa A. Mogensen
Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.