Form 10-K
period 2004-12-31
THESTREET COM
filed 2005-03-16
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

      The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $70.7 million. On such date, the last sale price of the Registrant's common stock was $3.73 per share. Solely for purposes of this calculation, shares beneficially owned by directors and officers of the Registrant and persons owning 10% or more of the Registrant's common stock have been excluded, in that such persons may be deemed to be affiliates of the Registrant. Such exclusion should not be deemed a determination or admission by the Registrant that such individuals or entities are, in fact, affiliates of the Registrant.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 11, 2005
Common Stock, $0.01 par value	24,718,862

Documents Incorporated By Reference

      Part III of this Form 10-K incorporates by reference certain information from the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2004 ANNUAL REPORT ON FORM 10-K

ii

THESTREET.COM, INC.
2004 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

      TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. Our electronic publishing segment provides investment commentary, analysis and news to retail and institutional customers, which we distribute through web sites, email reports and newsletters, syndicated radio programming and conferences. Our securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients and receives revenue from trading commissions.

      Founded in 1996, the Company was a pioneer in the electronic publishing of financial information on the Internet through its creation of TheStreet.com, launched originally as a subscription-based news and commentary web site. In 2000, we relaunched TheStreet.com as a free, advertising-supported web site, and introduced RealMoney, a subscription-based web site offering a greater amount of in-depth commentary and features to more sophisticated and active market participants. In 2001, we began to broaden our product offerings, creating the first of several products designed exclusively for professional investors. Shortly thereafter, recognizing that many independent minded retail investors lacked the time and expertise to manage their own investments, we began to introduce advisory newsletters, each geared to a specific audience segment or a specific investing strategy, into our repertoire of consumer products. While many products of our competitors offered primarily news and/or data analysis, our advisory newsletters offered richer content, including market commentary and specific stock recommendations. Accordingly, in 2002, we registered with the Securities and Exchange Commission (“SEC”) as an investment advisor.

      In an effort to take advantage of institutional investors' growing demand for high-quality, independent equity research, we created Independent Research Group LLC (“IRG Research”) in late 2002. In April 2003, IRG Research was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG Research established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. In January 2004, IRG Research announced the commencement of in-house equity trading operations on behalf of its clients. During 2004, IRG Research received commission revenue from more than 200 institutional clients.

Electronic Publishing Segment

Industry Background

      In recent years, many investors have taken greater personal control of their investment activities, bypassing traditional brokers to trade with online brokerage firms and perform their own financial and investment research, often using the Internet. The Internet provides retail investors with easy access to information that once readily available only to investment professionals, such as timely market news, intra-day and historical quotes, charts, SEC filings, equity research and analysts' earnings estimates. While vast quantities of investment information are now available, the insight and perspective to make sense of it remains elusive.

      Moreover, in the scandal-plagued market of the past three years, trusted sources of financial information have become even harder to find. Following allegations in 2001 of underwriter misconduct in the heated market for initial public offerings in the late 1990s, the stock market was rocked again in 2002 and 2003 by accounting scandals at some of the nation's largest companies, insider trading scandals and, in late 2003 and 2004, by allegations of illegal late trading and improper market timing in the previously untarnished mutual fund industry. As a result, investors have become increasingly skeptical of information provided to them from traditional Wall Street sources. We believe that this represents a significant opportunity for a source that helps its customers invest more successfully by providing specific stock recommendations and advice that is independent, insightful, trustworthy and timely.

Overview

      Our electronic publishing segment provides financial commentary, advice, analysis and news to both retail and institutional customers, which it distributes through web sites, email reports and newsletters, syndicated radio programming and conferences. The electronic publishing segment receives revenue from subscriptions, advertising and sponsorship sales, content syndication and conferences. During 2004, our electronic publishing segment recorded subscription revenue of $22.4 million, an increase of 21% from $18.5 million in 2003. This growth was due in large part to the Company's success in marketing its products to a wider audience and to its ability to sell higher-priced products to its existing customers.

      As of December 31, 2004, the Company's electronic publishing segment had a subscription base totaling approximately 70,300, compared to approximately 68,400 as of December 31, 2003. We have subscribers in all 50 states of the United States and more than 80 other countries. Our flagship web site, TheStreet.com, is a free, advertising-supported site that provides financial news reporting and commentary for investors of all experience levels. TheStreet.com site also provides us with opportunities to market our premium subscription offerings. In addition to TheStreet.com, we currently offer 16 proprietary, subscription-based products, with 13 targeted towards retail consumers and three targeted towards professional investors. List prices for annual subscriptions range from $149.95 to $999.95 for consumer products and $800.00 to $30,000.00 for professional products. These products are produced by approximately 50 in-house reporters and editors, and by approximately 75 financial analysts, traders and money managers who contribute content from outside the Company. Under our investment policies, our in-house editorial staffers are not permitted to own individual stocks (though they may, and many do, own equity in TheStreet.com, Inc.). Our outside contributors (many of whom are professional market participants and are not prohibited from owning individual stocks) must disclose current positions they or their firms hold in any of the stocks they write about. In addition, outside contributors who write advisory newsletters must abide by certain trading restrictions in the event they trade in the companies they write about in their reports. Finally, our recommendations and advice are impersonal and not tailored to the investment needs of any particular person—none of our contributors is permitted to furnish personalized investment advice to our subscribers.

      Recognized as one of the premier providers of investment commentary, analysis and news, we have earned numerous journalism awards for our financial reporting. In 2004, we received the following awards and distinctions:

•	2004 Gerald Loeb Awards for Distinguished Business and Financial Journalism, Finalist

•	Barron's Best Websites for Investors (TheStreet.com)

•	Financial Communications Society Silver Portfolio Award in the Interactive/Consumer Retail Category

•	PC Magazine's 2004 “Top 100 Classic Sites” Winner, Business & Finance (TheStreet.com)

•	Media Industry Newsletter's “Best of the Web Awards” Honorable Mention, Premium Site (StreetInsight.com)

•	Society of American Business Editors and Writers Award, Best Real-Time Project

Consumer Products

      We offer a total of 14 products targeting retail consumers, including TheStreet.com, our flagship web site. With the exception of TheStreet.com, which is available free of charge, each consumer product requires a separate subscription. The variety of products is intended to appeal to a wide audience, which includes long and short-term investors, day and swing traders and fundamental and technical traders. Our current roster of retail consumer products includes, among others, the following:

      TheStreet.com

Web site:	http://www.thestreet.com
Launch Date:	November 1996
Audience Served:	All consumers of financial information
Delivery Format:	Web site

      Our flagship site, TheStreet.com, was originally launched in 1996 as a subscription-based news and commentary web site and relaunched in 2000 as a free, advertising-supported site. TheStreet.com provides individual investors of all experience levels and professional investors seeking high-quality financial commentary, analysis and news with financial coverage to help them invest successfully in today's stock markets. Updated before, during and after the bell, TheStreet.com's stories put visitors on the trading floor with some of the leading commentators and journalists in the business. TheStreet.com provides hard-hitting investigative journalism, insightful commentary on market trends, specific stock and mutual fund picks, as well as features on personal finance.

      RealMoney

Web site:	http://www.realmoney.com
Launch Date:	June 2000
Audience Served:	Self-directed individual and professional investors
Delivery Format:	Web site
List Price:	Annual: $229.95/Monthly: $24.95

      The foundation of the our consumer subscription product line is RealMoney.com, a subscription-based web site with real-time investing ideas, trading strategies, technical analysis and expert market commentary from over 45 journalists and money managers across many industries. RealMoney.com targets active market participants and self-directed investors, and has a large following among investment professionals who rely on the site's intra-day market commentary to help them make informed investment decisions. RealMoney.com features in-depth research for long-term investors and intra-day web logs for short-term traders, both of which are designed to help individual and professional investors profit from the market. RealMoney.com is a general resource for investors, often the first subscription product new users purchase, and it acts as a feeder to our other premium subscription products whose content is more targeted.

      Action Alerts PLUS

Web site:	http://www.actionalertsplus.com
Launch Date:	June 2001
Audience Served:	Long and short-term investors
Delivery Format:	Email alerts
List Price:	Annual: $399.95/Monthly: $49.95

      Action Alerts PLUS is an email service providing active, self-directed investors with an intimate view of the stock picks and portfolio management strategies of well-known former hedge fund manager James J. Cramer. This product provides exclusive access to specific, action-oriented investment ideas. Action Alerts PLUS targets investors looking for advice on when and how best to invest in the stock market.

      The Action Alerts PLUS portfolio contains Mr. Cramer's actual portfolio of investments in individual stocks, allowing users to track the performance of all of Mr. Cramer's stock picks. Before he executes a trade, an email is sent to subscribers detailing the trade and the rationale behind it. Subscribers can use Mr. Cramer's portfolio as a model for their own investments or as a starting point to identify stocks that match their own investing style.

      In addition to the email alerts, subscribers receive an end of week wrap-up in which Mr. Cramer rates the portfolio stocks according to where he believes they are headed. The online portfolio contains overall performance information, initial stock purchase prices, trade dates and performance to date. Furthermore, users are able to access the archive of alerts enabling them to monitor how trading strategies and tactics have evolved. See “Risk Factors—A Significant Portion of the Company's Subscription Revenue is Generated by James J. Cramer and Other Key Writers.”

      The Chartman's Top Stocks

Web site:	http://www.thechartmanstopstocks.com
Launch Date:	September 2001
Audience Served:	Traders interested in technical analysis
Delivery Format:	Email newsletter
List Price:	Annual: $999.95/Monthly: $99.95

      The Chartman's Top Stocks is a daily email newsletter containing stock charting analysis and trading education from RealMoney.com columnist Gary B. Smith, a proponent of the rigorous stock trading methodology known as technical analysis. Mr. Smith uses market scanning and technical analysis tools to identify stocks that he believes provide the best opportunities for short-term profits.

      Subscribers receive an email every business day after the markets close analyzing several stocks that Mr. Smith thinks could generate gains in the short term using his trading methodology. His analysis is illustrated using charting software. In addition, users receive a “Big Picture” chart that provides a view of what Mr. Smith believes are overall market trends. Each issue contains a Q&A section in which Mr. Smith answers technical and strategic questions from subscribers about his approach and his thinking on the market. Subscribers also have access to the full archive of previous reports.

      The Telecom Connection

Web site:	http://www.thetelecom-connection.com
Launch Date:	February 2002
Audience Served:	Long and short-term investors focused on the telecom industry
Delivery Format:	Email newsletter
List Price:	Annual: $799.95/Monthly: $79.95

      The Telecom Connection is a weekly email newsletter that provides critical research and in-depth analysis of individual companies and macroeconomic trends in the telecommunications industry. RealMoney.com columnist Cody Willard, a former telecom industry consultant and analyst who currently manages a hedge fund, writes the report, which is aimed at both active telecom investors and industry executives.

      Two out of the four email reports distributed per month update users on Mr. Willard's model telecom stock portfolio. In these issues, Mr. Willard shares his stock picking techniques and the strategies behind them. Another email contains in-depth analysis of a particular industry and/or a particular technology within the telecom industry, and provides users with investing ideas based on companies that operate in the industry or use the technology in question. The fourth issue focuses on macro trends in the telecom industry. Each issue also contains a Q&A section. In addition, subscribers have access to a web page that displays Mr. Willard's model portfolio of recommended telecom stocks and their performance to date. Special email alerts are sent between issues when Mr. Willard sees the need to update subscribers on key events that affect portfolio holdings or when there is an important development in the telecom industry.

      TheStreet.com Value Investor (formerly known as The Turnaround Report)

Web site:	http://www.thevalueinvestor.com
Launch Date:	April 2002
Audience Served:	Long-term investors
Delivery Format:	Email newsletter
List Price:	Annual: $399.95/Monthly: $39.95

      The Value Investor is a weekly email newsletter that offers long-term investors stock picks across all industries, focusing on undervalued companies the author believes are positioned to beat the S&P 500 over a one to three-year period. The product is currently written by Jon Markman, a RealMoney.com columnist and portfolio manager. Mr. Markman uses a proprietary valuation method that combines traditional fundamental analysis with industry insights and some technical analysis to find what Mr Markman believes are optimal entry prices.

      With each issue, Mr. Markman discusses his strategies for identifying value stocks. He also provides a detailed review of selected stocks from the model portfolio of value stocks. While The Value Investor is a long-term investing newsletter, Mr. Markman also will notify subscribers when he believes a short-term opportunity or risk has arisen, ensuring users are kept up to date on his responses to these developments. Subscribers also have access to all archived newsletters.

      TheStreet.com Stocks Under $10

Web site:	http://www.stocksunder10.com
Launch Date:	May 2004
Audience Served:	Active investors
Delivery Format:	Email alerts
List Price:	Annual: $299.95/Monthly: $29.95

      TheStreet.com Stocks Under $10 is one of the Company's most successful new products. The Stocks Under $10 investment team uses its proprietary screening methodologies, based on fundamental analysis, management quality and technical analysis, to choose what it believes are the best opportunities among the universe of stocks priced under $10. Qualifications for Stocks Under $10 include: relatively unknown among Wall Street analysts, strong and/or improving company fundamentals and a compelling company story that may serve as a catalyst for growth.

      When the team identifies a stock that meets its criteria, subscribers are sent an email alerting them of the recommendation before the Stocks Under $10 investment team “buys” or “sells” the recommended stock for its own model portfolio. In addition to the email alerts, subscribers receive a weekly summary, in which the team rates the portfolio stocks according to where it believes they are headed. The product also includes online access to the model portfolio with overall performance information, initial stock purchase prices, trade dates and performance to date. Users are able to access the archive of alerts so they can monitor how the trading strategies and tactics have evolved over time.

      The Daily Swing Trade

Web site:	http://www.thedailyswingtrade.com
Launch Date:	January 2002
Audience Served:	Traders and active investors
Delivery Format:	Email newsletter
List Price:	Annual: $999.95/Monthly: $99.95

      The Daily Swing Trade contains stock analysis and trading education from RealMoney.com columnist Alan Farley, a proponent of the stock trading methodology known as swing trading and author of a best-selling book on the subject.

      Swing traders use technical analysis of market patterns and cycles to time their entry and exit points for particular stocks. Using his proprietary methodology, Mr. Farley identifies stocks he believes provide the best opportunities for profits in the short-term, ranging from a few days to several weeks, and provides technical charts and analysis.

      The product also includes an online directory, which enables subscribers to check stock positions on past charts. Each issue contains a Q&A section in which Mr. Farley answers technical and strategic questions from subscribers about his approach and his thinking on the market.

      The Trading Reports

Web site:	http://www.thetradingreports.com
Launch Date:	September 2002
Audience Served:	Day traders, swing traders and active investors
Delivery Format:	Email newsletter
List Price:	Annual: $999.95/Monthly: $99.95

      In The Trading Reports, RealMoney.com author Jeffrey Cooper, a well-known short-term trader and author of several influential books on short-term trading techniques, uses advanced technical analysis to provide individual stock trading ideas along with his macro projections on the direction of major indices. Each night, subscribers receive clear, concise, action-oriented information on what Mr. Cooper believes are the most essential aspects of day and swing trading.

      TheStreet.com Short Advisor

Web site:	http://www.shortadvisor.com
Launch Date:	March 2003
Audience Served:	Traders and active investors
Delivery Format:	Email newsletter
List Price:	Annual: $399.95/Monthly: $39.95

      TheStreet.com Short Advisor is distributed each week via email with recommendations and analysis of potential short-selling stock candidates as well as investor education concerning stock-shorting methods and tricks of the trade. Subscribers receive what our writers believe to be a timely plan for identifying over-priced stocks that present shorting opportunities. Should market conditions dictate, customers receive interim emails with changes, updates and new opportunities. They also receive exclusive access to an archive containing all past issues.

      The Dividend Stock Advisor (formerly known as The Save Safe Plan)

Web site:	http://www.dividendstockadvisor.com
Launch Date:	January 2003
Audience Served:	Long-term and conservative investors
Delivery Format:	Email newsletter
List Price:	Annual: $149.95

      The Dividend Stock Advisor is a bi-weekly email newsletter that provides advice on establishing and maintaining a well-balanced, long-term, income-producing portfolio. It was launched in response to subscriber requests for guidance in devising secure financial plans. The product is managed by David Peltier, formerly an analyst for Individual Investor magazine and currently a research associate at TheStreet.com and a contributor to RealMoney.

      Subscribers have access to material focused on personal finance issues such as tax planning, insurance, alternative methods of saving and mutual fund strategies and tactics. The newsletter also contains insight on significant news events and how individual companies are either increasing or reducing their dividend flows. The Dividend Stock Advisor also features a model portfolio of 15 to 20 dividend-yielding stocks that the author believes are well positioned for all types of market conditions and meet the product's strict financial criteria. Users also receive alerts of changes in tax laws that affect dividends and advice on how to leverage these changes to their advantage. Each issue of the product includes a Q&A section.

      The Tech Edge

Web site:	http://www.thetech-edge.com
Launch Date:	November 2001
Audience Served:	Long and short-term investors focused on the technology industry
Delivery Format:	Email newsletter
List Price:	Annual: $199.95/Monthly: $19.95

      The Tech Edge is a weekly email newsletter that contains a model portfolio of specific technology stock recommendations along with a balanced approach for investing in technology stocks, according to professional money manager Jordan Kahn. Scott Moritz, a TheStreet.com senior writer, adds his journalistic perspective, reporting on trends and news that affect the technology sector each week. This product targets active investors seeking in-depth commentary on stocks, trading and investment strategies for the technology sector.

      In addition to the email, users can follow recommendations Mr. Kahn makes to his model portfolio, which includes a complete list of all the recommended open positions along with percentage gains or losses. Each issue contains a Q&A section. Archived issues are available to all subscribers. The Company plans to relaunch this product with a new author in the second quarter of 2005.

Consumer Products Sales and Marketing

      We pursue a variety of sales and marketing initiatives to sell subscriptions to our premium products, drive traffic to our sites, license our content, expose our brand, and build our customer databases. These initiatives include establishing content syndication and subscription distribution relationships with leading companies, online direct response marketing, and engaging in an ongoing media-relations campaign. See “Risk Factors—Difficulties Associated With the Company's Brand Development May Harm Its Ability to Attract Subscribers.”

      Content Syndication and Subscription Distribution

      During 2004, we looked to expand our content syndication and subscription distribution arrangements, primarily as a way to advertise or promote our products. These relationships capitalize on the cost efficiencies of online delivery and create additional value from stories we have already produced for publication in our own products. First, by syndicating our content for other leading web sites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. Second, syndicating our content to other leading web sites that index our headlines on their stock quote result pages drives traffic back to our sites, resulting in page views and, potentially, in new subscriptions. In 2004, we syndicated our content to several publishers and financial portals, providing them with selected headlines and both free and premium stories each day, at times on a delayed basis, for co-branded publication with links to our sites.

      Our key strategic content syndication relationships include the following:

•	Yahoo! In January 2004, we signed a new content syndication and marketing agreement with Yahoo!, superseding an earlier agreement. Under the new agreement, our content is integrated throughout Yahoo! Finance, and our headline indexing arrangement has been expanded to include headlines for stories from our premium, subscription-based products. When a user clicks on a headline, he or she is taken directly to the full story, which may be hosted by Yahoo! or located back on one of our web sites. If the headline is for a premium story, the user is taken to a marketing page containing a subscription offer.

•	Forbes.com. Under our May 2004 agreement with Forbes.com, our premium products are incorporated within its offerings of investment newsletters and marketed throughout the Forbes.com network. Additionally, both free and premium story headlines are indexed on Forbes.com's stock quote result pages. When a user clicks on a headline, he or she is taken directly to the full story or (if the headline is for a premium story) to a marketing page containing a subscription offer.

•	MarketWatch. Under our January 2003 and June 2004 agreements with MarketWatch (now part of Dow Jones & Company), both our free and premium headlines are indexed on MarketWatch's stock quote result pages. A user clicking on a headline is taken directly to our site to read the full article or (if the headline is for a premium story) to a marketing page containing a subscription offer.

•	Microsoft MSN Money. Under our February 2000 agreement with Microsoft, MSN Money publishes on its web site a selection of our feature columns. In addition, we publish selected feature columns from MSN Money writers.

      In addition, during 2004, we continued to expand our subscription distribution and site traffic relationships with online financial services firms such as E*TRADE Financial and Fidelity Investments, and media companies such as BusinessWeek, Investor's Business Daily and United Online. Our new agreements with E*TRADE Financial, BusinessWeek, and Investor's Business Daily allow their customers to receive discounts on certain of our premium subscription products while our August 2004 agreement with United Online (which owns such brands as NetZero, Juno, and Classmates) allows its customers access to our stock quote result functionality and free membership offers. See “Risk Factors—Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease the Company's Subscriber and Reader Base.”

      Online Direct Response Marketing

      In 2003, we built an internal marketing infrastructure to test and launch a new online direct response marketing program to increase subscriptions to particular premium products and grow our customer database. Components of the infrastructure for the program included developing new online marketing and creative design teams and building out certain technical resources to support the effort. During early 2004, we engaged in a systematic process of testing the efficiency of different approaches for this online direct response marketing program to determine which approaches provided the best return on investment. This involved testing several different methods of promoting our consumer services via online advertising and email marketing programs with a variety of financial web sites, including Yahoo!, MSN and Quicken. Additionally, we tested smaller niche sites and lists of potential customers for their effectiveness in promoting our subscription products and building our customer databases. Technology was developed in-house to allow rapid measurement of the effectiveness of competing approaches. Based on the testing and infrastructure development, in 2004, we implemented a full scale online marketing program across many web sites including AOL, MSN, Yahoo!, Investor's Business Daily, Google, Overture, Zack's Investment Research, Kanoodle, Morningstar, and other financial sites. The set of premium products selected for the marketing program varies at any given time due to market conditions, portfolio performance, and product acceptance. We continue to work to refine the program as we apply it to other products.

      Media Relations

      We continued to engage in a media-relations campaign spanning television, print, radio, and online to raise our visibility and enhance the brand recognition and positioning of both our professional and consumer products. A column written by James J. Cramer, markets commentator for TheStreet.com and CNBC, is carried by New York magazine, a weekly magazine with a current paid circulation of over 437,000 and readership of approximately 1.8 million. In 2004, our writers and our stories were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, Dow Jones Newswires, Reuters, the Associated Press and the Chicago Tribune. In addition, some of our writers appear on television and radio, including CNBC, MSNBC, NPR and WABC. Additionally, partnering with such companies as Forbes, Microsoft, and Yahoo! to distribute our content helps to increase visibility of our brand and our individual contributors, which supports our media-relations campaign. On the subscription front, the broad reach of the Company's nationally syndicated radio program, through the penetration of new radio markets has exposed our products to new audiences, helps to increase of subscription opportunities for a number of our products, including RealMoney and Action Alerts PLUS. See “—Radio.”

Professional Products

      The Company's professional products are designed to help professional market participants whose careers depend on investing performance, including hedge fund managers, financial planners, money managers, stockbrokers and financial consultants. The Company's professional products currently include two subscription web sites and an email service:

      Street Insight

Web site:	http://www.streetinsight.com
Launch Date:	February 2002
Audience Served:	Professional investors and active investors
Delivery Format:	Web site and email alerts
List Price:	Annual: $2,200.00/Monthly: $250.00

      StreetInsight.com is a subscription web site targeting investment professionals seeking both macro and micro information on the financial markets from other professionals who operate in the daily flow of market information. The web site seeks to provide independent and thought-provoking information, giving subscribers clear, action-oriented investment and trading ideas along with market analysis that may either support or challenge a fellow professional's existing thesis. Contributors to the product include well-established hedge fund and money managers, professional traders, analysts and market strategists. Each contributes real-time commentary and analysis relating to the contributor's specialization that may include long-term investment strategies, short-term trades, industry overviews and insight into movements in the equity, fixed income, currency and option markets.

      StreetInsight.com provides proprietary features that we believe professional investors value, including:

•	A number of web logs produced by highly regarded and well known hedge fund managers that provide: (1) insight into daily market movements, (2) individual trades and/or investments that are being considered or made, and (3) market moving news, analysis and portfolio strategies.

•	Real-time coverage of corporate conference and earnings calls by specialists in the industry or company in question.

      Subscribers include retail brokers and buy-side portfolio managers, some of whom purchase subscriptions directly from the Company and some of whom purchase through their brokerage firms using what are known as “soft dollars.” Soft dollaring is the method by which institutions use trading commissions to pay brokerage firms for third party research services provided for them by the firms. See “—Professional Products Sales and Marketing—Soft Dollar Brokers.”

      TheStreet View

Launch Date:	February 2001
Audience Served:	Hedge funds and money managers
Delivery Format:	Email
List Price:	Annual: $30,000.00

      TheStreet View is a long/short equity product distributed by email. This product provides institutional investors with event-oriented, independent investment and trading ideas about publicly traded companies that often fly “under the radar” of traditional Wall Street research firms. Subscribers are primarily hedge funds and money managers who purchase subscriptions directly from the Company or through their brokers using soft dollars.

      Several times throughout the trading week, subscribers receive via email a report containing stock recommendations from the product's team of analysts and money managers. Several broker-dealers (including IRG Research, the Company's broker-dealer subsidiary) also offer TheStreet View to their institutional clients on a soft dollar basis. See “—Professional Products Sales and Marketing—Soft Dollar Brokers.”

      RealMoney Pro Advisor

Web site:	http://www. realmoneyproadvisor.com
Launch Date:	July 2002
Audience Served:	Brokers and professional advisors
Delivery Format:	Web site
List Price:	Annual: $800.00/Monthly: $80.00

      RealMoneyProAdvisor.com is a subscription web site that provides real-time equity research, financial analysis and news for financial professionals. RealMoneyProAdvisor.com is a compilation of several of the Company's consumer and professional products into one service that professionals can retrieve and understand easily. Created specifically for stockbrokers and financial advisors, this tool is designed to provide users with ideas to help stimulate their own investment process and generate investment ideas for their clients.

Professional Products Sales and Marketing

      We pursue a variety of marketing and sales initiatives for our professional offerings.

      Direct Sales

      In 2004, we continued developing a direct sales force to market our professional products, focusing on developing relationships with buy-side institutions, both at the level of the individual end-user and the corporate executive suite. We also market and sell our products directly to stockbrokers, financial advisors and investment counselors.

      Soft Dollar Brokers

      Institutions and other clients of brokerage firms often use trading commissions, known as “soft dollars,” to compensate brokerage firms for third party research services that the firms provide to them. In 2004, we continued to maintain relationships with a number of brokerage firms that offered our professional products to their customers on a soft dollar basis. In addition, after IRG Research began its operations as a broker-dealer in May 2003, several buy-side institutional customers who had previously purchased TheStreet.com products through soft dollar brokerage firms began to pay for such products by directing trading commissions through IRG Research. This practice continued in 2004.

      Online Marketing

      We also market our professional content by publishing it as special promotional features on our consumer web sites and by using our customer information database to cross-promote our professional offerings to subscribers of our consumer offerings who have indicated to us in their customer information or in surveys that they are investment professionals or are interested in professional content.

Advertising Sales

      We receive advertising revenue from the following sources:

•	Advertisement and sponsorship placements in our advertising-supported web site, TheStreet.com, and in our other subscription-based web sites;

•	Advertisement placements in our subscription-based email newsletters;

•	Delivery of stand-alone email advertisements to consumers in our customer database; and

•	Sponsorship of conferences.

      Advertising sales continues to be a significant source of revenue for the Company's electronic publishing segment, with fourth quarter 2004 advertising revenue at its highest level since the third quarter of 2000. For the full year of 2004, advertising revenue was $7.1 million, an increase of 26% from $5.6 million in 2003. This represented approximately 20% of our total net revenue. We believe that two major factors contributed to the growth in advertising sales: the continued resurgence of the online advertising market, which led to increased spending by the Company's advertisers, and the overall performance of advertising campaigns delivered by the Company, which resulted in our ability to charge higher advertising rates. Also contributing to our success in 2004 was our ability to continue attracting advertisers from outside of the financial industry (including American Airlines, General Motors, IBM, Mercedes-Benz, Smirnoff and Lexus). These advertisers generally focus on brand messaging campaigns, as opposed the direct-response campaigns that predominate in financial services. In 2004, our network of Internet web sites together generated an average of approximately 34 million page views per month.

See “Risk Factors—The Company May Have Difficulty Selling Its Advertising Inventory, a Significant Portion of Which Is Concentrated Among Its Top Advertisers.”

      Additionally, we believe that the high quality of our audience presents a desirable reader demographic for advertisers in the financial services, technology and luxury goods industries. According to a Spring 2005 @Plan survey conducted by Nielsen/NetRatings, a well-known third-party marketing research firm, the average household income of our readers is above $95,000, 90% of them own securities and approximately 29% have an investment portfolio worth at least $250,000. Additionally, according to the same study, our readers are three times more likely than the average Internet user to have an investment portfolio valued over $1,000,000 and are more than nine times more likely to trade stocks online.

Radio

      During 2004, the Company's electronic publishing segment continued to work to grow its presence on radio, which provides not only revenue, but a cost effective channel for promoting the Company's brands and products to a mass audience. We produce a financial radio program entitled “RealMoney with Jim Cramer,” as well as 30 and 60 second “Market Minute” features, which are nationally syndicated by Buckley Broadcasting Corporation (“Buckley Broadcasting”) pursuant to a December 2002 agreement that expires in July 2005. Buckley Broadcasting, the owner of WOR 710 in New York, nationally syndicates weekday and weekend long- and short-form programming to radio stations in North America.

      As of December 31, 2004, the Cramer radio program's daily Monday through Friday broadcast was carried by 77 affiliate stations and its weekend program was carried by 51 affiliate stations. The “Market Minute” features were carried by 90 affiliate stations. In total, as of December 31, 2004, more than 100 affiliate stations carried our programming. A streaming audio feed of the Cramer radio program is available to registered members of TheStreet.com on both our flagship (www.thestreet.com) and RealMoney.com (www.realmoney.com) web sites on a delayed and archived basis.

      Because radio reaches a broad audience, exposing TheStreet.com and Action Alerts PLUS brands to a group of consumers we might not reach in our normal marketing initiatives, it allows us to expand revenue opportunities in both advertising and subscription revenue. Buckley Broadcasting and the Company split the gross profit generated by advertising revenues received from the airing of the program. Radio also enables us to share in expanded revenue opportunities provided by cross-platform radio and Internet advertising programs that can be offered to advertisers looking to reach a wider audience than they would by advertising only on our web sites.

Conferences

      In 2004, the Company, in conjunction with other companies, produced several financial seminars and conferences, including a financial fair co-hosted with Buckley's WOR 710 radio station in October 2004 and an “Active Risk Trading Seminar” with Optionetics in September 2004. Producing events this way enables the Company to extend its brand into investor education and to generate revenue, while using the operational and promotional resources of a partner.

Securities Research and Brokerage Segment

Industry Background

      After the stock market's technology “bubble” burst in early 2000, investment banking revenue at traditional Wall Street investment banking and brokerage firms decreased precipitously. Additionally, regulatory changes were forced on these firms in the wake of revelations in 2001 that research provided by many of them had been corrupted by the business needs of their investment banking departments. These changes made it more difficult for them to use revenue from investment banking to subsidize research. As a result, these firms dramatically curtailed their research department budgets as customer trust in their research plummeted. Coverage of small and mid-capitalization stocks was cut back in favor of large capitalization companies. In 2002, in the belief that these trends created an opportunity to provide high-quality, independent equity research on small- to mid-capitalization stocks to the growing cohort of hedge funds and other buy-side firms, the Company created IRG Research.

Overview

      In October 2002, the Company formed IRG Research as a wholly owned subsidiary to provide institutional investors with high-quality independent equity research. IRG Research was approved for admission to the NASD as a broker-dealer and began publishing research in April 2003. Its in-house trading desk, which executes equity trades on the NYSE, AMEX and NASDAQ for institutional clients, became operational in December 2003. Today, IRG Research provides proprietary equity research, and brokerage and trading services to more than 200 institutional clients, which include hedge funds and money management firms.

Research

      IRG Research was formed in order to serve institutional investors' growing demand for independent research on small to mid-cap companies that have not been covered or have received limited coverage from traditional Wall Street firms, and this mission remains its primary focus. As of December 31, 2004, IRG employed nine research analysts, covering approximately 75 small to mid-cap companies in the following nine industry sectors: communications equipment, communications services and infrastructure, energy, financial services, graphics and imaging, satellite and cable, specialty retail—hardlines, specialty retail—softlines, and technology. We believe that these sectors represent some of the fastest growing industry and company opportunities in the market, which will help drive demand for the firm's equity research. In an effort to serve its institutional clients, IRG Research analysts strive to find undervalued companies within these sectors that have been overlooked by the markets, and to deliver timely recommendations to clients to enable them to take advantage of opportunities. As a small, boutique firm, IRG Research can also offer its institutional clients the opportunity to communicate directly with its analysts to discuss their research reports, enabling it to build lasting relationships.

      IRG Research has also begun to offer consultative research in addition to its proprietary fundamental research, in an effort to expand its customer base to buy-side firms that focus on particular industries, such as health care. Accordingly, IRG Research entered into an agreement with MDRx Financial, Inc., a pharmaceutical and healthcare research provider (“MDRx”), pursuant to which IRG Research will have the exclusive right to offer MDRx's consultative pharmaceutical research and proprietary data to its institutional client base. IRG also expects to provide its clients with proprietary retail pharmacy prescription and biotechnology data not currently available in the market. See “Risk Factors—The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development” and “Risk Factors—IRG Research's Revenue May Not Be Sufficient to Cover its Expenses.”

Institutional Sales and Trading

      The firm's sales professionals focus on communicating investment ideas to its clients, particularly in stocks covered by its analysts. On IRG Research's trading desk, its trading professionals execute trades in listed securities, which are cleared through the firm's clearing broker, Bear, Stearns Securities Corp.

Customer Base

      IRG Research's customer base is institutional, and includes hedge funds and mutual funds. The firm grew its business substantially during 2004 by attracting new institutional customers to use its research and its in-house trading services. During 2004, IRG Research transacted brokerage business with approximately 200 institutional customers, up from approximately 60 in 2003. We believe the number of active institutional accounts will continue to grow in 2005 as the firm continues its expected hiring of additional sales and trading professionals and further expansion of its research coverage.

Sales and Marketing

      IRG Research engages in several initiatives to market its services to potential clients. First, it has continued its arrangement with Thomson Financial to include its earnings estimates in Thomson First Call's earnings consensus reports, and expanded the relationship in January 2004 to include the distribution of the firm's research reports through Thomson First Call's “Research Direct” service. IRG Research has also established an in-house marketing group, which develops and coordinates events designed to provide clients and potential clients with opportunities to meet and interact with the firm's research analysts. This group further augments IRG Research's independent equity research platform by providing clients direct access to key industry participants, management teams, and industry experts, at events including one on one meetings, group lunches, dinners and industry seminars, such as the “TV-On-Demand Summit,” which took place in November, 2004. These events build and strengthen the firm's relationships with key constituencies, such as clients, prospective clients and the companies it covers.

      In addition, IRG Research has secured press placements and media appearances for its research analysts. During 2004, several of the firm's research analysts were quoted in articles published by numerous publications, including The Wall Street Journal, The New York Times, Barrons, Dow Jones Newswire, and Business Week and Fortune magazines, and made guest appearances on CNNfn, Bloomberg Television and various CNBC programs.

Competition

      Our operating segments face competition for customers, advertisers, employees and contributors from financial news and information sources, and from many other types of companies. The chief competitors of our electronic publishing segment include:

•	online services or web sites focused on business, finance, or investing such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, CBS.MarketWatch.com (recently purchased by Dow Jones & Company) and The Motley Fool;

•	publishers and distributors of traditional media focused on finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs;

•	investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing;

•	equity research boutiques such as Argus Research and Fulcrum Global Partners;

•	information and analysis providers such as Standard & Poors; and

•	those involved in the creation and production of investor education conferences.

      With respect to our securities research and brokerage segment, IRG Research is a relatively new entrant into the institutional proprietary equity research business, and faces significant competition from established Wall Street investment banking firms, other large financial institutions, equity research boutiques and other securities professionals that offer similar information and enjoy more firmly established customer relationships.

      Our ability to compete depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of our content and that of competitors, the ease of use of services developed by us and by our competitors, and the effectiveness of sales and marketing efforts we and our competitors conduct. See “Risk Factors—Intense Competition Could Reduce the Company's Market Share and Harm Its Financial Performance.”

Infrastructure, Operations & Technology

      The Company's technological infrastructure is built and maintained for reliability, security, flexibility and high performance. This infrastructure is hosted primarily at a Savvis Communications Corporation (“Savvis”) facility in Jersey City, New Jersey.

      Our proprietary content-management system allows our stories and market journals to be prepared for publication to a large distribution audience. The system enables us to distribute our content economically and efficiently to multiple destinations in a variety of technical formats. Our subscription management system is based on proprietary software. This system allows us to communicate automatically with readers during their free-trial and subscription periods. The system is capable of yielding a wide variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

      Our proprietary eCommerce platform controls user access to a wide array of product offerings. The system automatically controls all aspects of online daily credit card billing, based upon user selected billing terms. All financial revenue recognition reports are automatically generated, providing detailed reporting on all account subscriptions. This allows a user to sign up and pay for an online product for his or her selected subscription term (annual or monthly) without any manual staff intervention at the Company.

      Our operations are dependent in part on our ability and that of Savvis to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See “Risk Factors—System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company's Reputation.”

      Operational and technological functions necessary to the operation of IRG Research, which operates our securities research and brokerage segment, including administrative, accounting and technology functions, are handled by TheStreet.com, Inc., pursuant to a services agreement between the two companies.

Intellectual Property

      To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Additionally, we aggressively police Internet message boards and other web sites for copyrighted content that has been republished without our permission. Although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claims that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate certain licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot provide assurance that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See “Risk Factors—The Company May Not Adequately Protect its Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others.”

Employees

      As of December 31, 2004, the Company had 168 employees. This includes 126 employees of TheStreet.com, Inc., of whom 49 worked in editorial, 33 in sales and marketing, 24 in technology and 20 in finance and administration, and 42 employees of its wholly-owned subsidiary, IRG Research, including 11 institutional sales representatives, three traders, five sales traders, nine research analysts and 14 research and sales support staff. The Company has never had a work stoppage and none of its personnel is represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

      We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. Since 2001, the Company's activities have evolved to include the offering of stand-alone products providing impersonal investment advice such as stock and investment strategy recommendations to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, in 2002 the Company registered with the SEC as an investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”) and is now subject to the Advisers Act and the rules and regulations thereunder, which impose, among other things, various recordkeeping, reporting and disclosure requirements. IRG Research, which was admitted to the NASD as a broker-dealer, is subject to the provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and regulations promulgated thereunder, as well as the Membership and Registration Rules of the NASD, one of the self-regulatory organizations (together with The New York Stock Exchange) to which much of the regulation of broker-dealers has been delegated. The NASD adopts rules (subject to approval by the SEC) governing the industry and conducts periodic examinations of broker-dealers. Broker-dealers are also subject to regulation by state securities authorities in the states in which they do business. As a broker-dealer, IRG is subject to the net capital requirements of the SEC and NASD, which specify minimum levels of capital, in accordance with regulatory requirements, that each firm is required to maintain. See “Risk Factors—Government Regulation and Legal Uncertainties.”

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

Available Information

      The Company's web site is located at http://www.thestreet.com. The Company makes available free of charge, on or through its web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company's web site is not part of this report or any other report filed with the SEC.

Item 2. Properties.

      Our principal administrative, sales, marketing, technology and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York City, New York. Our West Coast bureau is located in approximately 1,870 square feet of office space in San Francisco, California. Our communications and network infrastructure is hosted at a Savvis facility in Jersey City, New Jersey.

      In May 2004, IRG Research entered into an agreement to lease approximately 16,100 square feet of new principal office space at 44 Wall Street in New York City, New York, occupying the space in September 2004.

Item 3. Legal Proceedings.

      On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce

Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.'s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action, including Mr. Cramer, has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company's insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

      Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the difference, if any, between $1 billion and the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses.

      Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. In the event the settlement does not receive final court approval and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition, results of operations, and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities.

      Our Common Stock has been quoted on the Nasdaq National Market under the symbol TSCM since our initial public offering on May 11, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq National Market.

	Low	High
2003
First quarter	$2.42	$3.26
Second quarter	$3.11	$5.43
Third quarter	$4.29	$5.64
Fourth quarter	$4.06	$5.11
2004
First quarter	$4.04	$5.07
Second quarter	$3.24	$4.55
Third quarter	$3.02	$3.77
Fourth quarter	$3.24	$4.40

      On March 11, 2005, the last reported sale price for our Common Stock was $4.36 per share.

Holders

      The number of holders of record of our Common Stock on March 11, 2005 was 323, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

      There were no dividends or other distributions made by us during the fiscal years ended December 31, 2004 and 2003. We do not expect to pay cash dividends to the holders of our Common Stock in the foreseeable future.

Issuer Purchases of Equity Securities

      The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2004.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit )	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
October 1–31, 2004	—	$—	—	$2,678,878
November 1–30, 2004	—	$—	—	$2,678,878
December 1–31, 2004	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

*	In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company's Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date.

Item 6. Selected Financial Data.

      The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2004, 2003 and 2002, and the balance sheet data as of December 31, 2004 and 2003, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)

Statement of Operations Data:
Net revenue: (see note a)
Subscription	$22,417	$18,503	$14,909	$9,073	$8,334
Advertising	7,066	5,602	4,372	5,023	13,180
Commission	4,473	805	—	—	—
Other	1,267	1,189	1,566	1,162	1,794

Total net revenue	35,223	26,099	20,847	15,258	23,308

Operating expense:
Cost of services	15,400	13,491	11,766	16,441	24,970
Sales and marketing	12,690	7,067	6,319	10,804	22,488
General and administrative	9,002	7,342	7,538	9,173	11,553
Depreciation and amortization	806	2,285	4,031	5,359	1,693
One-time lease termination costs	393	—	—	—	—
Noncash compensation	—	323	998	1,064	1,371
Restructuring (gain) expense	—	—	(77)	(3,336)	17,576
Settlement charge	—	—	—	2,536	—
Asset (recovery) impairment	(500)	—	—	4,054	—
Severance expense	—	—	—	972	—

Total operating expense	37,791	30,508	30,575	47,067	79,651

Operating loss	(2,568)	(4,409)	(9,728)	(31,809)	(56,343)
Net interest income	379	370	647	2,179	5,595
Gain on sale of investment	—	—	185	—	—

Net loss from continuing operations	(2,189)	(4,039)	(8,896)	(29,630)	(50,748)
Discontinued operations:
Loss from discontinued operations	—	—	—	—	(10,200)
Gain (loss) on disposal of discontinued operations	—	—	210	400	(1,003)

Net loss	$(2,189)	$(4,039)	$(8,686)	$(29,230)	$(61,951)

Net (loss) income per share—basic and diluted:
Continuing operations	$(0.09)	$(0.17)	$(0.38)	$(1.14)	$(1.94)
Discontinued operations	—	—	0.01	0.02	(0.43)

Net loss	$(0.09)	$(0.17)	$(0.37)	$(1.12)	$(2.37)

Weighted average basic and diluted shares outstanding	24,529	23,864	23,559	26,032	26,106

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents, restricted cash and short term investments	$32,075	$28,458	$29,049	$33,739	$72,160
Working capital	19,052	18,984	19,635	23,909	54,728
Total assets	40,077	37,197	39,428	46,888	100,408
Long-term obligations, less current maturities	258	277	311	395	—
Total stockholders' equity	25,383	25,987	29,109	36,811	71,380

(a) In November 2000, the Company's Board of Directors decided to discontinue the Company's U.K. operations. As a result, the operating results relating to the U.K. operations have been segregated from continuing operations and reported as discontinued operations in a separate line item on the consolidated statements of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Statements contained in this annual report on Form 10-K relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this annual report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

      The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes thereto.

Overview

History

      TheStreet.com, Inc. (collectively, with its wholly-owned subsidiaries, the “Company”) was organized in June 1996 as a Delaware limited liability company and converted to a Delaware C-corporation in May 1998. The Company operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company's electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and conference attendees. The Company's securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

      In October 2002, the Company formed Independent Research Group LLC (“IRG Research”), a Delaware limited liability company, as a separate, wholly owned subsidiary to bring high-quality, independent equity research to institutional clients. In April 2003, IRG Research was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG Research established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. In January 2004, IRG Research announced the commencement of in-house equity trading operations on behalf of its clients.

Current State of the Company

      The Company's total revenue for 2004 was $35.2 million, an increase of 35% over total revenue in 2003 of $26.1 million. Net revenue for the fourth quarter 2004 was $9.5 million, an increase of 29% over fourth quarter 2003 net revenue of $7.4 million. For the second time in its history, the Company earned a profit, reporting net income of $731,000 for the fourth quarter 2004, as compared to a net profit of $154,000 for the fourth quarter 2003.

      Approximately $30.7 million, or 87%, of the Company's total revenue was received by its electronic publishing segment, which is operated through TheStreet.com, Inc. Subscription revenue increased approximately 21% year over year, to $22.4 million in 2004, as compared to $18.5 million in 2003. Advertising revenue increased approximately 26% year over year, to $7.1 million in 2004, as compared to $5.6 million in 2003. On the expense side, the Company's electronic publishing segment's operating expenses increased approximately 3% year over year, to $27.5 million in 2004, as compared to approximately $26.7 million in 2003.

      The year over year revenue growth in the Company's electronic publishing segment's subscription revenue was due in large part to the Company's success in marketing its products to a wider audience and to its ability to sell higher-priced products to its existing customers. The Company increased sales and marketing expenditures for its electronic publishing segment during the year ended December 31, 2004 to $8.0 million, as compared to $6.3 million for the year ended December 31, 2003, as it expanded its online direct response marketing efforts. The marketing program involves the promotion of the Company's consumer services via online direct response advertising, email marketing campaigns and co-marketing agreements with a variety of popular financial web sites, both large and small. Although the resurgence in the online advertising market helps the Company increase its advertising revenue, it has also made it more expensive to acquire new customers. As a result, in 2005, the Company will seek to expand its use of co-marketing arrangements that do not require up-front customer acquisition expenditures. The Company's online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, which enables the Company to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns. As a result of the foregoing, the Company expects its 2005 sales and marketing expenditures to be flat or to increase slightly from 2004 levels.

      The year over year increase in the electronic publishing segment's advertising revenue was primarily due to improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company and the in-house deployment of a dynamic advertisement-serving capability that allowed the Company to serve a variety of advertising formats. The increase in operating expenses was primarily the result of the previously mentioned increased online advertising costs, higher compensation, one time lease termination costs and consulting fees, partially offset by decreases in both depreciation and amortization and non-cash compensation expenses.

      The Company's securities research and brokerage segment is operated through its wholly-owned IRG Research subsidiary, which was created in the fourth quarter of 2002. Since IRG Research was essentially a start-up business in 2003 and began receiving revenue in May 2003 after its admission to the NASD as a broker-dealer at the end of April, the segment incurred $3.8 million in expenses and received only $0.8 million in revenue in the year ended December 31, 2003. Due to the expansion of its research, sales and marketing staffs in the year ended December 31, 2004 and the commencement in January 2004 of in-house execution of client trades, IRG Research's revenues and expenses experienced significant growth, increasing to approximately $4.5 million in revenue and $10.3 million in expenses during the year ended December 31, 2004. The industry trend among large brokerage firms to reduce the size and expense of their research departments and the subsequent reduction of coverage of small capitalization stocks had led, for much of the past year, to greater availability of talented research analysts. However, the Company has recently seen competition for talented research analysts beginning to increase, leading to higher compensation costs. Notwithstanding the increased competition, the Company currently intends to continue to devote resources to this segment, further increasing the staff of the firm’s research analyst, sales and trading departments in order to grow revenue.

      The Company believes that, by focusing its services on small- to mid-capitalization stocks that have not been covered or have received limited coverage from traditional Wall Street firms, the Company can become a preferred research resource and trading partner of hedge funds and buy-side institutions that invest in smaller stocks. The Company also believes that the combination of fundamental and consultative research will help expand its customer base. Accordingly, the firm recently entered into an arrangement with MDRx Financial, Inc. (“MDRx”) pursuant to which IRG Research will have the exclusive right to offer MDRx's innovative research to its institutional client base. IRG Research also expects to provide its clients with proprietary retail pharmacy prescription and biotechnology data it believes is not currently available in the market on a cost-effective basis.

      The Company believes that its current cash and cash equivalents will be sufficient to meet the anticipated cash needs of both the Company's electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. See “—Liquidity and Capital Resources.”

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

Subsequent Events

      On January 12, 2005, the Company announced the hiring of Allen & Company LLC (“Allen”), a New York investment bank, to assist its board of directors in considering possible strategic alternatives for enhancing stockholder value. There is no definitive agreement with respect to, and no decision has been made as to whether the Company will engage in, a transaction or transactions resulting from the board of directors' consideration of strategic alternatives. Most of the consideration to be paid to Allen is contingent upon the successful completion of a transaction.

      Effective January 20, 2005, the Company established a Retention Program (the “Program”), pursuant to which each of certain eligible employees would receive (1) retention benefits provided for under the Program in the event of a change of control (as defined in the Program) and (2) termination benefits provided for under the Program if his or her employment is terminated without cause (as defined in the Program) or if such individual resigns for good reason (as defined in the Program) in connection with a change of control.

Critical Accounting Policies and Estimates

General

      The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts receivable, the useful lives of fixed assets, the valuation of goodwill, intangible assets and investments, as well as accrued expense estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

      The Company generates its revenue primarily from subscriptions, advertising, and commissions.

      Subscription revenue represents customer subscriptions that provide subscribers access to investment commentary, advice, analysis and news. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Net subscription revenue is recognized ratably over the subscription period. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

      Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company's web sites, as well as from conference sponsorships, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company's web sites “click-through” to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

      Commission revenue arises from trades placed through the Company's broker-dealer subsidiary, or by cash payments in return for research provided, by its institutional clients. Commission revenue and related expenses are recognized on a trade date basis.

      Other revenue consists primarily of revenue related to James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenue, conference attendee revenue, reprint revenue and, in 2002, royalties earned from the Company's investing book.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers to make required payments and for paid subscriptions that are cancelled and refunded or charged back by the subscriber. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Although results of prior estimates have generally been in line with management's expectations, should the financial condition of the Company's advertisers and subscribers deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

      Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company's financial statements. Based upon annual impairment tests as of September 30, 2004 and 2003, no impairment was indicated for the Company's goodwill and intangible assets with indefinite lives.

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

Stock Based Compensation

      The impact of stock-based compensation expense based upon the fair value method has been significant to reported pro forma results of operations and per share amounts (see Note 1 to the consolidated financial statements). The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model and includes several assumptions, including the risk-free interest rate and the expected volatility of the Company's common stock price. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated total pro forma expense for the year ended December 31, 2004 would increase by approximately $34,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated total pro forma expense for the year ended December 31, 2004 would increase by approximately $207,000. Because options are expensed over four years from the date of grant, the foregoing estimated increases include potential expense for options granted during the years ended December 31, 2004, 2003, 2002, 2001 and 2000. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), we used the weighted average of such variable for all grants issued in a given year.

Legal Contingencies

      On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.'s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company's insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

      Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the difference, if any, between $1 billion and the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses.

      Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. In the event the settlement does not receive final court approval and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition, results of operations, and cash flows.

Results of Operations

      To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company's securities research and brokerage segment, which is operated by IRG Research, including administrative, financial, legal and technology functions, are handled by the Company's electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. Costs allocated to the securities research and brokerage segment totaled $2,304,656 and $845,190 for the years ended December 31, 2004 and 2003, respectively. This increase was primarily attributable to an increase in headcount at IRG Research, from an average of approximately 13 in 2003 to an average of approximately 37 in 2004. Given the nascent stage of development of the Company's equity research subsidiary, which was first created in late October 2002, for the year ended December 31, 2002, the Company allocated resources and assessed performance on a single-segment basis.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

      Net Revenue

	For the Year Ended December 31,		Change
	2004	2003	Amount	Percent

Net revenue:
Subscription	$22,416,934	$18,502,665	$3,914,269	21%
Advertising	7,066,300	5,602,483	1,463,817	26%
Commission	4,473,201	805,075	3,668,126	456%
Other	1,266,537	1,188,720	77,817	7%

Total net revenue	$35,222,972	$26,098,943	$9,124,029	35%

      Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. All subscription revenue is attributable to the Company's electronic publishing segment.

      The increase in subscription revenue is primarily attributable to an increase in the number of subscribers associated with Action Alerts PLUS, The Telecom Connection and RealMoney Pro Advisor, together with revenue from TheStreet.com Stocks Under $10, a new subscription-based product launched in June 2004, the sum of which totals $5,501,736, partially offset by a decrease in revenue due to a decline in the number of subscribers associated with TheStreet View, RealMoney.com, Street Insight, The Trading Reports and The Chartman's Top Stocks, the sum of which totals $1,550,711. For the year ended December 31, 2004, approximately 66% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the year ended December 31, 2003.

      The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2004, and 2003.

      Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company's web sites, as well as from conference sponsorships. In 2004, the Company recorded no revenue from conference sponsorships. For this reason, the comparison of 2004 and 2003 advertising revenue below excludes conference sponsorship revenue recorded by the Company in 2003. All advertising revenue is attributable to the Company's electronic publishing segment.

      The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company's advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates. During the year ended December 31, 2004, the Company achieved a 37% increase in revenue per 1,000 revenue generating page views, when compared to the year ended December 31, 2003. This increase was partially offset by a decrease of 2% in total revenue generating page views.

      For the year ended December 31, 2004, approximately 71% of the Company's advertising revenue was derived from advertising sponsorship contracts, as compared to approximately 75% for the year ended December 31, 2003. The number of advertisers for the year ended December 31, 2004, was 91, as compared to 102 for the year ended December 31, 2003.

      For the year ended December 31, 2004, the Company's top five advertisers accounted for approximately 43% of its total advertising revenue, as compared to approximately 38% for the year ended December 31, 2003. For the year ended December 31, 2004, one advertiser accounted for 12.5% of total advertising revenue.

      Commission. Commission revenue arises from trades placed through the Company's broker-dealer subsidiary by its institutional clients, or by direct cash payments, allowing it to collect commissions on such trades for both the equity research it provides, as well as for the institutional products produced by the Company's electronic publishing segment. The Company's broker-dealer subsidiary began receiving commission revenue in May 2003. All commission revenue is attributable to the Company's securities research and brokerage segment.

      The increase in commission revenue is the result of the segment's experiencing a full year of revenue-generating operating activity during the year ended December 31, 2004, as compared to eight months during the year ended December 31, 2003, and an increase in trading activity conducted by the segment as a result of its commencement of in-house trade execution in late December 2003.

      Other. Other revenue consists primarily of revenue related to James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenue and conference attendee revenue. All of the other revenue is attributable to the Company's electronic publishing segment.

      The increase in other revenue is primarily the result of additional revenue related to Mr. Cramer's radio program totaling $135,428, partially offset by decreases in conference attendee revenue, reprint revenue and Internet chats, the sum of which totals $51,336.

      Operating Expense

	For the Year Ended December 31,		Change
	2004	2003	Amount	Percent

Operating expense:
Cost of services	$15,399,815	$13,491,478	$1,908,337	14%
Sales and marketing	12,690,448	7,067,311	5,623,137	80%
General and administrative	9,002,103	7,341,771	1,660,332	23%
Depreciation and amortization	805,479	2,285,320	(1,479,841)	(65%	)
One-time lease termination costs	392,851	—	392,851	N/A
Asset (recovery) impairment	(500,000)	—	(500,000)	N/A
Noncash compensation	—	322,897	(322,897)	(100%	)

Total operating expense	$37,790,696	$30,508,777	$7,281,919	24%

      Cost of services. The increase in cost of services on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased fees paid to non-employee content providers and higher consulting and recruiting fees, the sum of which totals $1,762,394, partially offset by reduced conference related expenses totaling $73,369.

      Cost of services for the Company's electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to outside contributors, licensing fees payable to content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company's electronic publishing segment increased to $11,843,304 for the year ended December 31, 2004, as compared to $11,421,045 for the year ended December 31, 2003. This increase is primarily the result of higher compensation and related costs combined with increased fees paid to non-employee content providers and higher consulting fees, the sum of which totals $531,317, partially offset by reduced conference related expenses totaling $73,369.

      Cost of services for the Company's securities research and brokerage segment includes compensation and benefits for its research and broker staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company's securities research and brokerage segment increased to $3,556,511 for the year ended December 31, 2004, inclusive of costs allocated from the Company's electronic publishing segment totaling $830,397, as compared to $2,070,433 for the year ended December 31, 2003, inclusive of costs allocated from the Company's electronic publishing segment totaling $257,535. This increase is primarily attributable to higher compensation and related costs, (inclusive of higher intercompany cost allocations), combined with increased recruiting fees, the sum of which totals $1,234,446.

      Sales and marketing. The increase in sales and marketing expense on a consolidated Company-wide basis is primarily the result of increased compensation and related costs, as well as higher online advertising and external trading related expenses, the sum of which totals $5,440,284.

      Sales and marketing expense for the Company's electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service and conference departments. Sales and marketing expense for the Company's electronic publishing segment increased to $8,018,461 for the year ended December 31, 2004, as compared to $6,262,667 for the year ended December 31, 2003. This increase is primarily the result of higher online advertising costs totaling $2,060,264, partially offset by a reduction in compensation and related costs totaling $189,050.

      Sales and marketing expense for the Company's securities research and brokerage segment consists primarily of compensation expense for its direct sales force, direct trading costs, as well as marketing and promotion expenses. Sales and marketing expense for the Company's securities research and brokerage segment increased to $4,671,987 for the year ended December 31, 2004, inclusive of costs allocated from the Company's electronic publishing segment totaling $19,637, as compared to $804,644 for the year ended December 31, 2003, inclusive of costs allocated from the Company's electronic publishing segment totaling $8,672. This increase is primarily the result of higher compensation and related costs due to the build up of the segment's sales force, increased external trading related costs due to the increase in trading activity, as well as higher travel and entertainment costs, the sum of which totals $3,680,860.

      General and administrative. The increase in general and administrative expense on a consolidated Company-wide basis is primarily the result of higher compensation and related costs combined with increased legal, consulting, accounting and board member fees, the sum of which totals $1,510,603.

      General and administrative expense for the Company's electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company's electronic publishing segment increased to $7,081,891 for the year ended December 31, 2004, as compared to $6,549,217 for the year ended December 31, 2003. This increase is primarily the result of higher compensation and related costs as well as increased accounting and consulting fees, the sum of which totals $710,862, partially offset by reduced insurance expenses totaling $110,934.

      General and administrative expense for the Company's securities research and brokerage segment consists primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company's securities research and brokerage segment increased to $1,920,212 for the year ended December 31, 2004, inclusive of costs allocated from the Company's electronic publishing segment totaling $1,318,598, as compared to $792,554 for the year ended December 31, 2003, inclusive of costs allocated from the Company's electronic publishing segment totaling $468,156. This increase is primarily the result of higher compensation and related costs, as well as increased insurance expenses, which are primarily the result of increased intercompany cost allocations, together with higher rent expense and legal fees, the sum of which totals $899,865.

      Depreciation and amortization. Depreciation and amortization expense for the Company's electronic publishing segment decreased to $655,747 for the year ended December 31, 2004, as compared to $2,175,629 for the year ended December 31, 2003. The decrease is attributable to fully depreciated assets and reduced capital expenditures.

      Depreciation and amortization expense for the Company's securities research and brokerage segment totaled $149,732 for the year ended December 31, 2004, inclusive of costs allocated from the Company's electronic publishing segment totaling $128,678, as compared to $109,691 for the year ended December 31, 2003, all of which resulted from costs allocated from the Company's electronic publishing segment.

      One-time lease termination costs. The Company recognized a lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company's IRG Research subsidiary under the services agreement between the two companies. In September 2004, when the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. As TheStreet.com, Inc., which operates the electronic publishing segment, was the signatory on the Two Rector Street lease agreement, all one-time lease termination costs relating to the disposition of that space are attributable to the Company's electronic publishing segment.

      Asset (recovery) impairment. In December 1999, the Company purchased a 19.99% interest in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. In December 2001, the Company concluded that its investment in BusinessNet was not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. In October 2004, the Company entered into agreements with Ha'aretz Daily Newspaper Ltd. (“Ha'aretz”), the majority shareholder of BusinessNet, pursuant to which the Company agreed to sell its interest in BusinessNet and assign its rights and obligations to Ha'aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004.

      Noncash compensation. There was no noncash compensation expense for the Company's electronic publishing segment for the year ended December 31, 2004, as compared to $321,082 for the year ended December 31, 2003.

      There was no noncash compensation expense for the Company's securities research and brokerage segment for the year ended December 31, 2004, as compared to $1,815 for the year ended December 31, 2003, all of which resulted from costs allocated from the Company's electronic publishing segment.

      In 1998 and the first three months of 1999, the Company granted options to purchase shares of its common stock at exercise prices that were less than the fair market value of the underlying shares of common stock on the dates of grant. This resulted in deferred compensation expense incurred over the period that these options vested, the latest of which occurred in March 2003. The Company recorded noncash compensation expense of $190,955 during the year ended December 31, 2003 for these below fair market value options. Because the last of the options awarded at less than fair market value vested in March 2003, the Company recorded no noncash compensation expense relating to these options in 2004.

      On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was amortized over the two-year period of his service to the Company. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $36,021 for these options. Because the two-year period of service to the Company for which these options were awarded was completed in 2003, the Company recorded no noncash compensation expense relating to these options in 2004.

      On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was amortized over the two-year period of his service to the Company. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $95,921 for these options. Because the two-year period of service to the Company for which these options were awarded was completed in 2003, the Company recorded no noncash compensation expense relating to these options in 2004.

      Net Interest Income

	For the Year Ended December 31,		Change
	2004	2003	Amount	Percent
Net interest income	$379,166	$370,336	$8,830	2%

      Net interest income for the Company's electronic publishing segment increased to $362,211 for the year ended December 31, 2004, as compared to $360,550 for the year ended December 31, 2003.

      Net interest income for the Company's securities research and brokerage segment totaled $16,955 for the year ended December 31, 2004, inclusive of net expense allocated from the Company's electronic publishing segment totaling $7,346, as compared to $9,786 for the year ended December 31, 2003, inclusive of net interest income allocated from the Company's electronic publishing segment totaling $679.

Comparison of Fiscal Years Ended December 31, 2003 and 2002

      Net Revenue

	For the Year Ended December 31,		Change
	2003	2002	Amount	Percent

Net revenue:
Subscription	$18,502,665	$14,908,512	$3,594,153	24%
Advertising	5,602,483	4,371,584	1,230,899	28%
Commission	805,075	—	805,075	N/A
Other	1,188,720	1,566,590	(377,870)	(24%	)

Total net revenue	$26,098,943	$20,846,686	$5,252,257	25%

      Subscription. All subscription revenue is attributable to the Company's electronic publishing segment.

      The increase in subscription revenue was primarily the result of increased subscribers associated with Action Alerts PLUS and Street Insight (formerly known as RealMoney Pro), as well as increased revenue from several subscription-based products launched during the year ended December 31, 2002, such as The Trading Reports, launched during October 2002, TheStreet.com Value Investor (formerly known as The Turnaround Report), launched during April 2002, and The Telecom Connection, launched during March 2002, the sum of which totaled $4,178,970, partially offset by a decrease in revenue associated with The Chartman's Top Stocks and RealMoney.com, the sum of which totaled $536,839. For the year ended December 31, 2003, approximately 65% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 56% for the year ended December 31, 2002. This increase in the proportion of annual subscription revenue was primarily attributable to the Company's efforts to convert monthly subscribers into annual subscribers.

      The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks during the year ended December 31, 2003, totaled less than 1% of gross subscription revenue for the period, as compared to approximately 3% during the year ended December 31, 2002.

      Advertising. All advertising revenue is attributable to the Company's electronic publishing segment.

      The increase in advertising revenue was primarily the result of improved conditions in the online advertising market, increased conference sponsorships, and improvements in the Company's advertising sales infrastructure and selling techniques. During the year ended December 31, 2003, the Company achieved a 41% increase in revenue per 1,000 revenue generating page views, when compared to the year ended December 31, 2002. This increase was partially offset by a decrease of 14% in total revenue generating page views.

      For the year ended December 31, 2003, 75% of the Company's advertising revenue, excluding conference sponsorship revenue, was derived from sponsorship contracts, as compared to 55% for the year ended December 31, 2002. The number of advertisers, excluding conference sponsorships, for the year ended December 31, 2003 was 102, as compared to 100 for the year ended December 31, 2002.

      For the year ended December 31, 2003, the Company's top five advertisers accounted for approximately 38% of its total advertising revenue, excluding conference sponsorship revenue, as compared to approximately 46% for the year ended December 31, 2002.

      Commission. The Company's broker-dealer subsidiary began receiving commission revenue in May, 2003. All commission revenue is attributable to the Company's securities research and brokerage segment.

      Other. All other revenue is attributable to the Company's electronic publishing segment.

      The decrease in other revenue was primarily the result of the absence of a one-time $150,000 payment received from the WTC Recovery Grant Program during the year ended December 31, 2002 as compensation for revenue lost as a result of the September 11th attacks, the absence in the year ended December 31, 2003 of royalties earned from the Company's investing book which totaled $136,625 for the year ended December 31, 2002, as well as reduced revenue related to conference attendees ($119,640) and syndication agreements ($94,500). This was partially offset by $177,913 of additional revenue related to Mr. Cramer's radio program.

      Operating Expense

	For the Year Ended December 31,		Change
	2003	2002	Amount	Percent

Operating expense:
Cost of services	$13,491,478	$11,765,667	$1,725,811	15%
Sales and marketing	7,067,311	6,319,406	747,905	12%
General and administrative	7,341,771	7,537,857	(196,086)	(3%	)
Depreciation and amortization	2,285,320	4,030,531	(1,745,211)	(43%	)
Noncash compensation	322,897	998,473	(675,576)	(68%	)
Restructuring	—	(77,468)	77,468	100%

Total operating expense	$30,508,777	$30,574,466	$(65,689)	(0%	)

      Cost of services. Cost of services for the Company's electronic publishing segment decreased to $11,421,045 for the year ended December 31, 2003, as compared to $11,701,707 for the year ended December 31, 2002. This decrease was primarily the result of lower content licensing fees, consulting costs and data center hosting fees, the sum of which totaled $535,065, partially offset by higher fees paid to outside contributors and computer related service costs, the sum of which totaled $227,441.

      Cost of services for the Company's securities research and brokerage segment totaled $2,070,433 for the year ended December 31, 2003, inclusive of costs allocated from the Company's electronic publishing segment totaling $257,535, as compared to $63,960 for the year ended December 31, 2002.

      Sales and marketing. Sales and marketing expense for the Company's electronic publishing segment decreased to $6,262,667 for the year ended December 31, 2003, as compared to $6,319,406 for the year ended December 31, 2002. This decrease was primarily the result of reduced advertising, content distribution, and research expenses, the sum of which totaled $382,410, partially offset by increased salaries and commissions attributable to the build-up of the segment's direct sales force, the sum of which totaled $360,036.

      Sales and marketing expense for the Company's securities research and brokerage segment totaled $804,644 for the year ended December 31, 2003, inclusive of costs allocated from the Company's electronic publishing segment totaling $8,672. No sales and marketing expense was recorded for the year ended December 31, 2002.

      General and administrative. General and administrative expense for the Company's electronic publishing segment decreased to $6,549,217 for the year ended December 31, 2003, as compared to $7,468,735 for the year ended December 31, 2002. This decrease was primarily the result of reductions in compensation and related costs and telephone expenses, the sum of which totaled $992,883, partially offset by increased sales and use taxes, professional fees, and insurance costs, the sum of which totaled $277,177.

      General and administrative expense for the Company's securities research and brokerage segment totaled $792,554 for the year ended December 31, 2003, inclusive of costs allocated from the Company's electronic publishing segment totaling $468,156, as compared to $69,122 for the year ended December 31, 2002.

      Depreciation and amortization. Depreciation and amortization expense for the Company's electronic publishing segment decreased to $2,175,629 for the year ended December 31, 2003, as compared to $4,030,531 for the year ended December 31, 2002. The decrease was attributable to fully depreciated assets and reduced capital expenditures.

      Depreciation and amortization expense for the Company's securities research and brokerage segment totaled $109,691 for the year ended December 31, 2003, all of which resulted from costs allocated from the Company's electronic publishing segment. No depreciation and amortization expense was recorded for the year ended December 31, 2002.

      Noncash compensation. Noncash compensation expense for the Company's electronic publishing segment decreased to $321,082 for the year ended December 31, 2003, as compared to $998,473 for the year ended December 31, 2002.

      Noncash compensation expense for the Company's securities research and brokerage segment totaled $1,815 for the year ended December 31, 2003, all of which resulted from costs allocated from the Company's electronic publishing segment. No noncash compensation expense was recorded for the year ended December 31, 2002.

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

      On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-

half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was amortized over the two-year period of his service to the Company. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $95,921 for these options, as compared to $99,203 for the year ended December 31, 2002. Because the two-year period of his service to the Company has been completed, there is no remaining noncash compensation expense to be recognized in the future.

      During the year ended December 31, 2002, the Company recognized $17,400 of noncash compensation expense related to the accelerated vesting of a terminated employee's stock options.

      Restructuring. During the year ended December 31, 2000, the Company recorded restructuring expense totaling $17,575,522 to align its cost structure with changing market conditions and decreased dependence on the advertising market, to create a more flexible and efficient organization. For the year ended December 31, 2002, the Company's electronic publishing segment recorded a restructuring gain which primarily represented adjustments to the Company's original estimates related to non-performing assets and the reduction of its lease obligation.

      Net Interest Income

	For the Year Ended December 31,		Change
	2003	2002	Amount	Percent
Net interest income	$370,336	$647,276	$(276,940)	(43%	)

      Net interest income for the Company's electronic publishing segment decreased to $360,550 for the year ended December 31, 2003, as compared to $645,522 for the year ended December 31, 2002. This decrease was the result of lower interest rates and reduced cash and cash equivalents, restricted cash, and short-term investments balances.

      Net interest income for the Company's securities research and brokerage segment totaled $9,786 for the year ended December 31, 2003, inclusive of net interest income allocated from the Company's electronic publishing segment totaling $679, as compared to $1,754 for the year ended December 31, 2002.

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

      In November 2000, the Company's Board of Directors decided to discontinue and liquidate the Company's U.K. operations. On April 30, 2002, the final meeting of the members was held to bring the liquidation to a close. A final return in the liquidation was filed on July 25, 2002 in order to formally dissolve the U.K. operations, and the dissolution became effective on October 25, 2002. As of

December 31, 2002, the liquidation process was completed, and no assets or liabilities remained that related to the discontinued operations.

      For the year ended December 31, 2002, the Company's electronic publishing segment recorded a gain on disposal of discontinued operations. The gain primarily represented adjustments to the Company's original estimate related to costs to be incurred in completing the liquidation process for the Company's U.K. operations.

Liquidity and Capital Resources

      The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of December 31, 2004, the Company's cash and cash equivalents, and current and noncurrent restricted cash amounted to $32,075,125, representing 80% of total assets.

      Cash generated from operations was sufficient to cover expenses during the year ended December 31, 2004. Net cash provided by operating activities totaled $3,025,458 for the year ended December 31, 2004, as compared to net cash used in operating activities totaling $539,942 for the year ended December 31, 2003. The improvement in net cash provided by operating activities is primarily related to the following:

•	higher subscription revenue due in large part to the Company's success in marketing its products to a wider audience and to its ability to shift subscribers into higher-priced products;

•	increased commission revenue due to the growth in the securities research and brokerage business conducted by the Company's broker-dealer subsidiary since commencement of in-house trading activity, as well as a full year of trading activity during the year ended December 31, 2004 as compared to eight months during the year ended December 31, 2003; and

•	increased advertising revenue resulting from continued improvements in the online advertising market.

      These gains were partially offset by increased levels of spending due to the following:

•	increased sales and marketing expenditures for the electronic publishing segment resulting in the increased amount of subscription revenue;

•	the continued expansion of IRG Research's operations, which resulted in higher overall expense; and

•	TheStreet.com, Inc.'s higher level of incentive compensation.

      Net cash provided by operating activities of $3,025,458 for the year ended December 31, 2004 was the result of the Company's net loss of $2,188,558 being offset by an increase in accounts payable and accrued expenses, which was primarily related to increased incentive compensation accruals, IRG Research's buildup of its operations and the electronic publishing segment's higher level of online advertising expenditures, as well as noncash expenditures and an increase in deferred revenue, the sum of which totals $4,699,866.

      Net cash provided by investing activities of $3,107,761 for the year ended December 31, 2004 consisted of net sales of short-term investments, partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware, as well as purchases of telephone equipment, office furniture and fixtures and leasehold improvements related to IRG Research's new office space.

      Net cash provided by financing activities of $1,389,506 for the year ended December 31, 2004 consisted of the proceeds from the exercise of stock options, partially offset by an increase in restricted cash, the purchase of treasury stock and a decrease in note payable.

      The Company has a total of $2,305,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $800,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $1,505,000 of restricted cash will become unrestricted at various times through 2015.

      The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the anticipated cash needs of both the Company's electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $3.2 million through December 31, 2005, in respect of the contractual obligations set forth in the table below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company's common stock.

      The Company recognized a deferred tax asset of approximately $56 million, $55 million, and $54 million, as of December 31, 2004, 2003, and 2002, respectively, primarily relating to net operating loss carryforwards of approximately $139 million, $137 million and $134 million as of December 31, 2004, 2003 and 2002, respectively, available to offset future taxable income through 2024. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. A full valuation allowance has been recorded related to the deferred tax assets as a result of management's uncertainty as to the realization of such assets. Accordingly, no provision has been recorded.

Treasury Stock

      As discussed in Note 13 to the consolidated financial statements, in December 2000 the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock. In February 2004, the Company's Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. To date, the Company has purchased 5,453,416 shares of common stock at an aggregate cost of $7,321,122.

Commitments and Contingencies

      The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,779,278, $1,695,858 and $1,579,152 for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2004, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2005	2006	2007	2008	2009	After 2009

Operating leases	$10,214,479	$1,640,648	$1,763,513	$1,561,818	$1,380,197	$1,225,434	$2,642,869
Employment agreements	1,343,867	993,867	250,000	100,000	—	—	—
Outside contributors	439,175	439,175	—	—	—	—	—
Note payable	221,269	96,192	102,931	22,146	—	—	—

Total contractual cash obligations	$12,218,790	$3,169,882	$2,116,444	$1,683,964	$1,380,197	$1,225,434	$2,642,869

      Additional employment agreements were signed subsequent to December 31, 2004 that guarantee payments of $621,750 and $460,000 in the years ended December 31, 2005 and 2006, respectively, and are dependent on the future fulfillment of their services thereunder.

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

The Company Has a History of Losses and May Incur Further Losses

      Although the Company earned net income of $731,000, or $0.03 per share, in the fourth quarter of 2004 and $154,000, or $0.01 per share, in the fourth quarter of 2003, the Company has incurred operating losses in all other fiscal quarters since its formation, and may continue to experience operating losses in the future. As of December 31, 2004, the Company had an accumulated deficit of approximately $153.8 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during fiscal 2005. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under U.S. generally accepted accounting principles, on a quarterly or annual basis in the future.

The Company's Quarterly Financial Results May Fluctuate and its Future Revenue Is Difficult to Forecast

      The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors;

•	demand for advertising on the Company's web sites, which is affected by seasonal weakness in the first and third quarters, advertising budget cycles of our customers, and the demand for advertising on the Internet generally;

•	subscription price reductions attributable to decreased demand or increased competition;

•	new products or services introduced by the Company's competitors;

•	content distribution fees or other costs incurred by the Company;

•	costs associated with system downtime affecting the Internet generally or the Company's web sites in particular; and

•	general economic and market conditions.

      Although we generated net income in the fourth quarters of 2004 and 2003, you should not rely on the results for those periods as an indication of future performance. The Company forecasts its current and future expense levels based on expected revenue and the Company's operating plans. Because of the above factors, as well as other material risks facing the Company, as described elsewhere in this report, the Company's operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company's common stock is likely to decline.

A Significant Portion of the Company's Subscription Revenue is Generated by James J. Cramer and Other Key Writers

      The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenues. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them, including Mr. Cramer, whose current employment agreement will expire on July 31, 2005. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company's publications. The loss of services of one or more of the Company's key writers could have a material adverse effect on the Company's business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect the Company's Business

      The Company's continued success also depends upon the retention of other key employees, including executives to operate its business, technology personnel to run its publishing, commerce, communications and other systems, and salespersons to sell its subscription products and its advertising space. In addition, the success of the Company's proprietary equity research business, operated through Independent Research Group LLC (“IRG Research”), its broker-dealer subsidiary, depends on its executives, as well as research analysts and traders. Several of the Company's key employees are bound by employment or non-competition agreements. In addition, the Company seeks to compensate its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Finally, in connection with the Company's announcement that it has retained the investment bank Allen & Company LLC (“Allen”) to assist its board of directors in considering possible strategic alternatives, the Company has established a retention program under which eligible employees would receive certain benefits in the event of a change of control of the Company. Nevertheless, the Company can make no assurances that these programs will allow it to retain key employees or hire new employees. The loss of one or more of the Company's key employees, or the Company's inability to attract experienced and qualified replacements, could materially adversely affect the Company's business, results of operations and financial condition.

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

      In October 2002, the Company formed IRG Research as a wholly-owned subsidiary to operate its proprietary equity research business. IRG Research began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Although IRG Research recorded full year 2004 revenue of approximately $4.5 million, it recorded full year 2004 expenses of $10.3 million (including $2.3 million allocated to it under its services agreement with TheStreet.com, Inc.) and remains in the early stages of development. As the Company develops and operates this emerging business, the Company will continue to encounter risks, uncertainties, expenses and difficulties relating to the attraction and retention of talented analysts and other staff, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research overall, among others. The limited operating history of IRG Research makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG Research's Revenue May Not Be Sufficient to Cover its Expenses

      IRG Research's current business plan involves the production of proprietary equity research, the marketing of investment analysis and research products produced by TheStreet.com and selected other third party providers, and the dissemination of the foregoing to institutional money managers and hedge funds at no charge to these customers. Most recently, IRG has entered into an agreement with a pharmaceutical and healthcare research provider, pursuant to which IRG Research will have the exclusive right to offer the provider's research to its institutional client base. In return, IRG Research expects that these institutional money managers and hedge funds will voluntarily pay for this research by subscription or, using so-called “soft dollars,” by electing to execute transactions through the firm. See “Business—Electronic Publishing Segment—Professional Products Sales and Marketing—Soft

Dollar Brokers” and “Business—Securities Research and Brokerage Segment—Sales and Marketing.” However, there is no guarantee that these activities will generate sufficient revenue to cover the firm's expenses. Furthermore, in response to the recent mutual fund scandal, several members of Congress have introduced mutual fund reform legislation that could, if passed, affect the use of soft dollars to pay for research services. See “—Government Regulation and Legal Uncertainties—Securities Industry Regulation.”

The Company May Have Difficulty Increasing its Advertising Revenue, a Significant Portion of Which Is Concentrated Among the Company's Top Advertisers

      The Company's ability to increase its advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, the Company's ability to increase its unique visitors and page view inventory, and the Company's ability to win its share of advertisers' total advertising budgets from other web sites, television, radio and print media. If the Company's advertising revenue decreases because of these factors, the Company's business, results of operations and financial condition could be materially adversely affected.

      In the fourth quarter of 2004, the Company's top five advertisers accounted for approximately 39% of its total advertising revenue, as compared to approximately 46% for the third quarter of 2004 and approximately 42% for the fourth quarter of 2003, excluding conference sponsorship revenue. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company's top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company's business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company's advertising contracts have short notice cancellation provisions.

Intense Competition Could Reduce the Company's Market Share and Harm its Financial Performance

      The Company's ability to compete successfully depends on many factors, including the quality and timeliness of its content and that of the Company's competitors, the success of the Company's recommendations and research, the Company's ability to introduce products and services that keep pace with new investing trends, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company's sales and marketing efforts. In our electronic publishing segment, we face competition for customers, advertisers, employees and contributors from a wide variety of financial news and information sources, as well as other types of companies, including:

•	online business, finance or investing web sites;

•	publishers and distributors of traditional media focused on finance and investing, including print publications and radio and television programs; and

•	investment newsletter publishers.

      Our securities research and brokerage segment, as well as the advisory services portion of our electronic publishing segment, also faces significant competition from a different set of competitors, including:

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

The Company Faces Risks Associated with the Growth and Diversification of its Business

      The Company's business has grown and diversified in recent years and now includes a variety of professional and consumer subscription products, as well as a separate, wholly owned, broker-dealer subsidiary, which offers proprietary equity research and trading to its institutional clients. We intend to continue to grow and diversify our business, both organically and possibly through acquisitions of other companies. Such growth and diversification may require significant time and resource commitments from the Company's senior management, which will limit the amount of time these individuals will have available to devote to the Company's existing operations. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficient operation of the Company will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions by the Company could result in the incurrence of debt and contingent liabilities and the issuance of new equity or debt securities to pay for acquisitions would dilute the holdings of existing stockholders. Any failure or any inability to effectively manage and integrate the growth and diversification of the Company could have a material adverse effect on its business, financial condition and results of operations.

System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company's Reputation

      The Company's ability to provide timely, updated information depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company's ability to track, measure and report the delivery of advertisements on its web sites depends on the efficient and uninterrupted operation of a third-party system. The Company's operations depend in part on the protection of its data systems and those of its third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, acts of terrorism, vandalism, sabotage, and similar unexpected adverse events. Although the Company utilizes the services of a third party data-center host and has put in place certain other disaster recovery measures, there is no guarantee that the Company's Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in the Company's service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company's reputation, brand and the Company's relations with its advertisers and strategic partners. The Company's insurance policies may not adequately compensate the Company for such losses. In such event, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties In New Product Development Could Harm the Company's Business

      In the past few years, the Company has introduced a significant number of new products and services, and expects to continue to do so. However, the Company may experience difficulties that could delay or prevent it from introducing new products and services in the future, or cause the costs to be higher than anticipated, which could materially adversely affect the Company's business, results of operations and financial condition.

      We have also invested significant resources to enhance the design, production and distribution of our products, and to accommodate the high volume of traffic we often receive as a result of important financial news events. Nevertheless, the Company's web sites and distributed products have in the past experienced, and may in the future experience, publishing problems, slower response times or other problems for a variety of reasons. These occurrences could cause the Company's readers to choose other methods to obtain their financial and investment commentary, analysis and news. In such a case, the Company's business, results of operations and financial condition could be materially adversely affected.

Failure to Establish and Maintain Successful Strategic Relationships With Other Companies Could Decrease the Company's Subscriber and Reader Base

      The Company still relies on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of its current subscriber and reader base. There is intense competition for relationships with these firms and for content placement on their web sites, and the Company may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. Additionally, the Company's IRG Research subsidiary has begun to develop relationships with third party providers of data and consultative research in order to broaden the research and brokerage services it offers to its clients. For example, IRG Research recently entered into an agreement with MDRx Financial, Inc., a pharmaceutical and healthcare research provider (“MDRx”), pursuant to which IRG Research has agreed to pay a fee for the exclusive right to offer MDRx's innovative research to its institutional client base. However, there can be no assurance that this initiative will result in revenue gains. If the Company's operating units do not successfully establish and maintain its strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, the Company's business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With the Company's Brand Development May Harm its Ability to Attract Subscribers

      The Company believes that maintaining and growing awareness about its products is an important aspect of its efforts to continue to attract users. The Company's new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Additionally, IRG Research, the Company's broker-dealer subsidiary, does not have a widely recognized brand. The Company's efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to the Company's marketing efforts or advertising campaigns. Accordingly, the Company can make no assurances that such efforts will be successful in raising awareness of TheStreet.com, RealMoney, Street Insight, Action Alerts PLUS, TheStreet.com Stocks Under $10 or other brands or in persuading potential users to subscribe to the Company's products or potential clients to utilize the equity research and trading services of IRG Research.

Failure to Maintain the Company's Reputation for Trustworthiness May Harm its Business

      It is very important that the Company maintain its reputation as a trustworthy organization. The occurrence of events, including the Company's misreporting a news story, the non-disclosure of a stock ownership position by one or more of the Company's writers, the manipulation of a security by one or more of the Company's outside contributors, or other breach of the Company's compliance policies, could harm the Company's reputation for trustworthiness and reduce readership. These events could materially adversely affect the Company's business, results of operations and financial condition.

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

The Company May Not Adequately Protect its Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others

      To protect the Company's rights to its intellectual property, the Company relies on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with its employees, affiliates, customers, strategic partners and others. Additionally, we aggressively police Internet message boards and other web sites for copyrighted content that has been republished without our permission. The protective steps the Company has taken may be inadequate to deter misappropriation of its proprietary information. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, its intellectual property rights. The Company has registered several trademarks in the United States and also has pending U.S. applications for other trademarks. Failure to adequately protect the Company's intellectual property could harm its brand, devalue its proprietary content and affect its ability to compete effectively. In addition, although the Company believes that its proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against the Company or claims that the Company has violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. The Company incorporates licensed third-party technology in some of its services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold the Company harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. The Company cannot assure you that these provisions will be adequate to protect it from infringement claims. Protecting the Company's intellectual property rights, or defending against infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on the Company's part, which could materially adversely affect the Company's business, results of operations and financial condition.

Government Regulation and Legal Uncertainties

      Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although the Company's compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, new laws and regulations may be introduced and modifications to existing laws may be enacted that require the Company to make changes to its business practices. On January 1, 2004, the “Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003,” also known as the “CAN-SPAM Act of 2003,” became effective. This federal law pre-empted the even more rigorous state “anti-spam” statute passed by California in September 2003, and established uniform standards, penalties, and an enforcement regime for the sending of unsolicited commercial email. Although the Company believes that its practices are in compliance with applicable laws, regulations and policies, if the Company were required to defend its practices against investigations of state or federal agencies or if the Company's practices were deemed to be violative of applicable laws, regulations or policies, the Company could be penalized and its activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for the Company's products and services, lessen the Company's ability to effectively market its products and services, or otherwise materially adversely affect the Company's business, financial condition and results of operations.

      Securities Industry Regulation. The Company's activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG Research has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its activities as a broker-dealer and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company's and IRG Research's business, results of operations and financial condition.

      Investment advisors such as TheStreet.com are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

•	advertising,

•	record-keeping,

•	conduct of directors, officers and employees, and

•	supervision of advisory activities.

      Likewise, broker-dealers such as IRG Research are subject to regulations of the SEC, state regulators and self-regulatory organizations, such as the NASD, covering all aspects of the operation of their business, including, among others:

•	recommendations of securities,

•	equity research,

•	execution of customers' orders,

•	capital structure,

•	record-keeping,

•	advertising,

•	conduct of directors, officers and employees, and

•	supervision of securities and research activities.

      Violations of the regulations governing the actions of investment advisors and broker-dealers may result in the imposition of censures or fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a firm, its officers, or its employees from the securities business.

      The Company's ability to comply with all applicable securities laws and rules is largely dependent on its establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as its ability to attract and retain qualified compliance personnel.

      Furthermore, because the Company operates in industries subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules can have a significant impact on the Company's ability to compete in the securities industry. For example, the enactment of the Sarbanes-Oxley Act of 2002 and other actions by various regulatory authorities and industry organizations imposed significant new requirements on broker-dealers and securities analysts issuing research reports on equity securities and their supervisors. The requirements include an obligation to disclose conflicts and prohibitions designed to promote objectivity and independence of securities analysts. To date, IRG Research has not experienced any material adverse effect as a result of these requirements, and the Company does not expect any such material adverse effect on the growth and development of IRG Research.

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

      As a result, although the mutual fund scandal has little to do with soft dollar practices, in late 2003 and 2004, five mutual fund industry reform bills were introduced in the 108th Congress. Of these, four would impose additional disclosure requirements on mutual funds and their investment advisers concerning their usage of brokerage commission payments, and one, the “Mutual Fund Reform Act of 2004,” would prohibit altogether the use of soft dollars by mutual funds to pay for third party research. The Company believes that the proprietary and third party research products currently offered by IRG Research to its clients are purely research, and thus, in the Company's view, their use by money managers is comfortably within current interpretations of the scope of the regulatory “safe harbor” for lawful and appropriate use of commissions. However, the passage of any new or currently proposed legislation that significantly curbed or abolished soft dollar practices, or action by the SEC or other federal and state governmental regulatory authorities or self-regulatory organizations to further regulate the activities of broker-dealers and investment advisors in general, could affect the Company's business in the future in a manner that could harm the Company's business, results of operations and financial condition.

Any Failure of the Company's Internal Security Measures or Breach of its Privacy Protections Could Cause the Company to Lose Users and Subject it to Liability

      Users who subscribe to the Company's subscription-based products are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which the Company uses to administer its services. The Company also requires users of some of its free products and features to provide the Company with some personal information during the membership registration process. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification, and at times relies on third parties, including technology consulting firms, to help protect its infrastructure from security threats.

      In this regard, the Company's users depend on the Company to keep their personal information safe and private and not to disclose it to third parties or permit its security to be breached. If the Company's users perceive that the Company is not protecting their privacy, or if the technology developed by these third parties for the Company's use does not function as anticipated and the information security measures of the Company or its agents are breached, the Company's users could be discouraged from registering to use the Company's web sites or other products, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Control by Principal Stockholders, Officers and Directors Could Adversely Affect the Company's Stockholders

      The Company's officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, would have the ability to control the Company's management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets). Some of these persons acting together, even in the absence of control, would be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with the Company's interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock. See “Management's Discussion and Analysis and Results of Operations—Subsequent Events.”

The Outcome of Our Exploration of Possible Strategic Alternatives is Uncertain.

      We have engaged Allen to assist our board of directors in considering possible strategic alternatives for enhancing shareholder value. These strategic alternatives may include the sale of all or part of our assets or a restructuring, recapitalization, divestiture, spin-off, merger or other business combination or acquisition of our equity securities involving all or part of our business. No decision has been made as to whether the Company will engage in a transaction or transactions resulting from the board's consideration of strategic alternatives, and there can be no assurance that any transaction or transactions will occur or, if undertaken, the terms or timing thereof or the impact thereof on our operating results or stock price. Other uncertainties and risks relating to our review of possible strategic alternatives include:

•	review of possible strategic alternatives may disrupt our operations and divert management's attention;

•	perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;

•	the process to review possible strategic alternatives may be more time consuming and expensive than we currently anticipate; and

•	we may not be able to identify strategic alternatives that are worth pursuing.

If realized, any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

Volatility of the Company's Stock Price Could Adversely Affect the Company's Stockholders

      The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company's stock has been and may continue to be subject to wide fluctuations. From October 1 through December 31, 2004, the closing sale price of the Company's common stock on the Nasdaq National Market ranged from $3.24 to $4.40. As of March 11, 2005, the closing sale price was $4.36. The Company's stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company's markets. The volatility of the Company's stock price is also exacerbated by the Company's low trading volume, which averaged approximately 93,300 shares per day from October 1 through December 31, 2004. Additionally, due to the November 2004 announcement by the Company's competitor, Marketwatch.com, Inc. of its sale to Dow Jones & Co., Inc. followed by the Company's January 2005 announcement of its engagement of Allen to assist its board of directors in considering possible strategic alternatives, the current price of the Company's stock may reflect the market's belief that the Company will be sold for a premium. If these expectations are not met within a reasonable period, the Company's stock price may decrease. These factors may adversely affect the price of the Company's common stock, regardless of the Company's operating performance. See “Management's Discussion and Analysis and Results of Operations—Subsequent Events.”

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

      The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were effective. During the annual period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2004. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of December 31, 2004 based on those criteria issued by COSO.

      The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Their report appears on page F-2.

Item 9B. Other Information.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Code of Ethics

      The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, as well as outside contributors to its publications. This code is publicly available on the Company's web site at http://www.thestreet.com/ir/codeofconduct. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

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

Item 11. Executive Compensation.

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Other than the information provided below, information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

      The Company has only one equity compensation plan, TheStreet.com 1998 Stock Incentive Plan, as amended and restated, which was approved most recently by the Company's stockholders at its annual meeting on May 29, 2002. The following table sets forth certain information, as of December 31, 2004, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,992,655	$2.93	1,277,618 *

*	Aggregate number of shares available for grant under TheStreet.com 1998 Stock Incentive Plan, which grants may be in the form of stock options, restricted stock or deferred stock in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accounting Fees and Services.

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 22, 2005, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
	2.	Consolidated Financial Statement Schedules:
		See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
	3.	Exhibits:

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com's common stock
♦10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002²
10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan²
10.3	Annual Incentive Plan²
10.4	Compensation of Directors²
♦♦10.5	TheStreet.com, Inc. Retention Program²
♦♦10.6	TheStreet.com, Inc. Form of Retention Agreement with Executive Officers²
+10.7	Employment Agreement, dated February 22, 2004, between James Cramer and TheStreet.com, Inc.²
10.8	Amendment to Employment Agreement, dated March 15, 2005, between James Cramer and TheStreet.com, Inc.²
+10.9	Employment Agreement, dated January 1, 2004, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.²
++10.10	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.²

(table continued on next page)

(table continued from previous page)

•10.11	Agreement of Lease, dated July 22, 1999, between W12/14 Wall Acquisition Associates LLC and TheStreet.com, Inc., as Tenant
10.12	Amendment of Lease, dated as of October 31, 2001, between W12/14 Wall Acquisition Associates LLC, as Landlord, and TheStreet.com, Inc., as Tenant
••10.13	Agreement of Lease, dated as of May 10, 2004, between 44 Wall Owner, LLC, as Landlord, and Independent Research Group LLC, as Tenant
◊14	Code of Business Conduct and Ethics
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company's 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 filed April 19, 1999.
♦	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.
♦♦	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 20, 2005.
+	Incorporated by reference to Exhibits to the Company's 2003 Annual Report on Form 10-K filed March 15, 2004.
++	Incorporated by reference to Exhibits to the Company's 2002 Annual Report on Form 10-K filed March 31, 2003.
•	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.
••	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 9, 2004.
◊	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 17, 2005.
²	Indicates compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Dated: March 16, 2005	By:	/s/ THOMAS J. CLARKE, JR.

Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS J. CLARKE, JR. (Thomas J. Clarke, Jr.)	Chief Executive Officer and Chairman of the Board	March 16, 2005
/s/ LISA A. MOGENSEN (Lisa A. Mogensen)	Chief Financial Officer	March 16, 2005
/s/ RICHARD BROITMAN (Richard Broitman)	Controller	March 16, 2005
/s/ JAMES J. CRAMER (James J. Cramer)	Director	March 16, 2005
/s/ WILLIAM R. GRUVER (William R. Gruver)	Director	March 16, 2005
/s/ DOUGLAS MCINTYRE (Douglas McIntyre)	Director	March 16, 2005
/s/ JAMES M. MEYER (James M. Meyer)	Director	March 16, 2005
/s/ DARYL OTTE (Daryl Otte)	Director	March 16, 2005
/s/ MARTIN PERETZ (Martin Peretz)	Director	March 16, 2005
/s/ JEFFREY A. SONNENFELD (Jeffrey A. Sonnenfeld)	Director	March 16, 2005

THESTREET.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

      All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been eliminated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
THESTREET.COM, INC.

      We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting in Item 9A, that TheStreet.com, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TheStreet.com, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that TheStreet.com, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TheStreet.com, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of TheStreet.com, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
THESTREET.COM, INC.

      We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New York, New York
March 11, 2005

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$29,770,125	$22,247,400
Restricted cash	800,000	300,000
Short-term investments	—	4,010,904
Accounts receivable, net of allowance for doubtful accounts of $107,794 as of December 31, 2004 and $129,096 as of December 31, 2003	1,631,949	1,637,822
Other receivables	99,916	202,336
Receivables from related parties	—	214,788
Prepaid expenses and other current assets	1,186,044	1,303,891

Total current assets	33,488,034	29,917,141
Property and equipment, net of accumulated depreciation and amortization of $12,647,131 as of December 31, 2004 and $11,744,173 as of December 31, 2003	2,528,998	2,553,063
Other assets	71,460	343,450
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	1,505,000	1,900,000

Total assets	$40,077,137	$37,197,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$813,915	$787,409
Accrued expenses	6,099,473	3,144,949
Deferred revenue	7,310,757	6,839,171
Current portion of note payable	96,192	89,895
Other current liabilities	115,425	71,859

Total current liabilities	14,435,762	10,933,283
Note payable	125,077	221,269
Other liabilities	133,107	55,399

Total liabilities	14,693,946	11,209,951
Stockholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,153,144 shares issued and 24,699,728 shares outstanding at December 31, 2004, and 29,463,299 shares issued and 24,041,199 shares outstanding at December 31, 2003	301,531	294,633
Additional paid-in capital	186,185,339	184,502,124
Treasury stock at cost; 5,453,416 shares at December 31, 2004 and 5,422,100 shares at December 31, 2003	(7,321,122)	(7,215,410)
Accumulated deficit	(153,782,557)	(151,593,999)

Total stockholders' equity	25,383,191	25,987,348

Total liabilities and stockholders' equity	$40,077,137	$37,197,299

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2004	2003	2002

Net revenue:
Subscription	$22,416,934	$18,502,665	$14,908,512
Advertising	7,066,300	5,602,483	4,371,584
Commission	4,473,201	805,075	—
Other	1,266,537	1,188,720	1,566,590

Total net revenue	35,222,972	26,098,943	20,846,686

Operating expense:
Cost of services	15,399,815	13,491,478	11,765,667
Sales and marketing	12,690,448	7,067,311	6,319,406
General and administrative	9,002,103	7,341,771	7,537,857
Depreciation and amortization	805,479	2,285,320	4,030,531
One-time lease termination costs	392,851	—	—
Asset (recovery) impairment	(500,000)	—	—
Noncash compensation	—	322,897	998,473
Restructuring	—	—	(77,468)

Total operating expense	37,790,696	30,508,777	30,574,466

Operating loss	(2,567,724)	(4,409,834)	(9,727,780)
Net interest income	379,166	370,336	647,276
Gain on sale of investment	—	—	184,667

Net loss from continuing operations	(2,188,558)	(4,039,498)	(8,895,837)
Gain on disposal of discontinued operations	—	—	209,929

Net loss	$(2,188,558)	$(4,039,498)	$(8,685,908)

Net (loss) income per share—basic and diluted:
Continuing operations	$(0.09)	$(0.17)	$(0.38)
Discontinued operations	—	—	0.01

Net loss	$(0.09)	$(0.17)	$(0.37)

Weighted average basic and diluted shares outstanding	24,529,026	23,863,918	23,558,886

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid in Capital	Deferred Compensation	Shares	Cost	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2001	28,331,883	$283,319	$183,022,780	$(1,060,315)	(4,824,956)	$(6,565,732)	$(138,868,593)	$36,811,459
Issuance of common stock for acquisition	489,644	4,896	425,990	—	—	—	—	430,886
Exercise of options	185,867	1,859	201,797	—	—	—	—	203,656
Stock repurchase	—	—	—	—	(597,144)	(649,678)	—	(649,678)
Noncash compensation expense:
Compensation expense	—	—	—	845,848	—	—	—	845,848
Decrease due to resignations	—	—	(9,033)	9,033	—	—	—	—
Modification of stock option	—	—	17,400	—	—	—	—	17,400
Options issued to outside contributor	—	—	135,225	—	—	—	—	135,225
Net loss	—	—	—	—	—	—	(8,685,908)	(8,685,908)

Balance at December 31, 2002	29,007,394	290,074	183,794,159	(205,434)	(5,422,100)	(7,215,410)	(147,554,501)	29,108,888
Exercise of options	455,905	4,559	576,023	—	—	—	—	580,582
Noncash compensation expense	—	—	—	205,434	—	—	—	205,434
Options issued to outside contributor	—	—	131,942	—	—	—	—	131,942
Net loss	—	—	—	—	—	—	(4,039,498)	(4,039,498)

Balance at December 31, 2003	29,463,299	294,633	184,502,124	0	(5,422,100)	(7,215,410)	(151,593,999)	25,987,348
Exercise of options	689,845	6,898	1,683,215	—	—	—	—	1,690,113
Stock repurchase	—	—	—	—	(31,316)	(105,712)	—	(105,712)
Net loss	—	—	—	—	—	—	(2,188,558)	(2,188,558)

Balance at December 31, 2004	30,153,144	$301,531	$186,185,339	$0	(5,453,416)	$(7,321,122)	$(153,782,557)	$25,383,191

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,188,558)	$(4,039,498)	$(8,685,908)
Adjustments to reconcile net loss to cash used in operating activities:
Noncash compensation expense	—	322,897	998,473
Noncash advertising expense	—	—	121,054
Gain on disposal of discontinued operations	—	—	(209,929)
Gain on sale of investment	—	—	(184,667)
Loss on sale of fixed assets	—	—	90,514
Provision for (recovery of) doubtful accounts	8,000	(46,839)	41,444
Depreciation and amortization	805,479	2,285,320	4,030,531
Noncash one-time lease termination costs	308,660	—	—
Deferred Rent	125,111	—	—
Net current assets of discontinued operations	—	—	45,480
Changes in operating assets and liabilities:
Accounts receivable	(2,127)	85,991	(714,491)
Other receivables	102,420	(110,714)	22,752
Receivables from related parties	214,788	96,873	33,582
Prepaid expenses and other current assets	44,165	(283,458)	64,899
Other assets	168,520	271,280	281,140
Accounts payable and accrued expenses	2,981,030	(446,601)	(455,078)
Restructuring reserve	—	—	(1,487,829)
Deferred revenue	471,586	1,326,502	2,347,393
Other current liabilities	(47,077)	(1,695)	(9,112)
Other liabilities	33,461	—	—

Net cash provided by (used in) operating activities	3,025,458	(539,942)	(3,669,752)

Cash Flows from Investing Activities:
Purchase of short-term investments	(6,000,000)	(10,000,000)	(10,902,082)
Sale of short-term investments	10,010,904	10,800,260	11,639,417
Purchase of marketable security	—	—	(9,911,651)
Sale of marketable security	—	—	10,096,318
Capital expenditures	(903,143)	(547,137)	(703,670)
Proceeds from the disposal of discontinued operations	—	—	15,091
Proceeds from the sale of fixed assets	—	—	8,000

Net cash provided by investing activities	3,107,761	253,123	241,423

(table continued on following page)

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(table continued from previous page)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,690,113	580,582	203,656
Repayment of note payable	(89,895)	(84,010)	(78,510)
Restricted cash	(105,000)	472,629	777,371
Purchase of treasury stock	(105,712)	—	(649,678)

Net cash provided by financing activities	1,389,506	969,201	252,839

Net increase (decrease) in cash and cash equivalents	7,522,725	682,382	(3,175,490)
Cash and cash equivalents, beginning of period	22,247,400	21,565,018	24,740,508

Cash and cash equivalents, end of period	$29,770,125	$22,247,400	$21,565,018

Supplemental disclosures of cash flow Information:
Cash payments made for interest	$31,603	$37,049	$42,820

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
December 31, 2004

(1)	Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

      TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company's electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters, syndicated radio programming, and conferences. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication, syndicated radio programming and conference attendees. The Company's securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

      Independent Research Group LLC (“IRG Research”), of which TheStreet.com Inc. is the sole member, is a registered broker-dealer under the Securities and Exchange Act of 1934. IRG Research was organized as a Delaware limited liability company on October 31, 2002, and was admitted to the National Association of Securities Dealers Inc. as a member on April 22, 2003. IRG Research provides proprietary equity research and brokerage services to institutional clients, and receives commission revenue for such services. On January 5, 2004, IRG Research announced the commencement of equity trading execution operations on behalf of its clients. Security transactions introduced (or executed) by IRG Research are cleared on a fully disclosed basis in accordance with clearing agreements executed with two registered broker-dealers.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts receivable, the useful lives of fixed assets, the valuation of goodwill, intangible assets and investments, as well as accrued expense estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

      Advertising revenue, derived from the sale of Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company's web sites, as well as from conference sponsorships, is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company's web sites “click-through” to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

      Commission revenue arises from trades placed through the Company's broker-dealer subsidiary by its institutional clients. Commission revenue and related expenses are recognized on a trade date basis. Cash payments received for research provided, in lieu of trading commissions, are recognized on a cash basis.

      Other revenue consists primarily of revenue related to James J. Cramer's daily radio program, RealMoney with Jim Cramer, syndication revenue, conference attendee revenue, reprint revenue and royalties earned from the Company's investing book. There were no royalties earned from the Company's investing book recognized during the years ended December 31, 2004 and 2003. Royalties earned from the Company's investing book recognized during the year ended December 31, 2002 totaled $136,625.

Cash, Cash Equivalents, Restricted Cash, and Short-Term Investments

      The Company considers all short-term investment grade securities with a maturity of three months or less from the date of purchase to be cash equivalents. Short-term investments consist primarily of commercial paper and certificates of deposit with maturities of less than one-year and are considered available for sale. The Company has a total of $2,305,000 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore classified as restricted cash at December 31, 2004. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $800,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Company's consolidated balance sheet at December 31, 2004. The Company anticipates that the remaining $1,505,000 of restricted cash will become unrestricted at various times through 2015.

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

Capitalized Software and Web Site Development Costs

      The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

applications development stage. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $130,742, $101,276 and $190,482, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

      In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. For the years ended December 31, 2004 and 2002, the Company did not capitalize any web site development costs. For the year ended December 31, 2003, the Company capitalized $36,737 of web site development costs.

      Capitalized software and web site development costs are amortized using the straight-line method over the estimated three year useful life of the software or web site. Total amortization expense was $136,480, $209,230 and $323,302, for the years ended December 31, 2004, 2003 and 2002, respectively.

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

      Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company's financial statements. Based upon annual impairment tests as of September 30, 2004 and 2003, no impairment was indicated for the Company's goodwill and intangible assets with indefinite lives.

Long-Lived Assets

      As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2004.

Income Taxes

      The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

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

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, restricted cash, short-term investments, accounts and other receivables, accounts payable, accrued expenses and note payable approximate fair value due to the short-term maturity of these instruments.

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

Advertising Costs

      Advertising costs are expensed as incurred. For the years ended December 31, 2004, 2003, and 2002, advertising costs were $2,315,626, $280,700, and $554,598, respectively.

Stock-Based Compensation

      The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the year ended December 31, 2004 were exercisable at prices equal to the fair market value of the Company's common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

      In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

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

      Had compensation for the Company's outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(2,188,558)	$(4,039,498)	$(8,685,908)
Add: noncash compensation, as reported	—	322,897	998,473
Less: noncash compensation, pro forma	(2,112,360)	(3,395,987)	(4,020,789)

Net loss, pro forma	$(4,300,918)	$(7,112,588)	$(11,708,224)

Basic and diluted net loss per share, as reported	$(0.09)	$(0.17)	$(0.37)

Basic and diluted net loss per share, pro forma	$(0.18)	$(0.30)	$(0.50)

(2)   Subsequent Events

      On January 12, 2005, the Company announced the hiring of Allen & Company LLC (“Allen”), a New York investment bank, to assist its board of directors in considering possible strategic alternatives for enhancing stockholder value. There is currently no definitive agreement with respect to, and no decision has been made as to whether the Company will engage in, a transaction or transactions resulting from the board of directors' consideration of strategic alternatives. Most of the consideration to be paid to Allen is contingent upon the successful completion of a transaction.

      Effective January 20, 2005, the Company established a Retention Program (the “Program”), pursuant to which each of certain eligible employees would receive (1) retention benefits provided for under the Program in the event of a change of control (as defined in the Program) and (2) termination benefits provided for under the Program if his or her employment is terminated without cause (as defined in the Program) or if such individual resigns for good reason (as defined in the Program) in connection with a change of control.

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

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

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

      Under U.S. generally accepted accounting principles, the year 2000 loss on disposal of discontinued operations included actual losses from the date the Company's Board of Directors resolved to discontinue the operations, plus a provision for additional future costs to be incurred to complete the liquidation process. For the year ended December 31, 2002, the Company recorded a gain on disposal of discontinued operations of $209,929, representing adjustments to the Company's original estimate related to the costs to be incurred in completing the liquidation process.

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

(5)   One-Time Lease Termination Costs Termination Costs

      The Company recognized a lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

Company's IRG Research subsidiary under the services agreement between the two companies. In September 2004, when the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. In accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the charge represents the net present value of the difference between the obligations remaining under the original lease as of the date that IRG Research vacated the premises and the sublease payments to be received over the 45 months remaining on the lease. The Company classified such deferred rent liability net of an approximate $267,700 balance remaining at that point in time from a previously recorded deferred rent asset, among other liabilities in the accompanying consolidated balance sheet ($35,243 current liability and $133,107 non-current liability as of December 31, 2004 and $73,682 current asset and $258,737 non-current asset as of December 31, 2003). Such amounts are being amortized over the life of the lease.

(6)   Net Loss Per Share

      As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

	For the Year Ended December 31,
	2004	2003	2002
Numerator:
Net loss from continuing operations	$(2,188,558)	$(4,039,498)	$(8,895,837)
Gain from discontinued operations	—	—	209,929

Net loss available to common shareholders	$(2,188,558)	$(4,039,498)	$(8,685,908)

Denominator:
Weighted average basic and diluted shares outstanding	24,529,026	23,863,918	23,558,886

Net (loss) gain per share—basic and diluted:
Continuing operations	$(0.09)	$(0.17)	$(0.38)
Discontinued operations	—	—	0.01

Net loss per share	$(0.09)	$(0.17)	$(0.37)

      Outstanding options of 4,992,655, 5,138,609 and 4,861,912 for the years ended December 31, 2004, 2003 and 2002, respectively, have been excluded from the above calculations as they were anti-dilutive.

(7)   Receivable From Related Parties

      In 2001, the Company loaned a total of $359,900 to two employees. The loans included interest at an approximate weighted average rate of 4.6%. One loan was due in December 2003 and was repaid in full. The second loan was due in April 2004 and was partially repaid and partially forgiven as part of a severance agreement with this non-management employee. Effective January 1, 2002, the Personnel and Compensation Committee of the Board of Directors adopted a policy prohibiting any further employee loans.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

(8)   Property and Equipment

      Property and equipment consists of the following:

	December 31,
	2004	2003
Computer equipment	$11,315,941	$10,699,616
Furniture and fixtures	1,122,643	935,669
Leasehold improvements	2,737,545	2,661,951

	15,176,129	14,297,236
Less accumulated depreciation and amortization	12,647,131	11,744,173

Property and equipment, net	$2,528,998	$2,553,063

      Included in computer equipment are capitalized software and web site development costs of $1,181,456 and $1,050,714 at December 31, 2004 and 2003, respectively.

      Depreciation and amortization expense for the above noted property and equipment aggregated $927,208, $1,748,175 and $3,442,443 for the years ended December 31, 2004, 2003, and 2002, respectively.

(9)   Accrued Expenses

      Accrued expenses consist of the following:

	December 31,
	2004	2003
Accrued bonuses	$2,631,166	$1,030,426
Accrued payroll and related costs	1,387,441	476,802
Accrued other	896,867	843,044
Accrued professional fees	503,073	484,751
Accrued advertising fees	356,510	91,814
Accrued statistical services fees	157,471	149,160
Accrued distribution fees	97,738	57,825
Accrued consulting fees	69,207	11,127

Total accrued expenses	$6,099,473	$3,144,949

(10)   Note Payable

      In connection with the termination of the Company's lease obligation for 50% of its principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79%, payable through March 2007. The monthly payment of principal plus interest totals $9,022. (See Note 14)

(11)   Goodwill and Other Intangible Assets

      As of December 31, 2004 and December 31, 2003, the Company's goodwill and other intangible assets and related accumulated amortization consisted of the amounts in the following table. All of the

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

Company's goodwill and other intangible assets are recorded in the Company's electronic publishing segment.

	December 31,
	2004	2003
Goodwill and other intangible assets not subject to amortization:
SmartPortfolio.com, Inc. goodwill	$1,990,312	$1,990,312

SmartPortfolio.com, Inc. trade name	$493,333	$493,333

Other intangible assets subject to amortization:
SmartPortfolio.com, Inc. customer list	1,250,000	1,250,000
SmartPortfolio.com, Inc. technology	730,000	730,000

	1,980,000	1,980,000
Less accumulated amortization	(1,980,000)	(1,980,000)

Total other intangible assets subject to amortization	—	—

Total other intangible assets	$493,333	$493,333

      There was no amortization expense recorded for the year ended December 31, 2004, as compared to $660,000 and $710,000 during the years ended December 31, 2003 and 2002, respectively. There are no other remaining intangible assets subject to amortization. Should acquisitions or dispositions occur in the future, these amounts may vary.

(12)   Income Taxes

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The Company recognized a deferred tax asset of approximately $56 million, $55 million, and $54 million, as of December 31, 2004, 2003, and 2002, respectively, primarily relating to net operating loss carryforwards of approximately $139 million, $137 million and $134 million as of December 31, 2004, 2003 and 2002, respectively, available to offset future taxable income through 2024. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. A full valuation allowance has been recorded related to the deferred tax assets as a result of management's uncertainty as to the realization of such assets. Accordingly, no provision has been recorded. There are no other significant temporary differences.

(13)   Equity Investments

Treasury Stock

      From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company's common stock, from time to time, in private purchases or in the open market. In February 2004, the Company's Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2004, the Company purchased 31,316 shares of common stock at

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

an aggregate cost of $105,712 under this program. Since the inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.

Stock Options

      Under the terms of the Company's 1998 Stock Incentive Plan (the “Stock Option Plan”), 6,900,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, or any combination thereof. In May 2002, the shareholders approved another amendment to the Stock Option Plan to increase the number of shares of common stock available for grant by 2,000,000, to a total of 8,900,000 and to make certain other changes in the terms of the Stock Option Plan. Awards (which can now include awards of deferred stock as well as restricted stock and Options, although no deferred stock awards have been made to date) may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. As of December 31, 2004, there remained 1,277,618 options available for future grant.

      A summary of the activity of the Stock Option Plan is as follows:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 2001	3,810,056	$5.98
Options granted	1,934,400	1.53
Options exercised	(185,867)	1.10
Options cancelled	(696,677)	6.31

Options outstanding, December 31, 2002	4,861,912	4.35
Options granted	941,000	3.19
Options exercised	(455,923)	1.27
Options cancelled	(208,380)	7.43

Options outstanding, December 31, 2003	5,138,609	4.29
Options granted	1,408,000	4.10
Options exercised	(689,412)	2.45
Options cancelled	(864,542)	13.27

Options outstanding, December 31, 2004	4,992,655	2.93

      Options exercisable as of December 31, 2004, 2003 and 2002 were 3,055,836, 3,477,035 and 2,510,032, respectively, at weighted average exercise prices of $2.46, $5.03 and $5.54, respectively. Options generally vest over a four-year period and have terms not to exceed 10 years. For the years ended December 31, 2003 and 2002, the Company recorded noncash compensation expense of $190,955 and $845,848, respectively, which relate to the grant of stock options with exercise prices that were less than the fair market value of the underlying shares of common stock on the date of the grant in 1998 and 1999. Because all of these options previously vested and were fully expensed, the Company did not record any noncash compensation expense during the year ended December 31, 2004 for these below fair market value options.

      On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. For the years ended

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

December 31, 2003 and 2002, the Company recorded noncash compensation expense of $36,021 and $36,022, respectively.

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

      For the years ended December 31, 2004, 2003 and 2002, the weighted average fair market value of options granted was $2.19, $1.85, and $0.95, respectively. The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	2.78%	2.57%	3.86%
Expected volatility	59%	69%	78%
Dividend yield	0%	0%	0%

      The following table summarizes information about options outstanding at December 31, 2004:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.01–$ 1.42	1,209,557	1.9	$1.25	1,152,557	$1.26
$ 1.66–$ 2.44	276,150	2.0	$1.83	205,474	$1.83
$ 2.50–$ 3.73	1,908,315	1.9	$2.80	1,421,175	$2.72
$ 3.79–$ 5.54	1,356,333	4.0	$4.15	34,330	$4.71
$ 5.88–$ 8.56	226,400	0.3	$6.21	226,400	$6.21
$11.94–$17.69	13,700	0.1	$15.00	13,700	$15.00
$18.50–$19.19	2,200	0.0	$18.59	2,200	$18.59

	4,992,655	2.4	$2.93	3,055,836	$2.46

(14)   Commitments and Contingencies

Operating Leases and Employment Agreements

      The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,779,278, $1,695,858 and $1,579,152 for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2004, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2005	2006	2007	2008	2009	After 2009
Operating leases	$10,214,479	$1,640,648	$1,763,513	$1,561,818	$1,380,197	$1,225,434	$2,642,869
Employment agreements	1,343,867	993,867	250,000	100,000	—	—	—
Outside contributors	439,175	439,175	—	—	—	—	—
Note payable	221,269	96,192	102,931	22,146	—	—	—

Total contractual cash obligations	$12,218,790	$3,169,882	$2,116,444	$1,683,964	$1,380,197	$1,225,434	$2,642,869

      Additional employment agreements were signed subsequent to December 31, 2004 that guarantee payments of $621,750 and $460,000 in the years ended December 31, 2005 and 2006, respectively, and are dependent on the future fulfillment of their services thereunder.

Legal Proceedings

      On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company's initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.'s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys' fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action, including Mr. Cramer, has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company's insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

      Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the difference, if any, between $1 billion and the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

      Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. In the event the settlement does not receive final court approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition, results of operations, and cash flows.

(15)   Employee Benefit Plan

      Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(16)   Long-term Investments, at Cost

      In December 1999, the Company purchased a 19.99% interest for $2,250,000 in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. As of December 31, 1999, approximately $1,125,000 of this investment was unpaid and was reflected in accrued expenses, which was subsequently paid in 2000. The investment was being accounted for on a cost basis. In July 2000, the Company agreed to provide to BusinessNet, pursuant to a Convertible Bridge Loan Agreement, a loan in the amount of $554,354, which was funded in the second half of 2000. Under the terms of the agreement, the loan would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet received a certain level of proceeds. The loan was included within other receivables within the December 31, 2000 balance sheet. In March 2001, the Company agreed to provide to BusinessNet, pursuant to a second agreement, a loan in the amount of $1,250,000, which was funded during 2001. Under the terms of the agreement, this loan and the prior loan, would convert to equity upon the earlier of 12 months from the date of disbursement or the occurrence of an investment transaction in which BusinessNet received a certain level of proceeds. In December 2001, the Company concluded that its original investment and subsequent bridge loans to BusinessNet were not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. During 2002, there was a change to the conversion terms of the loans, which did not have any impact on the Company as the loans were fully written off. In October 2004, the Company entered into agreements with Ha'aretz Daily Newspaper Ltd. (“Ha'aretz”), the majority shareholder of BusinessNet, pursuant to which the Company agreed to sell its interest in BusinessNet and assign its rights and obligations under the bridge loans to Ha'aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004 and the Company recorded this recovery in the fourth quarter of 2004.

(17)   Business Segment Information

      During the year ended December 31, 2002, the chief operating decision maker allocated resources and assessed performance on a single-segment basis, as IRG Research had not yet commenced full operations. Effective January 1, 2003, the Company's operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments have been renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company's operating activities. The Company's electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company's securities research and brokerage segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue is recorded on a trade date

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

basis. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources.

      To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company's securities research and brokerage segment, which is operated by Independent Research Group LLC (“IRG Research”), a wholly owned subsidiary of TheStreet.com, Inc., including administrative, financial, legal and technology functions, are handled by the Company's electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. Management of the Company believes this allocation method to be reasonable. Costs allocated to the securities research and brokerage segment totaled $2,304,656 and $845,190, for the years ended December 31, 2004 and 2003, respectively.

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

	For the Year Ended December 31, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$22,632,481	$—	$215,547	$22,416,934
Advertising revenue	7,066,300	—	—	7,066,300
Commission revenue	—	4,473,201	—	4,473,201
Other revenue	1,266,537	—	—	1,266,537

Total net revenue	$30,965,318	$4,473,201	$215,547	$35,222,972

Depreciation and amortization	$655,747	$149,732	$—	$805,479

Net interest income	$362,211	$16,955	$—	$379,166

Net income (loss)	$3,835,275	$(6,023,833)	$—	$(2,188,558)

Cash flows: additions to long-lived assets	$510,620	$392,523	$—	$903,143

	For the Year Ended December 31, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$18,742,985	$—	$240,320	$18,502,665
Advertising revenue	5,602,483	—	—	5,602,483
Commission revenue	—	805,075	—	805,075
Other revenue	1,188,720	—	—	1,188,720

Total net revenue	$25,534,188	$805,075	$240,320	$26,098,943

Depreciation and amortization	$2,175,629	$109,691	$—	$2,285,320

Net interest income	$360,550	$9,786	$—	$370,336

Net loss	$(834,902)	$(3,204,596)	$—	$(4,039,498)

Cash flows: additions to long-lived assets	$547,137	$—	$—	$547,137

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2004

	As of December 31, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$47,821,256	$4,092,668	$11,836,787	$40,077,137

Total liabilities	$13,078,208	$1,852,425	$236,687	$14,693,946

	As of December 31, 2003
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$40,038,484	$1,202,446	$4,043,631	$37,197,299

Total liabilities	$10,715,112	$738,370	$243,531	$11,209,951

(18)   Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$7,920	$9,143	$8,669	$9,491
Total operating expense	9,560	9,345	9,990	8,896
Net (loss) income	(1,568)	(130)	(1,221)	730
Basic net (loss) income per common share	(0.06)	(0.01)	(0.05)	0.03
Diluted net (loss) income per common share	(0.06)	(0.01)	(0.05)	0.03

	For the Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$5,656	$6,394	$6,666	$7,383
Total operating expense	7,830	7,776	7,600	7,303
Net (loss) income	(2,056)	(1,273)	(865)	154
Basic net (loss) income per common share	(0.09)	(0.05)	(0.04)	0.01
Diluted net (loss) income per common share	(0.09)	(0.05)	(0.04)	0.01

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to (Recovery from) Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2004	$129,096	$8,000	$29,302	$107,794
For the year ended December 31, 2003	$212,312	$(46,839)	$36,377	$129,096
For the year ended December 31, 2002	$490,263	$41,444	$319,395	$212,312

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com's common stock
♦10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002²
10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan²
10.3	Annual Incentive Plan²
10.4	Compensation of Directors²
♦♦10.5	TheStreet.com, Inc. Retention Program²
♦♦10.6	TheStreet.com, Inc. Form of Retention Agreement with Executive Officers²
+10.7	Employment Agreement, dated February 22, 2004, between James Cramer and TheStreet.com, Inc.²
10.8	Amendment to Employment Agreement, dated March 15, 2005, between James Cramer and TheStreet.com, Inc.²
+10.9	Employment Agreement, dated January 1, 2004, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.²
++10.10	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.²
•10.11	Agreement of Lease, dated July 22, 1999, between W12/14 Wall Acquisition Associates LLC and TheStreet.com, Inc., as Tenant
10.12	Amendment of Lease, dated as of October 31, 2001, between W12/14 Wall Acquisition Associates LLC, as Landlord, and TheStreet.com, Inc., as Tenant
••10.13	Agreement of Lease, dated as of May 10, 2004, between 44 Wall Owner, LLC, as Landlord, and Independent Research Group LLC, as Tenant
◊14	Code of Business Conduct and Ethics
23.1	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company's 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 filed April 19, 1999.
♦	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.
♦♦	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 20, 2005.

(footnotes continued on next page)

(footnotes continued from previous page)

+	Incorporated by reference to Exhibits to the Company's 2003 Annual Report on Form 10-K filed March 15, 2004.
++	Incorporated by reference to Exhibits to the Company's 2002 Annual Report on Form 10-K filed March 31, 2003.
•	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.
••	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 9, 2004.
◊	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 17, 2005.
²	Indicates compensatory plan or arrangement.