Form 10-Q
period 2005-03-31
THESTREET COM
filed 2005-05-10
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES X     NO

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class) Common Stock, par value $0.01 per share	(Number of Shares Outstanding as of May 6, 2005) 24,751,178

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2005

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$26,197,585	$29,770,125
Restricted cash	800,000	800,000
Accounts receivable, net of allowance for doubtful accounts of $104,873 as of March 31, 2005 and $107,794 as of December 31, 2004	2,206,959	1,631,949
Other receivables	88,967	99,916
Prepaid expenses and other current assets	1,087,176	1,186,044

Total current assets	30,380,687	33,488,034
Property and equipment, net of accumulated depreciation and amortization of $12,879,157 as of March 31, 2005 and $12,647,131 as of December 31, 2004	2,429,688	2,528,998
Other assets	70,637	71,460
Goodwill	1,990,312	1,990,312
Other intangibles, net	1,451,666	493,333
Restricted cash	1,505,000	1,505,000

Total assets	$37,827,990	$40,077,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,045,921	$813,915
Accrued expenses	3,019,151	6,099,473
Deferred revenue	7,905,686	7,310,757
Current portion of note payable	97,835	96,192
Other current liabilities	883,085	115,425

Total current liabilities	12,951,678	14,435,762
Note payable	99,993	125,077
Other liabilities	190,626	133,107

Total liabilities	13,242,297	14,693,946

Stockholders' Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,181,178 shares issued and 24,727,762 shares outstanding at March 31, 2005, and 30,153,144 shares issued and 24,699,728 shares outstanding at December 31, 2004	301,812	301,531

Additional paid-in capital	186,242,038	186,185,339
Treasury stock at cost; 5,453,416 shares at March 31, 2005 and December 31, 2004	(7,321,122)	(7,321,122)
Accumulated deficit	(154,637,035)	(153,782,557)

Total stockholders' equity	24,585,693	25,383,191

Total liabilities and stockholders' equity	$37,827,990	$40,077,137

        The accompanying notes to consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Net revenue:
Subscription	$5,427,280	$5,409,495
Advertising	2,106,274	1,427,974
Commission	1,136,524	776,790
Other	271,632	306,043

Total net revenue	8,941,710	7,920,302

Operating expense:
Cost of services	4,018,193	4,077,360
Sales and marketing	3,253,932	3,081,195
General and administrative	2,453,759	2,189,161
Depreciation and amortization	232,939	211,905

Total operating expense	9,958,823	9,559,621

Operating loss	(1,017,113)	(1,639,319)
Net interest income	162,635	71,403

Net loss	$(854,478)	$(1,567,916)

Net loss per share - basic and diluted	$(0.03)	$(0.06)

Weighted average basic and diluted shares outstanding	24,714,380	24,240,143

        The accompanying notes to consolidated financial statements are an integral part of these statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(854,478)	$(1,567,916)
Adjustments to reconcile net loss to cash (used in)
provided by operating activities:
Provision for (recovery of) doubtful accounts	20,000	(12,000)
Depreciation and amortization	232,939	211,905
Deferred rent	116,832	59,510
Changes in operating assets and liabilities:
Accounts receivable	(595,010)	168,186
Other receivables	10,949	(18,944)
Receivables from related parties	—	140,876
Prepaid expenses and other current assets	98,868	107,008
Other intangibles, net	(250,000)	—
Accounts payable and accrued expenses	(2,848,316)	95,528
Deferred revenue	594,929	1,308,517
Other current liabilities	(76)	3,625

Net cash (used in) provided by operating activities	(3,473,363)	496,295

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(2,000,000)
Sale of short-term investments	—	4,005,987
Capital expenditures	(132,716)	(233,293)

Net cash (used in) provided by investing activities	(132,716)	1,772,694

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	56,980	1,243,007
Repayment of note payable	(23,441)	(21,906)
Purchase of treasury stock	—	(12,752)

Net cash provided by financing activities	33,539	1,208,349

Net (decrease) increase in cash and cash equivalents	(3,572,540)	3,477,338
Cash and cash equivalents, beginning of period	29,770,125	22,247,400

Cash and cash equivalents, end of period	$26,197,585	$25,724,738

Supplemental disclosures of cash flow Information:
Cash payments made for interest	$5,315	$6,410

        The accompanying notes to consolidated financial statements are an integral part of these statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1.     DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

        TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters and syndicated radio programming. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and syndicated radio programming. The Company’s securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

Basis of Presentation

        The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

        The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

        For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

2.     STOCK-BASED COMPENSATION

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the three-month period ended March 31, 2005 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

        In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, however, the SEC deferred the implementation date of SFAS No. 123(R). As a result, the Company plans to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 1, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

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

        Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following pro forma amounts:

	For the Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(854,478)	$(1,567,916)
Less: noncash compensation, pro forma	(448,674)	(622,153)

Net loss, pro forma	$(1,303,152)	$(2,190,069)

Basic and diluted net loss per share, as reported	$(0.03)	$(0.06)

Basic and diluted net loss per share, pro forma	$(0.05)	$(0.09)

3.     TREASURY STOCK

        From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2004, the Company purchased 31,316 shares of common stock under this program. During the three-month period ended March 31, 2005, the Company did not purchase any shares of common stock under this program. Since the inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.

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

        Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. In the event the settlement does not receive final court approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

5.     BUSINESS SEGMENT INFORMATION

        During the year ended December 31, 2002, the chief operating decision maker allocated resources and assessed performance on a single-segment basis, as the Company’s securities research and brokerage segment had not yet commenced full operations. Effective January 1, 2003, the Company’s operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments were renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company’s operating activities. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company’s securities research and brokerage segment generates independent proprietary equity research for use by institutional clients, and as a broker-dealer, is able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue is recorded on a trade date basis. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources.

        To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by Independent Research Group LLC (“IRG Research”), a wholly owned subsidiary of TheStreet.com, Inc., including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. Management of the Company believes this allocation method to be reasonable. Costs allocated to the securities research and brokerage segment totaled $587,842 and $465,840 for the three-month periods ended March 31, 2005 and 2004, respectively.

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

	For the Three Months Ended March 31, 2005
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$5,441,400	$--	$14,120	$5,427,280
Advertising revenue	2,106,274	--	--	2,106,274
Commission revenue	--	1,136,524	--	1,136,524
Other revenue	271,632	--	--	271,632

Total net revenue	$7,819,306	$1,136,524	$14,120	$8,941,710

Depreciation and amortization	$142,361	$90,578	$--	$232,939

Net interest income	$154,126	$8,509	$--	$162,635

Net income (loss)	$995,193	$(1,849,671)	$--	$(854,478)

Cash flows: additions to long-lived assets	$137,855	$(5,139)	$--	$132,716

	For the Three Months Ended March 31, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Statement of Operations Data:
Subscription revenue	$5,510,833	$--	$101,338	$5,409,495
Advertising revenue	1,427,974	--	--	1,427,974
Commission revenue	--	776,790	--	776,790
Other revenue	306,043	--	--	306,043

Total net revenue	$7,244,850	$776,790	$101,338	$7,920,302

Depreciation and amortization	$184,549	$27,356	$--	$211,905

Net interest income	$69,863	$1,540	$--	$71,403

Net (loss)	$(157,624)	$(1,410,292)	$--	$(1,567,916)

Cash flows: additions to long-lived assets	$233,293	$--	$--	$233,293

	As of March 31, 2005
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$47,550,563	$4,751,577	$14,474,150	$37,827,990

Total liabilities	$11,755,342	$1,711,005	$224,050	$13,242,297

	As of March 31, 2004
	Electronic publishing	Securities research and brokerage	Eliminations	Total
Balance Sheet Data:
Total assets	$42,527,523	$1,343,348	$5,625,469	$38,245,402

Total liabilities	$12,131,520	$714,564	$250,369	$12,595,715

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

        Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2004. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

        The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Overview

History

        TheStreet.com, Inc. (collectively, with its wholly-owned subsidiaries, the “Company”) was organized in June 1996 as a Delaware limited liability company and converted to a Delaware C-corporation in May 1998. The Company operates its businesses in two segments, electronic publishing and securities research and brokerage. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters and syndicated radio programming. The electronic publishing segment receives revenue from subscription sales, advertising and sponsorship sales, as well as syndicated radio programming and content syndication. The Company’s securities research and brokerage segment provides proprietary equity research and brokerage services to institutional clients, and, as a broker-dealer, receives revenue from trading commissions, a standard payment method in the professional markets.

        In October 2002, the Company formed Independent Research Group LLC (“IRG Research”), a Delaware limited liability company, as a separate, wholly owned subsidiary to bring high-quality, independent equity research to institutional clients. In April 2003, IRG Research was admitted to the National Association of Securities Dealers,

Inc. (“NASD”) as a broker-dealer. IRG Research established correspondent clearing relationships with two brokerage firms and began receiving commission revenue in May 2003. In late December 2003, IRG Research commenced in-house equity trading operations on behalf of its clients.

Current State of the Company

        The Company’s total net revenue for the three-month period ended March 31, 2005 increased approximately 13% to $8.9 million, as compared to $7.9 million for the three-month period ended March 31, 2004. The Company’s reported net loss for the three-month period ended March 31, 2005 decreased approximately 46% to $0.9 million, as compared to $1.6 million for the three-month period ended March 31, 2004.

        Approximately $7.8 million, or 87%, of the Company’s total revenue in the first quarter of 2005 was received by its electronic publishing segment, which is operated through TheStreet.com, Inc. Subscription revenue, totaling approximately $5.4 million, remained essentially flat when compared to the first quarter of 2004. Advertising revenue increased approximately 48% year over year, to approximately $2.1 million for the three months ended March 31, 2005, as compared to approximately $1.4 million for the three months ended March 31, 2004. On the expense side, the Company’s electronic publishing segment’s operating expenses decreased approximately 7% year over year, to approximately $7.0 million for the three months ended March 31, 2005, as compared to approximately $7.5 million for the three months ended March 31, 2004.

        Subscription revenue for the Company’s electronic publishing segment for the three-month period ended March 31, 2005 was essentially flat when compared to the first quarter of 2004. We believe this may have been due in part to a change in market sentiment on the part of both the self-directed and professional investor, who in January 2005 began to turn uncertain after a series of negative economic indicators weakened the post-election confidence of the fourth quarter of 2004. In addition, the resurgence in the online advertising market, although it helps the Company increase its advertising revenue, has also made it more expensive to acquire new customers. These factors led the Company to decrease sales and marketing expenditures for its electronic publishing segment during the three months ended March 31, 2005 by approximately 13% to approximately $2.0 million, as compared to approximately $2.3 million for the three months ended March 31, 2004. During the remainder of 2005, the Company plans to decrease its reliance on online advertising to promote its services and to seek to expand its use of co-marketing arrangements that do not require up-front customer acquisition expenditures. The Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, which enables the Company to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns. As a result of the foregoing, the Company expects its overall 2005 sales and marketing expenditures for its electronic publishing segment to be flat or to increase slightly from 2004 levels.

        The year over year increase in the electronic publishing segment’s advertising revenue was primarily due to improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company and the benefits of the Company’s in-house advertisement-serving capabilities that allowed the Company to serve a variety of advertising formats. In an effort to take advantage of the current positive trends in the online advertising market, the Company plans to increase page views by adding content to its free, flagship web site, rather than to its subscription-based products. The decrease in the electronic publishing segment’s operating expenses was primarily the result of reduced compensation and online advertising costs, partially offset by increased legal and consulting expenses, as well as higher fees paid to non-employee content providers.

        The Company’s securities research and brokerage segment is operated through its wholly-owned subsidiary, IRG Research. During the three-month period ended March 31, 2005, the segment received commission revenue of approximately $1.1 million, an increase of approximately 46% over approximately $0.8 million received during the same period in 2004. The year over year increase in revenue was attributable primarily to improved production from the firm’s sales representatives and research analysts and the continued increase in trading activity since the commencement in late December 2003 of in-house execution of client trades. The segment also incurred expenses of approximately $3.0 million during the three month period ended March 31, 2005 (including approximately $0.6 million allocated to IRG Research under its services agreement with TheStreet.com, Inc.), an increase of approximately 43% over approximately $2.1 million (including approximately $0.5 million allocated to IRG Research under the services agreement) for the three-month period ended March 31, 2004. This increase in expense compared to the same three-month period in the prior year is attributable primarily to higher compensation and related costs due to increased overall headcount and higher analyst salaries resulting from increased competition for talented research analysts, as well as increased rent expense resulting from IRG Research’s move to new principal office space at 44 Wall Street in September 2004. The Company believes that IRG’s results are consistent with those of the brokerage industry generally, which experienced a slow-down in revenue growth during the three-month period ended March 31, 2005.

        The Company believes that, by focusing its services on small- to mid-capitalization stocks that have not been covered or have received limited coverage from traditional Wall Street firms, the Company can become a preferred research resource and trading partner of hedge funds and buy-side institutions that invest in smaller stocks. The Company also believes that the combination of fundamental and consultative research will help expand its customer base. Accordingly, during the three-month period ended March 31, 2005, the firm entered into an arrangement with MDRx Financial, Inc. (“MDRx”) pursuant to which IRG Research will pay $1.0 million for the exclusive right to offer MDRx’s innovative research to its institutional client base for four years. IRG Research also expects to provide its clients with proprietary retail pharmacy prescription and biotechnology data it believes is not currently available in the market on a cost-effective basis. The Company currently intends to continue to devote resources to this segment in 2005 in order to grow its revenue.

        The Company believes that its current cash and cash equivalents and short-term investments will be sufficient to meet the anticipated cash needs of both the Company’s electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. See “—Liquidity and Capital Resources.”

Recent Events

        On January 12, 2005, the Company announced the hiring of Allen & Company LLC (“Allen”), a New York investment bank, to assist its board of directors in considering possible strategic alternatives for enhancing stockholder value. There is no definitive agreement with respect to, and no decision has been made as to whether the Company will engage in, a transaction or transactions resulting from the board of directors’ consideration of strategic alternatives. The principal portion of Allen’s compensation for this engagement is contingent upon the successful completion of a transaction.

        Effective January 20, 2005, the Company established a Retention Program (the “Program”), pursuant to which each of certain eligible employees would receive (1) retention benefits provided for under the Program in the event a change of control (as defined in the Program) occurs prior to December 31, 2005 and (2) termination benefits provided for under the Program if his or her employment is terminated without cause (as defined in the Program) or if such individual resigns for good reason (as defined in the Program) in connection with a change of control occurring prior to December 31, 2005.

        On March 15, 2005, the Company and James J. Cramer, its co-founder, director and columnist, agreed to extend through July 31, 2005 the term of Mr. Cramer’s employment agreement, dated February 22, 2004, and to make certain other changes to the agreement. As amended, the 2004 employment agreement provides that the so-called “Talent Fee” (currently $363,000 per year) paid to the Company on a quarterly basis for the provision of radio programming under its radio syndication agreement with Buckley Broadcasting Corp.-WOR, will be paid by the Company to Mr. Cramer, in addition to his annual salary.

Critical Accounting Policies

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

Revenue Recognition

        The Company generates its revenue primarily from subscriptions, advertising and commissions.

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

        Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company’s web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s web sites “click-through” to the advertisers web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

        Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary, or by cash payments in return for research provided, by its institutional clients. Commission revenue and related expenses are recognized on a trade date basis.

        Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer, and syndication revenue.

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

        Upon the adoption of SFAS 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. Based upon annual impairment tests as of September 30, 2004 and 2003, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

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

Stock Based Compensation

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“FASB No. 148”), and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Stock options granted during the three-month period ended March 31, 2005 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

        In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, however, the SEC deferred the implementation date of SFAS No. 123(R). As a result, the Company plans to adopt SFAS No. 123(R) effective January 1, 2006 rather than the initial implementation date of July 1, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

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

Results of Operations

        To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s securities research and brokerage segment, which is operated by IRG Research, including administrative, financial, legal and technology functions, are handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions are allocated to the securities research and brokerage segment based upon a services agreement between the two companies. Costs are allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. Costs allocated to the securities research and brokerage segment totaled $587,842 and $465,840 for the three-month periods ended March 31, 2005 and 2004, respectively. This increase was primarily attributable to an increase in headcount at IRG Research, from an average of approximately 29 in the first quarter of 2004 to an average of approximately 42 in the first quarter of 2005.

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

     Net Revenue

	For the Three Months Ended March 31,		Change
	2004	2005	Amount	Percent
Net revenue:
Subscription	$5,427,280	$5,409,495	$17,785	0%
Advertising	2,106,274	1,427,974	678,300	48%
Commission	1,136,524	776,790	359,734	46%
Other	271,632	306,043	(34,411)	–11%

Total net revenue	$8,941,710	$7,920,302	$1,021,408	13%

        Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions. All subscription revenue is attributable to the Company’s electronic publishing segment.

        The increase in subscription revenue is primarily the result of an increase in the average number of subscribers associated with Action Alerts PLUS, together with revenue from TheStreet.com Stocks Under $10, a subscription-based product launched in June 2004, the sum of which totals $556,833, partially offset by a decrease in revenue due to a decline in the number of subscribers associated with TheStreet View, RealMoney.com, and Street Insight, the sum of which totals $490,324. For the three months ended March 31, 2005, approximately 68% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the three months ended March 31, 2004.

        The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended March 31, 2005, and March 31, 2004.

        Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s web sites. All advertising revenue is attributable to the Company’s electronic publishing segment.

        The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company’s advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates. During the three months ended March 31, 2005, the Company achieved a 53% increase in revenue per 1,000 revenue generating page views, when compared to the three months ended March 31, 2004.

        For the three months ended March 31, 2005, approximately 81% of the Company’s advertising revenue was derived from advertising sponsorship contracts, as compared to approximately 76% for the three months ended March 31, 2004. The number of advertisers for the three months ended March 31, 2005, was 48, as compared to 35 for the three months ended March 31, 2004.

        The Company’s top five advertisers accounted for approximately 38% of its total advertising revenue for the three months ended March 31, 2005, as compared to approximately 48% for the three months ended March 31, 2004. For the three months ended March 31, 2005, one advertiser accounted for approximately 10.5% of total advertising revenue. For the three months ended March 31, 2004, one advertiser accounted for approximately 15.8% of total advertising revenue.

        Commission. Commission revenue arises from trades placed through the Company’s broker-dealer subsidiary by its institutional clients, or by direct cash payments, allowing it to collect commissions on such trades for both the equity research it provides, as well as for the institutional products produced by the Company’s electronic publishing segment. All commission revenue is attributable to the Company’s securities research and brokerage segment.

        The increase in commission revenue is primarily the result of the continued expansion of the segment’s research, sales and marketing staffs, to a total headcount of 44 as of March 31, 2005, as compared to a total headcount of 36 as of March 31, 2004, combined with the increase in trading activity since late December 2003 when IRG Research began in-house execution of client trades.

        Other. Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer and syndication revenue. All other revenue is attributable to the Company’s electronic publishing segment.

        The decrease in other revenue is primarily the result of a reduction in both syndication and radio program related revenue totaling $36,341.

     Operating Expense

	For the Three Months Ended
	March 31,		Change
	2005	2004	Amount	Percent
Operating expense:
Cost of services	$4,018,193	$4,077,360	$59,167	1%
Sales and marketing	3,253,932	3,081,195	(172,737)	–6%
General and administrative	2,453,759	2,189,161	(264,598)	–12%
Depreciation and amortization	232,939	211,905	(21,034)	–10%

Total operating expense	$9,958,823	$9,559,621	$(399,202)	–4%

        Cost of services. The decrease in cost of services on a consolidated Company-wide basis is primarily the result of lower compensation and related costs combined with reduced recruiting fees, the sum of which totals $213,732, partially offset by higher fees paid to non-employee content providers totaling $192,051.

        Cost of services for the Company’s electronic publishing segment includes compensation and benefits for its editorial, technology and product development staffs, as well as fees paid to non-employee content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. Cost of services for the Company’s electronic publishing segment decreased to $2,900,684 for the three months ended March 31, 2005, as compared to $3,176,431 for the three months ended March 31, 2004. This decrease is primarily the result of lower compensation and related costs (due in part to higher intercompany cost allocations to IRG Research) combined with decreased data and repair and maintenance costs, the sum of which totals $457,167, partially offset by higher fees paid to non-employee content providers totaling $192,051.

        Cost of services for the Company’s securities research and brokerage segment includes compensation and benefits for its research and brokerage staffs, as well as licensing fees payable to content providers, communication lines and other technology costs. Cost of services for the Company’s securities research and brokerage segment increased to $1,117,509 for the three months ended March 31, 2005, inclusive of costs allocated from the Company’s electronic publishing segment totaling $248,833, as compared to $900,929 for the three months ended March 31, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $173,087. This increase is primarily the result of higher compensation and related costs totaling $226,549 (due in part to higher intercompany cost allocations from the Company’s electronic publishing segment), partially offset by reduced recruiting fees totaling $35,000.

        Sales and marketing. The increase in sales and marketing expense on a consolidated Company-wide basis is primarily the result of increased compensation and related costs combined with higher external trading costs, the sum of which totals $625,314, partially offset by reduced online advertising expenditures, content distribution fees, credit card processing fees and statistical services, the sum of which totals $462,071.

        Sales and marketing expense for the Company’s electronic publishing segment consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for its direct sales force and customer service and conference departments. Sales and marketing expense for the Company’s electronic publishing segment decreased to $1,988,351 for the three months ended March 31, 2005, as compared to $2,282,319 for the three months ended March 31, 2004. This decrease is primarily the result of reduced online advertising expenditures due to a reduction in the Company’s online marketing program, and reduced content distribution fees, credit card processing fees and statistical services, the sum of which totals $462,071, partially offset by increased compensation and related costs totaling $191,718.

        Sales and marketing expense for the Company’s securities research and brokerage segment consists primarily of compensation expense for its direct sales force, direct trading costs, as well as marketing and promotion expenses. Sales and marketing expense for the Company’s securities research and brokerage segment increased to $1,265,581 for the three months ended March 31, 2005, inclusive of costs allocated from the Company’s electronic publishing segment totaling $4,989, as compared to $798,876 for the three months ended March 31, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $3,869. This increase is primarily the result of higher compensation and related costs due to the build up of the segment’s sales force, combined with increased external trading related costs due to the increase in trading activity, the sum of which totals $433,596.

        General and administrative. The increase in general and administrative expense on a consolidated Company-wide basis is primarily the result of increased legal, consulting, rent and board meeting fees, the sum of which totals $553,770, partially offset by reduced compensation and related costs, combined with lower sales and use taxes and insurance premiums, the sum of which totals $344,342.

        General and administrative expense for the Company’s electronic publishing segment consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. General and administrative expense for the Company’s electronic publishing segment increased to $1,946,843 for the three months ended March 31, 2005, as compared to $1,829,038 for the three months ended March 31, 2004. This increase is primarily the result of higher legal, consulting and board meeeting fees, the sum of which totals $470,125, partially offset by reduced compensation and related costs, combined with lower insurance premiums and sales and use taxes, the sum of which totals $364,334.

        General and administrative expense for the Company’s securities research and brokerage segment consist primarily of occupancy costs, professional fees, insurance costs and other office expenses. General and administrative expense for the Company’s securities research and brokerage segment increased to $506,916 for the three months ended March 31, 2005, inclusive of costs allocated from the Company’s electronic publishing segment totaling $305,695, as compared to $360,123 for the three months ended March 31, 2004, inclusive of costs allocated from the Company’s electronic publishing segment totaling $260,382. This increase is primarily the result of higher rent, board meeting fees, combined with increased compensation and related costs, the sum of which totals $117,544.

        Depreciation and amortization. Depreciation and amortization expense for the Company’s electronic publishing segment decreased to $142,361 for the three months ended March 31, 2005, as compared to $184,549 for the three months ended March 31, 2004. This decrease is primarily attributable to fully depreciated assets and reduced capital expenditures.

        Depreciation and amortization expense for the Company’s securities research and brokerage segment increased to $90,578 for the three months ended March 31, 2005, inclusive of costs allocated from the Company’s electronic publishing segment totaling $27,011, as compared to $27,356 for the three months ended March 31, 2004, all of which resulted from costs allocated from the Company’s electronic publishing segment. This increase is primarily the result of an increase in intangible assets associated with the segment’s exclusive license of healthcare research from MDRx Financial, Inc. for resale to clients.

        Net Interest Income

	For the Three Months
	Ended March 31,		Change
	2005	2004	Amount	Percent
Net interest income	$162,635	$71,403	$91,232	128%

        Net interest income for the Company’s electronic publishing segment increased to $154,126 for the three months ended March 31, 2005, as compared to $69,863 for the three months ended March 31, 2004. This increase is primarily the result of higher interest rates.

        Net interest income for the Company’s securities research and brokerage segment increased to $8,509 for the three months ended March 31, 2005, inclusive of interest expense allocated from the Company’s electronic publishing segment totaling $1,314, as compared to $1,540 for the three months ended March 31, 2004, inclusive of interest expense allocated from the Company’s electronic publishing segment totaling $1,146. This increase is primarily the result of higher cash balances combined with higher interest rates.

Liquidity and Capital Resources

        The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2005, the Company’s cash and cash equivalents, and current and noncurrent restricted cash amounted to $28,502,585, representing 75% of total assets.

        Cash generated from operations was insufficient to cover expenses during the three months ended March 31, 2005. Net cash used in operating activities totaled $3,473,363 for the three months ended March 31, 2005, as compared to net cash provided by operating activities totaling $496,295 for the three months ended March 31, 2004. The decline in net cash provided by operating activities was primarily the result of the following:

•	higher incentive compensation payments due to increased revenue during the year ended December 31, 2004 as compared to December 31, 2003;
•	a slow down in the growth of deferred revenue; and
•	the continued expansion of IRG Research's operations, which resulted in higher overall expense.

        These declines were partially offset by increased commission revenue due to the continued growth in IRG Research’s operations.

        Net cash used in operating activities of $3,473,363 for the three months ended March 31, 2005 was primarily the result of the Company’s net loss of $854,478 combined with a decrease in accounts payable and accrued expenses (primarily the result of payments related to incentive compensation), together with an increase in accounts receivable (primarily the result of increased billings caused by higher advertising revenue), the sum of which totals $3,443,326, partially offset by an increase in deferred revenue and noncash expenditures, the sum of which totals $964,700.

        Net cash used in investing activities of $132,716 for the three months ended March 31, 2005 was the result of capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware.

        Net cash provided by financing activities of $33,539 for the three months ended March 31, 2005 was the result of proceeds from the exercise of stock options, partially offset by a decrease in note payable.

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

        The Company believes that its current cash and cash equivalents will be sufficient to meet the anticipated cash needs of both the Company’s electronic publishing segment and its securities research and brokerage segment for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $3.9 million through March 31, 2006, in respect of the contractual obligations set forth in the table below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

        The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $487,145 for the three months ended March 31, 2005, as compared to $408,737 for the three months ended March 31, 2004. The increase is primarily the result of IRG Research’s move to new office space at 44 Wall Street. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of March 31, 2005, total future minimum cash payments are as follows:

	Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Operating leases	$9,891,500	$1,759,275	$3,250,267	$2,351,260	$2,530,698
Employment agreements	1,895,450	1,506,700	388,750	—	—
Outside contributor agreements	490,072	490,072	—	—	—
Note payable	197,828	97,835	99,993	—	—

Total contractual cash obligations	$12,474,850	$3,853,882	$3,739,010	$2,351,260	$2,530,698

        Subsequent to March 31, 2005, the Company entered into an employment agreement that guarantees payment of $252,083 within the year ended March 31, 2006, dependent upon the future fulfillment of the services thereunder.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

        The Company believes that its market risk exposures are immaterial, as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices are not expected to result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Item 4.      Controls and Procedures.

        The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

        You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

The Company Has a History of Losses and May Incur Further Losses

        Although the Company earned net income of $731,000, or $0.03 per share, in the fourth quarter of 2004 and $154,000, or $0.01 per share, in the fourth quarter of 2003, the Company has incurred operating losses in all other fiscal quarters since its formation, and may continue to experience operating losses in the future. As of March 31, 2005, the Company had an accumulated deficit of approximately $154.6 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during the remainder of 2005. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under U.S. generally accepted accounting principles, on a quarterly or annual basis in the future.

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

A Significant Portion of the Company’s Subscription Revenue is Generated by James J. Cramer and Other Key Writers

        The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenue. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them, including Mr. Cramer, whose current employment agreement will expire on July 31, 2005. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect the Company’s Business

        The Company’s continued success also depends upon the retention of other key employees, including executives to operate its business, technology personnel to run its publishing, commerce, communications and other systems, and salespersons to sell its subscription products and its advertising space. In addition, the success of the Company’s proprietary equity research business, operated through Independent Research Group LLC (“IRG Research”), its broker-dealer subsidiary, depends on its executives, as well as research analysts and traders. Several of the Company’s key employees are bound by employment or non-competition agreements. In addition, the Company seeks to compensate its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Finally, in connection with the Company’s announcement that it has retained the investment bank Allen & Company LLC (“Allen”) to assist its board of directors in considering possible strategic alternatives, the Company has established a retention program under which eligible employees would receive certain benefits in the event of a change of control of the Company during 2005. Nevertheless, the Company can make no assurances that these programs will allow it to retain key employees or hire new employees. The loss of one or more of the Company’s key employees, or the Company’s inability to attract experienced and qualified replacements, could materially adversely affect the Company’s business, results of operations and financial condition.

The Company Is Subject to Risks and Uncertainties Associated With its Proprietary Equity Research Business, Which Is in the Early Stages of Development

        In October 2002, the Company formed IRG Research as a wholly-owned subsidiary to operate its proprietary equity research business. IRG Research began coverage of equities in the second quarter of 2003, when it became a registered broker-dealer. Although IRG Research recorded full year 2004 revenue of approximately $4.5 million, it recorded full year 2004 expenses of approximately $10.3 million (including approximately $2.3 million allocated to it under its services agreement with TheStreet.com, Inc.). For the three months ended March 31, 2005, IRG Research recorded revenue of approximately $1.1 million and expenses of approximately $3.0 million (including approximately $0.6 million allocated to it under its services agreement with TheStreet.com, Inc.). Accordingly, IRG Research remains in the early stages of development. As the Company develops and operates this emerging business, the Company will continue to encounter risks, uncertainties, expenses and difficulties relating to the attraction and retention of talented analysts and other staff, regulatory compliance, brand development, market acceptance of its products, trading errors, and the strength of the market for equity securities and equity research overall, among others. The limited operating history of IRG Research makes it difficult to evaluate the business and its prospects or to accurately predict future revenue or results of operations for the business. Accordingly, the prospects for this business should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in an early stage of development. The Company can make no assurances that it will successfully develop and operate its proprietary equity research business or achieve profitability for this business.

IRG Research’s Revenue May Not Be Sufficient to Cover its Expenses

        IRG Research’s current business plan involves the production of proprietary equity research, the marketing of investment analysis and research products produced by TheStreet.com and selected other third party providers, and the dissemination of the foregoing to institutional money managers and hedge funds at no charge to these customers. Most recently, IRG has entered into an agreement with a pharmaceutical and healthcare research provider, pursuant to which IRG Research will have the exclusive right to offer the provider’s research to IRG Research’s institutional client base. In return, IRG Research expects that these institutional money managers and hedge funds will voluntarily pay for this research by subscription or, using so-called “soft dollars,” by electing to execute transactions through the firm. See “Business—Electronic Publishing Segment—Professional Products Sales and Marketing—Soft Dollar Brokers” and “Business—Securities Research and Brokerage Segment—Sales and Marketing” in each case, in the Company’s annual report on Form 10-K for the year ended December 31, 2004. However, there is no guarantee that these activities will generate sufficient revenue to cover the firm’s expenses. Furthermore, in response to the recent mutual fund scandal, several members of Congress have introduced mutual fund reform legislation that could, if passed, affect the use of soft dollars to pay for research services. See “—The Company Faces Government Regulation and Legal Uncertainties—Securities Industry Regulation” in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

        In the first quarter of 2005, the Company’s top five advertisers accounted for approximately 38% of its total advertising revenue, as compared to approximately 39% for the fourth quarter of 2004 and approximately 48% for the first quarter of 2004. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

Intense Competition Could Reduce the Company’s Market Share and Harm its Financial Performance

        The Company’s ability to compete successfully depends on many factors, including the quality and timeliness of its content and that of the Company’s competitors, the success of the Company’s recommendations and research, the Company’s ability to introduce products and services that keep pace with new investing trends, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company’s sales and marketing efforts. In our electronic publishing segment, we face competition for customers, advertisers, employees and contributors from a wide variety of financial news and information sources, as well as other types of companies, including:

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

        Many of these competitors have longer operating histories, greater name recognition, broader audience reach, larger customer bases and significantly greater financial, technical and marketing resources than the Company has. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company’s business, results of operations and financial condition. Accordingly, the Company cannot guarantee that it will be able to compete effectively with its current or future competitors or that this competition will not significantly harm its business.

The Company Faces Risks Associated with the Growth and Diversification of its Business

        The Company’s business has grown and diversified in recent years and now includes a variety of professional and consumer subscription products, as well as a separate, wholly owned, broker-dealer subsidiary, which offers proprietary equity research and trading to its institutional clients. We intend to continue to grow and diversify our business, both organically and possibly through acquisitions of other companies. Such growth and diversification may require significant time and resource commitments from the Company’s senior management, which will limit the amount of time these individuals will have available to devote to the Company’s existing operations. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficient operation of the Company will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions by the Company could result in the incurrence of debt and contingent liabilities and the issuance of new equity or debt securities to pay for acquisitions would dilute the holdings of existing stockholders. Any failure or any inability to effectively manage and integrate the growth and diversification of the Company could have a material adverse effect on its business, financial condition and results of operations.

System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company’s Reputation

        The Company’s ability to provide timely, updated information depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company’s ability to track, measure and report the delivery of advertisements on its web sites depends on the efficient and uninterrupted operation of a third-party system. The Company’s operations depend in part on the protection of its data systems and those of its third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, acts of terrorism, vandalism, sabotage, and similar unexpected adverse events. Although the Company utilizes the services of a third party data-center host and has put in place certain other disaster recovery measures, there is no guarantee that the Company’s Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in the Company’s service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company’s reputation, brand and the Company’s relations with its advertisers and strategic partners. The Company’s insurance policies may not adequately compensate the Company for such losses. In such event, the Company’s business, results of operations and financial condition could be materially adversely affected.

Difficulties In New Product Development Could Harm the Company’s Business

        In the past few years, the Company has introduced a significant number of new products and services, and expects to continue to do so. However, the Company may experience difficulties that could delay or prevent it from introducing new products and services in the future, or cause the costs to be higher than anticipated, which could materially adversely affect the Company’s business, results of operations and financial condition.

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

Failure to Establish and Maintain Successful Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base

        The Company still relies on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of its current subscriber and reader base. There is intense competition for relationships with these firms and for content placement on their web sites, and the Company may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. Additionally, the Company’s IRG Research subsidiary has begun to develop relationships with third party providers of data and consultative research in order to broaden the research and brokerage services it offers to its clients. For example, IRG Research recently entered into an agreement with MDRx Financial, Inc., a pharmaceutical and healthcare research provider (“MDRx”), pursuant to which IRG Research has agreed to pay a fee for the exclusive right to offer MDRx’s innovative research to IRG Research’s institutional client base. However, there can be no assurance that this initiative will result in revenue gains. If the Company’s operating units do not successfully establish and maintain its strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, the Company’s business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With the Company’s Brand Development May Harm its Ability to Attract Subscribers

        The Company believes that maintaining and growing awareness about its products is an important aspect of its efforts to continue to attract users. The Company’s new products do not have widely recognized brands, and the Company will need to increase awareness of these brands among potential users. Additionally, IRG Research, the Company’s broker-dealer subsidiary, does not have a widely recognized brand. The Company’s efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to the Company’s marketing efforts or advertising campaigns. Accordingly, the Company can make no assurances that such efforts will be successful in raising awareness of TheStreet.com, RealMoney, Street Insight, Action Alerts PLUS, TheStreet.com Stocks Under $10 or other brands or in persuading potential users to subscribe to the Company’s products or potential clients to utilize the equity research and trading services of IRG Research.

Failure to Maintain the Company’s Reputation for Trustworthiness May Harm its Business

        It is very important that the Company maintain its reputation as a trustworthy organization. The occurrence of events such as the Company’s misreporting a news story, the non-disclosure of a stock ownership position by one or more of the Company’s writers, or the manipulation of a security by one or more of the Company’s outside contributors, or any other breach of the Company’s compliance policies, could harm the Company’s reputation for trustworthiness and reduce readership. These events could materially adversely affect the Company’s business, results of operations and financial condition.

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

The Company Faces Government Regulation and Legal Uncertainties

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

        Securities Industry Regulation. The Company’s activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. In addition, IRG Research has registered with the SEC and been admitted as a member of the NASD as a broker-dealer in connection with its activities as a broker-dealer and provider of proprietary and third-party research. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company’s and IRG Research’s business, results of operations and financial condition.

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

        As a result, although the mutual fund scandal has little to do with soft dollar practices, in late 2003 and 2004, five mutual fund industry reform bills were introduced in the 108th Congress. Of these, four would impose additional disclosure requirements on mutual funds and their investment advisers concerning their usage of brokerage commission payments, and one, the “Mutual Fund Reform Act of 2004,” would prohibit altogether the use of soft dollars by mutual funds to pay for third party research. The Company believes that the proprietary and third party research products currently offered by IRG Research to its clients are purely research, and thus, in the Company’s view, their use by money managers is comfortably within current interpretations of the scope of the regulatory “safe harbor” for lawful and appropriate use of commissions. However, the passage of any new or currently proposed legislation that significantly curbed or abolished soft dollar practices, or action by the SEC or other federal and state governmental regulatory authorities or self-regulatory organizations to further regulate the activities of broker-dealers and investment advisors in general, could affect the Company’s business in the future in a manner that could harm the Company’s business, results of operations and financial condition.

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

        In this regard, the Company’s users depend on the Company to keep their personal information safe and private and not to disclose it to third parties or permit its security to be breached. If the Company’s users perceive that the Company is not protecting their privacy, or if the technology developed by these third parties for the Company’s use does not function as anticipated and the information security measures of the Company or its agents are breached, the Company’s users could be discouraged from registering to use the Company’s web sites or other products, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Control by Principal Stockholders, Officers and Directors Could Adversely Affect the Company’s Stockholders

        The Company’s officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, would have the ability to control the Company’s management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets). Some of these persons acting together, even in the absence of control, would be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock. See “Management’s Discussion and Analysis and Results of Operations—Recent Events.”

The Outcome of Our Exploration of Possible Strategic Alternatives is Uncertain.

        We have engaged Allen to assist our board of directors in considering possible strategic alternatives for enhancing shareholder value. These strategic alternatives may include the sale of all or part of our assets or a restructuring, recapitalization, divestiture, spin-off, merger or other business combination or acquisition of our equity securities involving all or part of our business. No decision has been made as to whether the Company will engage in a transaction or transactions resulting from the board’s consideration of strategic alternatives, and there can be no assurance that any transaction or transactions will occur or, if undertaken, the terms or timing thereof or the impact thereof on our operating results or stock price. Other uncertainties and risks relating to our review of possible strategic alternatives include:

•	review of possible strategic alternatives may disrupt our operations and divert management’s attention;
•	perceived uncertainties as to our future direction may result in the loss of, or failure to attract, customers, employees or business partners;
•	the process to review possible strategic alternatives may be more time consuming and expensive than we currently anticipate; and
•	we may not be able to identify strategic alternatives that are worth pursuing.

If realized, any of these risks could have a material adverse effect on the Company’s business, results of operations and financial condition.

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

        The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From January 1 through March 31, 2005, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $4.05 to $4.69. As of May 6, 2005, the closing sale price was $3.01. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. The volatility of the Company’s stock price is also exacerbated by the Company’s low trading volume, which averaged approximately 84,000 shares per day from January 1 through March 31, 2005. Additionally, due to the November 2004 announcement by the Company’s competitor, Marketwatch.com, Inc. of its sale to Dow Jones & Co., Inc. followed by the Company’s January 2005 announcement of its engagement of Allen to assist its board of directors in considering possible strategic alternatives, the current price of the Company’s stock may reflect the market’s belief that the Company will be sold for a premium. If these expectations are not met within a reasonable period, the Company’s stock price may decrease. These factors may adversely affect the price of the Company’s common stock, regardless of the Company’s operating performance. See “Management’s Discussion and Analysis and Results of Operations—Recent Events.”

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.‘s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action, including Mr. Cramer, has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to a hearing on fairness and approval by the court overseeing the litigation.

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

        Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. In the event the settlement does not receive final court approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1 - 31, 2005	-	$ -	-	$2,678,878
February 1 - 28, 2005	-	$ -	-	$2,678,878
March 1 - 31, 2005	-	$ -	-	$2,678,878

Total	-	$ -	-	$2,678,878

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

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits.

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
¿10.1	Amendment to Employment Agreement, dated March 15, 2005, between James Cramer and TheStreet.com, Inc.²
¿¿10.2	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
10.3	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
¿	Incorporated by reference to Exhibits to the Company’s 2004 Annual Report on Form 10-K filed March 16, 2005.
¿¿	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
²	Indicates compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: May 10, 2005	By:	/s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

Date: May 10, 2005	By:	/s/ Lisa A. Mogensen
Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
¿10.1	Amendment to Employment Agreement, dated March 15, 2005, between James Cramer and TheStreet.com, Inc.²
¿¿10.2	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
10.3	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
¿	Incorporated by reference to Exhibits to the Company’s 2004 Annual Report on Form 10-K filed March 16, 2005.
¿¿	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
²	Indicates compensatory plan or arrangement.