Form 10-Q/A
period 2005-03-31
THESTREET COM
filed 2005-05-19
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the quarterly report on Form 10-Q of TheStreet.com, Inc. for the quarterly period ended March 31, 2005, which was originally filed on May 10, 2005. This amendment is being filed to correct a printer error in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Comparison of Three Months Ended March 31, 2005 and March 31, 2004.” This error caused the “2004” and “2005” headings in the “Net Revenue” table included therein to be reversed. The data presented in the table under that heading is otherwise correct. All other information contained in the quarterly report on Form 10-Q remains unchanged from the original filing.

TheStreet.com, Inc.
Form 10-Q/A

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

THESTREET.COM, INC.

Date: May 19, 2005	By:	/s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr. Chairman of the Board and Chief Executive Officer

Date: May 19, 2005	By:	/s/ Lisa A. Mogensen
Lisa A. Mogensen Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
¿10.1	Amendment to Employment Agreement, dated March 15, 2005, between James Cramer and TheStreet.com, Inc.²
¿¿10.2	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
10.3	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
¿	Incorporated by reference to Exhibits to the Company’s 2004 Annual Report on Form 10-K filed March 16, 2005.
¿¿	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
²	Indicates compensatory plan or arrangement.