Form 10-Q
period 2005-06-30
THESTREET COM
filed 2005-08-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of August 5, 2005)
Common Stock, par value $0.01 per share	24,899,253

TheStreet.com, Inc.
Form 10-Q

For the Three and Six Months Ended June 30, 2005

ii

Part I – FINANCIAL INFORMATION

Item 1.                    Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004

ASSETS	(unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$27,250,419	$29,770,125
Restricted cash	1,205,000	800,000
Accounts receivable, net of allowance for doubtful accounts of $104,840 as of June 30, 2005 and $107,794 as of December 31, 2004	2,146,459	1,497,118
Other receivables	194,827	95,309
Prepaid expenses and other current assets	1,304,946	868,806
Current assets of discontinued operations	158,174	456,676

Total current assets	32,259,825	33,488,034
Property and equipment, net of accumulated depreciation and amortization of $13,049,088 as of June 30, 2005 and $12,626,076 as of December 31, 2004	1,974,622	2,157,529
Other assets	107,770	68,460
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	1,100,000	1,505,000
Non-current assets of discontinued operations	—	374,469

Total assets	$37,925,862	$40,077,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,071,838	$764,270
Accrued expenses	2,912,874	4,648,491
Deferred revenue	9,134,397	7,310,757
Current portion of note payable	99,505	96,192
Other current liabilities	65,828	115,425
Current liabilities of discontinued operations	2,208,754	1,500,627

Total current liabilities	15,493,196	14,435,762
Note payable	74,437	125,077
Other liabilities	—	7,996
Non-current liabilities of discontinued operations	—	125,111

Total liabilities	15,567,633	14,693,946

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,206,194 shares issued and 24,752,778 shares outstanding at June 30, 2005, and 30,153,144 shares issued and 24,699,728 shares outstanding at December 31, 2004	302,062	301,531
Additional paid-in capital	186,284,537	186,185,339
Treasury stock at cost; 5,453,416 shares at June 30, 2005 and December 31, 2004	(7,321,122)	(7,321,122)
Accumulated deficit	(156,907,248)	(153,782,557)

Total stockholders’ equity	22,358,229	25,383,191

Total liabilities and stockholders’ equity	$37,925,862	$40,077,137

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

	(unaudited)		(unaudited)
Net revenue:
Subscription	$5,340,410	$5,687,179	$10,767,690	$11,096,674
Advertising	2,101,015	1,915,072	4,207,289	3,343,046
Other	309,371	331,544	581,003	637,587

Total net revenue	7,750,796	7,933,795	15,555,982	15,077,307

Operating expense:
Cost of services	2,817,405	3,071,303	5,718,089	6,247,734
Sales and marketing	1,798,311	1,978,420	3,786,662	4,260,739
General and administrative	1,515,501	1,522,995	3,462,344	3,352,033
Depreciation and amortization	147,287	160,390	289,648	344,939

Total operating expense	6,278,504	6,733,108	13,256,743	14,205,445

Operating income	1,472,292	1,200,687	2,299,239	871,862
Net interest income	180,079	69,979	334,205	139,842

Income from continuing operations	1,652,371	1,270,666	2,633,444	1,011,704

Discontinued operations:
Loss from discontinued operations	(1,539,232)	(1,400,987)	(3,374,783)	(2,709,941)
Loss on disposal of discontinued operations	(2,383,352)	—	(2,383,352)	—

Loss from discontinued operations	(3,922,584)	(1,400,987)	(5,758,135)	(2,709,941)

Net loss	$(2,270,213)	$(130,321)	$(3,124,691)	$(1,698,237)

Basic net gain (loss) per share
Income from continuing operations	$0.07	$0.05	$0.11	$0.04

Loss from discontinued operations	(0.06)	(0.06)	(0.14)	(0.11)
Loss on disposal of discontinued operations	(0.10)	—	(0.10)	—

Loss from discontinued operations	(0.16)	(0.06)	(0.24)	(0.10)

Net loss	$(0.09)	$(0.01)	$(0.13)	$(0.07)

Diluted net gain (loss) per share
Income from continuing operations	$0.06	$0.05	$0.10	$0.04

Loss from discontinued operations	(0.06)	(0.05)	(0.13)	(0.10)
Loss on disposal of discontinued operations	(0.09)	—	(0.09)	—

Loss from discontinued operations	(0.15)	(0.05)	(0.22)	(0.10)

Net loss	$(0.09)	$(0.00)	$(0.12)	$(0.06)

Weighted average basic shares outstanding	24,745,565	24,569,299	24,730,059	24,404,721

Weighted average diluted shares outstanding	25,902,515	26,098,386	26,164,136	26,129,500

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2005	2004

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,124,691)	$(1,698,237)
Loss from discontinued operations	5,758,135	2,709,941

Income from continuing operations	2,633,444	1,011,704
Adjustments to reconcile income from continuing operations to cash (used in) provided by operating activities:
Provision for doubtful accounts	20,000	8,000
Depreciation and amortization	351,898	408,534
Deferred rent	30,842	119,013
Changes in operating assets and liabilities:
Accounts receivable	(669,341)	(255,070)
Other receivables	(99,518)	(50,851)
Receivables from related parties	—	214,788
Prepaid expenses and other current assets	(436,140)	(299,247)
Other assets	(100)	—
Accounts payable and accrued expenses	(1,428,049)	1,222,259
Deferred revenue	1,823,640	1,788,361
Other current liabilities	(56,532)	(31,706)

Net cash provided by continuing operations	2,170,144	4,135,785
Net cash used in discontinued operations	(4,502,148)	(2,637,217)

Net cash (used in) provided by operating activities	(2,332,004)	1,498,568

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(4,000,000)
Sale of short-term investments	—	6,005,904
Capital expenditures	(240,104)	(431,375)

Net cash (used in) provided by investing activities	(240,104)	1,574,529

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	99,729	1,455,120
Repayment of note payable	(47,327)	(44,187)
Restricted cash	—	(405,000)
Purchase of treasury stock	—	(74,412)

Net cash provided by financing activities	52,402	931,521

Net (decrease) increase in cash and cash equivalents	(2,519,706)	4,004,618
Cash and cash equivalents, beginning of period	29,770,125	22,247,400

Cash and cash equivalents, end of period	$27,250,419	$26,252,018

Supplemental disclosures of cash flow information:

Cash payments made for interest	$14,055	$15,704

The accompanying notes to consolidated financial statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1.          DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

             TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters and syndicated radio programming. The Company receives revenue from subscription sales, advertising and sponsorship sales, as well as content syndication and syndicated radio programming.

             In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. See Note 6 to these Consolidated Financial Statements.

Basis of Presentation

             The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

             The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The Company has reclassified the accompanying consolidated balance sheet as of December 31, 2004 to conform to the presentation as of June 30, 2005.

             For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

2.          STOCK-BASED COMPENSATION

             The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Stock options granted during the six-month period ended June 30, 2005 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

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

             Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following proforma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Net loss, as reported	$(2,270,213)	$(130,321)	$(3,124,691)	$(1,698,237)
Less: noncash compensation, proforma	(439,731)	(482,452)	(888,405)	(1,104,677)

Net loss, proforma	$(2,709,944)	$(612,773)	$(4,013,096)	$(2,802,914)

Basic net loss per share, as reported	$(0.09)	$(0.01)	$(0.13)	$(0.07)

Diluted net loss per share, as reported	$(0.09)	$(0.00)	$(0.12)	$(0.06)

Basic net loss per share, proforma	$(0.11)	$(0.02)	$(0.16)	$(0.11)

Diluted net loss per share, proforma	$(0.10)	$(0.02)	$(0.15)	$(0.11)

3.          TREASURY STOCK

             From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2004, the Company purchased 31,316 shares of common stock under this program. During the six-month period ended June 30, 2005, the Company did not purchase any shares of common stock under this program. Since the inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.

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

             Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the shortfall, if any, between the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims and the $1 billion recovery amount guaranteed by the insurers. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses.

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

5.          NET LOSS PER SHARE OF COMMON STOCK

             The Company presents both basic and diluted gain or loss per share from continuing operations, discontinued operations and net loss on the face of the consolidated statements of operations. The Company computes net gain or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net gain or loss per common share (“Basic EPS”) is computed by dividing net gain or loss by the weighted average number of common shares outstanding. Diluted net gain or loss per common share (“Diluted EPS”) is computed by dividing net gain or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding.

6.          DISCONTINUED OPERATIONS

             In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has reclassified the accompanying consolidated balance sheet as of December 31, 2004 and the accompanying consolidated statements of operations for the three and six months and statement of cash flows for the six months ended June 30, 2004 to conform to the presentation as of and for the three and six months ended June 30, 2005.

             For the three and six months ended June 30, 2005, commission revenue and net loss from discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2005	2004	2005	2004

Commission revenue	$1,131,512	$776,790	$2,268,036	$1,985,591

Loss from discontinued operations	$(1,539,232)	$(1,400,987)	$(3,374,783)	$(2,709,941)
Loss on disposal of discontinued operations	(2,383,352)	—	(2,383,352)	—

Loss from discontinued operations	$(3,922,584)	$(1,400,987)	$(5,758,135)	$(2,709,941)

             For the six months ended June 30, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the operations of the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

             The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	As of June 30,

	2005	2004

Current assets	$158,174	$456,676
Non-current assets	$—	$374,469
Current liabilities	$2,208,754	$1,500,627
Non-current liabilities	$—	$125,111

             As of June 30, 2005, current assets consists primarily of amounts due from clearing brokers, and current liabilities consists primarily of accrued shutdown costs and trade payables.

             The following table displays the activity and balances of the accrued shutdown costs:

	Initial Charge	2 Qtr 2005 Deductions	Balance 6/30/05

Net asset write-off	$666,546	$(666,546)	$—
Severance payments	1,134,323	—	1,134,323
Extinguishment of lease and other obligations	582,483	—	582,483

	$2,383,352	$(666,546)	$1,716,806

7.          RECLASSIFICATIONS

             The accompanying consolidated balance sheet as of December 31, 2004 and the accompanying consolidated statements of operations for the three and six months and statement of cash flows for the six months ended June 30, 2004 have been reclassified to conform to current year presentation.

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

Overview

History

             TheStreet.com, Inc. (collectively, with its wholly-owned subsidiaries, the “Company”) was organized in June 1996 as a Delaware limited liability company and converted to a Delaware C-corporation in May 1998. The Company provides investment commentary, analysis and news to both retail and professional customers, which it distributes through its production of web sites, email reports and newsletters and syndicated radio programming. The Company receives revenue from subscription sales, advertising and sponsorship sales, as well as syndicated radio programming and content syndication.

             In October 2002, the Company formed Independent Research Group LLC (“IRG Research”), a Delaware limited liability company, as a separate, wholly owned subsidiary to bring high-quality, independent equity research to institutional clients. In April 2003, IRG Research was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG Research began receiving commission revenue in May 2003, and in December 2003, commenced in-house equity trading operations on behalf of its clients. In June 2005, the Company committed to a plan to discontinue the operations of IRG Research, See “—Current State of the Company.”

             Current State of the Company

             The Company’s total net revenue from continuing operations for the three-month period ended June 30, 2005 decreased approximately 2% to approximately $7.8 million, as compared to approximately $7.9 million for the three-month period ended June 30, 2004. The Company’s total net revenue from continuing operations for the six-month period ended June 30, 2005, increased approximately 3% to approximately $15.6 million, as compared to approximately $15.1 million for the six-month period ended June 30, 2004. The Company’s reported net income from continuing operations for the three- and six-month periods ended June 30, 2005 increased approximately 30% and 160%, to approximately $1.7 million and $2.6 million, respectively, as compared to approximately $1.3 million and $1.0 million, respectively, for the three- and six-month periods ended June 30, 2004. With respect to overall expenses, during the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004, online marketing expenditures, as well as salaries and related expenses, decreased, while non-employee contributor payments and rent increased. During the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004, online marketing costs as well as salaries and related expenses, decreased, while non-employee contributor payments, legal fees and consulting costs increased. As a result, overall expenses for continuing operations decreased by approximately 7%, to approximately $6.3 million, for the three-month period ended June 30, 2005, and to approximately $13.3 million, for the six-month period ended June 30, 2005, as compared to approximately $6.7 and $14.2 million, respectively, for the three- and six-month periods ended June 30, 2004.

             Subscription revenue for the three- and six-month periods ended June 30, 2005 decreased by approximately 6% and 3%, to approximately $5.3 million and $10.8 million, respectively, as compared to approximately $5.7 million and $11.1 million, respectively, for the three- and six-month periods ended June 30, 2004. The declines were attributable to decreases in subscription revenue for several products, including RealMoney.com, Street Insight and TheStreet View, which more than offset growth in TheStreet.com Stocks Under $10 (launched in May 2004) and RealMoney Pro Advisor. We believe these declines in subscription revenue were caused by several factors: First, a change in market sentiment on the part of investors, who turned uncertain in the first quarter of 2005 after a series of negative economic indicators weakened the post-election confidence of the fourth quarter of 2004, led to declines in the equity markets. Second, the continued resurgence in the online advertising market has made it more expensive on a per-customer basis for the Company to use online marketing to acquire new customers, which led the Company to decrease its overall sales and marketing expenditures during the three- and six-month periods ended June 30, 2005 by approximately 9% and 11%, to approximately $1.8 million and $3.8 million, respectively, as compared to approximately $2.0 million and $4.3 million, respectively, for the three- and six-month periods ended June 30, 2004. Third, because the Company experienced strong sales of its available online advertising inventory during the three-month period ended June 30, 2005, the Company’s ability to promote its products by running house advertising on its own web sites was limited. Fortunately, this weakness in the Company’s subscription revenue began to dissipate in the latter half of the second quarter as growing investor optimism about the outlook for inflation and interest rates led to improvement in the equity markets, which we believe tends to lead to increased demand for the Company’s subscription-based products and services. During the remainder of 2005, the Company plans to decrease its reliance (relative to 2004) on online advertising to promote its services and to seek to expand its use of co-marketing arrangements that do not require up-front customer acquisition expenditures. The Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, which enables the Company to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns. As a result of the foregoing, we expect the Company’s overall 2005 sales and marketing expenditures to be flat or to decrease slightly from 2004 levels.

             Advertising revenue in the three- and six-month periods ended June 30, 2005 increased by approximately 10% and 26%, to approximately $2.1 million and $4.2 million, respectively, as compared to approximately $1.9 million and $3.3 million, respectively, for the three- and six-month periods ended June 30, 2004. The year over year increase in advertising revenue was primarily attributable to improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company, the benefits of the Company’s in-house advertisement-serving capabilities, which allowed the Company to serve a variety of advertising formats, and by the addition of content to the Company’s free, flagship web site, which helped to increase the number of page views generated by the Company’s web sites. The Company plans to continue to add content to its free, flagship web site in addition to its subscription-based products in an effort to increase page views to take advantage of the current positive trends in the online advertising market.

             On January 12, 2005, the Company announced the hiring of Allen & Company LLC (“Allen”), a New York investment bank, to assist its board of directors in considering possible strategic alternatives for enhancing stockholder value. No decision has been made as to whether the Company will engage in, and no definitive agreement has been executed with respect to, any transaction or transactions resulting from the board of directors’ consideration of strategic alternatives. The principal portion of Allen’s compensation for this engagement is contingent upon the successful completion of a transaction.

             On June 28, 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary Independent Research Group LLC, which operated its securities research and brokerage segment. Over the past two years, the Company invested heavily to expand IRG Research’s staff and product offerings in an effort to grow its revenue, with the ultimate goal of bringing the firm to profitability within a set timetable. The Company explored a range of alternatives, but in light of recent market forces, which have driven industry consolidation and resulted in increased competition, the Board of Directors committed to a plan to discontinue the segment’s operations rather than continue to expend resources in an increasingly challenging environment in which the profitability timetable would likely not be met. The plan includes the termination of approximately 40 employees and the termination of various contracts, including a lease for office space. The Company currently expects to complete the plan by the end of the third quarter of fiscal 2005. See Note 6 to the Company’s Consolidated Financial Statements.

             The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. See “—Liquidity and Capital Resources.”

Recent Events

             On July 21, 2005, the Company announced the launch of TheStreet.com Options Alerts, a subscription web site that provides subscribers with options investment ideas. Subscribers also receive access to a model portfolio of options recommendations, a weekly summary, and email alerts that recommend options trades.

             On August 1, 2005, the Company and its co-founder, director and columnist, James J. Cramer, entered into a new employment agreement, under which Mr. Cramer will continue to provide his services to the Company, including writing for the Company’s publications, providing radio services for the Company’s radio programming, and performing other services upon the reasonable request of the Company, through December 31, 2007. Under the new agreement, Mr. Cramer will continue to be paid the radio talent fee (currently $363,000 per annum) received from Buckley Broadcasting Corp.-WOR under the Company’s radio agreement. In addition, his salary will be increased to a rate of $500,000 per annum for the remainder of 2005, $750,000 for fiscal 2006 and $1,000,000 for fiscal 2007. He will also be eligible to receive stock option awards and annual bonuses under the Company’s annual incentive plan, in each case as determined by the Compensation Committee of the Board of Directors.

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

Revenue Recognition

             The Company generates its revenue primarily from subscriptions and advertising.

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

Goodwill and Other Intangible Assets

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with an indefinite useful life. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

             Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. Based upon annual impairment tests as of September 30, 2004 and 2003, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

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

Stock Based Compensation

             The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Stock options granted during the six-month period ended June 30, 2005 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

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

Income Taxes

             The Company accounts for its income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely that some or all of the deferred tax asset will not be realized.

Results of Operations

             To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s discontinued securities research and brokerage segment, which was operated by IRG Research, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions were allocated to the discontinued securities research and brokerage segment based upon a services agreement between the two companies. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. In an effort to provide more clarity in financial forecasting and related analysis, the Company’s Audit Committee, with the approval of the Company’s previous auditors, determined to allocate shared costs based on the Company’s annual budget, as approved by the Board of Directors. As a result, effective May 2005, budgeted costs, rather than costs actually incurred, were allocated to IRG Research. Costs allocated to the discontinued securities research and brokerage segment totaled $663,241 and $1,251,083 for the three-month and six-month periods ended June 30, 2005, respectively, as compared to $578,112 and $1,043,952 for the three-month and six-month periods ended June 30, 2004, respectively. This increase was primarily attributable to an increase in headcount at IRG Research, to an average of approximately 25% of the total headcount of the Company for both the three-month and six-month periods ended June 30, 2005, as compared to an average of approximately 24% and 21% for the three-month and six-month periods ended June 30, 2004, respectively. Due to the discontinuation of operations of the Company’s securities research and brokerage segment, no such allocations will be made in future periods.

Comparison of Three Months Ended June 30, 2005 and June 30, 2004

             Net Revenue

	For the Three Months Ended June 30,		Change

	2005	2004	Amount	Percent

Net revenue:
Subscription	$5,340,410	$5,687,179	$(346,769)	-6%
Advertising	2,101,015	1,915,072	185,943	10%
Other	309,371	331,544	(22,173)	-7%

Total net revenue	$7,750,796	$7,933,795	$(182,999)	-2%

             Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions.

             The decrease in subscription revenue is primarily the result of a decrease in the average number of subscribers associated with RealMoney.com, Street Insight, TheStreet View, Action Alerts PLUS, TheStreet.com Value Investor and TheTelecom Connection, the sum of which totals $593,576, partially offset by an increase in the average number of subscribers associated with TheStreet.com Stocks Under $10 , a subscription-based product launched in May 2004, and RealMoney Pro Advisor, the sum of which totals $290,826. For the three months ended June 30, 2005, approximately 70% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 64% for the three months ended June 30, 2004.

             The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended June 30, 2005 and June 30, 2004.

             Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s web sites.

             The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, combined with a 14% increase in revenue generating page views, when compared to the three months ended June 30, 2004.

             For the three months ended June 30, 2005, approximately 81% of the Company’s advertising revenue was derived from advertising sponsorship contracts, as compared to approximately 79% for the three months ended June 30, 2004. The number of advertisers for the three months ended June 30, 2005, was 53, as compared to 46 for the three months ended June 30, 2004.

             The Company’s top five advertisers accounted for approximately 38% of its total advertising revenue for the three months ended June 30, 2005, as compared to approximately 49% for the three months ended June 30, 2004. For the three months ended June 30, 2005, one advertiser accounted for approximately 11.6% of total advertising revenue. For the three months ended June 30, 2004, two advertisers accounted for approximately 25.5% of total advertising revenue.

             Other. Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer and syndication revenue.

             The decrease in other revenue is primarily the result of a reduction in syndication revenue totaling $26,000, partially offset by an increase in radio program related revenue totaling $8,587.

             Operating Expense

	For the Three Months Ended June 30,		Change

	2005	2004	Amount	Percent

Operating expense:
Cost of services	$2,817,405	$3,071,303	$253,898	8%
Sales and marketing	1,798,311	1,978,420	180,109	9%
General and administrative	1,515,501	1,522,995	7,494	0%
Depreciation and amortization	147,287	160,390	13,103	8%

Total operating expense	$6,278,504	$6,733,108	$454,604	7%

             Cost of services.   Cost of services includes compensation and benefits for the Company’s editorial and technology staffs, as well as fees paid to non-employee content providers, direct costs related to conference hosting, expenses for contract programmers and developers, communication lines and other technology costs. The decrease in cost of services is primarily the result of lower compensation and related costs totaling $354,853, partially offset by higher fees paid to non-employee content providers totaling $125,861.

             Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments. The decrease in sales and marketing expense is primarily the result of reduced online advertising expenditures totaling $507,719 (resulting from a reduction in the Company’s online marketing program), partially offset by increases in compensation and related costs totaling $282,309.

             General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. The decrease in general and administrative expense is primarily the result of reduced compensation and related costs, combined with lower insurance premiums, the sum of which totals $280,034, partially offset by higher rent, sales and use taxes, accounting fees and legal costs, the sum of which totals $246,482.

             Depreciation and amortization.  The decrease in depreciation and amortization expense is primarily attributable to fully depreciated assets and reduced capital expenditures.

             Net Interest Income

	For the Three Months Ended June 30,		Change

	2005	2004	Amount	Percent

Net interest income	$180,079	$69,979	$110,100	157%

             The increase in net interest income is primarily the result of higher interest rates.

             Discontinued Operations

	For the Three Months Ended June 30,		Change

	2005	2004	Amount	Percent

Loss from discontinued operations	$(1,539,232)	$(1,400,987)	$(138,245)	-10%
Loss on disposal of discontinued operations	(2,383,352)	—	(2,383,352)	N/A

Loss from discontinued operations	$(3,922,584)	$(1,400,987)	$(2,521,597)	-180%

             In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

             For the three months ended June 30, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

             As of June 30, 2005, current assets totals $158,174, which consists primarily of amounts due from clearing brokers, and current liabilities totals $2,208,754, which consists primarily of accrued shutdown costs and trade payables.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004

             Net Revenue

	For the Six Months Ended June 30,		Change

	2005	2004	Amount	Percent

Net revenue:
Subscription	$10,767,690	$11,096,674	$(328,984)	-3%
Advertising	4,207,289	3,343,046	864,243	26%
Other	581,003	637,587	(56,584)	-9%

Total net revenue	$15,555,982	$15,077,307	$478,675	3%

                Subscription.  The decrease in subscription revenue is primarily the result of a decrease in the average number of subscribers associated with RealMoney.com, TheStreet View, Street Insight, TheStreet.com Value Investor and TheTelecom Connection, the aggregate sum of which totals $1,093,924, partially offset by subcriptions to a then-new subscription-based product, TheStreet.com Stocks Under $10 , which was launched in May 2004, and increases in the average number of subscribers associated with Action Alerts PLUS and RealMoney Pro Advisor, the aggregate sum of which totals $838,258. For the six months ended June 30, 2005, approximately 69% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 64% for the six months ended June 30, 2004.

                The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks from disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the six-month periods ended June 30, 2005 and June 30, 2004.

             Advertising.  The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company’s advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates. During the six months ended June 30, 2005, the Company achieved a 25% increase in revenue per 1,000 revenue generating page views, combined with a 7% increase in revenue generating page views, when compared to the six months ended June 30, 2004.

             For the six months ended June 30, 2005, approximately 81% of the Company’s advertising revenue was derived from advertising sponsorship contracts, as compared to approximately 78% for the six months ended June 30, 2004. The number of advertisers for the six months ended June 30, 2005, was 67, as compared to 56 for the six months ended June 30, 2004.

             The Company’s top five advertisers accounted for approximately 38% of its total advertising revenue for the six months ended June 30, 2005, as compared to approximately 48% for the six months ended June 30, 2004. For the six months ended June 30, 2005, one advertiser accounted for approximately 10.2% of total advertising revenue. For the six months ended June 30, 2004, two advertisers accounted for approximately 25.4% of total advertising revenue.

             Other.  The decrease in other revenue is primarily the result of a reduction in syndication revenue totaling $50,000.

             Operating Expense

	For the Six Months Ended June 30,		Change

	2005	2004	Amount	Percent

Operating expense:
Cost of services	$5,718,089	$6,247,734	$529,645	8%
Sales and marketing	3,786,662	4,260,739	474,077	11%
General and administrative	3,462,344	3,352,033	(110,311)	-3%
Depreciation and amortization	289,648	344,939	55,291	16%

Total operating expense	$13,256,743	$14,205,445	$948,702	7%

             Cost of services.   The decrease in cost of services is primarily the result of lower compensation and related costs and reduced repair and maintenance costs (due in part to higher intercompany cost allocations to the now discontinued securities research and brokerage segment) combined with lower consulting fees, the aggregate sum of which totals $858,523, partially offset by higher fees paid to non-employee content providers totaling $317,912.

             Sales and marketing.  The decrease in sales and marketing expense is primarily the result of reduced online advertising expenditures due to a reduction in the Company’s online marketing program, combined with reduced content distribution and credit card processing fees, the aggregate sum of which totals $962,259, partially offset by increased compensation and related costs totaling $474,027.

             General and administrative. The increase in general and administrative expense is primarily the result of higher legal and consulting fees, and increased rent, board meeting fees (which increased due to the Company’s use of cash, rather than stock options, to compensate directors for board service in 2005) and sales and use taxes, the aggregate sum of which totals $672,103, partially offset by reduced compensation and related costs and insurance fees, the aggregate sum of which totals $577,700.

             Depreciation and amortization.  The decrease in depreciation and amortization expense is primarily attributable to fully depreciated assets and reduced capital expenditures.

             Net Interest Income

	For the Six Months Ended June 30,		Change

	2005	2004	Amount	Percent

Net interest income	$334,205	$139,842	$194,363	139%

             The increase in net interest income is primarily the result of higher interest rates.

Discontinued Operations

	For the Six Months Ended June 30,		Change

	2005	2004	Amount	Percent

Loss from discontinued operations	$(3,374,783)	$(2,709,941)	$ (664,842)	-25%
Loss on disposal of discontinued operations	(2,383,352)	—	(2,383,352)	N/A

Loss from discontinued operations	$(5,758,135)	$(2,709,941)	$(3,048,194)	-112%

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the six months ended June 30, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

As of June 30, 2005, current assets totals $158,174, which consists primarily of amounts due from clearing brokers, and current liabilities totals $2,208,754, which consists primarily of accrued shutdown costs and trade payables.

Liquidity and Capital Resources

             The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of June 30, 2005, the Company’s cash and cash equivalents, and current and noncurrent restricted cash amounted to $29,555,419, representing 78% of total assets.

             Cash generated from operations was insufficient to cover expenses during the six months ended June 30, 2005. Net cash used in operating activities totaled $2,332,004 for the six months ended June 30, 2005, as compared to net cash provided by operating activities totaling $1,498,568 for the six months ended June 30, 2004. The decline in net cash provided by operating activities was primarily the result of the following:

•	higher incentive compensation payments due to increased revenue during the year ended December 31, 2004 as compared to the year ended December 31, 2003; and
•	the continued expansion of IRG Research’s operations prior to its shutdown, as well the additional costs associated with its discontinuance, which resulted in higher overall expense.

These declines were partially offset by increased advertising revenue due to the continued improvement in the online advertising market

            Net cash used in operating activities of $2,332,004 for the six months ended June 30, 2005 was primarily the result of the Company’s net loss of $3,124,691 combined with a decrease in accounts payable and accrued expenses (primarily the result of payments related to incentive compensation), increases in accounts receivable (primarily the result of increased billings caused by higher advertising revenue) and prepaid expenses and other current assets, as well as a decrease in non-current liabilities of discontinued operations, the sum of which totals $2,658,641, partially offset by increases in deferred revenue and current liabilities of discontinued operations, decreases in both current and non-current assets of discontinued operations, and noncash expenditures, the sum of which totals $3,556,636.

            Net cash used in investing activities of $240,104 for the six months ended June 30, 2005 was the result of capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware.

            Net cash provided by financing activities of $52,402 for the six months ended June 30, 2005 was the result of proceeds from the exercise of stock options, partially offset by a decrease in note payable.

            The Company has a total of $2,305,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $1,205,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $1,100,000 of restricted cash will become unrestricted at various times through 2009.

            The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $3.4 million through June 30, 2006, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

            The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $431,500 and $769,158 for the three- and six-month periods ended June 30, 2005, respectively, as compared to $325,311 and $666,610 for the three- and six-month periods ended June 30, 2004. The increase is primarily the result of retroactive operating expense escalation charges. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of June 30, 2005, total future minimum cash payments are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4– 5 Years	After 5 Years

Operating leases	$4,866,646	$1,354,224	$2,309,003	$1,203,419	$—
Employment agreements	647,850	644,917	2,933	—	—
Outside contributor agreements	461,067	426,067	35,000	—	—
Note payable	173,942	99,505	74,437	—	—

Total contractual cash obligations	$6,149,505	$2,524,713	$2,421,373	$1,203,419	$—

                Subsequent to June 30, 2005, the Company entered into an employment agreement that guarantees payment of $916,083 within the “Less than 1 Year” period, and $1,405,250 within the “1-3 Years” periods shown above, dependent upon the future fulfillment of the services thereunder.

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

Item 4.                Controls and Procedures.

             The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

            You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

The Company Has a History of Losses and May Incur Further Losses

            The Company earned net income from continuing operations of $1.7 million, or $0.07 per share, in the second quarter of 2005. Additionally, on a consolidated basis, the Company earned net income for the fourth quarters of 2004 and 2003. Other than the foregoing, the Company has incurred operating losses in all other fiscal quarters since its formation, and may again experience operating losses in the future. As of June 30, 2005, the Company had an accumulated deficit of approximately $156.9 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during the remainder of 2005. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under U.S. generally accepted accounting principles, on a quarterly or annual basis in the future.

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

            Although we generated net income from continuing operations in the second quarter of 2005 and on a consolidated basis for the fourth quarters of 2004 and 2003, you should not rely on the results for those periods as an indication of future performance. We may not be cash flow positive or generate net income for future periods. The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Because of the above factors, as well as other material risks facing the Company, as described elsewhere in this report, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

A Significant Portion of the Company’s Subscription Revenue is Generated by James J. Cramer and Other Key Writers

            The Company believes it has significantly enhanced its subscription offerings to differentiate them from other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While the Company believes that the success of its publications is dependent in part upon its brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenue. Accordingly, the Company seeks to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and has entered into employment agreements with several of them, including Mr. Cramer, who in August 2005 entered into a new employment agreement with the Company for a term expiring on December 31, 2007. However, the Company can make no assurances that these programs will enable it to retain key writers or, should the Company lose the services of one or more of its key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of the Company’s publications. The loss of services of one or more of the Company’s key writers could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect the Company’s Business

            The Company’s continued success also depends upon the retention of other key employees, including executives to operate its business, technology personnel to run its publishing, commerce, communications and other systems, and salespersons to sell its subscription products and its advertising space. Several of the Company’s key employees are bound by employment or non-competition agreements. In addition, the Company seeks to compensate its key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Finally, in connection with the Company’s announcement that it retained the investment bank Allen & Company LLC (“Allen”) to assist its board of directors in considering possible strategic alternatives, the Company established a retention program under which eligible employees would receive certain benefits in the event of a change of control of the Company during 2005. Nevertheless, the Company can make no assurances that these programs will allow it to retain key employees or hire new employees. The loss of one or more of the Company’s key employees, or the Company’s inability to attract experienced and qualified replacements, could materially adversely affect the Company’s business, results of operations and financial condition.

The Company May Have Difficulty Increasing its Advertising Revenue, a Significant Portion of Which Is Concentrated Among the Company’s Top Advertisers

            The Company’s ability to increase its advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, the Company’s ability to increase its unique visitors and page view inventory, and the Company’s ability to win its share of advertisers’ total advertising budgets from other web sites, television, radio and print media. While the Company has recently experienced increases in its online advertising revenue, there can be no assurance that such increases will continue. If the Company’s advertising revenue decreases because of the foregoing, the Company’s business, results of operations and financial condition could be materially adversely affected.

            In the second quarter of 2005, the Company’s top five advertisers accounted for approximately 38% of its total advertising revenue, as compared to approximately 38% for the first quarter of 2005 and approximately 49% for the second quarter of 2004. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

Intense Competition Could Reduce the Company’s Market Share and Harm its Financial Performance

            The Company’s ability to compete successfully depends on many factors, including the quality and timeliness of its content and that of the Company’s competitors, the success of the Company’s recommendations and research products, the Company’s ability to introduce products and services that keep pace with new investing trends, the ease of use of services developed either by the Company or its competitors and the effectiveness of the Company’s sales and marketing efforts. We face competition for customers, advertisers, employees and contributors from a wide variety of financial news and information sources, as well as other types of companies, including:

•	online business, finance or investing web sites;
•	publishers and distributors of traditional media focused on finance and investing, including print publications and radio and television programs;
•	investment newsletter publishers;
•	established Wall Street investment banking firms;
•	large financial institutions;
•	equity research boutiques; and
•	other securities professionals that offer similar information and that have firmly established customer relationships.

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

The Company Faces Risks Associated with the Growth and Diversification of its Business

            The Company’s business has grown and diversified in recent years and now includes a variety of professional and consumer subscription products. We intend to continue to grow and diversify our business, both organically and possibly through acquisitions of other companies. Such growth and diversification may require significant time and resource commitments from the Company’s senior management, which will limit the amount of time these individuals will have available to devote to the Company’s existing operations. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficient operation of the Company will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions by the Company could result in the incurrence of debt and contingent liabilities and the issuance of new equity or debt securities to pay for acquisitions would dilute the holdings of existing stockholders. Any failure or any inability to effectively manage and integrate the growth and diversification of the Company could have a material adverse effect on its business, financial condition and results of operations.

System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to the Company’s Reputation

            The Company’s ability to provide timely, updated information depends on the efficient and uninterrupted operation of its computer and communications hardware and software systems. Similarly, the Company’s ability to track, measure and report the delivery of advertisements on its web sites depends on the efficient and uninterrupted operation of a third-party system. The Company’s operations depend in part on the protection of its data systems and those of its third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, acts of terrorism, vandalism, sabotage, and similar unexpected adverse events. Although the Company utilizes the services of a third party data-center host and has put in place certain other disaster recovery measures, there is no guarantee that the Company’s Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in the Company’s service or a decrease in responsiveness of its web sites could result in reduced traffic, reduced revenue and harm to the Company’s reputation, brand and relations with its advertisers and strategic partners. The Company’s insurance policies may not adequately compensate the Company for such losses.

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

The Company Faces Government Regulation and Legal Uncertainties

            Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although the Company’s compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on it, new laws and regulations may be introduced and modifications to existing laws may be enacted that require the Company to make changes to its business practices. On January 1, 2004, the “Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003,” also known as the “CAN-SPAM Act of 2003,” became effective. This federal law established uniform standards, penalties, and an enforcement regime for the sending of unsolicited commercial email. Although the Company believes that its practices are in compliance with applicable laws, regulations and policies, if the Company were required to defend its practices against investigations of state or federal agencies or if the Company’s practices were deemed to be violative of applicable laws, regulations or policies, the Company could be penalized and its activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for the Company’s products and services, lessen the Company’s ability to effectively market its products and services, or otherwise materially adversely affect the Company’s business, financial condition and results of operations.

            Securities Industry Regulation. The Company’s activities have evolved to include, among other things, the offering of stand-alone products providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, the Company registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect the Company’s business, results of operations and financial condition.

            Investment advisors such as TheStreet.com are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

•	advertising,
•	record-keeping,
•	conduct of directors, officers and employees, and
•	supervision of advisory activities.

            Violations of the regulations governing the actions of investment advisors may result in the imposition of censures or fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a firm, its officers, or its employees from the securities business.

            The Company’s ability to comply with all applicable securities laws and rules is largely dependent on its establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as its ability to attract and retain qualified compliance personnel.

            Because the Company operates in an industry subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could have a material adverse effect on the Company’s business, results of operations and financial condition.

Any Failure of the Company’s Internal Security Measures or Breach of its Privacy Protections Could Cause the Company to Lose Users and Subject it to Liability

            Users who subscribe to the Company’s subscription-based products are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which the Company uses to administer its services. The Company also requires users of some of its free products and features to provide the Company with some personal information during the membership registration process. Additionally, the Company relies on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification, and at times relies on third parties, including technology consulting firms, to help protect its infrastructure from security threats. The Company may have to continue to expend capital and other resources on the hardware and software infrastructure that provides security for the Company’s processing, storage and transmission of personal information.

            In this regard, the Company’s users depend on the Company to keep their personal information safe and private and not to disclose it to third parties or permit its security to be breached. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures the Company uses to protect the personal information of its users. If a party were to compromise or breach the information security measures of the Company or its agents, such party could misappropriate the personal information of our users, cause interruptions in our operations, expose the Company to significant liabilities and reporting obligations, damage our reputation and discourage potential users from registering to use the Company’s web sites or other products, any of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Control by Principal Stockholders, Officers and Directors Could Adversely Affect the Company’s Stockholders

            The Company’s officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, would have the ability to control the Company’s management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets). Some of these persons acting together, even in the absence of control, would be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock. See “Management’s Discussion and Analysis and Results of Operations—Overview—Current State of the Company.”

The Outcome of Our Exploration of Possible Strategic Alternatives is Uncertain.

            We have engaged Allen to assist our board of directors in considering possible strategic alternatives for enhancing shareholder value. These strategic alternatives may include, among other things, the sale of all or part of our assets or a restructuring, recapitalization, divestiture, spin-off, merger or other business combination or acquisition of our equity securities involving all or part of our business. No decision has been made as to whether the Company will engage in a transaction or transactions resulting from the board’s consideration of strategic alternatives, and there can be no assurance that any transaction or transactions will occur or, if undertaken, the terms or timing thereof or the impact thereof on our operating results or stock price. Other uncertainties and risks relating to our review of possible strategic alternatives include:

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

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

            The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From April 1 through June 30, 2005, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $2.85 to $4.33. As of August 5, 2005, the closing sale price was $3.92. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. The volatility of the Company’s stock price is also exacerbated by the Company’s low trading volume, which averaged approximately 106,600 shares per day from April 1 through June 30, 2005. Additionally, due to the November 2004 announcement by the Company’s competitor, Marketwatch.com, Inc. of its sale to Dow Jones & Co., Inc. followed by the Company’s January 2005 announcement of its engagement of Allen to assist its board of directors in considering possible strategic alternatives, the current price of the Company’s stock may reflect the market’s belief that the Company will be sold for a premium. If these expectations are not met within a reasonable period, the Company’s stock price may decrease. These factors may adversely affect the price of the Company’s common stock, regardless of the Company’s operating performance. See “Management’s Discussion and Analysis and Results of Operations—Overview—Current State of the Company.”

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

            Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis and includes all but one of the 299 issuer defendants eligible to participate. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters (the “Recovery Deficit”), and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The Recovery Deficit payable by the insurers to the plaintiffs will be equal to the shortfall, if any, between the actual amount the plaintiffs recover from the underwriters by reason of the IPO litigation and the assigned claims and the $1 billion recovery amount guaranteed by the insurers. Neither the Company nor any other issuer will be required to pay any portion of the Recovery Deficit, if any, and the insurers will cover all further legal defense costs incurred by the issuers, as well as notice costs and administrative costs and expenses.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

            The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April 1 - 30, 2005	—	$ —	—	$2,678,878
May 1 - 31, 2005	—	$ —	—	$2,678,878
June 1 - 30, 2005	—	$ —	—	$2,678,878

Total	—	$ —	—	$2,678,878

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

Item 4.                Submission of Matters to a Vote of Security Holders.

            The following matter was submitted to a vote at the annual meeting of stockholders of the Company, held on June 22, 2005, and the results of the voting were as follows: the election of Thomas J. Clarke, Jr. (votes for: 20,477,833; withheld: 388,273), and Jeffrey A. Sonnenfeld (votes for: 20,126,025; withheld: 740,081) as Class III directors of the Company, to serve until the annual meeting in 2008 or until their successors are elected and qualified.

            On June 21, 2005, the Company dismissed Ernst & Young LLP and engaged Marcum & Kliegman LLP as its independent registered public accounting firm. Accordingly, the ratification of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was not presented for vote of the stockholders at the meeting, as contemplated in the proxy statement for that meeting.

Item 5.                Other Information.

            Not applicable.

Item 6.                Exhibits.

            The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
◆10.1	Employment Agreement, dated August 1, 2005, between James Cramer and TheStreet.com, Inc.²
◆◆10.2	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
◆	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated August 1, 2005.
◆◆	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
²	Indicates compensatory plan or arrangement.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: August 9, 2005	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Lisa A. Mogensen

Lisa A. Mogensen
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
◆10.1	Employment Agreement, dated August 1, 2005, between James Cramer and TheStreet.com, Inc.²
◆◆10.2	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
◆	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated August 1, 2005.
◆◆	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
²	Indicates compensatory plan or arrangement.