Form 10-Q
period 2005-09-30
THESTREET COM
filed 2005-11-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

————————

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number 000-25779

THESTREET.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1515824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO ☐

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of November 7, 2005)
Common Stock, par value $0.01 per share	25,324,298

TheStreet.com, Inc.
Form 10-Q

For the Three and Nine Months Ended September 30, 2005

ii

Part I – FINANCIAL INFORMATION

Item 1.                    Interim Consolidated Financial Statements.

THESTREET.COM, INC. CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

ASSETS	(unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$29,584,233	$29,779,235
Restricted cash	800,000	800,000
Accounts receivable, net of allowance for doubtful accounts of $121,840 as of September 30, 2005 and $107,794 as of December 31, 2004	2,108,967	1,497,118
Other receivables	82,961	86,199
Prepaid expenses and other current assets	1,049,731	868,806
Current assets of discontinued operations	78,484	456,676

Total current assets	33,704,376	33,488,034

Property and equipment, net of accumulated depreciation and amortization of $13,270,539 as of September 30, 2005 and $12,626,076 as of December 31, 2004	1,905,190	2,157,529
Other assets	125,812	68,460
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	1,100,000	1,505,000
Non-current assets of discontinued operations	—	374,469

Total assets	$39,319,023	$40,077,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$769,950	$764,270
Accrued expenses	3,244,914	4,648,491
Deferred revenue	9,402,300	7,310,757
Current portion of note payable	101,203	96,192
Other current liabilities	54,408	115,425
Current liabilities of discontinued operations	335,183	1,500,627

Total current liabilities	13,907,958	14,435,762
Note payable	48,535	125,077
Other liabilities	—	7,996
Non-current liabilities of discontinued operations	—	125,111

Total liabilities	13,956,493	14,693,946

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 30,749,265 shares issued and 25,295,849 shares outstanding at September 30, 2005, and 30,153,144 shares issued and 24,699,728 shares outstanding at December 31, 2004	307,493	301,531
Additional paid-in capital	187,678,896	186,185,339
Treasury stock at cost; 5,453,416 shares at September 30, 2005 and December 31, 2004	(7,321,122)	(7,321,122)
Accumulated deficit	(155,302,737)	(153,782,557)

Total stockholders’ equity	25,362,530	25,383,191

Total liabilities and stockholders’ equity	$39,319,023	$40,077,137

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

	(unaudited)		(unaudited)
Net revenue:
Subscription	$5,800,994	$5,742,541	$16,568,684	$16,839,215
Advertising	2,117,805	1,676,007	6,325,094	5,019,053
Other	277,272	280,753	858,275	918,340

Total net revenue	8,196,071	7,699,301	23,752,053	22,776,608

Operating expense:
Cost of services	3,209,928	3,048,346	8,928,017	9,296,080
Sales and marketing	1,727,563	1,780,776	5,514,225	6,041,515
General and administrative	1,920,532	1,983,730	5,382,876	5,335,763
Depreciation and amortization	191,092	153,487	480,740	498,426
One-time lease termination costs	—	392,851	—	392,851

Total operating expense	7,049,115	7,359,190	20,305,858	21,564,635

Operating income	1,146,956	340,111	3,446,195	1,211,973
Net interest income	229,026	94,973	563,231	234,815

Income from continuing operations	1,375,982	435,084	4,009,426	1,446,788

Discontinued operations:
Income (loss) from discontinued operations	278,260	(1,656,235)	(3,096,523)	(4,366,176)
Loss on disposal of discontinued operations	(49,731)	—	(2,433,083)	—

Income (loss) from discontinued operations	228,529	(1,656,235)	(5,529,606)	(4,366,176)

Net income (loss)	$1,604,511	$(1,221,151)	$(1,520,180)	$(2,919,388)

Basic net income (loss) per share
Income from continuing operations	$0.05	$0.02	$0.16	$0.06

Income (loss) from discontinued operations	0.01	(0.07)	(0.12)	(0.18)
Loss on disposal of discontinued operations	(0.00)	—	(0.10)	—

Income (loss) from discontinued operations	0.01	(0.07)	(0.22)	(0.18)

Net income (loss)	$0.06	$(0.05)	$(0.06)	$(0.12)

Diluted net income (loss) per share
Income from continuing operations	$0.05	$0.02	$0.15	$0.06

Income (loss) from discontinued operations	0.01	(0.07)	(0.12)	(0.17)
Loss on disposal of discontinued operations	(0.00)	—	(0.09)	—

Income (loss) from discontinued operations	0.01	(0.07)	(0.21)	(0.17)

Net income (loss)	$0.06	$(0.05)	$(0.06)	$(0.11)

Weighted average basic shares outstanding	24,942,590	24,632,812	24,801,681	24,481,306

Weighted average diluted shares outstanding	26,182,600	25,918,897	25,986,455	26,070,357

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2005	2004

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,520,180)	$(2,919,388)
Loss from discontinued operations	5,529,606	4,366,176

Income from continuing operations	4,009,426	1,446,788
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Provision for doubtful accounts	37,000	8,000
Depreciation and amortization	542,990	597,591
Noncash one-time lease termination costs	—	386,577
Deferred rent	41,815	158,266
Changes in operating assets and liabilities:
Accounts receivable	(648,849)	131,200
Other receivables	3,238	117,143
Receivables from related parties	—	214,788
Prepaid expenses and other current assets	(180,925)	(18,022)
Other assets	(100)	(1,745)
Accounts payable and accrued expenses	(1,397,897)	1,739,226
Deferred revenue	2,091,543	1,179,311
Other current liabilities	(66,608)	(44,790)

Net cash provided by continuing operations	4,431,633	5,914,333
Net cash used in discontinued operations	(6,067,500)	(4,259,461)

Net cash (used in) provided by operating activities	(1,635,867)	1,654,872

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(6,000,000)
Sale of short-term investments	—	8,002,776
Capital expenditures	(392,123)	(533,300)

Net cash (used in) provided by investing activities	(392,123)	1,469,476

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,499,519	1,583,743
Repayment of note payable	(71,531)	(66,847)
Restricted cash	405,000	(405,000)
Purchase of treasury stock	—	(105,712)

Net cash provided by financing activities	1,832,988	1,006,184

Net (decrease) increase in cash and cash equivalents	(195,002)	4,130,532
Cash and cash equivalents, beginning of period	29,779,235	22,260,337

Cash and cash equivalents, end of period	$29,584,233	$26,390,869

Supplemental disclosures of cash flow information:

Cash payments made for interest	$18,180	$19,478

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

Basis of Presentation

                The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

                The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. The Company has reclassified the accompanying consolidated balance sheet as of December 31, 2004 to conform to the presentation as of September 30, 2005.

                For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

2.             STOCK-BASED COMPENSATION

            The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by Financial Accounting Standards Board (“FASB”) Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and elected to continue to account for stock options granted to employees and directors based on the accounting guidance set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Stock options granted during the nine-month period ended September 30, 2005 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

            In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement was effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. In April 2005, however, the SEC deferred the implementation date of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) effective for the fourth quarter of 2005 or January 1, 2006. The Company is currently evaluating the impact of this statement on its financial statements.

            Effective December 10, 2002, stock option grant agreements with members of the senior management team were amended to provide that in the event of a change of control of the Company, as defined, 50% of each member’s then unvested options would vest and become exercisable. The Company is unable to estimate the number of options that ultimately will be retained, which otherwise would have been forfeited absent the modification and, as a result, no expense has been recorded. Additionally, such maximum possible future compensation expense is not considered to be material.

            Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share would have been changed to the following proforma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$1,604,511	$(1,221,151)	$(1,520,180)	$(2,919,388)
Less: noncash compensation, proforma	111,035	(429,269)	(777,370)	(1,533,685)

Net income (loss), proforma	$1,715,546	$(1,650,420)	$(2,297,550)	$(4,453,073)

Basic net income (loss) per share, as reported	$0.06	$(0.05)	$(0.06)	$(0.12)

Diluted net income (loss) per share, as reported	$0.06	$(0.05)	$(0.06)	$(0.11)

Basic net income (loss) per share, proforma	$0.07	$(0.07)	$(0.09)	$(0.18)

Diluted net income (loss) per share, proforma	$0.07	$(0.06)	$(0.09)	$(0.17)

3.             TREASURY STOCK

                From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2004, the Company purchased 31,316 shares of common stock under this program. During the nine-month period ended September 30, 2005, the Company did not purchase any shares of common stock under this program. Since the inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.

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

                Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. A fairness hearing has been scheduled for April 24, 2006. In the event the settlement does not receive final approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

5.             NET LOSS PER SHARE OF COMMON STOCK

                The Company presents both basic and diluted income or loss per share from continuing operations, discontinued operations and net income or loss on the face of the consolidated statements of operations. The Company computes net income or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income or loss per common share (“Basic EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding.

6.             DISCONTINUED OPERATIONS

                In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. The Company has reclassified the accompanying consolidated balance sheet as of December 31, 2004 and the accompanying consolidated statements of operations for the three and nine months and statement of cash flows for the nine months ended September 30, 2004 to conform to the presentation as of and for the three and nine months ended September 30, 2005.

                For the three and nine months ended September 30, 2005, net revenue and net income or loss from discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Net revenue	$297,045	$969,443	$2,565,081	$2,955,034

Income (loss) from discontinued operations	$278,260	$(1,656,235)	$(3,096,523)	$(4,366,176)
Loss on disposal of discontinued operations	(49,731)	—	(2,433,083)	—

Income (loss) from discontinued operations	$228,529	$(1,656,235)	$(5,529,606)	$(4,366,176)

                For the nine months ended September 30, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the operations of the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

                The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	September 30, 2005	December 31, 2004

Current assets	$78,484	$456,676
Non-current assets	$—	$374,469
Current liabilities	$335,183	$1,500,627
Non-current liabilities	$—	$125,111

                As of September 30, 2005, current assets consists primarily of amounts due from clearing brokers, and current liabilities consists primarily of accrued shutdown costs and trade payables.

                The following table displays the activity and balances of the accrued shutdown costs:

	Initial	2 Qtr 2005	Balance	3 Qtr 2005 Activity		Balance

	Charge	Deductions	6/30/05	Deductions	Adjustments	9/30/05

Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—
Severance payments	1,134,323	—	1,134,323	(896,744)	(13,604)	223,975
Extinguishment of lease
and other obligations	582,483	—	582,483	(562,912)	63,335	82,906

	$2,383,352	$(666,546)	$1,716,806	$(1,459,656)	$49,731	$306,881

7.             RECLASSIFICATIONS

                The accompanying consolidated balance sheet as of December 31, 2004 and the accompanying consolidated statements of operations for the three and nine months ended September 30, 2004 and the statement of cash flows for the nine months ended September 30, 2004 have been reclassified to conform to the current periods presentation.

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

                In October 2002, the Company formed Independent Research Group LLC (“IRG Research”), a Delaware limited liability company, as a separate, wholly owned subsidiary to bring high-quality, independent equity research to institutional clients. In April 2003, IRG Research was admitted to the National Association of Securities Dealers, Inc. (“NASD”) as a broker-dealer. IRG Research began receiving commission revenue in May 2003, and in December 2003, commenced in-house equity trading operations on behalf of its clients. In June 2005, the Company committed to a plan to discontinue the operations of IRG Research. See “—Current State of the Company.”

                Current State of the Company

                The Company’s total net revenue for the three-month period ended September 30, 2005 increased approximately 6% to approximately $8.2 million, as compared to approximately $7.7 million for the three-month period ended September 30, 2004. The Company’s total net revenue for the nine-month period ended September 30, 2005, increased approximately 4% to approximately $23.8 million, as compared to approximately $22.8 million for the nine-month period ended September 30, 2004. The Company’s reported net income from continuing operations for the three- and nine-month periods ended September 30, 2005 increased approximately 216% and 177%, to approximately $1.4 million and $4.0 million, respectively, as compared to approximately $0.4 million and $1.4 million, respectively, for the three- and nine-month periods ended September 30, 2004. With respect to overall expenses, during the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004, online marketing expenditures, as well as salaries and related expenses, decreased, while non-employee contributor payments, and consulting and recruiting fees increased. During the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004, online marketing expenditures as well as salaries and related expenses, decreased, while non-employee contributor payments, legal fees and consulting costs increased. As a result, total operating expenses decreased by approximately 4%, to approximately $7.0 million, for the three-month period ended September 30, 2005, and to approximately $20.3 million, for the nine-month period ended September 30, 2005, as compared to approximately $7.4 and $21.6 million, respectively, for the three- and nine-month periods ended September 30, 2004.

                Subscription revenue for the three-month period ended September 30, 2005 increased by approximately 1% to approximately $5.8 million, as compared to approximately $5.7 million for the three-month period ended September 30, 2004. Subscription revenue for the nine-month period ended September 30, 2005 decreased by approximately 2% to approximately $16.6 million, as compared to approximately $16.8 million for the nine-month period ended September 30, 2004. The increase for the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, was attributable to subscription revenue growth for several products, including Action Alerts PLUS and TheStreet.com Stocks Under $10, more than offsetting declines in Street Insight, TheStreet.com Value Investor, TheStreet View, The Telecom Connection and RealMoney.com.  The decrease for the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, was attributable to decreases in subscription revenue for several products, including TheStreet View, Street Insight, RealMoney.com, TheStreet.com Value Investor, and The Telecom Connection, which more than offset growth in TheStreet.com Stocks Under $10 (launched in May 2004), Action Alerts PLUS and RealMoney Pro Advisor.

                Since subscription revenue increased slightly during the third quarter of 2005, compared to the third quarter of 2004, we believe that the slight year-to-date decline in subscription revenue over the previous year was caused primarily by the negative market sentiment that prevailed during the first quarter and part of the second quarter of 2005. A more relevant indicator of near-term expectations for subscription revenue, we believe, is the increase in subscription revenue of $0.5 million, or 9%, for the third quarter of 2005, compared to the previous quarter. We believe this increase was caused by several factors. First, strong deferred revenue in the previous quarter (a function of subscriptions that have been sold but not yet recognized as revenue) led to subscription revenue growth as this revenue was recognized. Second, the Company experienced strong growth in both page views and unique visitors during the quarter due to its success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to its web sites, (ii) promoting its brands, products and services through contributor James Cramer’s television and radio programs, and (iii) introducing new content on its free, flagship web site to expand its appeal to a broader audience. These and other efforts, we believe, helped the Company to grow its base of paying subscribers by approximately 7,500 from the previous quarter and 7,600 from the third quarter of 2004.

                In order to take advantage of these trends, during the remainder of 2005, the Company plans to increase its online advertising spending to promote its services and to continue to expand its use of co-marketing arrangements that do not require up-front customer acquisition expenditures. Because the Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, the Company is able to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns. As a result of the foregoing, we expect the Company’s sales and marketing expenditures for the remainder of 2005 to increase from third quarter levels, although overall sales and marketing expenditures for 2005 are likely to remain below 2004 levels.

                Advertising revenue increased by approximately 26% in both the three- and nine-month periods ended September 30, 2005, to approximately $2.1 million and $6.3 million, respectively, as compared to approximately $1.7 million and $5.0 million, respectively, for the three- and nine-month periods ended September 30, 2004. Additionally, although seasonal factors typically cause the Company’s advertising revenue to decrease in the third quarter, as compared to the second quarter, advertising revenue actually increased by 1%. These increases in advertising revenue were primarily attributable to continued improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company, the Company’s sophisticated advertisement-serving capabilities, which allowed the Company to serve a variety of advertising formats, and by an increase in the number of unique visitors to the Company’s web sites and the addition of content to the Company’s free, flagship web site, both of which helped to increase the number of page views generated by the Company’s web sites. The Company plans to continue to add content to its free, flagship web site in addition to its subscription-based products in an effort to increase page views to take advantage of the current positive trends in the online advertising market.

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

                On June 28, 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary Independent Research Group LLC, which operated its securities research and brokerage segment. Over the past two years, the Company invested heavily to expand IRG Research’s staff and product offerings in an effort to grow its revenue, with the ultimate goal of bringing the firm to profitability within a set timetable. The Company explored a range of alternatives, but in light of recent market forces, which have driven industry consolidation and resulted in increased competition, the Board of Directors committed to a plan to discontinue the segment’s operations rather than continue to expend resources in an increasingly challenging environment in which the profitability timetable would likely not be met. The plan included the termination of approximately 40 employees and the termination of various contracts, including a lease for office space. This plan has been largely completed, with approximately $1.5 million of the cash portion of the anticipated charge paid as of September 30, 2005, with minimal future payments anticipated. See Note 6 to the Company’s Consolidated Financial Statements.

                The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. See “—Liquidity and Capital Resources.”

Recent Events

                On October 10, 2005, the Company launched TheStreet.com Internet Review, a weekly subscription newsletter that provides subscribers with investment and trading ideas specific to the internet sector. Subscribers also receive access to a model portfolio and email investment and trading alerts.

Critical Accounting Policies

General

            The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, specifically for the allowance for doubtful accounts receivable, the useful lives of fixed assets, the valuation of goodwill and intangible assets, as well as accrued expense estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

            The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

            The Company generates its revenue primarily from subscriptions and advertising.

            Subscription revenue represents customer subscriptions that provide subscribers access to investment commentary, advice, analysis and news. Subscriptions are generally charged to customers’ credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue liabilities relate to subscription fees for which amounts have been collected but for which revenue has not been recognized.

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

Allowance for Doubtful Accounts

            The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers to make required payments and for paid subscriptions that are cancelled and refunded or charged back by the subscriber. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Although results of prior estimates have been in line with management’s expectations, should the financial condition of the Company’s advertisers and subscribers deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

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

            Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with an indefinite life, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. Based upon annual impairment tests as of September 30, 2004 and 2003, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives. An annual impairment test as of September 30, 2005 is currently in process.

Business Concentrations and Credit Risk

            Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all its cash and cash equivalents in five financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

Stock Based Compensation

            The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, and elected to continue to account for stock options granted to employees and directors based on the accounting set forth in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees.” Stock options granted during the nine-month period ended September 30, 2005 were exercisable at prices equal to the fair market value of the Company’s common stock on the dates the options were granted; accordingly, no compensation expense has been recognized for the stock options granted.

            In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement was effective as of the beginning of the first interim or annual reporting period that began after June 15, 2005. In April 2005, however, the SEC deferred the implementation date of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) effective for the fourth quarter of 2005 or January 1, 2006. The Company is currently evaluating the impact of this statement on its financial statements.

Income Taxes

             The Company accounts for its income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Results of Operations

              To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company’s discontinued securities research and brokerage segment, which was operated by IRG Research, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions were allocated to the discontinued securities research and brokerage segment based upon a services agreement between the two companies. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. In an effort to provide more clarity in financial forecasting and related analysis, the Company’s Audit Committee, with the approval of the Company’s previous auditors, determined to allocate shared costs based on the Company’s annual budget, as approved by the Board of Directors. As a result, effective May 2005, budgeted costs, rather than costs actually incurred, were allocated to IRG Research. Due to IRG Research’s discontinuation of operations, no such allocations were made during the three months ended September 30, 2005, as compared to $674,394 for the three months ended September 30, 2004. Costs allocated to the discontinued securities research and brokerage segment totaled $1,251,083 for the nine-month period ended September 30, 2005, as compared to $1,718,346 for the nine-month period ended September 30, 2004. This decrease was primarily attributable to the absence of allocated expenses during the three-month period ended September 30, 2005, and was partially offset by an increase in headcount at IRG Research, to an average of approximately 25% of the total headcount of the Company, for the three-month period ended March 31,

2005 during which IRG Research was still operating, as compared to an average of approximately 18% for the three-month period ended March 31, 2004.

Comparison of Three Months Ended September 30, 2005 and September 30, 2004

                Net Revenue

	For the Three Months Ended September 30,		Change

	2005	2004	Amount	Percent

Net revenue:
Subscription	$5,800,994	$5,742,541	$58,453	1%
Advertising	2,117,805	1,676,007	441,798	26%
Other	277,272	280,753	(3,481)	-1%

Total net revenue	$8,196,071	$7,699,301	$496,770	6%

                Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions.

                The increase in subscription revenue is primarily the result of an increase in the average number of subscribers associated with Action Alerts PLUS and TheStreet.com Stocks Under $10, the sum of which totals $408,657, partially offset by reductions in the average number of subscribers associated with Street Insight, TheStreet.com Value Investor, TheStreet View, TheTelecom Connection and RealMoney.com, the sum of which totals $347,387. For the three months ended September 30, 2005, approximately 70% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 67% for the three months ended September 30, 2004.

                The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended September 30, 2005 and September 30, 2004.

                Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s web sites.

                The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company, the Company’s sophisticated advertisement-serving capabilities, which allowed the Company to serve a variety of advertising formats, and by an increase in the number of unique visitors to the Company’s web sites and the addition of content to the Company’s free, flagship web site, both of which helped to increase the number of page views generated by the Company’s web sites. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications, and allowed the Company to charge higher advertising rates. During the three months ended September 30, 2005, the Company achieved a 40% increase in revenue generating page views, when compared to the three months ended September 30, 2004.

                For both the three months ended September 30, 2005 and September 30, 2004, approximately 67% of the Company’s advertising revenue was derived from advertising sponsorship contracts. The number of advertisers for the three months ended September 30, 2005, was 63, as compared to 44 for the three months ended September 30, 2004.

                The Company’s top five advertisers accounted for approximately 38% of its total advertising revenue for the three months ended September 30, 2005, as compared to approximately 46% for the three months ended September 30, 2004. For the three months ended September 30, 2005, one advertiser accounted for approximately 12% of total advertising revenue. For the three months ended September 30, 2004, two advertisers accounted for approximately 22% of total advertising revenue.

                Other. Other revenue consists primarily of revenue related to James J. Cramer’s daily radio program, RealMoney with Jim Cramer and syndication revenue.

                The decrease in other revenue is primarily the result of a reduction in radio program and syndication revenue, the sum of which totals $11,567, partially offset by an increase in reprint revenue totaling $5,352.

                Operating Expense

	For the Three Months Ended September 30,		Change

	2005	2004	Amount	Percent

Operating expense:
Cost of services	$3,209,928	$3,048,346	$(161,582)	-5%
Sales and marketing	1,727,563	1,780,776	53,213	3%
General and administrative	1,920,532	1,983,730	63,198	3%
Depreciation and amortization	191,092	153,487	(37,605)	-25%
One-time lease termination costs	—	392,851	392,851	100%

Total operating expense	$7,049,115	$7,359,190	$310,075	4%

                Operating expenses from continuing operations reported above for the three-month period ended September 30, 2004 do not include expenses that were previously allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

                Cost of services.   Cost of services includes compensation and benefits for the Company’s editorial and technology staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs. The increase in cost of services expense reflects the allocation of expenses totaling $231,912 in the three-month period ended September 30, 2004 to the Company’s discontinued securities research and brokerage segment, partially offset by a decrease of $70,330 of expenses in the three-month period ended September 30, 2005 when compared to the three-month period ended September 30, 2004. The decrease was primarily the result of lower compensation and related costs (mainly incentive compensation) totaling $244,507, partially offset by higher fees paid to non-employee content providers totaling $143,179.

                Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments. The decrease in sales and marketing expense is primarily the result of reduced online marketing expenditures (resulting from a reduction in spending on the Company’s online marketing program), as well as lower compensation and related costs (mainly incentive compensation), the sum of which totals $236,331, partially offset by increases in consulting and recruiting fees, the sum of which totals $165,552. This also reflects the allocation in the three-month period ended September 30, 2004 of sales and marketing expenses totaling $5,608 to the Company’s discontinued securities research and brokerage segment.

                General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses. The decrease in general and administrative expense is primarily the result of reduced compensation and related costs (mainly incentive compensation), combined with lower insurance premiums, the sum of which totals $457,328, partially offset by higher board meeting expense (which increased due to the Company’s use of cash, rather than stock options, to compensate directors for board service in 2005) totaling $43,504. This also reflects the allocation in the three-month period ended September 30, 2004 of general and administrative expenses totaling $399,210 to the Company’s discontinued securities research and brokerage segment.

                Depreciation and amortization.  The increase in depreciation and amortization expense reflects the allocation of expenses totaling $35,571 in the three months ended September 30, 2004 to the Company’s discontinued securities research and brokerage segment.

                One-time lease termination costs. During the three months ended September 30, 2004, the Company recognized a one-time lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company’s discontinued subsidiary, IRG Research, under the services agreement between the two companies. In September 2004, when the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant.

                Net Interest Income

	For the Three Months Ended September 30,		Change

	2005	2004	Amount	Percent

Net interest income	$229,026	$94,973	$134,053	141%

                The increase in net interest income is primarily the result of higher interest rates.

                Discontinued Operations

	For the Three Months Ended September 30,		Change

	2005	2004	Amount	Percent

Income (loss) from discontinued operations	$278,260	$(1,656,235)	$1,934,495	117%
Loss on disposal of discontinued operations	(49,731)	—	(49,731)	N/A

Income (loss) from discontinued operations	$228,529	$(1,656,235)	$1,884,764	114%

                In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

                For the three months ended September 30, 2005, income from discontinued operations primarily represents syndication revenue received from IRG Research’s participation in a selling group in April 2005, partially offset by salesperson commissions paid as a direct result of the syndication revenue.

                For the three months ended September 30, 2005, loss on disposal of discontinued operations represents adjustments to the Company’s original estimates related to costs to be incurred in completing the discontinuance process.

                As of September 30, 2005, current assets of discontinued operations totals $78,484, which consists primarily of amounts due from clearing brokers, and current liabilities of discontinued operations totals $335,183, which consists primarily of accrued shutdown costs and trade payables.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

                Net Revenue

	For the Nine Months Ended September 30,		Change

	2005	2004	Amount	Percent

Net revenue:
Subscription	$16,568,684	$16,839,215	$(270,531)	-2%
Advertising	6,325,094	5,019,053	1,306,041	26%
Other	858,275	918,340	(60,065)	-7%

Total net revenue	$23,752,053	$22,776,608	$975,445	4%

                Subscription.  The decrease in subscription revenue is primarily the result of decreases in the average number of subscribers associated with RealMoney.com, TheStreet View, Street Insight, TheStreet.com Value Investor and TheTelecom Connection, the sum of which totals $1,456,164, partially offset by increases in the average number of subscribers associated with TheStreet.com Stocks Under $10,  which was launched in May 2004, Action Alerts PLUS and RealMoney Pro Advisor, the sum of which totals $1,252,860.  For the nine months ended September 30, 2005, approximately 69% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the nine months ended September 30, 2004.

                The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks from disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the nine-month periods ended September 30, 2005 and September 30, 2004.

                Advertising.  The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company, the Company’s sophisticated advertisement-serving capabilities, which allowed the Company to serve a variety of advertising formats, and by an increase in the number of unique visitors to the Company's web sites and the addition of content to the Company’s free, flagship web site, both of which helped to increase the number of page views generated by the Company’s web sites. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications, and allowed the Company to charge higher advertising rates. During the nine months ended September 30, 2005, the Company achieved a 15% increase in revenue per 1,000 revenue generating page views, combined with a 17% increase in revenue generating page views, when compared to the nine months ended September 30, 2004.

                For the nine months ended September 30, 2005, approximately 77% of the Company’s advertising revenue was derived from advertising sponsorship contracts, as compared to approximately 74% for the nine months ended September 30, 2004. The number of advertisers for the nine months ended September 30, 2005, was 90, as compared to 73 for the nine months ended September 30, 2004.

                The Company’s top five advertisers accounted for approximately 36% of its total advertising revenue for the nine months ended September 30, 2005, as compared to approximately 46% for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, one advertiser accounted for approximately 10% of total advertising revenue. For the nine months ended September 30, 2004, one advertiser accounted for approximately 13% of total advertising revenue.

                Other.  The decrease in other revenue is primarily the result of a reduction in syndication revenue totaling $56,000.

                Operating Expense

	For the Nine Months Ended September 30,		Change

	2005	2004	Amount	Percent

Operating expense:
Cost of services	$8,928,017	$9,296,080	$368,063	4%
Sales and marketing	5,514,225	6,041,515	527,290	9%
General and administrative	5,382,876	5,335,763	(47,113)	-1%
Depreciation and amortization	480,740	498,426	17,686	4%
One-time lease termination costs	—	392,851	392,851	100%

Total operating expense	$20,305,858	$21,564,635	$1,258,777	6%

                Operating expenses from continuing operations reported above for the nine-month period ended September 30, 2004 do not include expenses that, prior to the third quarter in 2005, were allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

                Cost of services.  The decrease in cost of services expense is primarily the result of lower compensation and related costs (mainly incentive compensation) totaling $935,666, partially offset by higher fees paid to non-employee content providers totaling $461,091. This also reflects the allocation in the nine-month period ended September 30, 2005 of cost of services expenses totaling $507,262, compared to $623,493 for nine-month period ended September 30, 2004, to the Company’s discontinued securities research and brokerage segment.

                Sales and marketing.  The decrease in sales and marketing expense is primarily the result of reduced online advertising expenditures (resulting from a reduction in spending on the Company’s online marketing program), combined with reduced content distribution fees, the aggregate sum of which totals $1,194,221, partially offset by increased base compensation and related costs, and consulting and recruiting fees, the sum of which totals $571,390. This also reflects the allocation in the nine-month period ended September 30, 2005 of sales and marketing expenses totaling $11,009, compared to $14,157 for the nine-month period ended September 30, 2004, to the Company’s discontinued securities research and brokerage segment.

                General and administrative.  The increase in general and administrative expense reflects the allocation of expenses totaling $667,185 and $975,945 during the nine-month periods ended September 30, 2005 and 2004, respectively, to the Company’s discontinued securities research and brokerage segment, partially offset by decreased expenses totaling $261,647 for the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004. The decrease was primarily the result of reduced compensation and related costs (mainly incentive compensation) and insurance fees, the aggregate sum of which totals $1,018,287, partially offset by higher legal and consulting fees, board meeting expenses (which increased due to the Company’s use of cash, rather than stock options, to compensate directors for board service in 2005) and increased rent, the aggregate sum of which totals $729,443.

                Depreciation and amortization.  The decrease in depreciation and amortization expense is primarily the result of fully depreciated assets and reduced capital expenditures. This also reflects the allocation in the nine-month periods ended September 30, 2005 and 2004 of depreciation and amortization expenses totaling $62,250 and $99,165, respectively, to the Company’s discontinued securities research and brokerage segment.

                One-time lease termination costs. During the three months ended September 30, 2004, the Company recognized a one-time lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company’s discontinued subsidiary, IRG Research under the services agreement between the two companies. In September 2004, when the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant.

                Net Interest Income

	For the Nine Months Ended September 30,		Change

	2005	2004	Amount	Percent

Net interest income	$563,231	$234,815	$328,416	140%

                The increase in net interest income is primarily the result of higher interest rates.

                Discontinued Operations

	For the Nine Months Ended September 30,		Change

	2005	2004	Amount	Percent

Loss from discontinued operations	$(3,096,523)	$(4,366,176)	$1,269,653	29%
Loss on disposal of discontinued operations	(2,433,083)	—	(2,433,083)	N/A

Loss from discontinued operations	$(5,529,606)	$(4,366,176)	$(1,163,430)	-27%

                In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

                For the nine months ended September 30, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

                As of September 30, 2005, current assets of discontinued operations total $78,484, which consists primarily of amounts due from clearing brokers, and current liabilities of discontinued operations total $335,183, which consists primarily of accrued shutdown costs and trade payables.

Liquidity and Capital Resources

            The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of September 30, 2005, the Company’s cash and cash equivalents, and current and noncurrent restricted cash amounted to $31,484,233, representing 80% of total assets.

            Cash generated from operations was insufficient to cover expenses during the nine months ended September 30, 2005. Net cash used in operating activities totaled $1,635,867 for the nine months ended September 30, 2005, as compared to net cash provided by operating activities totaling $1,654,872 for the nine months ended September 30, 2004. The decline in net cash provided by operating activities was primarily the result of the following:

•	higher incentive compensation payments due to better financial performance relative to specified corporate financial objectives during the year ended December 31, 2004 as compared to the year ended December 31, 2003;
•	the continued expansion of IRG Research’s operations prior to its shutdown, as well the additional costs associated with its discontinuance, which resulted in higher overall expense; and
•	higher levels of receivables due to increased advertising revenue.

            These declines were partially offset by increased advertising revenue due to the continued improvement in the online advertising market.

            Net cash used in operating activities of $1,635,867 for the nine months ended September 30, 2005 was primarily the result of the Company’s net loss of $1,520,180 combined with a decrease in accounts payable and accrued expenses (primarily the result of payments related to incentive compensation), increases in accounts receivable (primarily the result of increased billings caused by higher advertising revenue) and prepaid expenses and other current assets, as well as a decrease in both current and non-current liabilities of discontinued operations, the sum of which totals $3,518,226, partially offset by increases in deferred revenue, decreases in both current and non-current assets of discontinued operations, and noncash expenditures, the sum of which totals $3,387,194.

            Net cash used in investing activities of $392,123 for the nine months ended September 30, 2005 was the result of capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware.

            Net cash provided by financing activities of $1,832,988 for the nine months ended September 30, 2005 was the result of proceeds from the exercise of stock options and a decrease in restricted cash, the sum of which totals $1,904,519, partially offset by a decrease in note payable totaling $71,531.

            The Company has a total of $1,900,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $800,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $1,100,000 of restricted cash will become unrestricted at various times through 2009.

            The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $2.9 million through September 30, 2006, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Thereafter, if cash generated from operations is insufficient to satisfy the Company’s liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all. Strategic relationships, if necessary to raise additional funds, may require the Company to provide rights to certain of its content. The failure to raise capital when needed could materially adversely affect the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s then-current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to those of the Company’s common stock.

Commitments and Contingencies

                The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $402,457 and $1,171,615 for the three- and nine-month periods ended September 30, 2005, respectively, as compared to $392,779 and $1,059,390 for the three- and nine-month periods ended September 30, 2004. The increase in rent and equipment rental expenses reflects the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $35,627 in the three-month period ended September 30, 2004, and $63,181 and $86,541 during the nine-month periods ended September 30, 2005 and 2004, respectively. The change in rent and equipment rental expense in both periods is primarily the result of the timing and amount of retroactive operating expense escalation charges, together with the absence in the three- and nine- month periods ended September 30, 2005 of sublease payments received. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of September 30, 2005, total future minimum cash payments are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Operating leases	$4,528,090	$1,348,302	$2,188,737	$991,051	$—
Employment agreements	2,246,517	1,059,017	1,187,500	—	—
Outside contributor agreements	407,062	387,062	20,000	—	—
Note payable	149,738	101,203	48,535	—	—

Total contractual cash obligations	$7,331,407	$2,895,584	$3,444,772	$991,051	$—

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

Item 4.                    Controls and Procedures.

                The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Risk Factors

            You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

The Company Has a History of Losses and May Incur Further Losses

            The Company earned net income from continuing operations of $1.4 million, or $0.05 basic net income per share, and $1.7 million, or $0.07 basic net income per share in the third and second quarters of 2005, respectively. Additionally, on a consolidated basis, the Company earned net income for the fourth quarters of 2004 and 2003. Other than the foregoing, the Company has incurred operating losses in all other fiscal quarters since its formation, and may again experience operating losses in the future. As of September 30, 2005, the Company had an accumulated deficit of approximately $155.3 million. The Company will need to generate significant revenue in order to cover the significant operating expenses it expects to incur during the remainder of 2005. Accordingly, the Company can make no assurances that it will be able to achieve profitability, under U.S. generally accepted accounting principles, on a quarterly or annual basis in the future.

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

            Although we generated net income from continuing operations in the third and second quarters of 2005 and on a consolidated basis for the fourth quarters of 2004 and 2003, you should not rely on the results for those periods as an indication of future performance. We may not be cash flow positive or generate net income for future periods. The Company forecasts its current and future expense levels based on expected revenue and the Company’s operating plans. Because of the above factors, as well as other material risks facing the Company, as described elsewhere in this report, the Company’s operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of the Company’s common stock is likely to decline.

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

            In the third quarter of 2005, the Company’s top five advertisers accounted for approximately 38% of its total advertising revenue, the same as for the second quarter of 2005. By comparison, the Company’s top five advertisers accounted for approximately 46% of its total advertising revenue for the third quarter of 2004. Furthermore, although the Company continues to work to attract advertisers from outside the financial services industry, such as automotive and luxury goods, a large proportion of the Company’s top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused the Company to lose a number of its top advertisers, the Company’s business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, the Company’s advertising contracts have short notice cancellation provisions.

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

Failure to Establish and Maintain Successful Strategic Relationships With Other Companies Could Decrease the Company’s Subscriber and Reader Base

            The Company relies in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of its current subscriber and reader base. There is intense competition for relationships with these firms and for content placement on their web sites, and the Company may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If the Company does not successfully establish and maintain its strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, the Company’s business, results of operations and financial condition could be materially adversely affected.

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

The Company May Face Liability for, or Incur Costs to Defend, Information Published in its Products

            The Company may be subject to claims for defamation, libel, or copyright or trademark infringement, or based on other theories of liability, in each case relating to the information the Company publishes in its products. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. The Company could also be subject to claims based upon the content that is accessible from its web sites through links to other web sites. The Company’s insurance may not adequately protect it against these claims.

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

Control by Principal Stockholders, Officers and Directors Could Adversely Affect the Company’s Stockholders

The Company’s officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, would have the ability to control the Company’s management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets). Some of these persons acting together, even in the absence of control, would be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with the Company’s interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock. See “Management’s Discussion and Analysis and Results of Operations—Overview—Current State of the Company” and “—The Outcome of Our Exploration of Possible Strategic Alternatives is Uncertain.”

The Outcome of Our Exploration of Possible Strategic Alternatives is Uncertain

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

Volatility of the Company’s Stock Price Could Adversely Affect the Company’s Stockholders

            The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. The trading price of the Company’s stock has been and may continue to be subject to wide fluctuations. From July 1 through September 30, 2005, the closing sale price of the Company’s common stock on the Nasdaq National Market ranged from $3.45 to $4.38. As of November 7, 2005, the closing sale price was $4.81. The Company’s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in the Company’s markets. The volatility of the Company’s stock price is also exacerbated by the Company’s low trading volume, which averaged approximately 144,600 shares per day from July 1 through September 30, 2005. These factors may adversely affect the price of the Company’s common stock, regardless of the Company’s operating performance. See “Management’s Discussion and Analysis and Results of Operations—Overview—Current State of the Company” and “—The Outcome of Our Exploration of Possible Strategic Alternatives is Uncertain.”

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

                Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. A fairness hearing has been scheduled for April 24, 2006. In the event the settlement does not receive final approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

                The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

July 1 - 31, 2005	—	$—	—	$2,678,878
August 1 - 31, 2005	—	$—	—	$2,678,878
September 1 - 30, 2005	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

                Not applicable.

Item 5.                    Other Information.

                On November 7, 2005, the Compensation Committee adopted, and the Board of Directors approved, additional exercise procedures with respect to stock options expiring November 29, 2005 and held by the Company's named executive officers, in order to permit the executives to exercise the options by applying some of the shares subject to the options (valued at the closing price on the day before the date of exercise) to the payment of the exercise price and the minimum amount of applicable withholding taxes then due. The effect of such form of exercise is that the executives would receive shares equal in value to the option spread and would not be required to deliver cash in satisfaction of the exercise price (or the withholding taxes). Under the new procedures, the executives would be permitted to use such additional form of exercise at any time prior to the expiration of the options.

Item 6.                    Exhibits.

                The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Additional Exercise Procedures
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
²	Indicates compensatory plan or arrangement.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: November 9, 2005	By: /s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 9, 2005	By: /s/ Lisa A. Mogensen
Lisa A. Mogensen
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Additional Exercise Procedures
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
²	Indicates compensatory plan or arrangement.