Form 10-K
period 2005-12-31
THESTREET COM
filed 2006-03-16
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 0-25779

THESTREET.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1515824 (I.R.S. Employer Identification No.)

14 Wall Street, 15th Floor New York, New York (Address of principal executive offices)	10005 (Zip code)

Registrant’s telephone number, including area code: (212) 321-5000

Securities registered pursuant to Section 12(b) of the Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.01 per share	Nasdaq National Market

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐        No ☒

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐        No ☒

      Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐        No ☒

      The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2005 as reported by Nasdaq, was approximately $61.8 million.

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 13, 2006
Common Stock, $0.01 par value	26,616,640

Documents Incorporated By Reference

      Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2005 ANNUAL REPORT ON FORM 10-K

ii

THESTREET.COM, INC.
2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

      TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company”, “our”, “we”, or “us”), is a leading multimedia creator of business and investment content, which we make available through online publications, content syndication and audio and video programming.

      We pioneered the electronic publishing of financial information on the Internet through our creation of TheStreet.com, which was launched in 1996 as a subscription-based news and commentary Web site. Today, we have more than 18 services, offering various types of investors with information they can use to help them make better informed investing and trading decisions.

      In late 2002, we created Independent Research Group LLC (“IRG Research”). From April 2003 to June 2005, as a registered broker-dealer and member of the National Association of Securities Dealers, Inc., IRG Research provided proprietary equity research and brokerage services to institutional clients and received revenue from trading commissions. However, despite our efforts to increase IRG Research’s revenue, in light of market forces driving industry consolidations and increased competition, we discontinued its operations in the second quarter of 2005. See “Management’s Discussion and Analysis and Results of Operations—Overview—History.”

Industry Background

      In recent years, many investors have taken greater personal control of their investment activities, bypassing traditional brokers to trade with online brokerage firms and performing their own financial and investment research, often using the Internet. The Internet provides retail investors with easy access to information that once was readily available only to investment professionals, such as timely market news, intraday and historical quotes, charts, company filings with the Securities and Exchange Commission (“SEC”), equity research and analysts’ earnings estimates. However, while vast quantities of investment information are now available, the insight and expertise to make sense of it remains elusive.

      Moreover, the scandal-plagued market of the past several years has made investors aware of the need to find trusted sources of financial information. Following allegations in 2001 of underwriter misconduct in the heated market for initial public offerings in the late 1990s, the stock market was rocked again in 2002 and 2003 by accounting scandals at some of the nation’s largest companies, insider trading scandals and, in late 2003 and 2004, by allegations of illegal late trading and improper market timing in the previously untarnished mutual fund industry. As a result, investors have become increasingly skeptical of information provided to them from traditional Wall Street sources. We believe that this skepticism represents a significant opportunity for independent business and investment publishers like TheStreet.com.

Overview

      We create business and investment content, which we make available through online publications, content syndication and audio and video programming. We receive revenue from subscriptions, advertising and sponsorship sales, syndication and radio programming.

      Our flagship Web site, TheStreet.com, is a free, advertising-supported site that provides financial news reporting and commentary for investors of all experience levels. TheStreet.com site provides us with opportunities to market our premium subscription offerings. In addition to TheStreet.com, we currently offer 18 proprietary, subscription-based services, of which 15 target retail consumers and three target professional investors. List prices for annual subscriptions range from $149.95 to $999.95 for consumer services and $800.00 to $30,000.00 for professional services. Our services are produced by approximately 50 in-house reporters and editors and approximately 70 contributing financial analysts, traders and money managers. Under our investment policies, our in-house editorial staff is not permitted to own individual stocks (although they may, and many do, own equity in TheStreet.com,

Inc.). We require our outside contributors (many of whom are professional market participants and are not prohibited from owning individual stocks) to disclose positions they or their firms hold in any of the stocks they write about and to abide by certain trading restrictions in the event they trade in the companies about which they write advisory newsletters. Finally, our recommendations and advice are impersonal and not tailored to the investment needs of any particular person—none of our contributors is permitted to furnish personalized investment advice to our subscribers.

      We believe that we are a premier creator of business and investment content. In 2005, we received the following awards and distinctions:

•	2005 Gerald Loeb Award for Distinguished Business and Financial Journalism, Winner for Commentary

•	2005 Gerald Loeb Award for Distinguished Business and Financial Journalism, Finalist for Online Content

•	Media Industry Newsletter’s “Best of the Web Awards” Honorable Mention, Premium Site (RealMoney.com)

•	Media Industry Newsletter’s “Best of the Web Awards” Honorable Mention, General Excellence

•	Media Industry Newsletter’s “Best of the Web Awards” Honorable Mention, Best Special Online Coverage

•	Society of American Business Editors and Writers Award, Enterprise Reporting

Services

Consumer Services

      We offer a total of 15 services targeting retail consumers. With the exception of TheStreet.com, our flagship Web site, which is available free of charge, each consumer service requires a separate subscription. The variety of services is intended to appeal to different segments of the wider investing audience, which includes long- and short-term investors, day and swing traders and fundamental and technical traders. Our current roster of retail consumer services includes, among others, the following:

      TheStreet.com

      Our flagship site, TheStreet.com, was originally launched in 1996 as a subscription-based news and commentary Web site and re-launched in 2000 as a free, advertising-supported site. TheStreet.com provides high-quality financial commentary, analysis and news with financial coverage to individual investors of all experience levels and professional investors. Updated throughout the trading day, TheStreet.com’s stories put readers on the trading floor with some of the leading commentators and journalists in the business. TheStreet.com provides investigative journalism, commentary on market trends, specific stock and mutual fund analysis, as well as features on personal finance.

      TheStreet.com also offers online video features known as Street Watch, including three daily market segments, two weekly sector segments, and several other programs associated with popular weekly columns on the flagship site. The company's video offerings are available on both the flagship and RealMoney sites.

      RealMoney

      The foundation of our consumer line of subscription-based services is RealMoney, a Web site publication launched in 2000. RealMoney provides real-time investing ideas, trading strategies, technical analysis and expert market commentary from more than 45 journalists and money managers covering many industries. RealMoney targets active market participants and self-directed investors, and has a large following among investment professionals who rely on the site’s intra-day market commentary to help them make informed investment decisions. RealMoney features in-depth research for long-term investors and intra-day Web logs for short-term traders. RealMoney is designed as a general resource for investors, often the first subscription-based service a new user purchases, and it acts as a feeder to our other subscription-based services, many of which contain more targeted content.

      Action Alerts PLUS

      Action Alerts PLUS is an email service launched in 2001 providing active, self-directed investors with an intimate view of the stock picks and portfolio management strategies of well-known former hedge fund manager James J. Cramer. This subscription-based service provides exclusive access to specific, action-oriented investment ideas. Action Alerts PLUS targets investors looking for advice on when and how best to invest in the stock market.

      The Action Alerts PLUS portfolio contains the actual portfolio of individual stocks held by Mr. Cramer’s charitable trust, allowing users to track the performance of all of Mr. Cramer’s stock picks. Before he executes a trade in the trust, an email is sent to subscribers detailing the trade and the rationale behind it. Subscribers can use Mr. Cramer’s charitable trust portfolio as a model for their own investments or as a starting point to identify stocks that match their own investing styles.

      In addition to the email alerts, subscribers receive an end-of-week wrap-up in which Mr. Cramer rates the portfolio stocks according to where he believes they are headed. The online portfolio contains overall performance information, initial stock purchase prices, trade dates and performance to date. Furthermore, users are able to access the archive of alerts enabling them to monitor how trading strategies and tactics have evolved. See “Risk Factors—A Significant Portion of Our Subscription Revenue is Generated by James J. Cramer and Other Key Writers.”

      TheStreet.com Stocks Under $10

      TheStreet.com Stocks Under $10 was launched in 2004. The Stocks Under $10 investment team—William Gabrielski and David Peltier, both research analysts at TheStreet.com—uses proprietary screening methodologies, based on fundamental analysis, management quality and technical analysis, to identify opportunities among the universe of stocks priced under $10. Stocks Under $10 features stocks of companies that are relatively unknown among Wall Street analysts, have strong and/or improving fundamentals and present a compelling story that may serve as a catalyst for growth.

      Subscribers are sent email alerts identifying the recommended stocks before the team “buys” or “sells” the stock for its own model portfolio. In addition to the email alerts, subscribers receive a weekly summary in which the portfolio stocks are rated according to where the team believes they are headed. The service also includes online access to the model portfolio with overall performance information, initial stock purchase prices, trade dates and performance to date. Users are able to access the archive of alerts so they can monitor how the trading strategies and tactics have evolved over time.

      TheStreet.com Options Alerts

      TheStreet.com Options Alerts is an email newsletter service launched in 2005 that contains a model portfolio of specific option investment choices. The service is written by Steven Smith, a columnist for RealMoney and a former seat-holding member of the Chicago Board of Trade (CBOT) and the Chicago Board Options Exchange (CBOE).

      Subscribers to TheStreet.com Options Alerts receive three to four emails each week that detail the options trades Mr. Smith is examining. The service is different from many other newsletter services in that subscribers receive a weekly summary at the beginning of the week. Instead of being a history of what has happened that week, the Options Alerts summary details the options trades that Mr. Smith will examine during the next five trading days. TheStreet.com Options Alerts was nominated as the Best Email Newsletter Service in 2005 by the Media Industry Newsletter (MIN).

      TheStreet.com Internet Review

      TheStreet.com Internet Review is an email alert service launched in 2005 that identifies long- and short-term investments within the Internet sector. The service is written by James Altucher, a regular contributor to RealMoney. Subscribers to TheStreet.com Internet Review receive two to three emails each week, a weekly newsletter, and access to the model portfolio. Mr. Altucher spent his entire career in Internet media, including e-commerce, search engine marketing, online advertising and Internet software development.

      The Telecom Connection

      The Telecom Connection is a weekly email newsletter launched in 2002 that provides critical research and in-depth analysis of individual companies and macroeconomic trends in the telecommunications industry. RealMoney columnist Cody Willard, a former telecom industry consultant and analyst who currently manages a hedge fund, writes the report, which is aimed at both active telecom investors and industry executives.

      Two out of the four email reports distributed per month update users on Mr. Willard’s model telecom stock portfolio. In these issues, Mr. Willard shares his stock picking techniques and the strategies behind them. The third email contains in-depth analysis of a particular industry and/or a particular technology within the telecom industry, and provides users with investing ideas based on companies that operate in the industry or use the technology in question. The fourth issue focuses on macro trends in the telecom industry. Each issue also contains a Q&A section. In addition, subscribers have access to a Web page that displays Mr. Willard’s model portfolio of recommended telecom stocks and their performance to date. Special email alerts are sent between issues when Mr. Willard sees the need to update subscribers on key events that affect model portfolio holdings or when there is an important development in the telecom industry.

      The Chartman’s Top Stocks

      The Chartman’s Top Stocks is a daily email newsletter launched in 2001 containing stock charting analysis and trading education from RealMoney columnist Gary B. Smith, a proponent of the rigorous stock trading methodology known as technical analysis. Mr. Smith uses market scanning and technical analysis tools to identify stocks that he believes provide the best opportunities for short-term profits.

      The Chartman’s Top Stocks was discontinued December 31, 2005 and replaced with TheStreet.com Top Stocks. Written by long-time RealMoney contributor Helene Meisler, TheStreet.com Top Stocks is a daily email newsletter containing stock charting analysis.

      TheStreet.com Value Investor

      TheStreet.com Value Investor is a weekly email newsletter launched in 2002 that offers long-term investors stock picks across all industries, focusing on undervalued companies that the author believes are positioned to beat the S&P 500 over a one to three-year period. The service is written by David Peltier, a research analyst currently at TheStreet.com and formerly with Individual Investor magazine. Mr. Peltier uses a valuation method that combines traditional fundamental analysis with industry insights and technical analysis to find recommended entry prices. With each issue, Mr. Peltier discusses his strategies for identifying value stocks and provides a detailed review of selected stocks from the model portfolio of value stocks. While The Value Investor is a long-term investing newsletter, Mr. Peltier also notifies subscribers when he believes a short-term opportunity or risk has arisen. Subscribers also have access to all archived newsletters.

      The Daily Swing Trade

      The Daily Swing Trade is an email newsletter launched in 2002 that contains stock analysis and trading education from RealMoney columnist Alan Farley, a proponent of the stock trading methodology known as swing trading and the author of a best-selling book on the subject. Swing traders use technical analysis of market patterns and cycles to time their entry and exit points for particular stocks. Using his proprietary methodology, Mr. Farley identifies stocks that he believes provide the best opportunities for profits in the short-term, ranging from a few days to several weeks, and provides technical charts and analysis. The service also includes an online directory, which enables subscribers to check stock positions on past charts. Each issue contains a Q&A section in which Mr. Farley answers technical and strategic questions from subscribers about his approach and his views on the market.

      The Trading Reports

      The Trading Reports is an email newsletter launched in 2002, in which RealMoney columnist Jeffrey Cooper, a well-known short-term trader and author of several influential books on short-term trading techniques, uses advanced technical analysis to provide individual stock trading ideas along with his macro projections on the direction of major indices. Each night, subscribers receive concise, action-oriented information on what Mr. Cooper believes are the most essential aspects of day and swing trading.

      TheStreet.com Short Advisor

      TheStreet.com Short Advisor is a weekly email newsletter launched in 2003 that contains recommendations and analyses of potential short-selling stock candidates as well as investor education concerning stock-shorting methods and tricks of the trade. Subscribers receive what our writers believe to be a timely guidance for identifying over-priced stocks that present shorting opportunities. Customers also occasionally receive interim emails with changes, updates and new opportunities and exclusive access to an archive containing all past issues.

      The Dividend Stock Advisor

      The Dividend Stock Advisor is a bi-weekly email newsletter launched in 2003 that provides advice on establishing and maintaining a well-balanced, long-term, income-producing portfolio. The service was launched in response to subscriber requests for guidance in devising secure financial plans and is managed by David Peltier.

      Subscribers have access to material focused on personal finance issues such as tax planning, insurance, alternative methods of saving and mutual fund strategies and tactics. The newsletter also contains insight on significant news events and how individual companies are either increasing or reducing their dividend flows. The Dividend Stock Advisor also features a model portfolio of 15 to 20 dividend-yielding stocks that the author believes are well positioned for all types of market conditions and meet the service’s strict financial criteria. Users also receive alerts of certain changes in tax laws that affect dividends and advice on how to leverage these changes to their advantage. Each issue includes a Q&A section.

Consumer Services Sales and Marketing

      We pursue a variety of sales and marketing initiatives to sell subscriptions to our premium services, drive traffic to our sites, license our content, expose our brands, and build our customer databases. These initiatives include establishing content syndication and subscription distribution relationships with leading companies, online direct response marketing, and engaging in an ongoing public awareness campaign. See “Risk Factors—Difficulties Associated With Our Brand Development May Harm Our Ability to Attract Subscribers.”

      Content Syndication and Subscription Distribution

      Content syndication and subscription distribution arrangements capitalize on the cost efficiencies of online delivery and create additional value from content we have already produced for our own publication. First, by syndicating our content for other leading Web sites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. Second, syndicating our content to other leading Web sites that index our headlines on their stock quote result pages generates additional traffic to our sites, resulting in page views and offering the opportunity for increased advertising revenue and subscription sales. During 2005, we sought to expand our content syndication and subscription distribution arrangements in order to increase both advertising and subscription revenue. In 2005, we syndicated our content to several publishers and financial portals, including Yahoo!, Marketwatch, Reuters, CNET and Quote.com through licensing arrangements that allow these sites to republish selected headlines and co-branded content with links back to our sites.

      In addition, during 2005, we expanded and enhanced our subscription distribution and site traffic relationships with online financial services firms and other companies. These agreements allow their customers to receive discounts on certain of our premium subscription services or to access our free and premium content. See “Risk Factors—Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease Our Subscriber and Reader Base.”

      Online Direct Response Marketing

      We utilize an in-house, online, direct response marketing program to determine the most effective approaches to increase subscriptions to our premium services and grow our customer databases. The program, which was developed in 2003 and fully implemented in 2004, consists of online marketing and creative design teams, which create a variety of marketing campaigns, and an in-house technical team, which implements the campaigns and measures their effectiveness in promoting our subscription services and building our customer databases. During 2005, we used the program to promote certain of our consumer services via online advertising and email marketing campaigns with a variety of financial Web portals and smaller niche sites.

      Public Awareness

      We seek to raise our visibility and enhance the brand recognition of our services. In March 2005, the CNBC cable television network introduced “Mad Money,” a stock market commentary program hosted by James J. Cramer, markets commentator for TheStreet.com, as well as our co-founder, director and largest shareholder. According to CNBC, the total viewership for the three nightly Monday through Friday telecasts of “Mad Money” has averaged 451,000 viewers per night in 2006. Many of our writers and outside contributors appeared on the program during 2005. In addition, Mr. Cramer writes a weekly column for New York magazine, a weekly magazine with a current paid circulation of over 428,000 and readership of approximately 1.5 million. The broad reach of “Mad Money,” as well as the Company’s nationally syndicated radio program, “RealMoney with Jim Cramer,” has exposed our services to new audiences, helping to increase traffic and subscription opportunities. See “—Radio” and “Risk Factors—Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base.”

      In 2005, our writers and our stories were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, Bloomberg, The New York Post, Reuters, Newsday, The Washington Post, Dow Jones Newswires, Advertising Age, The Denver Post, the Associated Press, and the Los Angeles Business Journal. Finally, some of our writers appear on television and radio, including CNBC, NBC, CBS, and MSNBC. Additionally, partnering with such companies as Microsoft and Yahoo! to distribute our content helps increase visibility of our brand and our individual contributors.

Professional Services

      We currently offer two subscription Web sites and an email service designed to help professional market participants whose careers depend on investing performance, including hedge fund managers, financial planners, money managers, stockbrokers and financial consultants.

      Street Insight

      StreetInsight.com is a subscription Web site launched in 2002 targeting investment professionals seeking both macro and micro information on the intra-day movements of the financial markets. Contributors to the service include well-established hedge fund and money managers, professional traders, analysts and market strategists. Each contributes real-time commentary and analysis relating to the contributor’s specialization that may include long-term investment strategies, short-term trades, industry overviews and insight into movements in the equity, fixed income, currency and option markets.

      StreetInsight.com provides proprietary features designed for professional investors, including:

•	A number of Web logs produced by highly regarded and well known hedge fund managers that provide: (1) insight into daily market movements, (2) individual trades and/or investments that are being considered or made, and (3) news, analysis and portfolio strategies.

•	Coverage of corporate conference and earnings calls by specialists in the industry or company in question.

      Subscribers include retail brokers and buy-side portfolio managers, some of whom purchase subscriptions directly from the Company and some of whom purchase through their brokerage firms using what are known as “soft dollars.” Soft dollaring is the method by which institutions use trading commissions to pay brokerage firms for third party research services provided for them by the firms. See “—Professional Services Sales and Marketing—Soft Dollar Brokers.”

      TheStreet View

      TheStreet View is a long/short equity service launched in 2001 and distributed by email. This service provides institutional investors with event-oriented, independent investment and trading ideas about publicly traded companies that are often overlooked by traditional Wall Street research firms. Subscribers are primarily hedge funds and money managers who purchase subscriptions directly from the Company or through their brokers using soft dollars. See “—Professional Services Sales and Marketing—Soft Dollar Brokers.”

      RealMoney Pro Advisor

      RealMoney Pro Advisor is a subscription Web site launched in 2002 that provides real-time equity research, financial analysis and news for brokers and professional advisors. RealMoney Pro Advisor is a compilation of several of the Company’s consumer and professional services into one service for easy access. Created specifically for stockbrokers and financial advisors, this service is designed to provide professionals with ideas to help stimulate their own investment process and generate investment ideas for their clients.

Professional Services Sales and Marketing

      We pursue a variety of marketing and sales initiatives for our professional offerings.

      Direct Sales

      In 2005, we continued developing a direct sales force to market our professional services, focusing on developing relationships with buy-side institutions, both at the level of the individual end-user and the corporate executive suite. We also market and sell our services directly to stockbrokers, financial advisors and investment counselors.

      Soft Dollar Brokers

      Institutions and other clients of brokerage firms often use trading commissions, known as “soft dollars,” to compensate brokerage firms for third party research services that the firms provide to them. In 2005, we continued to maintain relationships with a number of brokerage firms that offered our professional services to their customers on a soft dollar basis.

      Online Marketing

      We also market our professional content by publishing it as special promotional features on our consumer Web sites and by cross-promoting it to subscribers of our consumer services who have indicated to us in their customer information or in surveys that they are investment professionals or are interested in professional content.

Advertising Sales

      We receive advertising revenue from the following sources:

•	Advertisement and sponsorship placements in our advertising-supported Web site, TheStreet.com, our subscription-based site, RealMoney, and in certain of our other subscription-based sites;

•	Advertisement placements in our subscription-based email newsletters;

•	Sponsorship of stand-alone emails to our registered users; and

•	Sponsorship of our streaming video content “StreetWatch.”

      Advertising sales experienced significant growth in 2005, with fourth quarter 2005 advertising revenue at its highest level since the fourth quarter of 2000. For the full year of 2005, advertising revenue was $9.5 million, an increase of 35% from $7.1 million in 2004. This represented approximately 28% of our total net revenue. We believe that the growth in advertising sales is attributable to several factors. We experienced strong increases in unique visitors to our network of Web sites, and continued to add content to our free, flagship Web site, both of which helped to increase the number of page views we generated. This improved our attractiveness to advertisers, particularly those from outside the financial services industry and enabled us to charge higher advertising rates. These advertisers generally focus on brand messaging campaigns, rather than the direct-response campaigns that predominate in financial services. In 2005, our network of Internet Web sites together generated an average of approximately 40.8 million page views per month, with 3.0 million unique users per month. Additionally, the continued resurgence of the online advertising market led to increased spending by the Company’s advertisers. See “Risk Factors—We May Have Difficulty Selling Our Advertising Inventory, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

      Additionally, we believe that the quality of our audience presents a desirable reader demographic for advertisers in the financial services, technology and luxury goods industries. According to a Spring 2006 @Plan survey conducted by Nielsen/NetRatings, a well-known third-party marketing research firm, 54% of our readers have an average household income of $75,000 or above, 85% of them own securities and approximately 33% have an investment portfolio worth at least $250,000. Additionally, according to the same study, our readers are three times more likely than the average Internet user to have an investment portfolio valued over $1,000,000 and are more than eight times more likely to trade stocks online.

Radio

      During 2005, we expanded our presence on radio, which provides revenue directly to us and functions to promote our portfolio of services to a wide audience. We produce a one-hour financial radio program entitled “RealMoney with Jim Cramer,”as well as 30- and 60-second “Market Minute” market update segments. The program and the segments were nationally syndicated by Buckley Broadcasting Corporation in 2005 and are now aired on CBS Radio stations in the New York, Los Angeles, Chicago, Detroit, Pittsburgh, Houston, Baltimore and Portland markets, and will be syndicated nationally to both CBS and other radio stations by Westwood One, Inc. TheStreet.com receives a portion of the revenue received from the airing of the program. A streaming audio feed of the radio program will continue to be available free to registered members of TheStreet.com on both our flagship (www.thestreet.com) and RealMoney (www.realmoney.com) Web sites on a delayed and archived basis. We believe that promotion of our brands on the radio allows us to reach consumers not targeted by our normal marketing initiatives.

Competition

      We face competition for customers, advertisers, employees and contributors from financial news and information sources, and from many other types of companies. Our chief competitors include:

•	online services or Web sites focused on business, finance, or investing such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com and The Motley Fool;

•	publishers and distributors of traditional media focused on finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs; and

•	investment newsletter publishers such as Phillips Publishing, KCI Communications and Agora Publishing.

      Our ability to compete depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of content, the ease of use of services and the effectiveness of sales and marketing efforts.

Infrastructure, Operations & Technology

      The Company’s technological infrastructure is hosted primarily at a facility of Savvis Communications Corporation (“Savvis”) in Jersey City, New Jersey. Our operations are dependent in part on our ability and that of Savvis to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See “Risk Factors—System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation.”

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

      Our proprietary eCommerce platform controls user access to a wide array of service offerings. The system automatically controls all aspects of online daily credit card billing, based upon user selected billing terms. All financial revenue recognition reports are automatically generated, providing detailed reporting on all account subscriptions. This generally allows a user to sign up and pay for an online service for his or her selected subscription term (annual or monthly) without any manual staff intervention at the Company.

Intellectual Property

      To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Additionally, we aggressively police Internet message boards and other Web sites for copyrighted content that has been republished without our permission. We incorporate certain licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot provide assurance that these provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See “Risk Factors—We May Not Adequately Protect Our Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others.”

Employees

      As of December 31, 2005, the Company had 128 employees, of whom 56 worked in editorial, 30 in sales and marketing, 25 in technology and 17 in finance and administration. The Company has never had a work stoppage and none of its employees is represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

      We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. Since 2001, the Company’s activities have evolved to include the offering of stand-alone services providing impersonal investment advice such as stock and investment strategy recommendations to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, in 2002 TheStreet.com, Inc. registered with the SEC as an investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”) and is now subject to the Advisers Act and the rules and regulations thereunder, which impose, among other things, various recordkeeping, reporting and disclosure requirements. See “Risk Factors—Government Regulation and Legal Uncertainties.”

      We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with Web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See “Risk Factors—We Face Government Regulation and Legal Uncertainties.”

Available Information

      The Company’s flagship Web site is located at http://www.thestreet.com. The Company makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company’s Web site is not part of this report or any other report filed with the SEC.

Item 1A. Risk Factors.

      You should carefully consider the following material risks facing the Company. If any of the following risks occur, the Company’s business, results of operations or financial condition could be materially adversely affected.

We Have a History of Losses and May Incur Further Losses

      We earned net income of $0.2 million, or $0.01 per share on a fully diluted basis, for the year ended December 31, 2005. Income from continuing operations for the year was $5.8 million, or $0.22 per share on a fully diluted basis. For many of the previous quarters, we have incurred operating losses, and may again experience operating losses in the future. As of December 31, 2005, we had an accumulated deficit of approximately $153.5 million. We will need to generate significant revenue in order to cover the operating expenses we expect to incur during 2006. Accordingly, we can make no assurances that we will be able to remain profitable on a quarterly or annual basis in the future.

Our Quarterly Financial Results May Fluctuate and our Future Revenue Is Difficult to Forecast

      Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors and their willingness to pay for content distributed over the Internet, where a large quantity of content is available for free;

•	demand for advertising on our Web sites, which is affected by seasonal weakness in the first and third quarters, advertising budget cycles of our customers, and the demand for advertising on the Internet generally;

•	subscription price reductions attributable to decreased demand or increased competition;

•	new products or services introduced by our competitors;

•	content distribution fees or other costs;

•	costs associated with system downtime affecting the Internet generally or our Web sites in particular; and

•	general economic and market conditions.

      Although we generated net income in the third and fourth quarters and for the full year of 2005, you should not rely on the results for those periods as an indication of future performance. We may not be cash flow positive or generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our common stock is likely to decline.

A Significant Portion of Our Subscription Revenue is Generated by James J. Cramer and Other Key Writers

      We strive to differentiate our services from those provided by other financial and investing products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While we believe that the success of our publications is dependent in part upon our brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenue. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer, who in August 2005 entered into a new employment agreement with us for a term expiring on December 31, 2007. However, we can make no assurances that these programs will enable us to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our publications. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect Our Business

      Our continued success also depends upon the retention of other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications and other systems, and salespersons to sell our advertising inventory. Several, but not all, of our key employees are bound by employment or non-competition agreements. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers

      Our ability to increase our advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to increase our unique visitors and page view inventory, and our ability to win our share of advertisers’ total advertising budgets from other Web sites, television, radio and print media. While we have recently experienced increases in our online advertising revenue, there can be no assurance that such increases will continue. If our advertising revenue decreases because of the foregoing, our business, results of operations and financial condition could be materially adversely affected.

      In 2005, our top five advertisers accounted for approximately 33% of our total advertising revenue, a decrease from 43% for 2004. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as advertisers of automotive and luxury goods, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

We Face Risks Associated with the Growth and Diversification of Our Business

      Our business has grown and diversified in recent years and now includes a variety of professional and consumer subscription services. We intend to continue to expand and diversify our business, both organically and possibly through acquisitions of other companies. Such expansion and diversification may require significant time and resource commitments from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations, and ultimately may not result in the creation of successful new business lines. For example, our attempt to bring high-quality, independent equity research to institutional clients through the development of a separate, wholly owned broker dealer subsidiary during the period from late 2002 through mid 2005, was unsuccessful. See “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — History.” Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficiency of our operations will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions could require the incurrence of debt and contingent liabilities and the issuance of new equity or debt securities. Any failure or any inability to effectively manage and integrate our growth and diversification could have a material adverse effect on our business, financial condition and results of operations.

System Failure or Interruption May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation

      Our ability to provide timely, updated information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our Web sites depends on the efficient and uninterrupted operation of a third-party system. Our operations depend in part on the protection of our data systems and those of our third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of a third party data-center host with both physical and procedural security systems and have put in place certain other disaster recovery measures including offsite storage of backup data, there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our advertisers and strategic partners. Our insurance policies may not adequately compensate us for such losses. In such event, our business, results of operations and financial condition could be materially adversely affected.

Difficulties in New Product Development Could Harm Our Business

      In the past few years, we have introduced a significant number of new products and services, and expect to continue to do so. However, we may experience difficulties that could delay or prevent us from introducing new products and services in the future, or cause our costs to be higher than anticipated, which could materially adversely affect our business, results of operations and financial condition.

Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base

      We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo!, which indexes our headlines and hosts our content, CBS Radio, which broadcasts our radio program, and CNBC, which telecasts James Cramer’s “Mad Money” television program, have been important components of our effort to enhance public awareness of our brands. There is intense competition for relationships with these firms and for content placement on their Web sites and for distribution of our audio and video content, and we may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our Web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With Our Brand Development May Harm Our Ability to Attract Subscribers

      We believe that maintaining and growing awareness about our services is an important aspect of our efforts to continue to attract users. Our new services do not have widely recognized brands, and we will need to increase awareness of these brands among potential users. Our efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to our marketing efforts or advertising campaigns. Accordingly, we can make no assurances that such efforts will be successful in raising awareness of our brands or in persuading potential users to subscribe to our services.

Failure to Maintain Our Reputation for Trustworthiness May Harm Our Business

      It is very important that we maintain our reputation as a trustworthy organization. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our writers, or the manipulation of a security by one or more of our outside contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. These events could materially adversely affect our business, results of operations and financial condition.

We May Face Liability for, or Incur Costs to Defend, Information Published in Our Services

      We may be subject to claims for defamation, libel, or copyright or trademark infringement, or based on other theories of liability, in each case relating to the information we publish in our services. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our Web sites through links to other Web sites. Our insurance may not adequately protect us against these claims.

We May Not Adequately Protect Our Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others

      To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. Additionally, we aggressively police Internet message boards and other Web sites for copyrighted content that has been republished without our permission. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered several trademarks in the United States and also have pending U.S. applications for other trademarks. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Protecting our intellectual property rights, or defending against infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

We Face Government Regulation and Legal Uncertainties

      Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information under the Gramm-Leach-Bliley Act), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices were deemed to be violative of applicable laws, regulations or policies, we could be penalized and our activities enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

      Securities Industry Regulation. Our activities have evolved to include, among other things, the offering of stand-alone services providing stock recommendations and analysis to subscribers, in contrast to providing such information as part of a larger online financial publication of more general and regular circulation. As a result, we registered in 2002 with the SEC as an investment advisor under the Investment Advisers Act of 1940. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect our business, results of operations and financial condition.

      Investment advisors such as TheStreet.com are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

•	advertising,

•	record-keeping,

•	conduct of directors, officers and employees, and

•	supervision of advisory activities.

      Violations of the regulations governing the actions of investment advisors may result in the imposition of censures or fines, the issuance of cease-and-desist orders, and the suspension or expulsion of a firm, our officers, or our employees from the securities business.

      Our ability to comply with all applicable securities laws and rules is largely dependent on our establishment and maintenance of appropriate compliance systems (including proper supervisory procedures and books and records requirements), as well as our ability to attract and retain qualified compliance personnel.

      Because we operate in an industry subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could have a material adverse effect on our business, results of operations and financial condition.

      Foreign Regulation. Although we do not actively seek customers and have no property outside the United States, regulatory entities of foreign governments could seek to exercise jurisdiction over our activities. If we were required to defend our practices against investigations of foreign regulatory agencies or if our practices were deemed to be violative of the laws, regulations or policies of such jurisdictions, we could be penalized and our activities enjoined. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Any Failure of Our Internal Security Measures or Breach of Our Privacy Protections Could Cause Us to Lose Users and Subject Us to Liability

      Users who subscribe to our subscription-based services are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which we use to administer our services. We also require users of some of our free services and features to provide us with some personal information during the membership registration process. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification, and at times rely on third parties, including technology consulting firms, to help protect our infrastructure from security threats. We may have to continue to expend capital and other resources on the hardware and software infrastructure that provides security for our processing, storage and transmission of personal information.

      In this regard, our users depend on us to keep their personal information safe and private and not to disclose it to third parties or permit our security to be breached. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect the personal information of our users. If a party were to compromise or breach our information security measures or those of our agents, such party could misappropriate the personal information of our users, cause interruptions in our operations, expose us to significant liabilities and reporting obligations, damage our reputation and discourage potential users from registering to use our Web sites or other services, any of which could have a material adverse effect on our business, results of operations and financial condition.

Control by Principal Stockholders, Officers and Directors Could Adversely Affect Our Stockholders

      Our officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, may have the ability to control our management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Some of these persons acting individually or together, even in the absence of control, may be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with our interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock.

Anti-Takeover Provisions Could Prevent or Delay a Change of Control

      Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our stockholders.

Item 1B. Unresolved Staff Comments.

      Not applicable.

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

      Although the lawsuit against us is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis. Generally, under the terms of the settlement, in exchange for the delivery by our insurers and those of the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, at least $1 billion from the underwriters, and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The costs and expenses of the settlement are expected to be borne by the Company's insurers.

      Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been scheduled for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. In the event the settlement does not receive final approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities.

      Our Common Stock has been quoted on the Nasdaq National Market under the symbol TSCM since our initial public offering on May 11, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq National Market.

	Low	High
2004
First quarter	$4.04	$5.07
Second quarter	$3.24	$4.55
Third quarter	$3.02	$3.77
Fourth quarter	$3.24	$4.40
2005
First quarter	$4.05	$4.69
Second quarter	$2.85	$4.33
Third quarter	$3.45	$4.38
Fourth quarter	$3.96	$7.90

      On March 13, 2006, the last reported sale price for our Common Stock was $7.70 per share.

Holders

      The number of holders of record of our Common Stock on March 13, 2006 was 315, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

      There were no dividends or other distributions made by us during the fiscal years ended December 31, 2005, 2004 or 2003. On February 21, 2006, the Company announced that its Board of Directors declared a first quarter cash dividend in the amount of $0.025 per share of its common stock, payable on March 31, 2006 to all stockholders of record at the close of business on March 10, 2006. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Issuer Purchases of Equity Securities

      The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2005.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1–31, 2005	—	$—	—	$2,678,878
November 1–30, 2005	—	$—	—	$2,678,878
December 1–31, 2005	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

*	In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date.

Item 6. Selected Financial Data.

      The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2005, 2004 and 2003, and the balance sheet data as of December 31, 2005 and 2004, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Net revenue:
Subscription	$23,070	$22,417	$18,503	$14,909	$9,073
Advertising	9,523	7,066	5,602	4,372	5,023
Other	1,151	1,267	1,189	1,566	1,162

Total net revenue	33,744	30,750	25,294	20,847	15,258

Operating expense:
Cost of services	12,727	11,843	11,421	11,702	16,441
Sales and marketing	7,264	8,019	6,263	6,319	10,804
General and administrative	8,177	7,082	6,549	7,469	9,173
Depreciation and amortization	674	656	2,176	4,031	5,359
One-time lease termination costs	—	393	—	—	—
Noncash compensation	—	—	321	998	1,064
Restructuring gain	—	—	—	(77)	(3,336)
Settlement charge	—	—	—	—	2,536
Asset (recovery) impairment	—	(500)	—	—	4,054
Severance expense	—	—	—	—	972

Total operating expense	28,842	27,493	26,730	30,442	47,067

Operating income (loss)	4,902	3,257	(1,436)	(9,595)	(31,809)
Net interest income	853	362	361	645	2,179
Gain on sale of investment	—	—	—	185	—

Income (loss) from continuing operations before income taxes	5,755	3,619	(1,075)	(8,765)	(29,630)
Provision for income taxes	5	—	—	—	—

Income (loss) from continuing operations	5,750	3,619	(1,075)	(8,765)	(29,630)

Discontinued operations: (*)
Loss from discontinued operations	(3,075)	(5,808)	(2,964)	(131)	—
(Loss) income from disposal of discontinued operations	(2,429)	—	—	210	400

(Loss) income from discontinued operations	(5,504)	(5,808)	(2,964)	79	400

Net income (loss)	$246	$(2,189)	$(4,039)	$(8,686)	$(29,230)

Basic net loss per share:
Income (loss) from continuing operations	$0.23	$0.15	$(0.05)	$(0.37)	$(1.14)

Loss from discontinued operations	(0.12)	(0.24)	(0.12)	(0.01)	—
(Loss) income from disposal of discontinued operations	(0.10)	—	—	0.01	0.02

(Loss) income from discontinued operations	(0.22)	(0.24)	(0.12)	0.00	0.02

Net income (loss)	$0.01	$(0.09)	$(0.17)	$(0.37)	$(1.12)

Diluted net loss per share:

Income (loss) from continuing operations	$0.22	$0.14	$(0.04)	$(0.35)	$(1.13)

Loss from discontinued operations	(0.12)	(0.22)	(0.12)	(0.01)	—
(Loss) income from disposal of discontinued operations	(0.09)	—	—	0.01	0.02

(Loss) income from discontinued operations	(0.21)	(0.22)	(0.12)	0.00	0.02

Net income (loss)	$0.01	$(0.08)	$(0.16)	$(0.35)	$(1.11)

Weighted average basic shares outstanding	24,953	24,529	23,864	23,559	26,032

Weighted average diluted shares outstanding	26,165	26,068	25,819	24,561	26,264

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short term investments	$34,014	$32,084	$28,471	$29,049	$33,739
Working capital	22,059	19,052	18,984	19,635	23,909
Total assets	43,105	40,077	37,197	39,428	46,888
Long-term obligations, less current maturities	22	258	277	311	395
Total stockholders’ equity	27,441	25,383	25,987	29,109	36,811

(*)	In November 2000, the Company’s Board of Directors decided to discontinue the Company’s U.K. operations. The liquidation was completed in October 2002. The gain on disposal of discontinued operations for the years ended December 31, 2001 and 2002 reflected above primarily represent adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process. Additionally, in June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

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

Overview

History

      TheStreet.com, Inc. (collectively, with its wholly-owned subsidiaries, the “Company”) was organized in June 1996 as a Delaware limited liability company and converted to a Delaware C-corporation in May 1998. The Company creates business and investment content, which it makes available through online publications, content syndication and audio and video programming. The Company receives revenue from subscriptions, advertising and sponsorship sales, syndication and radio programming.

      In late 2002, we created Independent Research Group LLC (“IRG Research”). From April 2003 to June 2005, as a registered broker-dealer and member of the National Association of Securities Dealers, Inc., IRG Research provided proprietary equity research and brokerage services to institutional clients and received revenue from trading commissions. During that time, we invested heavily to expand IRG Research's staff and product offerings in an effort to increase its revenue. However, in light of market forces driving industry consolidations and increased competition, in the second quarter of 2005, we discontinued its operations rather than continue to expend resources in an increasingly challenging environment in which the profitability timetable would likely not be met. The discontinuation resulted in the termination of approximately 40 employees and various contracts, including a lease for office space. In the second quarter of 2005, in connection with the discontinuation, we incurred a one-time balance sheet write-off of approximately $700,000 and a one-time charge relating to future cash expenditures of approximately $1.7 million. See Note 2 to the Company's Consolidated Financial Statements.

Current State of the Company

      The Company's total net revenue for the year ended December 31, 2005 increased approximately 10% to approximately $33.7 million, as compared to approximately $30.7 million for the year ended December 31, 2004. The Company's net income from continuing operations for the year ended December 31, 2005 increased approximately 59% to approximately $5.8 million, as compared to approximately $3.6 million for the year ended December 31, 2004. With respect to overall expenses over the periods, revenue sharing agreements, fees paid to outside contributors, legal fees, overall compensation and related costs and consulting expenses increased, while online marketing expenditures decreased. As a result, total operating expenses increased by approximately 5%, to approximately $28.8 million, for the recent year, as compared to approximately $27.5 million for the prior year.

      Subscription Revenue. Subscription revenue, the largest component of net revenue, increased by approximately 3% to approximately $23.1 million, for the year ended December 31, 2005 as compared to approximately $22.4 million for the year ended December 31, 2004. The increase was attributable to subscription revenue growth for several services, primarily in the second half of the year, when the Company experienced strong growth in both page views and unique visitors. We believe this growth is due largely to our success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. These and other efforts, we believe, helped the Company to grow its base of paying subscribers by approximately 16,600 during the year ended December 31, 2005.

      In order to take advantage of these trends, in January 2006, the Company entered into an agreement with CBS Radio, Inc. to broadcast its radio program, “RealMoney with Jim Cramer,” in major markets not accessible with our previous broadcast partner. The Company plans in 2006 to increase use of its online, direct response marketing program to promote its services and to continue to expand its use of co-marketing and other distribution arrangements that do not require up-front customer acquisition expenditures. As a result, we expect the Company's sales and marketing expenditures for 2006 to increase from 2005 levels. Because the Company's online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, the Company is able to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns.

      Advertising Revenue. Advertising revenue increased by approximately 35% for the year ended December 31, 2005, to approximately $9.5 million, as compared to approximately $7.1 million for the year ended December 31, 2004. The increase is attributable primarily to strong growth in the number of unique visitors to the Company's Web sites and the addition of content to the Company's free, flagship Web site, both of which helped to increase the number of page views generated by the Company's Web sites. The continued strength of the online advertising market also contributed to the increase. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company's publications, which allowed the Company to charge higher advertising rates.

      The Company plans to continue to add content (including video, audio, Web logs, or “blogs,” and non-financial content) to its free, flagship Web site in an effort to increase page views and attract more advertisers from outside the financial industry, and expand its advertising sales staff to take advantage of the current positive trends in the online advertising market. We also anticipate that, due to these trends, the proportion of the Company's total revenue that comes from advertising is likely to increase in 2006.

      The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. See “—Liquidity and Capital Resources.”

Recent Events

      On February 9, 2006, the Company announced that its Board of Directors had decided to discontinue the strategic alternative review process it began in October 2004 with the engagement of Allen & Company LLC.

      On February 21, 2006, the Company announced that its Board of Directors had declared the Company's first quarterly cash dividend on its common stock. The cash dividend of $0.025 per share of common stock will be payable on March 31, 2006 to all stockholders of record at the close of business on March 10, 2006. The Company anticipates paying regular quarterly dividends on its common stock going forward.

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

      Subscription revenue represents fees paid by customers for access to particular services for the term of the subscription. Subscriptions are generally charged to customers' credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly, quarterly, semi-annual or annual basis. The Company calculates net subscription revenue by deducting actual refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

      Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company's Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company's Web sites “click-through” to the advertisers Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

      Other revenue consists primarily of revenue related to the Company's nationally syndicated daily radio program, RealMoney with Jim Cramer, and syndication revenue. Revenue for the radio program is recognized ratably as the program is broadcast. Syndication revenue is recognized ratably over the period the service is provided to the syndication partner.

Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers to make required payments and for paid subscriptions that are cancelled and refunded or charged back by the subscriber. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Although results of prior estimates have been in line with management's expectations, should the financial condition of the Company's advertisers and subscribers deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and Web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.

Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142

requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life).

      Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company's financial statements. Based upon annual impairment tests as of September 30, 2005, 2004 and 2003, no impairment was indicated for the Company's goodwill and intangible assets with indefinite lives.

Business Concentrations and Credit Risk

      Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all its cash and cash equivalents in five financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management's expectations.

Stock-Based Compensation

      As of October 1, 2005, the Company elected early adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

      The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statement of operations for the year ended December 31, 2005 reflects the impact of SFAS No. 123(R) for the three months ended December 31, 2005. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended December 31, 2005 was $332,175.

      The impact of stock-based compensation expense has been significant to reported and pro forma results of operations and per share amounts (see Note 1 to the consolidated financial statements). The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model and includes several assumptions, including the risk-free interest rate and the expected volatility of the Company's common stock price. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company's total operating expense and total pro forma expense for the year ended December 31, 2005 would increase by approximately $6,000 and $19,000, respectively. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company's total operating expense and total pro forma expense for the year ended December 31, 2005 would increase by approximately $37,000 and $109,000, respectively. Because options are expensed over up to four years from the date of grant, the foregoing estimated increases include potential expense for options granted during the years ended December 31, 2005, 2004, 2003, 2002 and 2001. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), we used the weighted average of such variable for all grants issued in a given year.

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

      Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters, and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The costs of the settlement are expected to be borne by the Company's insurers.

      Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been scheduled for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. In the event the settlement does not receive final approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

      In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Results of Operations

      To use administrative and other overhead resources efficiently, certain functions necessary to IRG Research's discontinued securities research and brokerage operations, including administrative, financial, legal and technology functions, were handled under the Company's electronic publishing operations. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services arrangement. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by the Company as a whole. During May and June 2005, shared costs were allocated based on the Company's annual budget. Due to the discontinuation of operations, no such allocations were made during the six months ended December 31, 2005, as compared to $1,260,705 for the six months ended December 31, 2004. Costs allocated to the discontinued segment totaled $1,251,083 and $2,304,656 for the years ended December 31, 2005 and 2004, respectively. This decrease was primarily attributable to the absence of allocated expenses during the six-months ended December 31, 2005, and was partially offset by an increase in headcount at IRG Research, to an average of approximately 25% of the total headcount of the Company, for the three-months ended March 31, 2005 during which IRG Research was still operating, as compared to an average of approximately 18% for the three-months ended March 31, 2004.

Comparison of Fiscal Years Ended December 31, 2005 and 2004

      Net Revenue

	For the Year Ended December 31,		Change
	2005	2004	Amount	Percent
Net revenue:
Subscription	$23,070,259	$22,416,934	$653,325	3%
Advertising	9,522,835	7,066,300	2,456,535	35%
Other	1,150,980	1,266,537	(115,557)	(9%	)

Total net revenue	$33,744,074	$30,749,771	$2,994,303	10%

      Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions.

      The increase in subscription revenue is primarily the result of a 2% increase in the average number of subscribers to the Company's products during the year ended December 31, 2005 as compared to the year ended December 31, 2004. During the first half of 2005, subscriber totals decreased when compared to the same period of 2004. This trend was reversed during the second half of 2005 and December 31, 2005 subscriber totals increased by 22% when compared to June 30, 2005. This resulted in a full year increase in subscription revenue totaling $653,325, or 3%. Since subscription revenue is recognized ratably over the subscription period, the increased subscriptions during the second half of 2005 resulted in increased deferred revenue when compared to year end 2004. For the year ended December 31, 2005, approximately 68% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 66% for the year ended December 31, 2004.

      The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks from disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2005 and 2004.

      Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company's Web sites.

      The increase in advertising revenue is primarily the result of strong growth in the number of unique visitors to the Company's Web sites and the addition of content to the Company's free, flagship Web site, both of which helped to increase the number of page views generated by the Company's Web sites. The continued strength of the online advertising market also contributed to the increase. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company's publications, and allowed the Company to charge higher advertising rates. During the year ended December 31, 2005, the Company achieved a 16% increase in revenue per 1,000 revenue generating page views, as well as a 26% increase in revenue generating page views, when compared to the year ended December 31, 2004. The number of advertisers for the year ended December 31, 2005, was 115, as compared to 91 for the year ended December 31, 2004.

      The Company's top five advertisers accounted for approximately 33% of its total advertising revenue for the year ended December 31, 2005, as compared to approximately 43% for the year ended December 31, 2004. For the year ended December 31, 2005, no advertiser accounted for 10% of total advertising revenue. For the year ended December 31, 2004, one advertiser accounted for approximately 12.5% of total advertising revenue.

      Other. Other revenue consists primarily of revenue related to the Company's nationally syndicated daily radio program, RealMoney with Jim Cramer and syndication revenue.

      The decrease in other revenue is primarily the result of the absence of conference related revenue in the year ended December 31, 2005 combined with a reduction in syndication revenue, the sum of which totals $137,527.

      Operating Expense

	For the Year Ended December 31,		Change
	2005	2004	Amount	Percent
Operating expense:
Cost of services	$12,727,057	$11,843,304	$883,753	7%
Sales and marketing	7,264,114	8,018,461	(754,347)	(9%	)
General and administrative	8,176,442	7,081,891	1,094,551	15%
Depreciation and amortization	673,967	655,747	18,220	3%
One-time lease termination costs	—	392,851	(392,851)	(100%	)
Asset recovery	—	(500,000)	500,000	100%

Total operating expense	$28,841,580	$27,492,254	$1,349,326	5%

      Operating expenses from continuing operations reported above for the year ended December 31, 2004 do not include expenses that, prior to the third quarter in 2005, were allocated to the Company's securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

      Cost of services. Cost of services includes compensation and benefits for the Company's editorial and technology staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

      The increase in cost of services expense is primarily the result of higher revenue sharing agreements and fees paid to outside contributors, the aggregate sum of which totals $797,125, partially offset by lower consulting fees totaling $104,555. The increased expense also reflects the allocation in the year ended December 31, 2005 of cost of services expenses totaling $507,262, compared to $830,397 for year ended December 31, 2004, to the Company's discontinued securities research and brokerage segment.

      Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

      The decrease in sales and marketing expense is primarily the result of reduced online advertising expenditures (resulting from a reduction in spending on the Company's online marketing program), combined with reduced content distribution fees, the aggregate sum of which totals $1,609,089, partially offset by increased compensation and related costs, and consulting and promotions fees, the aggregate sum of which totals $756,735. The decreased expense is also partially offset by the allocation in the year ended December 31, 2005 of sales and marketing expenses totaling $11,009, compared to $19,637 for the year ended December 31, 2004, to the Company's discontinued securities research and brokerage segment.

      General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

      The increase in general and administrative expense reflects the allocation of expenses totaling $667,185 and $1,318,598 during the years ended December 31, 2005 and 2004, respectively, to the Company's discontinued securities research and brokerage segment, combined with an increase in other expenses totaling $443,138 over the years. The increase was primarily the result of higher legal and consulting fees due to activities related to the consideration of possible strategic alternatives, noncash compensation resulting from the early adoption of FAS No. 123(R), and rent and commercial rent taxes, the aggregate sum of which totals $1,294,189, partially offset by reduced compensation and related costs, (mainly incentive compensation) and insurance fees, which, net of allocated costs, decreased by the aggregate sum of $462,304.

      Depreciation and amortization. The increase in depreciation and amortization expense reflects the allocation of expense totaling $62,250 and $128,678 during the years ended December 31, 2005 and 2004, respectively, to the Company's discontinued securities research and brokerage segment, partially offset by fully depreciated assets and reduced capital expenditures.

      One-time lease termination costs. During the three months ended September 30, 2004, the Company recognized a one-time lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company's discontinued subsidiary, IRG Research under the services agreement between the two companies. In September 2004, when the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant.

      Asset recovery. In December 1999, the Company purchased a 19.99% interest in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. In December 2001, the Company concluded that its investment in BusinessNet was not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. In October 2004, the Company entered into agreements with Ha'aretz Daily Newspaper Ltd. (“Ha'aretz”), the majority shareholder of BusinessNet, pursuant to which the Company agreed to sell its interest in BusinessNet and assign its rights and obligations to Ha'aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004.

      Net Interest Income

	For the Year Ended December 31,		Change
	2005	2004	Amount	Percent
Net interest income	$852,676	$362,211	$490,465	135%

      The increase in net interest income is primarily the result of higher interest rates.

      Discontinued Operations

	For the Year Ended December 31,		Change
	2005	2004	Amount	Percent
Loss from discontinued operations	$(3,075,402)	$(5,808,286)	$2,732,884	47%
Loss on disposal of discontinued operations	(2,428,746)	—	(2,428,746)	N/A

Loss from discontinued operations	$(5,504,148)	$(5,808,286)	$304,138	5%

      In June 2005, the Company committed to a plan to discontinue the operations of the Company's securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

      For the year ended December 31, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

      As of December 31, 2005, current assets of discontinued operations total $3,200, which relates to a security deposit on previously occupied office space, and current liabilities of discontinued operations total $279,930, which consists primarily of accrued shutdown costs.

Comparison of Fiscal Years Ended December 31, 2004 and 2003

      Net Revenue

	For the Year Ended December 31,		Change
	2004	2003	Amount	Percent
Net revenue:
Subscription	$22,416,934	$18,502,665	$3,914,269	21%
Advertising	7,066,300	5,602,483	1,463,817	26%
Other	1,266,537	1,188,720	77,817	7%

Total net revenue	$30,749,771	$25,293,868	$5,455,903	22%

      Subscription. The increase in subscription revenue is primarily attributable to an increase in the number of subscribers associated with Action Alerts PLUS, The Telecom Connection and RealMoney Pro Advisor, together with revenue from TheStreet.com Stocks Under $10, a new subscription-based service launched in June 2004, the sum of which totals $5,501,736, partially offset by a decrease in revenue due to a decline in the number of subscribers associated with TheStreet View, RealMoney, Street Insight, The Trading Reports and The Chartman's Top Stocks, the sum of which totals $1,550,711. For the year ended December 31, 2004, approximately 66% of the Company's net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the year ended December 31, 2003.

      The Company calculates net subscription revenue by deducting refunds and cancellation chargebacks from gross revenue. Refunds and cancellation chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2004, and 2003.

      Advertising. The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, which led to increased spending by the Company's advertisers, and in the overall performance of advertising campaigns delivered by the Company, resulting in the ability to charge higher advertising rates. During the year ended December 31, 2004, the Company achieved a 37% increase in revenue per 1,000 revenue generating page views, when compared to the year ended December 31, 2003. This increase was partially offset by a decrease of 2% in total revenue generating page views. Additionally, $185,000 of advertising revenue associated with conference sponsorships was recorded in 2003. The Company did not sell any sponsorships associated with conferences held in 2004.

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

      Other. The increase in other revenue is primarily the result of additional revenue related to the Company's nationally syndicated radio program totaling $135,428, partially offset by decreases in conference attendee revenue, reprint revenue and Internet chats, the sum of which totals $51,336.

      Operating Expense

	For the Year Ended December 31,		Change
	2004	2003	Amount	Percent
Operating expense:
Cost of services	$11,843,304	$11,421,045	$422,259	4%
Sales and marketing	8,018,461	6,262,667	1,755,794	28%
General and administrative	7,081,891	6,549,217	532,674	8%
Depreciation and amortization	655,747	2,175,629	(1,519,882)	(70%	)
One-time lease termination costs	392,851	—	392,851	N/A
Asset recovery	(500,000)	—	(500,000)	N/A
Noncash compensation	—	321,082	(321,082)	(100%	)

Total operating expense	$27,492,254	$26,729,640	$762,614	3%

      Operating expenses from continuing operations reported above do not include expenses that were previously allocated to the Company's securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

      Cost of services. The increase in cost of services is primarily the result of higher compensation and related costs combined with increased fees paid to non-employee content providers and higher consulting fees, the sum of which totals $531,317, partially offset by reduced conference related expenses totaling $73,369.

      Sales and marketing. The increase in sales and marketing expense is primarily the result of higher online advertising costs totaling $2,060,264, partially offset by a reduction in compensation and related costs totaling $189,050.

      General and administrative. The increase in general and administrative expense is primarily the result of higher compensation and related costs as well as increased accounting and consulting fees, the sum of which totals $710,862, partially offset by reduced insurance expenses totaling $110,934.

      Depreciation and amortization. The decrease in depreciation and amortization expense is attributable to fully depreciated assets and reduced capital expenditures.

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

      Asset recovery. In December 1999, the Company purchased a 19.99% interest in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. In December 2001, the Company concluded that its investment in BusinessNet was not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. In October 2004, the Company entered into agreements with Ha'aretz Daily Newspaper Ltd. (“Ha'aretz”), the majority shareholder of BusinessNet, pursuant to which the Company agreed to sell its interest in BusinessNet and assign its rights and obligations to Ha'aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004.

      Noncash compensation. There was no noncash compensation expense for the year ended December 31, 2004, as compared to $321,082 for the year ended December 31, 2003.

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

      Discontinued Operations

	For the Year Ended December 31,		Change
	2004	2003	Amount	Percent
Loss from discontinued operations	$(5,808,286)	$(2,964,276)	$(2,844,010)	(96%	)
Loss on disposal of discontinued operations	—	—	—	N/A

Loss from discontinued operations	$(5,808,286)	$(2,964,276)	$(2,844,010)	(96%	)

      In June 2005, the Company committed to a plan to discontinue the operations of the Company's securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

Liquidity and Capital Resources

      The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of December 31, 2005, the Company's cash and cash equivalents, short-term investments and current and noncurrent restricted cash amounted to $34,014,539, representing 79% of total assets.

      Cash generated from operations was sufficient to cover expenses during the year ended December 31, 2005. Net cash provided by operating activities totaled $1,244,411 for the year ended December 31, 2005, as compared to net cash provided by operating activities totaling $2,629,108 for the year ended December 31, 2004. The decline in net cash provided by operating activities is primarily related to the following:

•	higher incentive compensation payments due to better financial performance relative to specified corporate financial objectives during the year ended December 31, 2004, paid in January 2005, as compared to the year ended December 31, 2003, paid in January 2004; and

•	higher levels of receivables due to increased advertising revenue during the year ended December 31, 2005, as compared to the year ended December 31, 2004.

These declines were partially offset by the following:

•	increased advertising revenue due to the continued improvement in the online advertising market; and

•	strong sales of subscription services in the second half of 2005 leading to an increase in the growth of deferred revenue.

      Net cash provided by operating activities of $1,244,411 for the year ended December 31, 2005 was primarily the result of the Company's net income of $246,002 combined with an increase in deferred revenue (due to strong sales of subscription services in the six months ended December 31, 2005), noncash expenditures, and decreases in both current and noncurrent assets of discontinued operations (due to the discontinuation of IRG Research's operations), the aggregate sum of which totals $4,561,720, partially offset by increases in accounts receivable (primarily the result of increased billings caused by higher advertising revenue) and prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses, and both current and noncurrent liabilities of discontinued operations, the aggregate sum of which totals $3,458,842.

      Net cash used in investing activities of $1,197,778 for the year ended December 31, 2005 was the result of capital expenditures and the purchase of a short term investment. Capital expenditures generally consisted of purchases of computer software and hardware.

      Net cash provided by financing activities of $2,588,671 for the year ended December 31, 2005 was the result of proceeds from the exercise of stock options and a decrease in restricted cash, the aggregate sum of which totals $3,866,051, partially offset by the purchase of treasury stock and a decrease in note payable, the aggregate sum of which totals $1,277,380.

      The Company has a total of $1,100,000 of cash invested in certificates of deposit and money market investments that serves as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $300,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset. The Company anticipates that the remaining $800,000 of restricted cash will become unrestricted at various times through 2009.

      The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $3.5 million through December 31, 2006, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the

Company's Board of Directors declared a first quarter cash dividend in the amount of $0.025 per share of common stock, which will result in a cash expenditure of approximately $0.7 million in the first quarter of 2006. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future. After December 31, 2006, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may need to raise additional funds through public or private financings, strategic relationships or other arrangements. There can be no assurance that additional funding, if needed, will be available on terms attractive to the Company, or at all.

      The Company recognized a deferred tax asset of approximately $55 million, $56 million and $55 million, as of December 31, 2005, 2004 and 2003, respectively, primarily relating to net operating loss carryforwards of approximately $138 million, $139 million and $137 million as of December 31, 2005, 2004 and 2003, respectively, available to offset future taxable income through 2024. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforwards could be limited in the event of a change in ownership. A full valuation allowance has been recorded related to the deferred tax assets as a result of management's uncertainty as to the realization of such assets. Accordingly, no provision has been recorded.

Treasury Stock

      As discussed in Note 10 to the consolidated financial statements, in December 2000 the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock. In February 2004, the Company's Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. To date, the Company has purchased 5,453,416 shares of common stock at an aggregate cost of $7,321,122 under this program. In addition, pursuant to the terms of the Company's Amended and Restated 1998 Stock Incentive Plan and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company's executive officers in November 2005, the Company withheld a total of 231,602 shares issuable upon such exercise, in satisfaction of the total exercise prices and applicable withholding taxes. These shares have been recorded as treasury stock.

Commitments and Contingencies

      The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,575,462, $1,430,509 and $1,525,601 for the years ended December 31, 2005, 2004 and 2003, respectively. The change in rent and equipment rental expenses reflects the allocation to the Company's discontinued securities research and brokerage segment of expenses totaling $63,181, $119,932 and $54,728 for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the change in rent and equipment rental expense between all periods is also affected by the timing and amount of retroactive operating expense escalation charges, and sublease payments received. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2005, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2006	2007	2008	2009	2010	After 2010
Operating leases	$4,189,535	$1,339,419	$1,130,303	$941,130	$778,683	$—	$—
Employment agreements	2,731,333	1,321,333	1,410,000	—	—	—	—
Outside contributors	333,167	333,167	—	—	—	—	—
Note payable	125,077	102,931	22,146	—	—	—	—

Total contractual cash obligations	$7,379,112	$3,096,850	$2,562,449	$941,130	$778,683	$—	$—

      Two additional agreements were signed subsequent to December 31, 2005 that guarantee payments of $423,125 and $96,875 in the years ended December 31, 2006 and 2007, respectively, and are dependent on the future fulfillment of the services thereunder.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On June 21, 2005, the Audit Committee of the Board of Directors of TheStreet.com, Inc. (“TheStreet.com”; or the “Company”) engaged Marcum & Kliegman LLP (“M&K”) to serve as the Company's independent registered public accounting firm for the year ended December 31, 2005. The Audit Committee dismissed Ernst & Young LLP (“E&Y”), the Company's independent registered public accounting firm since 2002.

      E&Y's reports on TheStreet.com's consolidated financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During TheStreet.com's two most recent fiscal years and through June 21, 2005, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y's satisfaction, would have caused E&Y to make reference to the subject matter in its reports on TheStreet.com's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

      TheStreet.com provided E&Y with a copy of the foregoing disclosures at the time of the filing of the Company's Current Report on Form 8-K reporting the change in accountants. A copy of E&Y's letter, dated June 21, 2005, to the Securities and Exchange Commission stating that E&Y was in agreement with statements concerning E&Y contained in such disclosures, is incorporated by reference herein as Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the SEC on June 21, 2005.

      Since January 1, 2003 and through June 21, 2005, the Company did not consult with M&K regarding: (i) the application of accounting principles to any transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

      The Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the design and operation of these disclosure controls and procedures were effective. During the annual period covered by this report, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management performed an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company's internal control over financial reporting was effective as of December 31, 2005 based on those criteria issued by COSO.

      The Company's independent registered public accounting firm, Marcum & Kliegman LLP, has issued an audit report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. Their report appears on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

      Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

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

Item 11. Executive Compensation.

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters.

      Other than the information provided below, information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

      The Company has only one equity compensation plan, TheStreet.com 1998 Stock Incentive Plan, as amended and restated, which was approved most recently by the Company's stockholders at its annual meeting on May 29, 2002. The following table sets forth certain information, as of December 31, 2005, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,969,149	$2.93	1,234,145 *

*	Aggregate number of shares available for grant under TheStreet.com 1998 Stock Incentive Plan, which grants may be in the form of stock options, restricted stock or deferred stock in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission within 120  days after the end of the fiscal year covered by this Report.

Item 14. Principal Accounting Fees and Services.

      The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
	2.	Consolidated Financial Statement Schedules:
		See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
	3.	Exhibits:

      The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com's common stock
®10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002²
®®10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan²
10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan²
10.4	Annual Incentive Plan²
10.5	Compensation of Directors²
+10.6	Employment Agreement, dated August 1, 2005, between James Cramer and TheStreet.com, Inc.²
10.7	Employment Agreement, dated January 1, 2006, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.²
++10.8	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.²
™10.9	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
10.10	Letter Agreement, dated March 14, 2006, between James Lonergan and TheStreet.com, Inc.²
™™10.11	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²

10.12	Amendment, dated February 3, 2006, to Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
•10.13	Agreement of Lease, dated July 22, 1999, between W12/14 Wall Acquisition Associates LLC and TheStreet.com, Inc., as Tenant
®®10.14	Amendment of Lease, dated as of October 31, 2001, between W12/14 Wall Acquisition Associates LLC, as Landlord, and TheStreet.com, Inc., as Tenant
••10.15	Agreement of Lease, dated as of May 10, 2004, between 44 Wall Owner, LLC, as Landlord, and Independent Research Group LLC, as Tenant
¯10.16	Lease Termination Agreement, dated July 13, 2005, between 44 Wall Owner, LLC and Independent Research Group LLC
¯¯14	Code of Business Conduct and Ethics
23.1	Consent of Marcum & Kliegman LLP
23.2	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company's 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 filed April 19, 1999.
¯	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.
¯¯	Incorporated by reference to Exhibits to the Company's 2004 Annual Report on Form 10-K filed March 16, 2005.
+	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 1, 2005.
++	Incorporated by reference to Exhibits to the Company's 2002 Annual Report on Form 10-K filed March 31, 2003.
™	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 29, 2005.
™™	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed May 10, 2005.
•	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.
••	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 9, 2004.
¯	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 13, 2005.
®®	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 25, 2005.
²	Indicates compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Dated: March 16, 2006	By:	/s/ THOMAS J. CLARKE, JR.

Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS J. CLARKE, JR. (Thomas J. Clarke, Jr.)	Chief Executive Officer and Chairman of the Board	March 16, 2006
/s/ LISA A. MOGENSEN (Lisa A. Mogensen)	Chief Financial Officer	March 16, 2006
/s/ RICHARD BROITMAN (Richard Broitman)	Controller	March 16, 2006
/s/ JAMES J. CRAMER (James J. Cramer)	Director	March 16, 2006
/s/ WILLIAM R. GRUVER (William R. Gruver)	Director	March 16, 2006
/s/ DARYL OTTE (Daryl Otte)	Director	March 16, 2006
/s/ MARTIN PERETZ (Martin Peretz)	Director	March 16, 2006
/s/ JEFFREY A. SONNENFELD (Jeffrey A. Sonnenfeld)	Director	March 16, 2006

THESTREET.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
THESTREET.COM, INC.

      We have audited management's assessment, included in the accompanying Management Report on Internal Control over Financial Reporting in Item 9A, that TheStreet.com, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended December 31, 2005 of the Company and our report dated February 3, 2006 expressed an unqualified opinion on those financial statements.

Marcum & Kliegman LLP
New York, NY
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
THESTREET.COM, INC.

      We have audited the accompanying consolidated balance sheet of TheStreet.com, Inc. (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheStreet.com, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, February 3, 2006, expressed an unqualified opinion thereon.

Marcum & Kliegman LLP
New York, NY
February 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
THESTREET.COM, INC.

      We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
March 11, 2005, except for Note 2, as to which the
date is March 13, 2006

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$32,414,539	$29,779,235
Restricted cash	300,000	800,000
Short-term investments	500,000	—
Accounts receivable, net of allowance for doubtful accounts of $131,840 as of December 31, 2005 and $107,794 as of December 31, 2004	3,195,178	1,497,118
Other receivables	185,856	86,199
Prepaid expenses and other current assets	1,101,570	868,806
Current assets of discontinued operations	3,200	456,676

Total current assets	37,700,343	33,488,034
Property and equipment, net of accumulated depreciation and amortization of $13,494,175 as of December 31, 2005 and $12,626,077 as of December 31, 2004	1,987,207	2,157,529
Other assets	133,623	68,460
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	800,000	1,505,000
Non-current assets of discontinued operations	—	374,469

Total assets	$43,104,818	$40,077,137

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,135,318	$764,270
Accrued expenses	4,142,233	4,648,491
Deferred revenue	9,928,254	7,310,757
Current portion of note payable	102,931	96,192
Other current liabilities	52,775	115,425
Current liabilities of discontinued operations	279,930	1,500,627

Total current liabilities	15,641,441	14,435,762
Note payable	22,146	125,077
Other liabilities	—	7,996
Non-current liabilities of discontinued operations	—	125,111

Total liabilities	15,663,587	14,693,946

Stockholders' Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 31,220,123 shares issued and 25,535,105 shares outstanding at December 31, 2005, and 30,153,144 shares issued and 24,699,728 shares outstanding at December 31, 2004	312,201	301,531
Additional paid-in capital	189,167,895	186,185,339
Treasury stock at cost; 5,685,018 shares at December 31, 2005 and 5,453,416 shares at December 31, 2004	(8,502,310)	(7,321,122)
Accumulated deficit	(153,536,555)	(153,782,557)

Total stockholders' equity	27,441,231	25,383,191

Total liabilities and stockholders' equity	$43,104,818	$40,077,137

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2005	2004	2003

Net revenue:
Subscription	$23,070,259	$22,416,934	$18,502,665
Advertising	9,522,835	7,066,300	5,602,483
Other	1,150,980	1,266,537	1,188,720

Total net revenue	33,744,074	30,749,771	25,293,868

Operating expense:
Cost of services	12,727,057	11,843,304	11,421,045
Sales and marketing	7,264,114	8,018,461	6,262,667
General and administrative	8,176,442	7,081,891	6,549,217
Depreciation and amortization	673,967	655,747	2,175,629
One-time lease termination costs	—	392,851	—
Asset recovery	—	(500,000)	—
Noncash compensation	—	—	321,082

Total operating expense	28,841,580	27,492,254	26,729,640

Operating income (loss)	4,902,494	3,257,517	(1,435,772)
Net interest income	852,676	362,211	360,550

Income (loss) from continuing operations before income taxes	5,755,170	3,619,728	(1,075,222)
Provision for income taxes	5,020	—	—

Income (loss) from continuing operations	5,750,150	3,619,728	(1,075,222)

Discontinued operations:
Loss from discontinued operations	(3,075,402)	(5,808,286)	(2,964,276)
Loss on disposal of discontinued operations	(2,428,746)	—	—

Loss from discontinued operations	(5,504,148)	(5,808,286)	(2,964,276)

Net income (loss)	$246,002	$(2,188,558)	$(4,039,498)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.23	$0.15	$(0.05)

Loss from discontinued operations	(0.12)	(0.24)	(0.12)
Loss on disposal of discontinued operations	(0.10)	—	—

Loss from discontinued operations	(0.22)	(0.24)	(0.12)

Net income (loss)	$0.01	$(0.09)	$(0.17)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.22	$0.14	$(0.04)

Loss from discontinued operations	(0.12)	(0.22)	(0.12)
Loss on disposal of discontinued operations	(0.09)	—	—

Loss from discontinued operations	(0.21)	(0.22)	(0.12)

Net income (loss)	$0.01	$(0.08)	$(0.16)

Weighted average basic shares outstanding	24,953,463	24,529,026	23,863,918

Weighted average diluted shares outstanding	26,164,880	26,067,981	25,819,114

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Shares	Cost	Accumulated Deficit	Total Stockholders' Equity

Balance at December 31, 2002	29,007,394	$290,074	$183,794,159	$(205,434)	(5,422,100)	$(7,215,410)	$(147,554,501)	$29,108,888
Exercise of options	455,905	4,559	576,023	—	—	—	—	580,582
Noncash compensation expense	—	—	—	205,434	—	—	—	205,434
Options issued to outside contributor	—	—	131,942	—	—	—	—	131,942
Net loss	—	—	—	—	—	—	(4,039,498)	(4,039,498)

Balance at December 31, 2003	29,463,299	294,633	184,502,124	0	(5,422,100)	(7,215,410)	(151,593,999)	25,987,348
Exercise of options	689,845	6,898	1,683,215	—	—	—	—	1,690,113
Stock repurchase	—	—	—	—	(31,316)	(105,712)	—	(105,712)
Net loss	—	—	—	—	—	—	(2,188,558)	(2,188,558)

Balance at December 31, 2004	30,153,144	301,531	186,185,339	0	(5,453,416)	(7,321,122)	(153,782,557)	25,383,191
Exercise of options	1,066,979	10,670	2,650,381	—	—	—	—	2,661,051
Stock-based compensation expense related to employee stock options	—	—	332,175	—	—	—	—	332,175
Stock repurchase	—	—	—	—	(231,602)	(1,181,188)	—	(1,181,188)
Net income	—	—	—	—	—	—	246,002	246,002

Balance at December 31, 2005	31,220,123	$312,201	$189,167,895	$0	(5,685,018)	$(8,502,310)	$(153,536,555)	$27,441,231

The accompanying notes to the consolidated financial statements are an integral part of these statements.

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income (loss)	$246,002	$(2,188,558)	$(4,039,498)
Loss from discontinued operations	5,504,148	5,808,286	2,964,276

Income (loss) from continuing operations	5,750,150	3,619,728	(1,075,222)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation expense	332,175	—	322,897
Provision for (recovery of) doubtful accounts	47,000	8,000	(46,839)
Depreciation and amortization	673,967	655,747	2,175,629
Noncash one-time lease termination costs	—	308,660	—
Deferred rent	63,136	125,111	—
Changes in operating assets and liabilities:
Accounts receivable	(1,745,060)	84,723	133,972
Other receivables	(99,657)	103,200	(97,777)
Receivables from related parties	—	214,788	96,873
Prepaid expenses and other current assets	(232,764)	177,660	(99,715)
Other assets	(100)	171,520	271,280
Accounts payable and accrued expenses	(135,210)	1,985,242	(910,864)
Deferred revenue	2,617,497	471,586	1,326,502
Other current liabilities	(66,962)	(47,077)	(1,695)
Other liabilities	—	(91,650)	—

Net cash provided by continuing operations	7,204,172	7,787,238	2,095,041
Net cash used in discontinued operations	(5,959,761)	(5,158,130)	(2,622,046)

Net cash provided by (used in) operating activities	1,244,411	2,629,108	(527,005)

Cash Flows from Investing Activities:
Purchase of short-term investments	(500,000)	(6,000,000)	(10,000,000)
Sale of short-term investments	—	10,010,904	10,800,260
Capital expenditures	(697,778)	(510,620)	(547,137)

Net cash (used in) provided by investing activities	(1,197,778)	3,500,284	253,123

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,661,051	1,690,113	580,582
Repayment of note payable	(96,192)	(89,895)	(84,010)
Restricted cash	1,205,000	(105,000)	472,629
Purchase of treasury stock	(1,181,188)	(105,712)	—

Net cash provided by financing activities	2,588,671	1,389,506	969,201

Net increase in cash and cash equivalents	2,635,304	7,518,898	695,319
Cash and cash equivalents, beginning of period	29,779,235	22,260,337	21,565,018

Cash and cash equivalents, end of period	$32,414,539	$29,779,235	$22,260,337

Supplemental disclosures of cash flow information:
Cash payments made for interest	$24,043	$24,875	$33,687

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
December 31, 2005

(1)	Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

      TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading multimedia creator of business and investment content, which it makes available through online publications, content syndication and audio and video programming. The Company receives revenue from subscription sales, advertising and sponsorship sales, as well as syndication and radio programming.

      In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company's securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. See Note 2 to these Consolidated Financial Statements.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Significant estimates include the allowance for doubtful accounts receivable, the useful lives of fixed assets, the valuation of goodwill and intangible assets, as well as accrued expense estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

      Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company's Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company's Web sites “click-through” to the advertisers Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

      Other revenue consists primarily of revenue related to the Company's nationally syndicated daily radio program, RealMoney with Jim Cramer, and syndication revenue. Revenue for the radio program is recognized ratably as the program is broadcast. Syndication revenue is recognized ratably over the period the service is provided to the syndication partner.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Cash, Cash Equivalents and Restricted Cash

      The Company considers all short-term investment grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of $1,100,000 of cash that is invested in certificates of deposit and money market investments that serve as collateral for outstanding letters of credit, and is therefore classified as restricted cash at December 31, 2005. The letters of credit serve as security deposits for operating leases. Of this total, the Company anticipates that $300,000 will become unrestricted within the next 12 months, and is therefore classified as a current asset on the Company's consolidated balance sheet at December 31, 2005. The Company anticipates that the remaining $800,000 of restricted cash will become unrestricted at various times through 2009.

Property and Equipment

      Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and Web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.

Capitalized Software and Web Site Development Costs

      The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $19,605, $130,742 and $101,276, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

      In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. For the years ended December 31, 2005 and 2004, the Company did not capitalize any Web site development costs. For the year ended December 31, 2003, the Company capitalized $36,737 of Web site development costs.

      Capitalized software and Web site development costs are amortized using the straight-line method over the estimated three year useful life of the software or Web site. Total amortization expense was $134,991, $136,480 and $209,230, for the years ended December 31, 2005, 2004 and 2003, respectively.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have indefinite useful lives will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite useful lives will continue to be amortized over their useful lives (but with no maximum life).

      Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and intangible assets with indefinite useful lives, the results of which had no impact on the Company's financial statements. Based upon annual impairment tests as of September 30, 2005, 2004 and 2003, no impairment was indicated for the Company's goodwill and intangible assets with indefinite useful lives.

Long-Lived Assets

      The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2005.

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

Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses and note payable approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

      Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains all of its cash and cash equivalents in five financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management's expectations.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

Net Income or Loss Per Share of Common Stock

      The Company presents both basic and diluted income or loss per share from continuing operations and discontinued operations and from loss on disposal of discontinued operations in the accompanying consolidated statements of operations. The Company computes net income or loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income or loss per common share (“Basic EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding.

Advertising Costs

      Advertising costs are expensed as incurred. For the years ended December 31, 2005, 2004, and 2003, advertising costs were $988,683, $2,315,626, and $280,700, respectively.

Stock-Based Compensation

      As of October 1, 2005, the Company elected early adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. SFAS No. 123(R) supersedes the Company's previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

      The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statement of operations for the year ended December 31, 2005 reflects the impact of SFAS No. 123(R) for the three months ended December 31, 2005. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended December 31, 2005 was $332,175.

      SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

      Stock-based compensation expense recognized in the Company's Consolidated Statement of Operations for the fourth quarter of 2005 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of October 1, 2005, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to October 1, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the fourth quarter of 2005 is based

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

      On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

      Had compensation for the Company's outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company's net income or loss and basic and diluted net income or loss per share would have been as follows:

	For the Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$246,002	$(2,188,558)	$(4,039,498)
Add: noncash compensation, as reported	332,175	—	321,082
Less: noncash compensation, pro forma	(1,333,082)	(2,112,360)	(3,395,987)

Net loss, pro forma	$(754,905)	$(4,300,918)	$(7,114,403)

Basic net income (loss) per share, as reported	$0.01	$(0.09)	$(0.17)

Basic net loss per share, pro forma	$(0.03)	$(0.18)	$(0.30)

Diluted net income (loss) per share, as reported	$0.01	$(0.08)	$(0.16)

Diluted net loss per share, pro forma	$(0.03)	$(0.16)	$(0.28)

(2) Discontinued Operations

      In June 2005, the Company committed to a plan to discontinue the operations of the Company's securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statements of operations. The Company has reclassified the accompanying consolidated balance sheet as of December 31, 2004 and the accompanying consolidated statements of operations and statements of cash flows for the years ended December 31, 2004 and 2003 to conform to the presentation as of and for the year ended December 31, 2005.

      For the years ended December 31, 2005, 2004 and 2003, net revenue and net loss from discontinued operations were as follows:

	For the Year Ended December 31,
	2005	2004	2003
Net revenue	$2,565,081	$4,473,201	$805,075

Loss from discontinued operations	$(3,075,402)	$(5,808,286)	$(2,964,276)
Loss on disposal of discontinued operations	(2,428,746)	—	—

Loss from discontinued operations	$(5,504,148)	$(5,808,286)	$(2,964,276)

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

      For the year ended December 31, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the operations of the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

      The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	December 31, 2005	December 31, 2004
Current assets	$3,200	$456,676
Non-current assets	$—	$374,469
Current liabilities	$279,930	$1,500,627
Non-current liabilities	$—	$125,111

      As of December 31, 2005, current assets consists of a rent security deposit, and current liabilities consists of accrued shutdown costs.

      The following table displays the activity and balances of the provision for additional future shutdown costs:

				3 Qtr 2005 Activity			4 Qtr 2005 Activity
	Initial Charge	2 Qtr 2005 Deductions	Balance 6/30/05	Deductions	Adjustments	Balance 9/30/05	Deductions	Adjustments	Balance 12/31/05
Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—	$—	$—	$—
Severance payments	1,134,323	—	1,134,323	(896,744)	(13,604)	223,975	4,657	125	228,757
Extinguishment of lease and other obligations	582,483	—	582,483	(555,533)	63,335	90,285	(34,651)	(4,461)	51,173

	$2,383,352	$(666,546)	$1,716,806	$(1,452,277)	$49,731	$314,260	$(29,994)	$(4,336)	$279,930

(3) One-Time Lease Termination Costs

      In September 2004, the Company recognized a lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company's discontinued subsidiary, IRG Research, under the services agreement between the two companies. When the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the charge represents the net present value of the difference between the obligations remaining under the original lease as of the date that IRG Research vacated the premises and the sublease payments to be received over the 45 months remaining on the lease. The Company classified such deferred rent liability net of an approximate $267,700 balance remaining at that point in time from a previously recorded deferred rent asset, among other liabilities in the accompanying consolidated balance sheet ($39,555 current liability and $68,302 non-current asset as of December 31, 2005 and $35,243 current liability and $7,996 non-current liability as of December 31, 2004). Such amounts are being amortized over the life of the lease.

(4) Net Income (Loss) Per Share

      As discussed in Note 1, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

	For the Year Ended December 31,
	2005	2004	2003
Numerator:
Income (loss) from continuing operations	$5,750,150	$3,619,728	$(1,075,222)
Loss from discontinued operations	(3,075,402)	(5,808,286)	(2,964,276)
Loss on disposal of discontinued operations	(2,428,746)	—	—

Net income (loss) available to common stockholders	$246,002	$(2,188,558)	$(4,039,498)

Denominator:
Weighted average basic shares outstanding	24,953,463	24,529,026	23,863,918

Weighted average diluted shares outstanding	26,164,880	26,067,981	25,819,114

Net income (loss) per share—basic:
Continuing operations	$0.23	$0.15	$(0.05)
Discontinued operations	(0.12)	(0.24)	(0.12)
Disposal of discontinued operations	(0.10)	—	—

Net income (loss) per share	$0.01	$(0.09)	$(0.17)

Net income (loss) per share—diluted:
Continuing operations	$0.22	$0.14	$(0.04)
Discontinued operations	(0.12)	(0.22)	(0.12)
Disposal of discontinued operations	(0.09)	—	—

Net income (loss) per share	$0.01	$(0.08)	$(0.16)

(5) Property and Equipment

      Property and equipment consists of the following:

	December 31,
	2005	2004
Computer equipment	$11,849,790	$11,177,969
Furniture and fixtures	992,588	966,633
Leasehold improvements	2,639,004	2,639,004

	15,481,382	14,783,606
Less accumulated depreciation and amortization	13,494,175	12,626,077

Property and equipment, net	$1,987,207	$2,157,529

      Included in computer equipment are capitalized software and Web site development costs of $1,201,061 and $1,181,456 at December 31, 2005 and 2004, respectively.

      Depreciation and amortization expense for the above noted property and equipment aggregated $868,098, $906,154 and $1,748,175 for the years ended December 31, 2005, 2004, and 2003, respectively.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

(6) Accrued Expenses

      Accrued expenses consists of the following:

	December 31,
	2005	2004
Bonuses	$1,273,723	$2,252,237
Professional fees	850,857	478,615
Other	755,778	705,139
Payroll and related costs	598,521	410,418
Tax related costs	252,337	122,356
Advertising fees	145,916	356,510
Distribution fees	97,622	97,738
Consulting fees	88,559	68,007
Statistical services fees	78,920	157,471

Total accrued expenses	$4,142,233	$4,648,491

(7) Note Payable

      In connection with the termination of the Company's lease obligation for 50% of its principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79% per annum, payable through March 2007. The monthly payment of principal plus interest totals $9,022. (See Note 11)

(8) Goodwill and Other Intangible Assets

      The Company's goodwill and other intangible assets and related accumulated amortization consists of the following:

	December 31,
	2005	2004
Goodwill and other intangible assets not subject to amortization:
SmartPortfolio.com, Inc. goodwill	$1,990,312	$1,990,312

SmartPortfolio.com, Inc. trade name	$493,333	$493,333

Other intangible assets subject to amortization:
SmartPortfolio.com, Inc. customer list	1,250,000	1,250,000
SmartPortfolio.com, Inc. technology	730,000	730,000

	1,980,000	1,980,000
Less accumulated amortization	(1,980,000)	(1,980,000)

Total other intangible assets subject to amortization	—	—

Total other intangible assets	$493,333	$493,333

      There was no amortization expense recorded for the years ended December 31, 2005 and 2004, as compared to $660,000 during the year ended December 31, 2003.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

(9) Income Taxes

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      The Company recognized a deferred tax asset of approximately $55 million, $56 million, and $55 million, as of December 31, 2005, 2004 and 2003, respectively, primarily relating to net operating loss carryforwards of approximately $138 million, $139 million and $137 million as of December 31, 2005, 2004 and 2003, respectively, available to offset future taxable income through 2024. In accordance with Section 382 of the Internal Revenue code, the usage of the Company's net operating loss carryforward could be limited in the event of a change in ownership. A full valuation allowance has been recorded related to the deferred tax assets as a result of management's uncertainty as to the realization of such assets. Accordingly, no provision has been recorded. There are no other significant temporary differences.

(10) Equity Investments

Treasury Stock

      From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock at an aggregate cost of $7,215,410 under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company's common stock, from time to time, in private purchases or in the open market. In February 2004, the Company's Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2004, the Company purchased 31,316 shares of common stock at an aggregate cost of $105,712 under this program. Since the inception, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122 under this program. In addition, pursuant to the terms of the Company's Amended and Restated 1998 Stock Incentive Plan and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company's executive officers in November 2005, the Company withheld 231,602 shares issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

      Under the terms of the Company's 1998 Stock Incentive Plan (the “Stock Option Plan”), 6,900,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, or any combination thereof. In May 2002, the stockholders approved another amendment to the Stock Option Plan to increase the number of shares of common stock available for grant by 2,000,000, to a total of 8,900,000 and to make certain other changes in the terms of the Stock Option Plan. Awards (which can now include awards of deferred stock as well as restricted stock and Options, although no deferred stock awards have been made to date) may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options generally vest over a three or four-year period and have terms not to exceed 10 years. As of December 31, 2005, there remained 1,234,145 options available for future grant.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

      A summary of the activity of the Stock Option Plan is as follows:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 2002	4,861,912	$4.35
Granted	941,000	3.19
Exercised	(455,923)	1.27
Cancelled	(208,380)	7.43

Options outstanding, December 31, 2003	5,138,609	4.29
Granted	1,408,000	4.10
Exercised	(689,412)	2.45
Cancelled	(864,542)	13.27

Options outstanding, December 31, 2004	4,992,655	2.93
Granted	1,203,000	4.08
Exercised	(1,066,979)	2.49
Cancelled	(1,159,527)	4.55

Options outstanding, December 31, 2005	3,969,149	2.93

      Options exercisable as of December 31, 2005, 2004 and 2003 were 2,544,973, 3,055,836, and 3,477,035, respectively, at weighted average exercise prices of $2.33, $2.46 and $5.03, respectively. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $190,955 which relates to the grant of stock options with exercise prices that were less than the fair market value of the underlying shares of common stock on the date of the grant in 1998 and 1999. Because all of these options previously vested and were fully expensed, the Company did not record any noncash compensation expense during the years ended December 31, 2005 and 2004 for these below fair market value options.

      On January 15, 2002, the Company issued options to purchase a total of 50,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. The options vested immediately and have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options was $72,043, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $36,021.

      On January 15, 2002, the Company issued options to purchase a total of 100,000 shares of common stock to a non-employee in connection with his outside contributor agreement with the Company. One-half of these options vested immediately and the other half vested on January 15, 2003. These options have an exercise period of the lesser of five years, or 90 days after the termination of his services. The value of these options at January 15, 2003 was $195,124, which was fully amortized over the two-year period of his service to the Company ending December 31, 2003. For the year ended December 31, 2003, the Company recorded noncash compensation expense of $95,921.

      For the years ended December 31, 2005, 2004 and 2003, the weighted average fair market value of options granted was $1.96, $2.19 and $1.85, respectively. The fair value of each option grant has been

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Expected option lives	4 years	4 years	4 years
Risk-free interest rates	3.45%	2.78%	2.57%
Expected volatility	59%	59%	69%
Dividend yield	0%	0%	0%

      The following table summarizes information about options outstanding at December 31, 2005:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$1.04–$1.42	1,072,339	0.9	$1.27	1,072,339	$1.27
$1.66–$2.05	90,175	1.2	$1.85	77,000	$1.83
$2.56–$3.25	1,103,368	0.9	$2.81	992,530	$2.80
$4.06–$5.54	1,703,267	3.5	$4.10	403,104	$4.12

	3,969,149	2.0	$2.93	2,544,973	$2.33

(11) Commitments and Contingencies

Operating Leases and Employment Agreements

      The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,575,462, $1,430,509 and $1,525,601 for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2005, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2006	2007	2008	2009	2010	After 2010
Operating leases	$4,189,535	$1,339,419	$1,130,303	$941,130	$778,683	$—	$—
Employment agreements	2,731,333	1,321,333	1,410,000	—	—	—	—
Outside contributors	333,167	333,167	—	—	—	—	—
Note payable	125,077	102,931	22,146	—	—	—	—

Total contractual cash obligations	$7,379,112	$3,096,850	$2,562,449	$941,130	$778,683	$—	$—

      Two additional agreements were signed subsequent to December 31, 2005 that guarantee payments of $423,125 and $96,875 in the years ended December 31, 2006 and 2007, respectively, and are dependent on the future fulfillment of the services thereunder.

Legal Proceedings

      On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director,

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

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

      Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters, and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The costs and expenses of the settlement are expected to be borne by the Company's insurers.

      Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing has been scheduled for April 24, 2006. Following the hearing, if the court determines that the settlement is fair to the class members, the settlement will be approved. In the event the settlement does not receive final approval and the Company or any of its individual defendants remains a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company's business, financial condition, results of operations and cash flows.

(12) Employee Benefit Plan

      Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and is funded solely by employee contributions.

(13) Long-term Investments, at Cost

      In December 1999, the Company purchased a 19.99% interest for $2,250,000 in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. Subsequently, the Company provided $1,804,354 in convertible bridge loan funding. In December 2001, the Company concluded that its original investment and subsequent bridge loans to BusinessNet were not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. In October 2004, the Company entered into agreements with Ha'aretz Daily Newspaper Ltd. (“Ha'aretz”), the majority shareholder of BusinessNet, pursuant to which the Company

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

agreed to sell its interest in BusinessNet and assign its rights and obligations under the bridge loans to Ha'aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004 and the Company recorded this recovery in the fourth quarter of 2004.

(14) Business Segment Information

      Effective January 1, 2003, the Company's operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments were renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company's operating activities. The Company's electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company's now discontinued securities research and brokerage segment generated independent proprietary equity research for use by institutional clients, and as a broker-dealer, was able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue was recorded on a trade date basis. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources.

      To use administrative and other overhead resources efficiently, certain functions necessary to the operation of the Company's discontinued securities research and brokerage segment, which was operated by IRG Research, including administrative, financial, legal and technology functions, were handled by the Company's electronic publishing segment, which is operated by TheStreet.com. Expenses related to the performance of these functions were allocated to the discontinued securities research and brokerage segment based upon a services agreement between the two companies. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by TheStreet.com and IRG Research combined. During May and June 2005, shared costs were allocated based upon the Company's annual budget. Due to IRG Research's discontinuation of operations, no such allocations were made during the six months ended December 31, 2005, as compared to $1,260,705 for the six months ended December 31, 2004. Costs allocated to the securities research and brokerage segment totaled $1,251,083 and $2,304,656, for the years ended December 31, 2005 and 2004, respectively.

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

(15) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$7,805	$7,751	$8,196	$9,992
Total operating expense	6,978	6,279	7,049	8,536
Income from continuing operations before income taxes	981	1,652	1,376	1,746
Provision for income tax	—	—	—	5
Income from continuing operations	981	1,652	1,376	1,741
(Loss) income from discontinued operations	(1,835)	(1,539)	278	21
(Loss) income on disposal of discontinued operations	—	(2,383)	(50)	4
(Loss) income from discontinued operations	(1,835)	(3,922)	228	25
Net (loss) income	(854)	(2,270)	1,604	1,766
Basic net income (loss) per share:
Income from continuing operations	0.04	0.07	0.05	0.07
(Loss) income from discontinued operations	(0.07)	(0.06)	0.01	0.00
(Loss) income on disposal of discontinued operations	—	(0.10)	(0.00)	0.00
Net (loss) income	(0.03)	(0.09)	0.06	0.07
Diluted net income (loss) per share:
Income from continuing operations	0.04	0.06	0.05	0.07
(Loss) income from discontinued operations	(0.07)	(0.06)	0.01	0.00
(Loss) income on disposal of discontinued operations	—	(0.09)	(0.00)	0.00
Net (loss) income	(0.03)	(0.09)	0.06	0.07

      THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(continued)
December 31, 2005

	For the Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$7,143	$7,934	$7,699	$7,974
Total operating expense	7,472	6,733	7,359	5,928
(Loss) income from continuing operations	(259)	1,271	435	2,173
Loss from discontinued operations	(1,309)	(1,401)	(1,656)	(1,442)
Loss on disposal of discontinued operations	—	—	—	—
Net (loss) income	(1,568)	(130)	(1,221)	731
Basic net (loss) income per share:
(Loss) income from continuing operations	(0.01)	0.05	0.02	0.09
Loss from discontinued operations	(0.05)	(0.06)	(0.07)	(0.06)
Loss on disposal of discontinued operations	—	—	—	—
Net (loss) income	(0.06)	(0.01)	(0.05)	0.03
Diluted net (loss) income per share:
(Loss) income from continuing operations	(0.01)	0.05	0.02	0.08
Loss from discontinued operations	(0.05)	(0.05)	(0.07)	(0.05)
Loss on disposal of discontinued operations	—	—	—	—
Net (loss) income	(0.06)	(0.00)	(0.05)	0.03

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to (Recovery from) Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2005	$107,794	$47,000	$22,954	$131,840
For the year ended December 31, 2004	$129,096	$8,000	$29,302	$107,794
For the year ended December 31, 2003	$212,312	$(46,839)	$36,377	$129,096

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com's common stock
®10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002²
®®10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan²
10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan²
10.4	Annual Incentive Plan²
10.5	Compensation of Directors²
+10.6	Employment Agreement, dated August 1, 2005, between James Cramer and TheStreet.com, Inc.²
10.7	Employment Agreement, dated January 1, 2006, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.²
++10.8	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.²
™10.9	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
10.10	Letter Agreement, dated March 14, 2006, between James Lonergan and TheStreet.com, Inc.²
™™10.11	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
10.12	Amendment, dated February 3, 2006, to Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
•10.13	Agreement of Lease, dated July 22, 1999, between W12/14 Wall Acquisition Associates LLC and TheStreet.com, Inc., as Tenant
®®10.14	Amendment of Lease, dated as of October 31, 2001, between W12/14 Wall Acquisition Associates LLC, as Landlord, and TheStreet.com, Inc., as Tenant
••10.15	Agreement of Lease, dated as of May 10, 2004, between 44 Wall Owner, LLC, as Landlord, and Independent Research Group LLC, as Tenant
¯10.16	Lease Termination Agreement, dated July 13, 2005, between 44 Wall Owner, LLC and Independent Research Group LLC
¯¯14	Code of Business Conduct and Ethics
23.1	Consent of Marcum & Kliegman LLP
23.2	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company's Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company's 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company's 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company's Registration Statement on Form S-1 filed April 19, 1999.
®	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 14, 2002.
®®	Incorporated by reference to Exhibits to the Company's 2004 Annual Report on Form 10-K filed March 16, 2005.
+	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated August 1, 2005.
++	Incorporated by reference to Exhibits to the Company's 2002 Annual Report on Form 10-K filed March 31, 2003.
™	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated April 29, 2005.
™™	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed May 10, 2005.
•	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 16, 1999.
••	Incorporated by reference to Exhibits to the Company's Quarterly Report on Form 10-Q filed August 9, 2004.
¯	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated July 13, 2005.
¯¯	Incorporated by reference to Exhibits to the Company's Current Report on Form 8-K dated January 25, 2005.
²	Indicates compensatory plan or arrangement.