Form 10-Q
period 2006-03-31
THESTREET COM
filed 2006-05-10
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act.

          Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of May 5, 2006)

Common Stock, par value $0.01 per share	27,077,137

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2006

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$38,735,072	$32,414,539
Restricted cash	300,000	300,000
Short-term investments	—	500,000
Accounts receivable, net of allowance for doubtful accounts of $159,094 as of March 31, 2006 and $131,840 as of December 31, 2005	3,496,180	3,195,178
Other receivables	95,728	185,856
Prepaid expenses and other current assets	1,274,308	1,101,570
Current assets of discontinued operations	3,200	3,200

Total current assets	43,904,488	37,700,343

Property and equipment, net of accumulated depreciation and amortization of $13,711,574 as of March 31, 2006 and $13,494,175 as of December 31, 2005	1.964,779	1,987,207
Other assets	140,879	133,623
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	800,000	800,000

Total assets	$49,293,791	$43,104,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$926,813	$1,135,318
Accrued expenses	3,200,380	4,142,233
Deferred revenue	12,469,382	9,928,254
Current portion of note payable	99,993	102,931
Other current liabilities	53,397	52,775
Current liabilities of discontinued operations	275,492	279,930

Total current liabilities	17,025,457	15,641,441
Note payable	—	22,146

Total liabilities	17,025,457	15,663,587

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 32,436,773 shares issued and 26,684,773 shares outstanding as of March 31, 2006, and 31,220,123 shares issued and 25,535,105 shares outstanding as of December 31, 2005	324,368	312,201
Additional paid-in capital	191,937,611	189,167,895
Treasury stock at cost; 5,752,000 shares as of March 31, 2006 and 5,685,018 shares as of December 31, 2005	(9,033,471)	(8,502,310)
Accumulated deficit	(150,960,174)	(153,536,555)

Total stockholders’ equity	32,268,334	27,441,231

Total liabilities and stockholders’ equity	$49,293,791	$43,104,818

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,

	2006	2005

	(unaudited)
Net revenue:
Subscription	$7,628,039	$5,427,280
Advertising	3,242,749	2,106,274
Other	276,317	271,632

Total net revenue	11,147,105	7,805,186

Operating expense:
Cost of services	4,146,912	2,900,684
Sales and marketing	2,146,915	1,988,351
General and administrative	2,371,850	1,946,843
Depreciation and amortization	186,988	142,361

Total operating expense	8,852,665	6,978,239

Operating income	2,294,440	826,947
Net interest income	340,056	154,126

Income from continuing operations before income taxes	2,634,496	981,073
Provision for income taxes	52,598	—

Income from continuing operations	2,581,898	981,073

Discontinued operations:
Loss from discontinued operations	—	(1,835,551)
Loss on disposal of discontinued operations	(5,517)	—

Loss from discontinued operations	(5,517)	(1,835,551)

Net income (loss)	$2,576,381	$(854,478)

Basic net income (loss) per share:
Income from continuing operations	$0.10	$0.04

Loss from discontinued operations	—	(0.07)
Loss on disposal of discontinued operations	(0.00)	—

Loss from discontinued operations	(0.00)	(0.07)

Net income (loss)	$0.10	$(0.03)

Diluted net income (loss) per share:
Income from continuing operations	$0.09	$0.04

Loss from discontinued operations	—	(0.07)
Loss on disposal of discontinued operations	(0.00)	—

Loss from discontinued operations	(0.00)	(0.07)

Net income (loss)	$0.09	$(0.03)

Weighted average basic shares outstanding	26,048,562	24,714,380

Weighted average diluted shares outstanding	27,626,644	26,605,137

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three Months Ended March 31,

	2006	2005

	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$2,576,381	$(854,478)
Loss from discontinued operations	5,517	1,835,551

Income from continuing operations	2,581,898	981,073
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash compensation expense	348,965	—
Provision for doubtful accounts	27,500	20,000
Depreciation and amortization	186,988	142,361
Deferred rent	21,857	19,522
Changes in operating assets and liabilities:
Accounts receivable	(328,502)	(606,416)
Other receivables	90,128	15,827
Prepaid expenses and other current assets	(172,738)	81,279
Accounts payable	(208,505)	201,061
Accrued expenses	(941,853)	(2,073,285)
Deferred revenue	2,541,128	594,929
Other current liabilities	1,920	(76)

Net cash provided by (used in) continuing operations	4,148,786	(623,725)
Net cash used in discontinued operations	(9,955)	(2,835,013)

Net cash provided by (used in) operating activities	4,138,831	(3,458,738)

Cash Flows from Investing Activities:
Sale of short-term investments	500,000	—
Capital expenditures	(194,971)	(137,856)

Net cash provided by (used in) investing activities	305,029	(137,856)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	3,101,497	56,980
Dividends paid	(668,579)	—
Repayment of note payable	(25,084)	(23,441)
Purchase of treasury stock	(531,161)	—

Net cash provided by financing activities	1,876,673	33,539

Net increase (decrease) in cash and cash equivalents	6,320,533	(3,563,055)
Cash and cash equivalents, beginning of period	32,414,539	29,779,235

Cash and cash equivalents, end of period	$38,735,072	$26,216,180

Supplemental disclosures of cash flow information:

Cash payments made for interest	$4,517	$4,002

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

Basis of Presentation

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

          The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

          In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations and cash flows. See Note 6 to these Consolidated Financial Statements.

          For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

2. STOCK-BASED COMPENSATION

          As of October 1, 2005, the Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $348,965.

          SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. Stock options granted to employees and directors are estimated using an option-pricing model. The value of each restricted stock unit, which the Company issued for the first time during the three month period, is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the first quarter of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the first quarter of 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

          Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share for the three months ended March 31, 2005 would have been as follows:

Net loss, as reported	$(854,478)
Add: non-cash compensation, proforma	(448,674)

Net loss, proforma	$(1,303,152)

Basic net loss per share, as reported	$(0.03)

Diluted net loss per share, as reported	$(0.03)

Basic net loss per share, proforma	$(0.05)

Diluted net loss per share, proforma	$(0.05)

3. STOCKHOLDERS’ EQUITY

Treasury Stock

          From January 2001 through October 2002, the Company purchased 5,422,100 shares of its common stock at an aggregate cost of $7,215,410 under a repurchase program authorized by the Board of Directors in December 2000. The program provides for the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of its stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. Since the resumption of the program and through December 31, 2005, the Company purchased 31,316 shares of common stock at an aggregate cost of $105,712 under this program. During the three-month period ended March 31, 2006, the Company did not purchase any shares of common stock under this program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s Amended and Restated 1998 Stock Incentive Plan and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

          Under the terms of the Company’s 1998 Stock Incentive Plan (the “Stock Option Plan”), 8,900,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, or any combination thereof. Awards (which can include awards of deferred stock (also referred to as restricted stock units, or RSU’s) as well as restricted stock and Options) may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options generally vest over a three year period and have terms of 5 years. In connection with awards under the Stock Option Plan, the Company has recorded $348,965 of non-cash compensation for the three months ended March 31, 2006.

          For the three months ended March 31, 2006, 222,000 options and 129,500 restricted stock units were granted to employees of the Company. Additionally, 1,216,650 stock options were exercised yielding approximately $3.1 million to the Company.

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

          Although the lawsuit against the Company is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis. Generally, under the terms of the settlement, in exchange for the delivery by the insurers of the Company and the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, $1 billion from the underwriters, and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The costs and expenses of the settlement are expected to be borne by the Company’s insurers.

          Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006. A decision from the court on whether the settlement is fair to the class members is expected in the near future. In the event the settlement does not receive final approval and the Company remains a defendant or any of its former individual defendants is again named as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

5. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

6. DISCONTINUED OPERATIONS

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statements of operations. The Company has reclassified the accompanying consolidated statement of operations and statement of cash flows for the three months ended March 31, 2005 to conform to the presentation for the three months ended March 31, 2006.

          For the three months ended March 31, 2006 and 2005, net revenue and net loss from discontinued operations were as follows:

	For the Three Months Ended March 31,

	2006	2005

Net revenue	$—	$1,136,524

Loss from discontinued operations	$—	$(1,835,551)
Loss on disposal of discontinued operations	(5,517)	—

Loss from discontinued operations	$(5,517)	$(1,835,551)

          In accordance with U.S. generally accepted accounting principles, in June 2005, the Company recorded a provision to accrue for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision. For the three months ended March 31, 2006, the Company recorded a loss on disposal of discontinued operations of $5,517, which primarily represents additional legal fees incurred in connection with the liquidation process and adjustments to previously estimated shutdown costs.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	March 31, 2006	December 31, 2005

Current assets	$3,200	$3,200
Current liabilities	$275,492	$279,930

          As of March 31, 2006, current assets consists of a rent security deposit, and current liabilities consists of accrued shutdown costs.

          The following table displays the activity and balances of the provision for additional future shutdown costs:

	Initial Charge	Year 2005 Activity	Balance 12/31/05	1 Qtr 2006 Activity		Balance 3/31/06

				Deductions	Adjustments

Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—
Severance payments	1,134,323	(905,566)	228,757	710	—	229,467
Extinguishment of lease and other obligations	582,483	(531,310)	51,173	(10,665)	5,517	46,025

	$2,383,352	$(2,103,422)	$279,930	$(9,955)	$5,517	$275,492

7. BUSINESS CONCENTRATIONS AND CREDIT RISK

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

8. RECLASSIFICATIONS

          The accompanying consolidated statement of operations and the statement of cash flows for the three months ended March 31, 2005 have been reclassified to conform to the current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2005. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

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

          Current State of the Company

          The Company’s total net revenue for the three months ended March 31, 2006 totaled approximately $11.1 million, an increase of approximately 43% when compared to approximately $7.8 million for the three months ended March 31, 2005. The Company’s net income from continuing operations for the three months ended March 31, 2006 totaled approximately $2.6 million, an increase of approximately 163% when compared to approximately $1.0 million for the three months ended March 31, 2005.

          Subscription Revenue. Subscription revenue, the largest component of net revenue, increased by approximately 41%, to approximately $7.6 million, for the three months ended March 31, 2006, as compared to approximately $5.4 million for the three months ended March 31, 2005. This increase was attributable primarily to an increase of 35% in the average number of subscribers to the Company’s services during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. We believe this growth is due largely to our success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services.

          In order to take advantage of these trends, in January 2006, the Company entered into an agreement with CBS Radio, Inc. to broadcast its radio program, ‘RealMoney with Jim Cramer,’ in major markets not accessible with our previous broadcast partner. The Company plans in the remainder of 2006 to increase use of its online, direct response marketing program and to continue to expand its use of co-marketing and other distribution arrangements to attract subscribers to our services. Because a majority of these arrangements are done on a performance basis, rather than on a fixed-fee basis, increases in subscriptions that result from these efforts will necessarily cause our marketing expense to increase. Accordingly, we expect the Company’s sales and marketing expenditures for the remainder of 2006 to increase from 2005 levels. Because the Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, the Company is able to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns.

          Advertising Revenue. Advertising revenue increased by approximately 54% for the three months ended March 31, 2006, to approximately $3.2 million, as compared to approximately $2.1 million for the three months ended March 31, 2005. The increase is attributable primarily to strong growth in the number of unique visitors to the Company’s Web sites and the addition of content to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites. The continued strength of the online advertising market also contributed to the increase. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          The Company plans to continue to add content (including video, audio, Web logs, or “blogs,” and non-financial content) to its free, flagship Web site in an effort to increase page views and attract more advertisers from outside the financial industry, and expand its advertising sales staff to take advantage of the current positive trends in the online advertising market. We also anticipate that, due to these trends, the proportion of the Company’s total revenue that comes from advertising is likely to increase in the remainder of 2006.

          Expenses. Over the periods, total compensation, revenue sharing costs, fees paid to non-employee content providers and credit card processing fees increased, while legal and consulting fees decreased. As a result, total operating expenses increased by approximately 27%, to approximately $8.9 million for the three months ended March 31, 2006, as compared to approximately $7.0 million for the three months ended March 31, 2005.

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

          Other revenue consists primarily of revenue related to the Company’s nationally syndicated daily radio program, “RealMoney with Jim Cramer,” and syndication revenue. Revenue for the radio program is recognized ratably as the program is broadcast. Syndication revenue is recognized ratably over the period the service is provided to the syndication partner.

Allowance for Doubtful Accounts

          The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its advertisers to make required payments and for paid subscriptions that are cancelled and refunded or charged back by the subscriber. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer. Although results of prior estimates have been in line with management’s expectations, should the financial condition of the Company’s advertisers and subscribers deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. If a major customer’s credit-worthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on the Company’s revenue.

Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets materially differ from the estimates herein, additional costs could be incurred which could have an adverse impact on the Company’s expenses.

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

          Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. Based upon annual impairment tests as of September 30, 2005, 2004 and 2003, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

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

Stock Based Compensation

          As of October 1, 2005, the Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.” This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. Prior to adoption of SFAS No. 123(R), the Company accounted for stock-based compensation expense on a pro forma basis in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statement of operations for the three months ended March 31, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $348,965.

          Upon adoption of SFAS No. 123 (R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $2.62 per share, using the Black-Scholes model with the following weighted-average assumptions:

Three Months Ended March 31, 2006

Expected volatility	42.11%

Risk-free interest rate	4.29%

Expected dividends	1.25%

          In determining the expected volatility assumption for the three months ended March 31, 2006, the Company used an historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends.

          The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

          As stock-based compensation expense recognized in the Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards that are ultimately expected to vest, it has been reduced for expected forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

          If factors change and the Company employs different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that the Company records under SFAS No. 123(R) may differ significantly from what it has recorded in the current period.

Income Taxes

          The Company accounts for its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized.

Results of Operations

          Through June 2005 the Company operated its business in two segments. During that period, certain functions necessary to operate the Company’s securities research and brokerage segment, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing operations – currently the sole operating segment. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services agreement. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by the Company as a whole. During May and June 2005, shared costs were allocated based on the Company’s annual budget. In June 2005, the operations of the Company’s securities research and brokerage segment were discontinued, and no further allocations have been made. Costs allocated to the discontinued segment totaled $587,842 for the three-month period ended March 31, 2005.

Comparison of Three Months Ended March 31, 2006 and March 31, 2005

          Net Revenue

	For the Three Months Ended March 31,		Change

	2006	2005	Amount	Percent

Net revenue:
Subscription	$7,628,039	$5,427,280	$2,200,759	41%
Advertising	3,242,749	2,106,274	1,136,475	54%
Other	276,317	271,632	4,685	2%

Total net revenue	$11,147,105	$7,805,186	$3,341,919	43%

          Subscription. Subscription revenue is derived from annual, semi-annual, quarterly and monthly subscriptions.

          The increase in subscription revenue is primarily the result of a 35% increase in the average number of subscribers to the Company’s services during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. We believe this growth is due largely to our success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. Since subscription revenue is recognized ratably over the subscription period, the increased subscriber totals have also resulted in an increase of 58% in the March 31, 2006 deferred revenue balance when compared to March 31, 2005. For the three months ended March 31, 2006, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 68% for the three months ended March 31, 2005.

          The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled approximately 1% of gross subscription revenue for the three months ended March 31, 2006, as compared to less than 1% for the three months ended March 31, 2005.

          Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s web sites.

          The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company and by an increase in the number of unique visitors to the Company’s web sites and the addition of content to the Company’s free, flagship web site, both of which helped to increase the number of page views generated by the Company’s web sites. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications. During the three months ended March 31, 2006, the Company achieved a 120% increase in revenue generating page views, when compared to the three months ended March 31, 2005.

          The number of advertisers for the three months ended March 31, 2006 was 69 as compared to 48 for the three months ended March 31, 2005. The Company’s top five advertisers accounted for approximately 46% of its total advertising revenue for the three months ended March 31, 2006, as compared to approximately 38% for the three months ended March 31, 2005. For the three months ended March 31, 2006, one advertiser accounted for approximately 23% of total advertising revenue. For the three months ended March 31, 2005, one advertiser accounted for approximately 10.5% of total advertising revenue.

          Other. Other revenue consists primarily of revenue related to the Company’s nationally syndicated daily radio program, RealMoney with Jim Cramer and syndication revenue.

          The increase in other revenue is primarily the result of a small increase in radio program revenue, partially offset by a small decrease in syndication revenue.

          Operating Expense

	For the Three Months Ended March 31,		Change

	2006	2005	Amount	Percent

Operating expense:
Cost of services	$4,146,912	$2,900,684	$1,246,228	43%
Sales and marketing	2,146,915	1,988,351	158,564	8%
General and administrative	2,371,850	1,946,843	425,007	22%
Depreciation and amortization	186,988	142,361	44,627	31%

Total operating expense	$8,852,665	$6,978,239	$1,874,426	27%

          Operating expenses from continuing operations reported above for the three-month period ended March 31, 2005 do not include expenses that were previously allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

          Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial and technology staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

          The increase in cost of services expense during the period was primarily the result of higher compensation and related costs resulting from increased headcount and non-cash compensation related to the expensing of stock, combined with higher revenue sharing costs and fees paid to non-employee content providers, the sum of which totals $1,095,353. The increased expense also reflects the allocation in the three months ended March 31, 2005 of cost of services expenses totaling $248,833 to the Company’s discontinued securities research and brokerage segment. Such allocation was not made in the three months ended March 31, 2006.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

          The increase in sales and marketing expense is primarily the result of higher credit card fees related to the increased subscription revenue and deferred revenue balance, combined with higher advertisement serving and promotion expenses, the sum of which totals $292,145, partially offset by lower compensation and related costs, primarily due to reduced headcount, totaling $162,882. The increased expense also reflects the allocation in the three months ended March 31, 2005 of sales and marketing expenses totaling $4,989 to the Company’s discontinued securities research and brokerage segment. Such allocation was not made in the three months ended March 31, 2006.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

          The increase in general and administrative expense is primarily the result of higher compensation and related costs, due in large part to non-cash compensation related to the expensing of stock options and incentive compensation, combined with higher rent expense, the sum of which totals $621,850, partially offset by lower legal and consulting fees, the sum of which totals $308,241. The increased expense also reflects the allocation in the three-month period ended March 31, 2005 of general and administrative expenses totaling $305,695 to the Company’s discontinued securities research and brokerage segment. Such allocation was not made in the three months ended March 31, 2006.

          Depreciation and amortization. The increase in depreciation and amortization expense primarily reflects the allocation of expenses totaling $27,011 in the three months ended March 31, 2005 to the Company’s discontinued securities research and brokerage segment. Such allocation was not made in the three months ended March 31, 2006.

          Net Interest Income

	For the Three Months Ended March 31,		Change

	2006	2005	Amount	Percent

Net interest income	$340,056	$154,126	$185,930	121%

          The increase in net interest income is primarily the result of higher interest rates and increased cash balances.

          Discontinued Operations

	For the Three Months Ended March 31,		Change

	2006	2005	Amount	Percent

Loss from discontinued operations	$—	$(1,835,551)	$1,835,551	100%
Loss on disposal of discontinued operations	(5,517)	—	(5,517)	N/A

Loss from discontinued operations	$(5,517)	$(1,835,551)	$1,830,034	100%

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          For the three months ended March 31, 2006, loss on disposal of discontinued operations represents additional legal fees incurred in connection with the liquidation process and adjustments to previously estimated shutdown costs.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	March 31,	December 31,

	2006	2005

Current assets	$3,200	$3,200
Current liabilities	$275,492	$279,930

          As of March 31, 2006, current assets of discontinued operations consists of a rent security deposit, and current liabilities of discontinued operations consists primarily of accrued shutdown costs.

Liquidity and Capital Resources

          The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2006, the Company’s cash and cash equivalents and current and non-current restricted cash amounted to $39,835,072, representing 81% of total assets.

          Cash generated from operations was sufficient to cover expenses during the three months ended March 31, 2006. Net cash provided by operating activities totaled $4,138,831 for the three months ended March 31, 2006, as compared to net cash used in operating activities totaling $3,458,738 for the three months ended March 31, 2005. The increase in net cash provided by operating activities was primarily the result of the following:

•	Improved operating results from continuing operations;

•

Lower incentive compensation payments during the three months ended March 31, 2006 related to the 2005 fiscal year, as compared to payments made during the three months ended March 31, 2005 related to the 2004 fiscal year;

•	Reduced expenditures due to the shutdown of IRG Research’s operations; and

•	Increased cash from strong sales of subscription services leading to an increase in the growth of deferred revenue.

          Net cash provided by operating activities of $4,138,831 for the three months ended March 31, 2006 was primarily the result of the Company’s net income of $2,576,381 combined with an increase in deferred revenue (resulting from strong subscription sales) and non-cash expenses, the sum of which totals $3,126,438. This total was partially offset by a decrease in accounts payable and accrued expenses (primarily the result of payments related to annual incentive compensation) combined with an increase in accounts receivable (primarily the result of increased billings caused by higher advertising revenue), the sum of which totals $1,478,860.

          Net cash provided by investing activities of $305,029 for the three months ended March 31, 2006 was the result of the sale of a short-term investment partially offset by capital expenditures. Capital expenditures generally consisted of purchases of computer software and hardware.

          Net cash provided by financing activities of $1,876,673 for the three months ended March 31, 2006 consisted of the proceeds from the exercise of stock options, totaling $3,101,497, partially offset by cash dividends paid, the purchase of treasury stock and a decrease in note payable, the sum of which totals $1,224,824.

          The Company has a total of $1,100,000 of cash invested in certificates of deposit and money market investments which serves as collateral for outstanding letters of credit and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this amount, the Company anticipates that $300,000 will become unrestricted within the next 12 months and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $800,000 of restricted cash will become unrestricted at various times through 2009.

          The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $3.6 million through March 31, 2007, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a first quarter cash dividend in the amount of $0.025 per share of common stock, which resulted in a cash expenditure of approximately $0.7 million in the first quarter of 2006. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Commitments and Contingencies

          The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $402,693 for the three months ended March 31, 2006, as compared to $337,658 for the three months ended March 31, 2005. The increase in rent and equipment rental expenses reflects the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $31,103 in the three months ended March 31, 2005. Such allocation was not made in the three months ended March 31, 2006. The change in rent and equipment rental expense is also the result of the timing and amount of retroactive operating expense escalation charges. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of March 31, 2006, total future minimum cash payments are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$3,850,978	$1,330,536	$1,954,127	$566,315	$—
Employment agreements	2,826,125	1,768,625	1,057,500	—	—
Outside contributor agreements	363,494	363,494	—	—	—
Note payable	99,993	99,993	—	—	—

Total contractual cash obligations	$7,140,590	$3,562,648	$3,011,627	$566,315	$—

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

Item 4. Controls and Procedures.

          A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, who performed the functions associated with the position of Chief Financial Officer during the quarterly period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          Although the lawsuit against us is an independent cause of action vis-a-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis. Generally, under the terms of the settlement, in exchange for the delivery by our insurers and those of the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, at least $1 billion from the underwriters, and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The costs and expenses of the settlement are expected to be borne by the Company’s insurers.

          Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. The court also appointed the Notice Administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006. A decision from the court on whether the settlement is fair to the class members is expected in the near future. In the event the settlement does not receive final approval and the Company remains a defendant or any of its former individual defendants is again named as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

          In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We Have a History of Losses and May Incur Further Losses

          We earned net income of $2.6 million, or $0.09 per share on a fully diluted basis, for the three months ended March 31, 2006. For many of the previous quarters, we have incurred operating losses, and may again experience operating losses in the future. As of March 31, 2006, we had an accumulated deficit of approximately $151.0 million. We will need to generate significant revenue in order to cover the operating expenses we expect to incur during the remainder of 2006. Accordingly, we can make no assurances that we will be able to remain profitable on a quarterly or annual basis in the future.

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

          In the first quarter of 2006, our top five advertisers accounted for approximately 46% of our total advertising revenue, as compared to approximately 32% for the fourth quarter of 2005 and approximately 38% for the first quarter of 2005. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as advertisers of automotive and luxury goods, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

January 1 – 31, 2006	—	$—	—	$2,678,878
February 1 – 28, 2006	—	$—	—	$2,678,878
March 1 – 31, 2006	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 4. Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5. Other Information.

          Not applicable.

Item 6. Exhibits.

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
+10.1	Employment Agreement, dated January 1, 2006, between Thomas J. Clarke, Jr. and TheStreet.com, Inc. ²
+10.2	Letter Agreement, dated March 14, 2006, between James Lonergan and TheStreet.com, Inc. ²
+10.3	Amendment, dated February 3, 2006, to Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc. ²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Accounting Office
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Accounting Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

+	Incorporated by reference to Exhibits to the Company’s 2005 Annual Report on Form 10-K filed March 16, 2006.

²	Indicates compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: May 10, 2006	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Richard Broitman

Richard Broitman
Controller, Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Employment Agreement, dated January 1, 2006, between Thomas J. Clarke, Jr. and TheStreet.com, Inc. ²
10.2	Letter Agreement, dated March 14, 2006, between James Lonergan and TheStreet.com, Inc. ²
10.3	Amendment, dated February 3, 2006, to Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc. ²
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Accounting Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Accounting Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

²	Indicates compensatory plan or arrangement.