Form 10-Q
period 2006-06-30
THESTREET COM
filed 2006-08-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of August 4, 2006)

Common Stock, par value $0.01 per share	27,330,302

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2006

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$44,753,313	$32,414,539
Restricted cash	600,000	300,000
Short-term investments	—	500,000
Accounts receivable, net of allowance for doubtful accounts of $159,093 as of June 30, 2006 and $131,840 as of December 31, 2005	3,449,265	3,195,178
Other receivables	55,380	185,856
Prepaid expenses and other current assets	1,485,821	1,101,570
Current assets of discontinued operations	3,200	3,200

Total current assets	50,346,979	37,700,343

Property and equipment, net of accumulated depreciation and amortization of $13,880,596 as of June 30, 2006 and $13,494,175 as of December 31, 2005	2,151,994	1,987,207
Other assets	144,456	133,623
Goodwill	1,990,312	1,990,312
Other intangibles, net	493,333	493,333
Restricted cash	500,000	800,000

Total assets	$55,627,074	$43,104,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,184,332	$1,135,318
Accrued expenses	4,468,612	4,142,233
Deferred revenue	13,199,796	9,928,254
Current portion of note payable	74,434	102,931
Other current liabilities	49,917	52,775
Current liabilities of discontinued operations	248,496	279,930

Total current liabilities	19,225,587	15,641,441
Note payable	—	22,146

Total liabilities	19,225,587	15,663,587

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 32,970,302 shares issued and 27,218,302 shares outstanding as of June 30, 2006, and 31,220,123 shares issued and 25,535,105 shares outstanding as of December 31, 2005	329,703	312,201
Additional paid-in capital	192,837,300	189,167,895
Treasury stock at cost; 5,752,000 shares as of June 30, 2006 and 5,685,018 shares as of December 31, 2005	(9,033,471)	(8,502,310)
Accumulated deficit	(147,732,045)	(153,536,555)

Total stockholders’ equity	36,401,487	27,441,231

Total liabilities and stockholders’ equity	$55,627,074	$43,104,818

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Net revenue:
Subscription	$8,406,870	$5,340,410	$16,034,909	$10,767,690
Advertising	3,707,461	2,101,015	6,950,210	4,207,289
Other	281,886	309,371	558,203	581,003

Total net revenue	12,396,217	7,750,796	23,543,322	15,555,982

Operating expense:
Cost of services	4,531,717	2,817,405	8,678,629	5,718,089
Sales and marketing	2,323,577	1,798,311	4,470,492	3,786,662
General and administrative	2,566,544	1,515,501	4,938,394	3,462,344
Depreciation and amortization	216,891	147,287	403,879	289,648

Total operating expense	9,638,729	6,278,504	18,491,394	13,256,743

Operating income	2,757,488	1,472,292	5,051,928	2,299,239
Net interest income	518,663	180,079	858,719	334,205

Income from continuing operations before income taxes	3,276,151	1,652,371	5,910,647	2,633,444
Provision for income taxes	65,862	—	118,460	—

Income from continuing operations	3,210,289	1,652,371	5,792,187	2,633,444

Discontinued operations:
Loss from discontinued operations	—	(1,539,232)	—	(3,374,783)
Income (loss) on disposal of discontinued operations	17,840	(2,383,352)	12,323	(2,383,352)

Income (loss) from discontinued operations	17,840	(3,922,584)	12,323	(5,758,135)

Net income (loss)	$3,228,129	$(2,270,213)	$5,804,510	$(3,124,691)

Basic net income (loss) per share
Income from continuing operations	$0.12	$0.07	$0.22	$0.11

Loss from discontinued operations	—	(0.06)	—	(0.14)
Income (loss) on disposal of discontinued operations	0.00	(0.10)	0.00	(0.10)

Income (loss) from discontinued operations	0.00	(0.16)	0.00	(0.24)

Net income (loss)	$0.12	$(0.09)	$0.22	$(0.13)

Diluted net income (loss) per share
Income from continuing operations	$0.12	$0.06	$0.21	$0.10

Loss from discontinued operations	—	(0.06)	—	(0.13)
Income (loss) on disposal of discontinued operations	0.00	(0.09)	0.00	(0.09)

Income (loss) from discontinued operations	0.00	(0.15)	0.00	(0.22)

Net income (loss)	$0.12	$(0.09)	$0.21	$(0.12)

Weighted average basic shares outstanding	27,010,258	24,745,565	26,537,726	24,730,059

Weighted average diluted shares outstanding	27,807,459	25,902,515	27,068,719	26,164,136

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2006	2005

	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$5,804,510	$(3,124,691)
(Income) loss from discontinued operations	(12,323)	5,758,135

Income from continuing operations	5,792,187	2,633,444
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Non-cash compensation expense	821,316	—
Provision for doubtful accounts	27,500	20,000
Depreciation and amortization	403,879	289,648
Deferred rent	46,835	30,842
Changes in operating assets and liabilities:
Accounts receivable	(281,587)	(669,341)
Other receivables	130,476	(106,580)
Prepaid expenses and other current assets	(384,251)	(436,140)
Other assets	1,000	(100)
Accounts payable	49,014	307,568
Accrued expenses	326,379	(1,735,617)
Deferred revenue	3,271,542	1,823,640
Other current liabilities	(288)	(56,532)

Net cash provided by continuing operations	10,204,002	2,100,832
Net cash used in discontinued operations	(19,111)	(4,439,898)

Net cash provided by (used in) operating activities	10,184,891	(2,339,066)

Cash Flows from Investing Activities:
Sale of short-term investments	500,000	—
Capital expenditures	(629,904)	(240,104)

Net cash used in investing activities	(129,904)	(240,104)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	4,216,978	99,729
Dividends paid	(1,351,387)	—
Repayment of note payable	(50,643)	(47,327)
Purchase of treasury stock	(531,161)	—

Net cash provided by financing activities	2,283,787	52,402

Net increase (decrease) in cash and cash equivalents	12,338,774	(2,526,768)
Cash and cash equivalents, beginning of period	32,414,539	29,779,235

Cash and cash equivalents, end of period	$44,753,313	$27,252,467

Supplemental disclosures of cash flow information:

Cash payments made for interest	$12,946	$14,055

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

Basis of Presentation

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month and six-month periods ended June

30, 2006 was $472,351 and $821,316, respectively. As of June 30, 2006, there was approximately $2.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of three years.

          SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each restricted stock unit, which the Company issued for the first time during the three month period ended March 31, 2006, is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month and six-month periods ended June 30, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

          Had compensation for the Company’s outstanding stock options granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss and basic and diluted net loss per share for the three-month and six-month periods ended June 30, 2005 would have been as follows:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net loss, as reported	$(2,270,213)	$(3,124,691)
Add: non-cash compensation, proforma	(439,731)	(888,405)

Net loss, proforma	$(2,709,944)	$(4,013,096)

Basic net loss per share, as reported	$(0.09)	$(0.13)

Diluted net loss per share, as reported	$(0.09)	$(0.12)

Basic net loss per share, pro forma	$(0.11)	$(0.16)

Diluted net loss per share, pro forma	$(0.10)	$(0.15)

          A summary of the activity of the Stock Option Plan is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)

Options outstanding January 1, 2006	3,969,149	$2.925	$39,275
Granted	351,500	5.034	2,736
Exercised	(1,216,650)	2.549	12,496
Cancelled	(102,344)	4.085	894

Options outstanding March 31, 2006	3,001,655	3.285	28,621
Granted	157,500	9.537	517
Exercised	(533,529)	2.091	5,725
Cancelled	(1,001)	4.057	9

Options outstanding June 30, 2006	2,624,625	3.903	23,404

Exercisable at June 30, 2006	1,469,969	2.935	14,531

A summary of the status of the Company's unvested options as of June 30, 2006, and changes in the six-month period then ended, is as follows:

Unvested Options	Options	Weighted Average Grant Date Fair Value

Unvested at January 1, 2006	1,424,176	$2.02
Granted	509,000	4.23
Vested	(675,176)	2.01
Cancelled	(103,344)	2.01

Unvested at June 30, 2006	1,154,656	3.00

3. STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the six-month period ended June 30, 2006, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s Amended and Restated 1998 Stock Incentive Plan and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

          Under the terms of the Company’s 1998 Stock Incentive Plan (the “Stock Option Plan”), 8,900,000 shares of common stock of the Company had been reserved for incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, or any combination thereof. Awards (which can include awards of deferred stock (also referred to as restricted stock units, or RSU’s) as well as restricted stock and Options) may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options generally vest over a three year period and have terms of 5 years. In connection with awards under the Stock Option Plan, the Company recorded $472,351 and $821,316 of non-cash compensation for the three-month and six-month periods ended June 30, 2006.

          For the three-month and six-month periods ended June 30, 2006, 157,500 and 379,500 options, respectively, and zero and 129,500 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three-month and six-month periods ended June 30, 2006, 533,529 and 1,750,179 stock options, respectively, were exercised yielding approximately $1.1 million and $4.2 million, respectively, to the Company.

Common Stock Dividends

          On June 30, 2006, the Company paid a quarterly cash dividend of $0.025 per share on its common stock, to shareholders of record at the close of business on June 15, 2006. This dividend totaled approximately $0.7 million. On March 31, 2006, the Company paid a quarterly cash dividend of $0.025 per share on its common stock, to shareholders of record at the close of business on March 10, 2006. This dividend totaled approximately $0.7 million and was the first dividend ever paid by the Company.

4. LEGAL PROCEEDINGS

          On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action, including Mr. Cramer, has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to approval by the court overseeing the litigation.

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

          Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. Notice of the settlement was distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006. A decision from the court on whether the settlement is fair to the class members is expected in the near future. In the event the settlement does not receive final approval and the Company remains a defendant or any of its former individual defendants is again named as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

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

Diluted net income or loss per common share (“Diluted EPS”) is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. The total common stock equivalents included in the calculation of dilutive earnings per share amounted to 797,201 and 530,993 for the three- and six-month periods ended June 30, 2006, respectively. The total number of shares that were excluded from the diluted earnings per share calculation was 75,000 in each of the three- and six-month periods ended June 30, 2006.

6. DISCONTINUED OPERATIONS

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statements of operations.

          For the three-month and six-month periods ended June 30, 2006 and 2005, net revenue and net loss from discontinued operations were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Net revenue	$—	$1,131,512	$—	$2,268,036

Loss from discontinued operations	$—	$(1,539,232)	$—	$(3,374,783)
Income (loss) on disposal of discontinued operations	17,840	(2,383,352)	12,323	(2,383,352)

Income (loss) from discontinued operations	$17,840	$(3,922,584)	$12,323	$(5,758,135)

          In accordance with U.S. generally accepted accounting principles, in June 2005, the Company recorded a provision to accrue for additional future costs to be incurred to complete the liquidation process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision. For the three-month and six-month periods ended June 30, 2006, the Company recorded a gain on disposal of discontinued operations of $17,840 and $12,323, respectively, which primarily represents reductions to previously estimated shutdown costs, offset by additional legal fees incurred in connection with the liquidation process.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	June 30, 2006	December 31, 2005

Current assets	$3,200	$3,200
Current liabilities	$248,496	$279,930

          As of June 30, 2006, current assets consists of a rent security deposit, and current liabilities consists of accrued shutdown costs.

          The following table displays the activity and balances of the provision for additional future shutdown costs:

				1 Qtr 2006 Activity			2 Qtr 2006 Activity
	Initial	Year 2005	Balance			Balance			Balance
	Charge	Activity	12/31/05	Deductions	Adjustments	3/31/06	Deductions	Adjustments	6/30/06

Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—	$—	$—	$—
Severance payments	1,134,323	(905,566)	228,757	710	—	229,467	(5,478)	—	223,989
Extinguishment of lease and other obligations	582,483	(531,310)	51,173	(10,665)	5,517	46,025	(3,678)	(17,840)	24,507

	$2,383,352	$(2,103,422)	$279,930	$(9,955)	$5,517	$275,492	$(9,156)	$(17,840)	$248,496

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

8. RECLASSIFICATIONS

          The accompanying consolidated statements of operations for the three-month and six-month periods and the statement of cash flows for the six month-period ended June 30, 2006 have been reclassified to conform to the current period presentation.

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

          Current State of the Company

          The Company’s total net revenue for the three- and six-month periods ended June 30, 2006 totaled approximately $12.4 million and $23.5 million, respectively, an increase of approximately 60% and 51%, respectively, when compared to approximately $7.8 million and $15.6 million for the respective prior periods. The Company’s income from continuing operations for the three- and six-month periods ended June 30, 2006 totaled approximately $3.2 million and $5.8 million, respectively, an increase of approximately 94% and 120%, respectively, when compared to approximately $1.7 million and $2.6 million, respectively, for the three- and six-month periods ended June 30, 2005.

          Subscription Revenue. Subscription revenue, the largest component of net revenue, totaled approximately $8.4 million and $16.0 million, respectively, for the three- and six-month periods ended June 30, 2006, an increase of approximately 57% and 49%, respectively, when compared to approximately $5.3 million and $10.8 million for the respective prior periods. These increases are attributable primarily to an increase of 38% in the average number of subscribers to the Company’s services during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. We believe this growth is due largely to our success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. We believe that continued strong trading volume and stock market performance also contributed to our subscription growth when compared to the prior year period. Towards the end of the second quarter, seasonality and modestly weaker market conditions contributed to a 9% sequential decline in the value of subscription orders booked during the quarter, when compared to the quarterly period ended March 31, 2006. However, when compared to the quarterly period ended March 31, 2005, the value of subscription orders booked during the quarter increased by 39%.

          In both the six months ended June 30, 2006 and 2005, the Company expended approximately $0.6 million on its direct response marketing program. The Company plans in the remainder of 2006 to make refinements in the types of online marketing and subscription distribution arrangements it pursues, in order to obtain the best return-on-investment. Because a majority of the Company’s online advertising and subscription distribution arrangements are done on a performance basis, rather than on a fixed-fee basis, increases in subscriptions that result from these efforts will necessarily cause our marketing expense to increase. Accordingly, we expect the Company’s sales and marketing expenditures for the remainder of 2006 to increase from 2005 levels. Because the Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, the Company is able to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns.

          Advertising Revenue. Advertising revenue increased by approximately 76% and 65%, respectively, for the three- and six-month periods ended June 30, 2006, to approximately $3.7 million and $7.0 million, respectively, as compared to approximately $2.1 million and $4.2 million for the respective prior periods. These increases are attributable primarily to strong growth in the number of unique visitors to the Company’s Web sites and the addition of content to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites. The continued strength of the online advertising market also contributed to the increases. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          In January 2006, the Company introduced web logs, or “blogs” to its subscription-based RealMoney Web site. The Company plans to continue to add content (including video, audio, blogs, and non-financial content) to its free, flagship Web site in an effort to increase page views and attract more advertisers from outside the financial industry, and expand its advertising sales staff to take advantage of the current positive trends in the online advertising market. We also anticipate that, due to these trends, the proportion of the Company’s total revenue that comes from advertising is likely to increase in the remainder of 2006.

          Expenses. Over the periods, total compensation, revenue sharing costs, fees paid to non-employee content providers and credit card processing fees increased, while legal fees decreased. As a result, for the three- and six-month periods ended June 30, 2006, total operating expenses increased by approximately 54% and 39%, respectively, to approximately $9.6 million and $18.5 million, respectively, as compared to approximately $6.3 and

$13.3 million for the respective prior periods.

          The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. See “—Liquidity and Capital Resources.”

Recent Events

          On August 7, 2006, the Company acquired certain assets of Weiss Ratings, Inc. (“Ratings”). Ratings uses proprietary quantitative computer models to produce independent financial evaluations and ratings of thousands of stocks, mutual funds and financial institutions, including insurance companies, health plan providers, banks and savings and loans.

Critical Accounting Estimates

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

          The Company believes the following critical accounting estimates affect the preparation of its consolidated financial statements.

Revenue Recognition

          The Company generates its revenue primarily from subscriptions and advertising.

          Subscription revenue represents fees paid by customers for access to particular services for the term of the subscription. Subscriptions are generally charged to customers’ credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting actual refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

          Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company’s Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s web sites “click-through” to the advertiser’s Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

          Other revenue consists primarily of revenue related to the Company’s nationally syndicated daily radio program, “RealMoney with Jim Cramer,” and revenue from the online syndication of the Company’s content. Revenue for the radio program is recognized ratably as the program is broadcast. Syndication revenue is recognized ratably over the period the service is provided to the syndication partner.

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

          Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based upon annual impairment tests as of September 30, 2005, 2004 and 2003, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Business Concentrations and Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash and cash equivalents in four financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

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

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three- and six-month periods ended June 30, 2006 reflects the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three- and six-month periods ended June 30, 2006 was $472,351 and $821,316, respectively.

          Upon adoption of SFAS No. 123 (R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three- and six-month periods ended June 30, 2006 was $3.44 and $2.96 per share, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31, 2006	Three Months Ended June 30, 2006

Expected volatility	42.11%	45.23%

Risk-free interest rate	4.29%	4.98%

Expected dividends	1.25%	1.05%

          In determining the expected volatility assumption for the three months ended June 30, 2006, the Company used an historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends.

          The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

          As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2006 is based on awards that are ultimately expected to vest, it has been reduced for expected forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Results of Operations

          Through June 2005 the Company operated its business in two segments. During that period, certain functions necessary to operate the Company’s securities research and brokerage segment, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing operations – currently the sole operating segment. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services agreement. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by the Company as a whole. During May and June 2005, shared costs were allocated based on the Company’s annual budget. In June 2005, the operations of the Company’s securities research and brokerage segment were discontinued, and no further allocations have been made. Costs allocated to the discontinued segment for the three- and six-month periods ended June 30, 2006 totaled $663,241 and $1,251,083, respectively.

Comparison of Three Months Ended June 30, 2006 and June 30, 2005

          Net Revenue

	For the Three Months Ended June 30,		Change

	2006	2005	Amount	Percent

Net revenue:
Subscription	$8,406,870	$5,340,410	$3,066,460	57%
Advertising	3,707,461	2,101,015	1,606,446	76%
Other	281,886	309,371	(27,485)	-9%

Total net revenue	$12,396,217	$7,750,796	$4,645,421	60%

          Subscription. Subscription revenue is derived from annual and monthly subscriptions.

          The increase in subscription revenue is primarily the result of a 46% increase in the average number of subscribers to the Company’s services during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005. We believe this growth is due largely to our success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. We believe that continued strong trading volume and stock market performance also contributed to our subscription revenue growth. Since subscription revenue is recognized ratably over the subscription period, the increased subscriber totals have also resulted in an increase of 45% in the June 30, 2006 deferred revenue balance when compared to June 30, 2005. For the three months ended June 30, 2006, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 70% for the three months ended June 30, 2005.

          The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three month periods ended June 30, 2006 and June 30, 2005.

          Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s Web sites.

          The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company and by an increase in the number of unique visitors to the Company’s Web sites and the addition of content to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications. During the three months ended June 30, 2006, the Company achieved a 101% increase in revenue generating page views, when compared to the three months ended June 30, 2005.

          The number of advertisers for the three months ended June 30, 2006 was 70 as compared to 53 for the three months ended June 30, 2005. The Company’s top five advertisers accounted for approximately 40% of its total advertising revenue for the three months ended June 30, 2006, as compared to approximately 38% for the three months ended June 30, 2005. For the three months ended June 30, 2006, one advertiser accounted for approximately 18% of total advertising revenue. For the three months ended June 30, 2005, one advertiser accounted for approximately 11.6% of total advertising revenue.

          Other. Other revenue consists primarily of revenue related to the Company’s nationally syndicated daily radio program, “RealMoney with Jim Cramer” and syndication revenue. The decrease in other revenue is primarily the result of reduced radio program revenue.

          Operating Expense

	For the Three Months Ended June 30,		Change

	2006	2005	Amount	Percent

Operating expense:
Cost of services	$4,531,717	$2,817,405	$1,714,312	61%
Sales and marketing	2,323,577	1,798,311	525,266	29%
General and administrative	2,566,544	1,515,501	1,051,043	69%
Depreciation and amortization	216,891	147,287	69,604	47%

Total operating expense	$9,638,729	$6,278,504	$3,360,225	54%

          Operating expenses from continuing operations reported above for the three-month period ended June 30, 2005 do not include expenses that were previously allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

          Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial and technology staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

          The increase in cost of services expense during the period was primarily the result of higher compensation and related costs resulting from an increase in the average headcount, higher incentive compensation related to improved operating performance, and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan. These increases combined with higher revenue sharing costs, fees paid to non-employee content providers, computer maintenance and recruiting fees, the sum of which totals $1,559,377. The increased expense also reflects the allocation in the three months ended June 30, 2005 of cost of services expenses totaling $258,429 to the Company’s securities research and brokerage segment. Due to the discontinuation of this segment, no such allocation was made in the three months ended June 30, 2006.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

          The increase in sales and marketing expense is primarily the result of higher compensation and related costs (primarily advertising commission payments related to increased advertising revenue), increased credit card fees related to the higher subscription revenue and deferred revenue balance, combined with higher promotion, advertisement serving and recruiting expenses, the sum of which totals $459,007. The increased expense also reflects the allocation in the three months ended June 30, 2005 of sales and marketing expenses totaling $6,019 to the Company’s securities research and brokerage segment. Due to the discontinuation of this segment, no such allocation was made in the three months ended June 30, 2006.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

          The increase in general and administrative expense is primarily the result of higher compensation and related costs resulting from increased incentive compensation related to improved operating performance, higher salary expense due to an increase in the average headcount, and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan, the sum of which totals $852,729. The increased expense also reflects the allocation in the three months ended June 30, 2005 of general and administrative expenses totaling $361,490 to the Company’s securities research and brokerage segment. Due to the discontinuation of this segment, no such allocation was not made in the three months ended June 30, 2006.

          Depreciation and amortization. The increase in depreciation and amortization expense primarily reflects increased capital expenditures. Additionally, expenses totaling $35,240 were allocated to the Company’s securities research and brokerage segment in the three months ended June 30, 2005. Due to the discontinuation of this segment, no such allocation was not made in the three months ended June 30, 2006.

          Net Interest Income

	For the Three Months Ended June 30,		Change

	2006	2005	Amount	Percent

Net interest income	$518,663	$180,079	$338,584	188%

          The increase in net interest income is primarily the result of increased cash balances and higher interest rates.

          Discontinued Operations

	For the Three Months Ended June 30,		Change

	2006	2005	Amount	Percent

Loss from discontinued operations	$—	$(1,539,232)	$1,539,232	100%
Income (loss) on disposal of discontinued operations	17,840	(2,383,352)	2,401,192	N/A

Income (loss) from discontinued operations	$17,840	$(3,922,584)	$3,940,424	N/A

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          For the three months ended June 30, 2006, gain on disposal of discontinued operations represents reductions to previously estimated shutdown costs, partially offset by additional legal fees incurred in connection with the liquidation process.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	June 30,	December 31,

	2006	2005

Current assets	$3,200	$3,200
Current liabilities	$248,496	$279,930

          As of June 30, 2006, current assets of discontinued operations consists of a rent security deposit, and current liabilities of discontinued operations consists primarily of accrued shutdown costs.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

          Net Revenue

	For the Six Months Ended June 30,		Change

	2006	2005	Amount	Percent

Net revenue:
Subscription	$16,034,909	$10,767,690	$5,267,219	49%
Advertising	6,950,210	4,207,289	2,742,921	65%
Other	558,203	581,003	(22,800)	-4%

Total net revenue	$23,543,322	$15,555,982	$7,987,340	51%

          Subscription. The increase in subscription revenue is primarily the result of a 38% increase in the average number of subscribers to the Company’s services during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. We believe this growth is due largely to our success in (i) signing and implementing agreements with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. We believe that continued strong trading volume and stock market performance also contributed to our subscription revenue growth. Since subscription revenue is recognized ratably over the subscription period, the increased subscriber totals have also resulted in an increase of 45% in the June 30, 2006 deferred revenue balance when compared to June 30, 2005. For the six months ended June 30, 2006, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 69% for the six months ended June 30, 2005.

          The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the six month periods ended June 30, 2006 and June 30, 2005.

          Advertising. The increase in advertising revenue is primarily the result of continued improvements in the online advertising market, the successful overall performance of advertising campaigns delivered by the Company and by an increase in the number of unique visitors to the Company’s Web sites and the addition of content to the

Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications. During the six months ended June 30, 2006, the Company achieved a 110% increase in revenue generating page views, when compared to the six months ended June 30, 2005.

          The number of advertisers for the six months ended June 30, 2006 was 93 as compared to 67 for the six months ended June 30, 2005. The Company’s top five advertisers accounted for approximately 41% of its total advertising revenue for the six months ended June 30, 2006, as compared to approximately 38% for the six months ended June 30, 2005. For the six months ended June 30, 2006, one advertiser accounted for approximately 20.1% of total advertising revenue. For the six months ended June 30, 2005, one advertiser accounted for approximately 10.2% of total advertising revenue.

          Other. The decrease in other revenue is primarily the result of reduced radio program revenue.

          Operating Expense

	For the Six Months Ended June 30,		Change

	2006	2005	Amount	Percent

Operating expense:
Cost of services	$8,678,629	$5,718,089	$2,960,540	52%
Sales and marketing	4,470,492	3,786,662	683,830	18%
General and administrative	4,938,394	3,462,344	1,476,050	43%
Depreciation and amortization	403,879	289,648	114,231	39%

Total operating expense	$18,491,394	$13,256,743	$5,234,651	39%

          Operating expenses from continuing operations reported above for the six-month period ended June 30, 2005 do not include expenses that were previously allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

          Cost of services. The increase in cost of services expense during the period was primarily the result of higher compensation and related costs resulting from an increase in the average headcount, higher incentive compensation related to improved operating performance, and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan, combined with higher revenue sharing costs, fees paid to non-employee content providers, hosting, computer maintenance and recruiting fees, the sum of which totals $2,887,743. The increased expense also reflects the allocation in the six months ended June 30, 2005 of cost of services expenses totaling $507,262 to the Company’s securities research and brokerage segment. Due to the discontinuation of this segment, no such allocation was made in the six months ended June 30, 2006.

          Sales and marketing. The increase in sales and marketing expense is primarily the result of higher commissions due to increased advertising and subscription revenue, increased credit card fees related to the higher subscription revenue and deferred revenue balance, combined with higher advertisement serving, promotion and recruiting expenses, the sum of which totals $816,349, partially offset by reduced compensation due to a lower average headcount totaling $189,775. The increased expense also reflects the allocation in the six months ended June 30, 2005 of sales and marketing expenses totaling $11,009 to the Company’s securities research and brokerage segment. Due to the discontinuation of this segment, no such allocation was made in the three months ended June 30, 2006.

          General and administrative. The increase in general and administrative expense is primarily the result of higher compensation and related costs resulting from increased incentive compensation related to improved operating performance, higher salary expense due to an increase in the average headcount, and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan, the sum of which totals $1,414,230. These increased expenses were partially offset by reduced legal fees totaling $274,138 due to the absence of the fees related to the consideration of possible strategic alternatives that were incurred during the six months ended June 30, 2005. The increased expense also reflects the allocation in the six months ended June 30, 2005 of general and administrative expenses totaling $667,185 to the Company’s securities research and brokerage segment. Due to the discontinuation of this segment, no such allocation was made in the three months ended June 30, 2006.

          Depreciation and amortization. The increase in depreciation and amortization expense primarily reflects increased capital expenditures. Additionally, expenses totaling $62,250 were allocated to the Company’s securities research and brokerage segment in the six months ended June 30, 2005. Due to the discontinuation of this segment, no such allocation was not made in the three months ended June 30, 2006.

          Net Interest Income

	For the Six Months Ended June 30,		Change

	2006	2005	Amount	Percent

Net interest income	$858,719	$334,205	$524,514	157%

          The increase in net interest income is primarily the result of increased cash balances and higher interest rates.

          Discontinued Operations

	For the six Months Ended June 30,		Change

	2006	2005	Amount	Percent

Loss from discontinued operations	$—	$(3,374,783)	$3,374,783	100%
Income (loss) on disposal of discontinued operations	12,323	(2,383,352)	2,395,675	N/A

Income (loss) from discontinued operations	$12,323	$(5,758,135)	$5,770,458	N/A

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          For the six months ended June 30, 2006, gain on disposal of discontinued operations represents reductions to previously estimated shutdown costs, partially offset by additional legal fees incurred in connection with the liquidation process.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	June 30,	December 31,

	2006	2005

Current assets	$3,200	$3,200
Current liabilities	$248,496	$279,930

          As of June 30, 2006, current assets of discontinued operations consists of a rent security deposit, and current liabilities of discontinued operations consists primarily of accrued shutdown costs.

Liquidity and Capital Resources

          The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of June 30, 2006, the Company’s cash and cash equivalents and current and non-current restricted cash amounted to $45,853,313, representing 82% of total assets.

          Cash generated from operations was sufficient to cover expenses during the six months ended June 30, 2006. Net cash provided by operating activities totaled $10,184,891 for the six months ended June 30, 2006, as compared to net cash used in operating activities totaling $2,339,066 for the six months ended June 30, 2005. The increase in net cash provided by operating activities was primarily the result of the following:

•	Improved operating results from continuing operations;

•

Lower incentive compensation payments during the three months ended March 31, 2006 related to the 2005 fiscal year, as compared to payments made during the three months ended March 31, 2005 related to the 2004 fiscal year;

•	Reduced expenditures due to the shutdown of IRG Research’s operations;

•	Increased cash from strong sales of subscription services leading to an increase in the growth of deferred revenue; and

•	Increased noncash expenditures.

          Net cash provided by operating activities of $10,184,891 for the six months ended June 30, 2006 was primarily the result of the Company’s net income of $5,804,510 combined with an increase in deferred revenue (resulting from strong subscription sales), non cash expenses and an increase in accrued expenses, the sum of which totals $4,897,451. This total was partially offset by an increase in prepaid expenses (primarily related to the timing of the renewal of the Company’s directors and officers insurance) and an increase in accounts receivable (primarily the result of increased billings caused by higher advertising revenue), the sum of which totals $665,838.

          Net cash used in investing activities of $129,904 for the six months ended June 30, 2006 was the result of capital expenditures partially offset by the sale of a short-term investment. Capital expenditures generally consisted of purchases of computer software and hardware, and telephone equipment.

          Net cash provided by financing activities of $2,283,787 for the six months ended June 30, 2006 consisted of the proceeds from the exercise of stock options, totaling $4,216,978, partially offset by cash dividends paid, the purchase of treasury stock and a decrease in note payable, the sum of which totals $1,933,191.

          The Company has a total of $1,100,000 of cash invested in certificates of deposit and money market investments which serves as collateral for outstanding letters of credit and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this amount, the Company anticipates that $600,000 will become unrestricted within the next 12 months and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $500,000 of restricted cash will become unrestricted in November 2009.

          The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $4.2 million through June 30, 2007, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared both a first and second quarter cash dividend in the amount of $0.025 per share of common stock, which resulted in a cash expenditure of approximately $0.7 million and $1.3 million in the three- and six-month periods ended June 30, 2006, respectively. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Commitments and Contingencies

          The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses decreased to $404,585 for the three month period ended June 30, 2006, as compared to $431,500 for the three month period ended June 30, 2005. Rent and equipment rental expenses increased to $807,279 for the six month period ended June 30, 2006, as compared to $769,158 for the six month period ended June 30, 2005. The changes in rent and equipment rental expenses reflect the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $33,307 and $64,410 in the three- and six-month periods ended June 30, 2005. Such allocation was not made in the three- and six-month periods ended June 30, 2006. The change in rent and equipment rental expense is also the result of the timing and amount of retroactive operating expense escalation charges. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of June 30, 2006, total future minimum cash payments are as follows:

	Payments Due by Period

		Less Than			After
Contractual obligations:	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years

Operating leases	$3,512,422	$1,258,856	$1,899,619	$353,947	$—
Employment agreements	2,574,875	1,866,875	708,000	—	—
Outside contributor agreements	262,719	262,719	—	—	—
Note payable	74,434	74,434	—	—	—

Total contractual cash obligations	$6,424,450	$3,462,884	$2,607,619	$353,947	$—

          Four additional agreements were signed subsequent to June 30, 2006 that guarantee payments of $727,479 and $819,671 within the next year and within the one to three year period, respectively, and are dependent on the future fulfillment of the services thereunder.

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

Item 4. Controls and Procedures.

          A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Controller, who performed the functions associated with the position of Chief Financial Officer during the quarterly period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Controller concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Chase H&Q, Thomas Weisel Partners LLC, FleetBoston Robertson Stephens, and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action, including Mr. Cramer, has been dismissed without prejudice. On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement with the plaintiffs. The settlement is subject to approval by the court overseeing the litigation.

          Although the lawsuit against us is an independent cause of action vis-à-vis the lawsuits pending against other issuers in the consolidated proceeding, and no issuer is liable for any wrongdoing allegedly committed by any other issuer, the proposed settlement between the plaintiffs and the issuers is being done on a collective basis. Generally, under the terms of the settlement, in exchange for the delivery by our insurers and those of the other defendants of an undertaking guaranteeing that the plaintiffs will recover, in the aggregate, at least $1 billion from the underwriters, and the assignment to the plaintiffs by the issuers of their interests in claims against the underwriters for excess compensation in connection with their IPOs, the plaintiffs will release the non-bankrupt issuers from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. The costs and expenses of the settlement are expected to be borne by the Company’s insurers.

          Pursuant to an Opinion and Order dated February 15, 2005, the settlement was preliminarily approved by the court, subject to certain minor modifications. Such modifications have been made and were approved by the Court pursuant to an Order dated August 31, 2005. Notice of the settlement was distributed to all settlement class members beginning on November 15, 2005. The settlement fairness hearing was held on April 24, 2006. A decision from the court on whether the settlement is fair to the class members is expected in the near future. In the event the settlement does not receive final approval and the Company remains a defendant or any of its former individual defendants is again named as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations and cash flows.

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

          In the second quarter of 2006, our top five advertisers accounted for approximately 40% of our total advertising revenue, as compared to approximately 46% for the first quarter of 2006 and approximately 38% for the second quarter of 2005. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as advertisers of automotive and luxury goods, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April 1 – 30, 2006	—	$—	—	$2,678,878
May 1 – 31, 2006	—	$—	—	$2,678,878
June 1 – 30, 2006	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

* In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date. See Note 3 to Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities.

          Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 24, 2006, and the results of the voting were as follows:

•

The election of James J. Cramer (votes for: 23,477,829; withheld: 895,409), and Martin Peretz (votes for: 23,465,776; withheld: 907,462) as Class I directors of the Company, to serve until the annual meeting in 2009 or until their successors are elected and qualified; and

•

The ratification of the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 (votes for: 24,256,644; votes against: 10,922; abstain: 105,672).

Item 5. Other Information.

          Not applicable.

Item 6. Exhibits.

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Employment Agreement, dated July 5, 2006, between Eric Ashman and TheStreet.com, Inc. ²

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

²	Indicates compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: August 9, 2006	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Eric Ashman

Eric Ashman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
10.1	Employment Agreement, dated July 5, 2006, between Eric Ashman and TheStreet.com, Inc. ²

31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
²	Indicates compensatory plan or arrangement.