Form 10-Q
period 2006-09-30
THESTREET COM
filed 2006-11-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of November 7, 2006)

Common Stock, par value $0.01 per share	27,564,168

TheStreet.com, Inc.
Form 10-Q

For the Three and Nine Months Ended September 30, 2006

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$43,240,685	$32,414,539
Restricted cash	600,000	300,000
Short-term investments	—	500,000
Accounts receivable, net of allowance for doubtful accounts of $179,084 as of September 30, 2006 and $131,840 as of December 31, 2005	4,347,236	3,195,178
Other receivables	161,203	185,856
Prepaid expenses and other current assets	1,255,984	1,101,570
Current assets of discontinued operations	3,200	3,200

Total current assets	49,608,308	37,700,343
Property and equipment, net of accumulated depreciation and amortization of $14,143,257 as of September 30, 2006 and $13,494,175 as of December 31, 2005	2,939,021	1,987,207
Other assets	173,366	133,623
Goodwill	4,518,428	1,990,312
Other intangibles, net	2,312,600	493,333
Restricted cash	500,000	800,000

Total assets	$60,051,723	$43,104,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,023,587	$1,135,318
Accrued expenses	5,810,944	4,142,233
Deferred revenue	13,084,488	9,928,254
Current portion of note payable	48,535	102,931
Other current liabilities	77,271	52,775
Current liabilities of discontinued operations	246,721	279,930

Total current liabilities	20,291,546	15,641,441
Note payable	—	22,146

Total liabilities	20,291,546	15,663,587

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 33,197,035 shares issued and 27,445,035 shares outstanding as of September 30, 2006, and 31,220,123 shares issued and 25,535,105 shares outstanding as of December 31, 2005	331,970	312,201
Additional paid-in capital	193,098,775	189,167,895
Treasury stock at cost; 5,752,000 shares as of September 30, 2006 and 5,685,018 shares as of December 31, 2005	(9,033,471)	(8,502,310)
Accumulated deficit	(144,637,097)	(153,536,555)

Total stockholders’ equity	39,760,177	27,441,231

Total liabilities and stockholders’ equity	$60,051,723	$43,104,818

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

	(unaudited)		(unaudited)
Net revenue:
Subscription	$8,633,473	$5,800,994	$24,668,382	$16,568,684
Advertising	3,739,605	2,117,805	10,689,815	6,325,094
Other	576,290	277,272	1,134,493	858,275

Total net revenue	12,949,368	8,196,071	36,492,690	23,752,053

Operating expense:
Cost of services	4,892,006	3,209,928	13,570,635	8,928,017
Sales and marketing	2,327,948	1,727,563	6,798,440	5,514,225
General and administrative	2,840,680	1,920,532	7,779,074	5,382,876
Depreciation and amortization	314,356	191,092	718,235	480,740

Total operating expense	10,374,990	7,049,115	28,866,384	20,305,858

Operating income	2,574,378	1,146,956	7,626,306	3,446,195
Net interest income	584,281	229,026	1,443,000	563,231

Income from continuing operations before income taxes	3,158,659	1,375,982	9,069,306	4,009,426
Provision for income taxes	63,162	—	181,622	—

Income from continuing operations	3,095,497	1,375,982	8,887,684	4,009,426

Discontinued operations:
Income (loss) from discontinued operations	—	278,260	—	(3,096,523)
(Loss) income on disposal of discontinued operations	(549)	(49,731)	11,774	(2,433,083)

(Loss) income from discontinued operations	(549)	228,529	11,774	(5,529,606)

Net income (loss)	$3,094,948	$1,604,511	$8,899,458	$(1,520,180)

Basic net income (loss) per share
Income from continuing operations	$0.11	$0.05	$0.33	$0.16

Income (loss) from discontinued operations	—	0.01	—	(0.12)
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00	(0.10)

(Loss) income from discontinued operations	(0.00)	0.01	0.00	(0.22)

Net income (loss)	$0.11	$0.06	$0.33	$(0.06)

Diluted net income (loss) per share
Income from continuing operations	$0.11	$0.05	$0.33	$0.15

Income (loss) from discontinued operations	—	0.01	—	(0.12)
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00	(0.09)

(Loss) income from discontinued operations	(0.00)	0.01	0.00	(0.21)

Net income (loss)	$0.11	$0.06	$0.33	$(0.06)

Weighted average basic shares outstanding	27,337,453	24,942,590	26,807,231	24,801,681

Weighted average diluted shares outstanding	28,180,641	26,182,600	27,253,167	25,986,455

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2006	2005

	(unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$8,899,458	$(1,520,180)
(Income) loss from discontinued operations	(11,774)	5,529,606

Income from continuing operations	8,887,684	4,009,426
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,317,964	—
Provision for doubtful accounts	47,500	37,000
Depreciation and amortization	718,235	480,740
Deferred rent	64,551	41,815
Changes in operating assets and liabilities:
Accounts receivable	(1,199,558)	(648,849)
Other receivables	24,653	3,238
Prepaid expenses and other current assets	(154,414)	(180,925)
Other assets	(15,836)	(100)
Accounts payable	(111,731)	5,680
Accrued expenses	1,668,711	(1,403,577)
Deferred revenue	1,727,801	2,091,543
Other current liabilities	28,314	(66,608)

Net cash provided by continuing operations	13,003,874	4,369,383
Net cash used in discontinued operations	(21,435)	(6,005,250)

Net cash provided by (used in) operating activities	12,982,439	(1,635,867)

Cash Flows from Investing Activities:
Purchase of Weiss Ratings, Inc.	(3,350,093)	—
Sale of short-term investments	500,000	—
Capital expenditures	(1,331,182)	(392,123)

Net cash used in investing activities	(4,181,275)	(392,123)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	4,671,103	1,499,519
Dividends paid	(2,038,418)	—
Repayment of note payable	(76,542)	(71,531)
Purchase of treasury stock	(531,161)	—
Restricted cash	—	405,000

Net cash provided by financing activities	2,024,982	1,832,988

Net increase (decrease) in cash and cash equivalents	10,826,146	(195,002)
Cash and cash equivalents, beginning of period	32,414,539	29,779,235

Cash and cash equivalents, end of period	$43,240,685	$29,584,233

Supplemental disclosures of cash flow information:

Cash payments made for interest	$21,294	$18,180

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

          TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading multimedia creator of business and investment content, which it makes available through both online and print publications, content syndication and audio and video programming. The Company receives revenue from subscription sales, advertising and sponsorship sales, as well as syndication and radio programming.

Basis of Presentation

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

          The consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

          In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations and cash flows. See Note 7 in Notes to Consolidated Financial Statements.

          For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

2. ACQUISITION

          On August 7, 2006, the Company, through its newly formed, wholly-owned subsidiary, TheStreet.com Ratings, Inc., acquired substantially all of the assets and certain liabilities of Weiss Ratings, Inc. (“Ratings”), a wholly owned subsidiary of Weiss Group, Inc. that provides independent ratings and evaluations of mutual funds, exchange-traded funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. The Company paid cash consideration of $3.2 million, equal to the total purchase price of $4.7 million less the estimated value of assumed deferred revenue liabilities totaling approximately $1.5 million. The purchase price is subject to adjustment within 90 days of the closing date of the transaction, based upon a final accounting of the deferred revenue liabilities assumed. Additionally, the Company has accrued for legal fees in connection with the acquisition totaling approximately $150,000.

          The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the preliminary allocation of the purchase price for the acquisition is as follows:

Assets acquired:
Property and equipment	$348,411
Intangible assets (amortizable over 3 - 5 years)	1,902,000
Goodwill	2,596,365

Total assets acquired	4,846,776

Liabilities assumed:
Deferred revenue	1,496,683

Total liabilities assumed	1,496,683

Total cash consideration (including legal fees)	$3,350,093

          In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recognized certain intangible assets acquired, primarily a syndication agreement, software models and a covenant not to compete. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the syndication agreement of $870,000, software models of $562,000 and covenant not to compete of $470,000 will be amortized over their estimated useful lives ranging from three to five years. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years.

          Unaudited pro forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the SEC. The unaudited pro forma consolidated financial information for the three- and nine-month periods ended September 30, 2006 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Total net revenue	$13,483,867	$9,743,587	$39,745,230	$27,623,248
Net income (loss)	3,101,065	1,635,006	7,997,601	(2,405,050)
Basic net income (loss) per share	0.11	0.07	0.30	(0.10)
Diluted net income (loss) per share	0.11	0.06	0.29	(0.09)
Weighted average basic shares outstanding	27,337,453	24,942,590	26,807,231	24,801,681
Weighted average diluted shares outstanding	28,180,641	26,182,600	27,253,167	25,986,455

3. STOCK-BASED COMPENSATION

          Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), 8,900,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. As of September 30, 2006, there remained 491,492 shares available for future awards under the Plan.

          An Option represents the right, once the Option has vested and become exercisable, to purchase a share of the Company’s common stock at a particular exercise price set at the time of the grant. An RSU represents the right to receive one share of the Company’s common stock on the applicable vesting date for such RSU. Until the stock certificate for a share of common stock represented by an RSU is delivered, the holder of an RSU does not have any of the rights of a stockholder with respect to the common stock. However, the grant of an RSU includes the grant of dividend equivalents with respect to such RSU. The Company will maintain a bookkeeping account to which it will credit, whenever cash dividends are paid on the common stock, an amount equal to the amount of the dividend paid on a share of common stock for each then-outstanding RSU granted. The accumulated dividend equivalents will vest on the applicable vesting date for the RSU with respect to which such dividend equivalents were credited, and will be paid in cash at the time a stock certificate evidencing the shares represented by such vested RSU is delivered.

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

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month and nine-month periods ended September 30, 2006 was $496,648 and $1,317,964, respectively. As of September 30, 2006, there was approximately $3.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.25 years.

          SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each RSU, which the Company issued for the first time during the three-month period ended March 31, 2006, is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month and nine-month periods ended September 30, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the nine-month period ended September 30, 2006 was $3.50, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

Expected option lives	3.5 years	4.0 years
Expected volatility	44.84%	58.50%
Risk-free interest rate	4.76%	3.45%
Expected dividends	1.08%	0.00%

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

          Had compensation for the Company’s outstanding share-based payment awards granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net income or loss and basic and diluted net income or loss per share for the three-month and nine-month periods ended September 30, 2005 would have been as follows:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income (loss), as reported	$1,604,511	$(1,520,180)
Add: non-cash compensation, proforma	111,035	(777,370)

Net income (loss), proforma	$1,715,546	$(2,297,550)

Basic net income (loss) per share, as reported	$0.06	$(0.06)

Diluted net income (loss) per share, as reported	$0.06	$(0.06)

Basic net income (loss) per share, pro forma	$0.07	$(0.09)

Diluted net income (loss) per share, pro forma	$0.07	$(0.09)

          A summary of the activity of the Stock Incentive Plan is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding January 1, 2006	3,969,149	$2.93
Options granted	644,500	$9.76
Restricted stock units granted	129,500	$0.00
Options exercised	(1,976,912)	$2.36
Options cancelled	(112,847)	$4.08
Restricted stock units cancelled	(18,500)	$0.00

Awards outstanding September 30, 2006	2,634,890	$4.85	$15,557	2.72

Awards vested and expected to vest at September 30, 2006	2,483,715	$4.67	$15,047	1.74

Options exercisable at September 30, 2006	1,246,569	$3.12	$9,371	1.69

Restricted stock units exercisable at September 30, 2006	0	$0.00	$0	2.04

          A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2006 and changes in the nine-month period then ended, is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at January 1, 2006	1,424,176	$2.02
Shares underlying awards granted	644,500	$3.50
Shares underlying restricted stock units granted	129,500	$7.95
Shares underlying awards vested	(678,509)	$2.01
Shares underlying awards cancelled	(112,846)	$2.01
Shares underlying restricted stock units cancelled	(18,500)	$7.97

Shares underlying awards unvested at September 30, 2006	1,388,321	$3.19

          For the nine-month period ended September 30, 2006, the total fair value of share-based awards vested was $1,365,924.

4. STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the nine-month period ended September 30, 2006, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

          Under the terms of the Plan, 8,900,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs) or any combination thereof. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Options generally vest over a three year period and have terms of five years. In connection with awards under the Plan, the Company recorded $496,648 and $1,317,964 of non-cash compensation for the three-month and nine-month periods ended September 30, 2006.

          For the three-month and nine-month periods ended September 30, 2006, 265,000 and 644,500 options, respectively, and zero and 129,500 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three-month and nine-month periods ended September 30, 2006, 226,733 and 1,976,912 stock options, respectively, were exercised yielding approximately $0.5 million and $4.7 million, respectively, to the Company.

Common Stock Dividends

          On September 29, 2006, the Company paid its third quarterly cash dividend of $0.025 per share on its common stock, to shareholders of record at the close of business on September 15, 2006. This dividend totaled approximately $0.7 million. For the nine months ended September 30, 2006, dividends paid totaled approximately $2.0 million.

5. LEGAL PROCEEDINGS

          On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. A collective settlement has been reached between the plaintiffs, the approximately 300 issuer defendants in the litigation, including the Company, and the insurance carriers of the issuer defendants. Accordingly, On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement agreement with the plaintiffs. The collective settlement was preliminarily approved by the court on February 1, 2005, subject to certain minor modifications, which were made and approved by the court on August 31, 2005. The settlement fairness hearing was held on April 24, 2006, and a decision from the court on whether the settlement is fair to the class members is expected in the near future. The settlement agreements collectively provide as follows:

          The Company and the other issuer defendants will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants will also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs will receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class will recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3-4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1.0 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs will release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) will be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

          If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company.

          If the settlement is not approved, the Company intends to defend the action vigorously. In the event the settlement does not receive final court approval and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

6. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

          The Company presents both basic and diluted income or loss per share from continuing operations and discontinued operations and from loss on disposal of discontinued operations in the accompanying consolidated statements of operations. The Company computes net income or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. The total common stock equivalents included in the calculation of diluted earnings per share amounted to 843,188 and

445,936 for the three- and nine-month periods ended September 30, 2006, respectively. Stock options were included in the calculation of diluted earnings per share only when the average closing price of the Company’s common stock during the period exceeded the exercise price of the option. The total number of stock options that were excluded from the diluted earnings per share calculation amounted to 182,500 and 340,000 for the three- and nine-month periods ended September 30, 2006, respectively.

7. DISCONTINUED OPERATIONS

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statements of operations.

          For the three-month and nine-month periods ended September 30, 2006 and 2005, net revenue and net loss or income from discontinued operations were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenue	$—	$297,045	$—	$2,565,081

Income (loss) from discontinued operations	$—	$278,260	$—	$(3,096,523)
(Loss) income on disposal of discontinued operations	(549)	(49,731)	11,774	(2,433,083)

(Loss) income from discontinued operations	$(549)	$228,529	$11,774	$(5,529,606)

          For the three-month period ended September 30, 2006, the Company recorded a loss on disposal of discontinued operations of $549. For the nine-month period ended September 30, 2006, the Company recorded income on disposal of discontinued operations of $11,774.

          The following table displays the activity and balances of the provisions related to discontinued operations:

				1 Qtr 2006 Activity			2 Qtr 2006 Activity			3 Qtr 2006 Activity
	Initial Charge	Year 2005 Activity	Balance 12/31/05			Balance 3/31/06			Balance 6/30/06			Balance 9/30/06
				Deductions	Adjustments		Deductions	Adjustments		Deductions	Adjustments

Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Severance payments	1,134,323	(905,566)	228,757	710	—	229,467	(5,478)	—	223,989	(1,564)	—	222,425
Extinguishment of lease and other obligations	582,483	(531,310)	51,173	(10,665)	5,517	46,025	(3,678)	(17,840)	24,507	(760)	549	24,296

	$2,383,352	$(2,103,422)	$279,930	$(9,955)	$5,517	$275,492	$(9,156)	$(17,840)	$248,496	$(2,324)	$549	$246,721

8. BUSINESS CONCENTRATIONS AND CREDIT RISK

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in four financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

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

Overview

History

          TheStreet.com, Inc. (collectively, with its wholly-owned subsidiaries, “we” or the “Company”) was organized in June 1996 as a Delaware limited liability company and converted to a Delaware C-corporation in May 1998. The Company creates business and investment content, which it makes available through both online and print publications, content syndication and audio and video programming. The Company receives revenue from subscription sales, advertising and sponsorship sales, as well as syndication and radio programming.

Current State of the Company

          In August 2006, the Company announced the acquisition of the assets of Weiss Ratings, Inc. (“Ratings”), which provides independent ratings and evaluations of mutual funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. We paid cash consideration of $3.2 million, equal to the total purchase price of $4.7 million less the estimated value of assumed deferred revenue liabilities totaling approximately $1.5 million. We have rebranded the business as TheStreet.com Ratings, and have begun the integration of the Ratings content into our free online offerings.

          Our total net revenue for the three- and nine-month periods ended September 30, 2006 was approximately $12.9 million and $36.5 million, respectively, an increase of approximately 58% and 54%, respectively, when compared to approximately $8.2 million and $23.8 million for the respective prior periods. Our income from continuing operations for the three- and nine-month periods ended September 30, 2006 totaled approximately $3.1 million and $8.9 million, respectively, an increase of approximately 125% and 122%, respectively, when compared to approximately $1.4 million and $4.0 million, respectively, for the three- and nine-month periods ended September 30, 2005.

          Subscription Revenue. Subscription revenue, the largest component of net revenue, totaled approximately $8.6 million and $24.7 million, respectively, for the three- and nine-month periods ended September 30, 2006, an increase of approximately 49% and 49%, respectively, when compared to approximately $5.8 million and $16.6 million for each of the respective prior periods. These increases are attributable primarily to an increase of 33% in the average number of subscribers to our services during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. We believe this growth in our subscription revenue is due largely to our success in (i) signing new agreements and expanding existing relationships with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. We believe that strong trading volume and stock market performance during much of the previous 12 months also contributed to our strong increase in subscription revenue when compared to the prior year period. Finally, we added new subscribers as a result of our acquisition of the assets of Ratings during the recent quarter, which contributed to the growth in our subscription revenue as compared to the prior year period.

          However, as compared to the second quarter of this year, subscription revenue during the recent quarter increased by $0.2 million, or 3%, and the value of subscription orders booked during the quarter declined 23%, from $9.2 million to $7.0 million. We plan to increase our efforts to grow our subscriber base, including increasing our marketing expenditures for the remainder of 2006, enhancing our subscription services, and introducing new and bundled offerings. See “—Expenses.”

          Advertising Revenue. Advertising revenue increased by approximately 77% and 69%, respectively, for the three- and nine-month periods ended September 30, 2006, to approximately $3.7 million and $10.7 million, respectively, as compared to approximately $2.1 million and $6.3 million for the respective periods last year. These increases are attributable primarily to strong year-over-year growth in the number of unique visitors to the Company’s Web sites and the addition of content, particularly personal finance, lifestyle and video content, to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites. The strength of the online advertising market during the previous 12 months also contributed to the increases. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          In January 2006, the Company introduced web logs, or “blogs” to its subscription-based RealMoney Web site. We plan to continue to add content (including video, audio, blogs, and non-financial content) to our free, flagship Web site in an effort to increase page views and attract more advertisers from outside the financial industry, and expand its advertising sales staff to take advantage of the current positive trends in the online advertising market. We also anticipate that, due to these trends, the proportion of the Company’s total revenue that comes from advertising is likely to increase in the remainder of 2006.

          Expenses. Over the periods, total compensation, revenue sharing costs, fees paid to non-employee content providers, recruiting fees, hosting costs and credit card processing fees increased, while legal fees decreased. As a result, for the three- and nine-month periods ended September 30, 2006, total operating expenses increased by approximately 47% and 42%, respectively, to approximately $10.4 million and $28.9 million, respectively, as compared to approximately $7.0 and $20.3 million for the respective periods last year.

          In the nine months ended September 30, 2006 and 2005, the Company expended approximately $1.7 million and $1.4 million, respectively, on its marketing programs. The programs are designed to generate free-trial subscriptions to our products and drive traffic to our Web sites, and consist of promotional advertising campaigns on search engines, online media networks, financial portals and smaller niche Web sites, subscription marketing and distribution arrangements and email marketing campaigns. In an effort to attract new subscribers and increase traffic, during the remainder of 2006, we plan to expand our marketing relationships with certain of our existing partners and to pursue additional arrangements with new marketing partners. Accordingly, we expect our marketing expenditures for the fourth quarter of 2006 to increase from 2005 levels. Because many of the Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, the Company is able to adjust its expenditures on a weekly or monthly basis, depending on the return-on-investment of the campaigns.

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

          Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The provision is recorded as a reduction of revenue. The calculation of this provision is based upon historical trends and is reevaluated each quarter.

          Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner and email advertisements on the Company’s Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites ‘click-through’ to the advertisers Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed ‘click-throughs’ or other relevant delivery criteria are fulfilled.

          Advertising revenue is subject to estimation and variability due to our policy of recognizing revenue only for arrangements with customers in which, among other things, management believes that collectibility of amounts due is reasonably assured. Accordingly, we estimate and record a provision for doubtful accounts for estimated losses resulting from the inability of our advertising customers to make required payments. This provision is recorded as a bad debt expense. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

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

Business Concentrations and Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in four financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

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

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three- and nine-month periods ended September 30, 2006 was $496,648 and $1,317,964, respectively.

          Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the nine-month period ended September 30, 2006 was $3.50, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Nine Months Ended September 30, 2006

Expected option lives	3.5 years
Expected volatility	44.84%
Risk-free interest rate	4.76%
Expected dividends	1.08%

          As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2006 is based on awards that are ultimately expected to vest, it has been reduced for expected forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Results of Operations

          Through June 2005 the Company operated its business in two segments. During that period, certain functions necessary to operate the Company’s securities research and brokerage segment, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing operations –

currently the sole operating segment. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services agreement. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by the Company as a whole. During May and June 2005, shared costs were allocated based on the Company’s annual budget. Management of the Company believes these allocation methods to have been reasonable. In June 2005, the operations of the Company’s securities research and brokerage segment were discontinued, and no further allocations have been made. Costs allocated to the discontinued segment for the three- and nine-month periods ended September 30, 2005 totaled zero and $1,251,083, respectively.

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

          Net Revenue

	For the Three Months Ended September 30,		Change

	2006	2005	Amount	Percent

Net revenue:
Subscription	$8,633,473	$5,800,994	$2,832,479	49%
Advertising	3,739,605	2,117,805	1,621,800	77%
Other	576,290	277,272	299,018	108%

Total net revenue	$12,949,368	$8,196,071	$4,753,297	58%

          Subscription. Subscription revenue is derived from annual and monthly subscriptions.

          The increase in subscription revenue is primarily the result of a 32% increase in the average number of subscribers to the Company’s services during the recent quarter as compared to the same quarter last year. Since subscription revenue is recognized ratably over the subscription period, the increased subscriber totals have also resulted in an increase of 39% in deferred revenue at September 30, 2006 as compared to September 30, 2005. We believe this growth in our subscription revenue and deferred revenue is due largely to our success in (i) signing new agreements and expanding existing relationships with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by contributor James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. We believe that strong trading volume and stock market performance during much of the previous 12 months also contributed to the increases in subscription revenue and deferred revenue. Additionally, as a result of the Ratings acquisition during the recent quarter, we added new subscribers, which contributed to the growth in our subscription revenue as compared to the prior year period. See Note 2 in Notes to Consolidated Financial Statements.

          For the recent quarter, approximately 68% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 70% for the same quarter last year. The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the recent quarter and the same quarter last year.

          Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s Web sites.

          The increase in advertising revenue is the result of a 30% increase in the number of unique visitors to the Company’s Web sites and the addition of content, particularly personal finance, lifestyle, and video content, to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the

Company’s Web sites by 51% in the recent quarter over the same quarter last year. The strength of the online advertising market during the previous 12 months also contributed to the increase. These factors in turn led to a 13% increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          The number of advertisers during the recent quarter was 71, as compared to 63 for the same quarter last year. The Company’s top five advertisers accounted for approximately 41% of its total advertising revenue for the recent quarter, as compared to approximately 38% for the same quarter last year. For the recent quarter, one advertiser accounted for more than 10% (approximately 14%) of total advertising revenue. For the same quarter last year, one advertiser accounted for more than 10% (approximately 12%) of total advertising revenue.

          Other. Other revenue consists primarily of syndication revenue and revenue related to the Company’s nationally syndicated daily radio program, “RealMoney with Jim Cramer.” The increase in other revenue is primarily the result of revenue received from the syndication of independent research from Ratings by certain of the investment banks involved in the global analyst research settlement.

          Operating Expense

	For the Three Months Ended September 30,		Change

	2006	2005	Amount	Percent

Operating expense:
Cost of services	$4,892,006	$3,209,928	$1,682,078	52%
Sales and marketing	2,327,948	1,727,563	600,385	35%
General and administrative	2,840,680	1,920,532	920,148	48%
Depreciation and amortization	314,356	191,092	123,264	65%

Total operating expense	$10,374,990	$7,049,115	$3,325,875	47%

          Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology and ratings analyst staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

          The increase in cost of services expense over the periods was primarily the result of higher compensation and related costs (primarily resulting from an increase in the average headcount, higher incentive compensation related to improved operating performance and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan), higher revenue sharing costs directly related to increased subscription revenue, increased fees paid to non-employee content providers, and higher data costs, the sum of which totals $1,472,119. Costs incurred during the recent quarter also include incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

          The increase in sales and marketing expense is primarily the result of higher compensation and related costs resulting from increased advertising commission payments directly related to increased advertising revenue, and higher incentive compensation related to improved operating performance, the sum of which totals $529,251. Costs incurred during the recent quarter also include incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

          The increase in general and administrative expense is primarily the result of higher compensation and related costs (including non-cash compensation related to the expensing of awards under the Company’s stock incentive plan, higher salary expense due to an increase in the average headcount, and increased incentive compensation related to improved operating performance), combined with higher recruiting fees, the sum of which totals $786,185. Costs incurred during the recent quarter also include incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          Depreciation and amortization. The increase in depreciation and amortization expense primarily reflects intangible asset amortization related to the acquisition of TheStreet.com Ratings on August 7, 2006 totaling $82,733, combined with increased capital expenditures.

          Net Interest Income

	For the Three Months Ended September 30,		Change

	2006	2005	Amount	Percent

Net interest income	$584,281	$229,026	$355,255	155%

          The increase in net interest income is primarily the result of increased cash balances and higher interest rates.

          Discontinued Operations

	For the Three Months Ended September 30,		Change

	2006	2005	Amount	Percent

Income from discontinued operations	$—	$278,260	$(278,260)	-100%
Loss on disposal of discontinued operations	(549)	(49,731)	49,182	99%

(Loss) income from discontinued operations	$(549)	$228,529	$(229,078)	N/A

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          For the three months ended September 30, 2006, loss on disposal of discontinued operations represents an adjustment to previously estimated shutdown costs.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	September 30, 2006	December 31, 2005

Current assets	$3,200	$3,200
Current liabilities	$246,721	$279,930

          As of September 30, 2006, current assets of discontinued operations consists of a rent security deposit, and current liabilities of discontinued operations consists of accrued shutdown costs.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

          Net Revenue

	For the Nine Months Ended September 30,		Change

	2006	2005	Amount	Percent

Net revenue:
Subscription	$24,668,382	$16,568,684	$8,099,698	49%
Advertising	10,689,815	6,325,094	4,364,721	69%
Other	1,134,493	858,275	276,218	32%

Total net revenue	$36,492,690	$23,752,053	$12,740,637	54%

          Subscription. The increase in subscription revenue is primarily the result of a 33% increase in the average number of subscribers to the Company’s services during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. Since subscription revenue is recognized ratably over the subscription period, the increased subscriber totals have also resulted in an increase of 39% in deferred revenue at September 30, 2006 as compared to September 30, 2005. We believe this growth is due largely to our success in (i) signing new agreements and expanding existing relationships with large, high-traffic portal companies to direct users to our Web sites, (ii) promoting our brands, products and services through television and radio programs hosted by James J. Cramer, and (iii) publishing proprietary, paid content on our free, flagship Web site to help generate interest in our subscription-based services. We believe that strong trading volume and stock market performance during much of the previous 12 months also contributed to the increases in subscription revenue and deferred revenue. Additionally, subscription revenue for the nine months ended September 30, 2006 includes the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          For the nine months ended September 30, 2006, approximately 66% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 69% for the nine months ended September 30, 2005. The Company calculates net subscription revenue by deducting refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the nine-month periods ended September 30, 2006 and September 30, 2005.

          Advertising. The increase in advertising revenue is the result of a 51% increase in the number of unique visitors to the Company’s Web sites and the addition of content, particularly personal finance, lifestyle, and video content, to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites by 84% when compared to the nine months ended September 30, 2005. The strength of the online advertising market during the previous 12 months also contributed to the increase. These factors in turn led to a 37% increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          The number of advertisers for the nine months ended September 30, 2006 was 123 as compared to 90 for the nine months ended September 30, 2005. The Company’s top five advertisers accounted for approximately 39% of its total advertising revenue for the nine months ended September 30, 2006, as compared to approximately 36% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, one advertiser accounted for more than 10% (approximately 18%) of total advertising revenue. For the nine months ended September 30, 2005, one advertiser accounted for approximately 10% of total advertising revenue.

          Other. The increase in other revenue is primarily the result of revenue received from the syndication of independent research from Ratings by certain of the investment banks involved in the global analyst research settlement.

          Operating Expense

	For the Nine Months Ended
	September 30,		Change

	2006	2005	Amount	Percent

Operating expense:
Cost of services	$13,570,635	$8,928,017	$4,642,618	52%
Sales and marketing	6,798,440	5,514,225	1,284,215	23%
General and administrative	7,779,074	5,382,876	2,396,198	45%
Depreciation and amortization	718,235	480,740	237,495	49%

Total operating expense	$28,866,384	$20,305,858	$8,560,526	42%

          Operating expenses from continuing operations reported above for the nine-month period ended September 30, 2005 do not include expenses that were previously allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

          Cost of services. The increase in cost of services expense during the period was primarily the result of higher compensation and related costs (including an increase in the average headcount, higher incentive compensation related to improved operating performance and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan), combined with higher revenue sharing costs resulting from increased subscription revenue, increased fees paid to non-employee content providers, and increases in costs associated with hosting, data, computer maintenance and recruiting, the sum of which totals $4,489,493. The increased expense also reflects the allocation in the nine months ended September 30, 2005 of cost of services expenses totaling $507,262 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005. Due to the discontinuation of this segment, no such allocation was made in the nine months ended September 30, 2006. Costs incurred during the nine-month period ended September 30, 2006 also include incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          Sales and marketing. The increase in sales and marketing expense is primarily the result of higher compensation and related costs (including increased advertising commission payments resulting from increased advertising revenue, non-cash compensation related to the expensing of awards under the Company’s stock incentive plan and higher incentive compensation related to improved operating performance, partially offset by reduced salaries), combined with increased credit card fees resulting from higher subscription revenue and deferred revenue balance, promotion expenses, advertisement serving expenses, and recruiting fees, the sum of which totals $1,171,415. The increased expense also reflects the allocation in the nine months ended September 30, 2005 of sales and marketing expenses totaling $11,009 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005. Due to the discontinuation of this segment, no such allocation was made in the nine months ended September 30, 2006. Costs incurred during the nine-month period ended September 30, 2006 also include incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          General and administrative. The increase in general and administrative expense is primarily the result of higher compensation and related costs (including increased incentive compensation related to improved operating performance, non-cash compensation related to the expensing of awards under the Company’s stock incentive plan and higher salary expense due to an increase in the average headcount), combined with higher recruiting fees and occupancy costs, the sum of which totals $2,315,345. These increased expenses were partially offset by reduced legal fees totaling $348,626 due to the absence of the fees relating to the Company’s consideration of strategic alternatives, incurred during the nine months ended September 30, 2005. The increased expense also reflects the allocation in the nine months ended September 30, 2005 of general and administrative expenses totaling $667,185 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005. Due to the discontinuation of this segment, no such allocation was made in the nine months ended September 30, 2006. Costs incurred during the nine-month period ended September 30, 2006 also include incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          Depreciation and amortization. The increase in depreciation and amortization expense primarily reflects intangible asset amortization related to the Ratings acquisition totaling $82,733, combined with increased capital expenditures. The increased expense also reflects the allocation in the nine months ended September 30, 2005 of depreciation and amortization expenses totaling $62,250 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005. Due to the discontinuation of this segment, no such allocation was made in the nine months ended September 30, 2006.

          Net Interest Income

	For the Nine Months Ended
	September 30,		Change

	2006	2005	Amount	Percent

Net interest income	$1,443,000	$563,231	$879,769	156%

          The increase in net interest income is primarily the result of increased cash balances and higher interest rates.

          Discontinued Operations

	For the Nine Months Ended
	September 30,		Change

	2006	2005	Amount	Percent

Loss from discontinued operations	$—	$(3,096,523)	$3,096,523	100%
Income (loss) on disposal of discontinued operations	11,774	(2,433,083)	2,444,857	N/A

Income (loss) from discontinued operations	$11,774	$(5,529,606)	$5,541,380	N/A

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	September 30, 2006	December 31, 2005

Current assets	$3,200	$3,200
Current liabilities	$246,721	$279,930

Liquidity and Capital Resources

          The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid, of high-quality, and can have maturities of up to two years, with the intent that such funds can easily be made available for operating purposes. As of September 30, 2006, the Company’s cash and cash equivalents and current and non-current restricted cash amounted to $44,340,685, representing 74% of total assets.

          Cash generated from operations was sufficient to cover expenses during the nine months ended September 30, 2006. Net cash provided by operating activities totaled $12,982,439 for the nine months ended September 30, 2006, as compared to net cash used in operating activities totaling $1,635,867 for the nine months ended September 30, 2005. The increase in net cash provided by operating activities was primarily the result of the following:

•	Improved operating results;

•

Lower incentive compensation payments during the nine months ended September 30, 2006 related to the 2005 fiscal year, as compared to payments made during the nine months ended September 30, 2005 related to the 2004 fiscal year;

•	Reduced expenditures due to the shutdown of IRG Research’s operations; and

•	Increased noncash expenditures.

          Net cash provided by operating activities of $12,982,439 for the nine months ended September 30, 2006 was primarily the result of the Company’s net income of $8,899,458 combined with an increase in deferred revenue (resulting from increased subscription sales), noncash expenses and an increase in accrued expenses, the sum of which totals $5,544,762. This total was partially offset by an increase in accounts receivable (primarily the result of increased billings caused by higher advertising revenue) totaling $1,199,558.

          Net cash used in investing activities of $4,181,275 for the nine months ended September 30, 2006 was the result of the Ratings acquisition on August 7, 2006, combined with capital expenditures, partially offset by the sale of a short-term investment. Capital expenditures generally consisted of purchases of computer software and hardware, and telephone equipment.

          Net cash provided by financing activities of $2,024,982 for the nine months ended September 30, 2006 consisted of the proceeds from the exercise of stock options, totaling $4,671,103, partially offset by cash dividends paid, the purchase of treasury stock and a decrease in note payable, the sum of which totals $2,646,121.

          The Company has a total of $1,100,000 of cash invested in a certificate of deposit and money market investments that serves as collateral for outstanding letters of credit and is therefore restricted. The letters of credit serve as security deposits for operating leases. Of this amount, the Company anticipates that $600,000 will become unrestricted within the next 12 months and is therefore classified as a current asset on the Consolidated Balance Sheet. The Company anticipates that the remaining $500,000 of restricted cash will become unrestricted in November 2009.

          The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $4.3 million through September 30, 2007, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared first, second and third quarter cash dividends in the amount of $0.025 per share of common stock, which resulted in a cash expenditure of approximately $0.7 million and $2.0 million in the three- and nine-month periods ended September 30, 2006, respectively. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Commitments and Contingencies

          The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $434,875 and $1,242,154 for the three- and nine-month periods ended September 30, 2006, as compared to $402,457 and $1,171,615 for the three- and nine- month periods ended September 30, 2005. The increase in rent and equipment rental expenses during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to additional rent expense resulting from the Ratings acquisition on August 7, 2006. The increase in rent and equipment rental expenses during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $64,410 in the nine-month period ended September 30, 2005. No such allocation was made in the nine-month period ended September 30, 2006. The change in rent and equipment rental expense is also the result of the timing and amount of retroactive operating expense escalation charges as well as the Ratings acquisition. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of September 30, 2006, total future minimum cash payments are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$3,483,935	$1,393,304	$1,949,052	$141,579	$—
Employment agreements	3,501,646	2,521,125	980,521	—	—
Outside contributor agreements	384,149	374,149	10,000	—	—
Note payable	48,535	48,535	—	—	—

Total contractual cash obligations	$7,418,265	$4,337,113	$2,939,573	$141,579	$—

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

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective. During the quarterly period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

          On December 5, 2001, a class action lawsuit alleging violations of the federal securities laws was filed in the United States District Court for the Southern District of New York naming as defendants TheStreet.com, Inc., certain of its former officers and directors and James J. Cramer, a current director, and certain underwriters of the Company’s initial public offering (The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc.). Plaintiffs allege that the underwriters of TheStreet.com, Inc.’s initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering’s registration statement. The plaintiffs seek damages and statutory compensation against each defendant in an amount to be determined at trial, plus pre-judgment interest thereon, together with costs and expenses, including attorneys’ fees. Similar suits were filed against over 300 other issuers that had initial public offerings between 1998 and December 2001, and they have all been consolidated into a single action. Pursuant to a Court Order dated October 9, 2002, each of the individual defendants to the action has been dismissed without prejudice. A collective settlement has been reached between the plaintiffs, the approximately 300 issuer defendants in the litigation, including the Company, and the insurance carriers of the issuer defendants. Accordingly, On June 8, 2004, the Company and its individual defendants (together with the Company’s insurance carriers) entered into a settlement agreement with the plaintiffs. The collective settlement was preliminarily approved by the court on February 1, 2005, subject to certain minor modifications, which were made and approved by the court on August 31, 2005. The settlement fairness hearing was held on April 24, 2006, and a decision from the court on whether the settlement is fair to the class members is expected in the near future. The settlement agreements collectively provide as follows:

          The Company and the other issuer defendants will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants will also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs will receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class will recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3-4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1.0 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs will release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) will be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

          If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company.

          If the settlement is not approved, the Company intends to defend the action vigorously. In the event the settlement does not receive final court approval and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

          The Company is not currently subject to any other material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of business.

Item 1A. Risk Factors.

          In addition to the other information set forth in this report, you should carefully consider the material risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.

The Loss of the Services of Other Key Employees Could Affect Our Business

          Our continued success also depends upon the retention of other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications and other systems, and salespersons to sell our advertising inventory. The successful operation of our recently acquired ratings business also depends upon the retention of key personnel, including executives and analysts. Several, but not all, of our key employees are bound by employment or non-competition agreements. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

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

          For the nine months ended September 30, 2006, our top five advertisers accounted for approximately 39% of our total advertising revenue, as compared to approximately 36% for the nine months ended September 30, 2005. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as airlines and auto manufacturers, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

We Face Risks Associated with the Growth and Diversification of Our Business

          Our business has grown and diversified in recent years and now includes a variety of professional and consumer subscription services. We intend to continue to expand and diversify our business, both organically and possibly through acquisitions of other companies. A recent example is our acquisition in August 2006 of the assets of Weiss Ratings, Inc., (“Ratings”) a Florida-based publisher of ratings and research concerning stocks, mutual funds, exchange-traded funds and financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, banks and savings and loans. Such acquisitions may, like Ratings, have operations in geographically diverse locations. Managing this expansion and diversification may require significant time and resource commitments from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations, and ultimately may not result in the creation of successful new business lines. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficiency of our operations will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions could require the incurrence of debt and contingent liabilities and the issuance of new equity or debt securities. Any failure or any inability to effectively manage and integrate our growth and diversification could have a material adverse effect on our business, financial condition and results of operations.

System Failure or Interruption May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation

          Our ability to provide timely, updated information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our Web sites depends on the efficient and uninterrupted operation of a third-party system. Our operations depend in part on the protection of our data systems and those of our third party provider against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of a third party data-center host with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Additionally, the systems that provide the content of our newly acquired ratings business are currently located in Florida, which is vulnerable to the impact of hurricanes and other severe tropical storms. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our advertisers and strategic partners. Our insurance policies may not adequately compensate us for such losses. In such event, our business, results of operations and financial condition could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

July 1 – 31, 2006	—	$—	—	$2,678,878
August 1 – 31, 2006	—	$—	—	$2,678,878
September 1 – 30, 2006	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

* In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date. See Note 4 in Notes to Consolidated Financial Statements.

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

                                     THESTREET.COM, INC.

Date: November 9, 2006	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Eric Ashman

Eric Ashman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.