Form 10-K
period 2006-12-31
THESTREET COM
filed 2007-03-16
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2006 as reported by Nasdaq, was approximately $252.4 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 12, 2007
Common Stock, $0.01 par value	28,017,165

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2006 ANNUAL REPORT ON FORM 10-K

ii

THESTREET.COM, INC.
2006 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Overview

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company”, “our”, “we”, or “us”), is a leading multimedia provider of business, investment and ratings content. We distribute our content to customers through proprietary properties, including Web sites, email services, print publications and audio and video programming. We also syndicate content for distribution by other media companies. Our goal is to provide services that empower a wide audience of investors, from those new to the world of investing to active retail and professional investors, by delivering a broad array of content they can rely upon to make sound, informed financial decisions.

We pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which we launched in 1996 as a paid subscription news and commentary Web site. We operated Independent Research Group LLC (“IRG Research”), a registered broker-dealer providing proprietary equity research and brokerage services to institutional clients, from late 2002 until we discontinued its operations in the second quarter of 2005. In August 2006, we acquired the assets of Weiss Ratings, Inc., which we have rebranded TheStreet.com Ratings (“Ratings”). Through Ratings, we now provide independent ratings and evaluations of stocks, mutual funds, exchange traded funds (“ETFs”) and financial institutions, including insurers, healthcare providers, banks and savings and loans.

We offer a variety of both free and paid subscription services to retail and professional investors. Our services are produced by approximately 50 in-house reporters and editors and 70 contributing financial analysts, traders and money managers.

In 2006, we received the following awards and distinctions:

•	2006 Media Industry Newsletter’s “Best E-mail Newsletter Award” Winner for TheStreet.com Options Alerts

•	Society of America Business Editors and Writers’ Award Winner of “Best in Business” for TheStreet.com column: “The Five Dumbest Things on Wall Street This Week”

•	2006 Gerald Loeb Award for Distinguished Business and Financial Journalism, Finalist for News Services and Online Content category

•	Media Industry Newsletter, Editorial Excellence and Special Online Coverage, honorable mention

•	2007 Codie Awards finalist for “Best Online News Service” for www.thestreet.com the Company’s free, flagship Web site

•	2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily “Booyahs!”

•	2006 Media Industry Newsletter “Best of the Web” Awards, Finalist for Editor of a Website (David Morrow, the Company’s Editor-in-Chief)

TheStreet.com Services

Consumer Services

We offer a variety of services targeting retail consumers. Our flagship service, TheStreet.com, is a free, advertising-supported Web site that provides financial news reporting and commentary for investors of all experience levels. Additionally, we currently offer proprietary, paid subscription services to retail consumers, with list prices for annual subscriptions ranging from $150 to $1,000. The variety of services is intended to appeal to different segments of the investing public, including fledgling investors, consumers interested in personal finance guidance, long-term and short-term active investors, day and swing traders and fundamental and technical traders.

Free Services

We earn revenue from our free retail consumer services through the sale of advertising and sponsorship placements. See “—Advertising Sales.” Our roster of free retail consumer services includes the following:

TheStreet.com

Our flagship site, TheStreet.com, was originally launched in 1996 as a paid subscription news and commentary Web site and re-launched in 2000 as a free, advertising-supported site. TheStreet.com provides high-quality financial commentary, analysis and news with financial coverage to individual investors of all experience levels and professional investors. Updated throughout the trading day, TheStreet.com’s stories put readers on the trading floor with some of the leading commentators and journalists in the business. Mentions of a particular company in a story contain embedded links to the following pages: a tools and quotes page, “Cramer’s Take,” a page with links to all stories on the company by James Cramer, and a Ratings page (see below). TheStreet.com provides investigative journalism, commentary on market trends, specific stock and mutual fund analysis, and has recently expanded its personal finance and lifestyle sections.

TheStreet.com TV

TheStreet.com TV is a free online video network providing a daily menu of original business news and short form feature programs. The programs are filmed in the Company’s studio at its principal offices at 14 Wall Street and on location including weekly reporting from The NASDAQ Stock Market. TheStreet.com TV offers continuous programming each day to keep investors informed of important changes in daily market conditions as well as information regarding personal finance and other topics that are important to investors. TheStreet.com TV currently produces 10 to 20 new programs each weekday and employs a full-time executive producer, two full-time correspondents, and its own production staff. Aside from business news updates delivered during the trading day, TheStreet.com TV offers feature programs that include “Sixty Second Savings,” a minute-long segment on how to save money; and “Wall Street Confidential,” a daily mid-day analysis of the issues and trends affecting that day’s trading. TheStreet.com TV is available on both the flagship Web site and the RealMoney Web site.

Email Newsletters

We offer several free newsletters, including daily and weekly market bulletins, recaps from TheStreet.com TV and more. These newsletters are available by email to customers who register as members of our Web sites.

Podcasts

TheStreet.com’s first podcast, “The Real Story,” debuted September 1, 2006. A free, 20-minute podcast hosted by veteran journalist Aaron Task, “The Real Story” covers the top stories of the trading day, often featuring market experts as guests to provide additional analysis of the day’s events. “The Real Story” is available for download on the TheStreet.com and RealMoney Web sites and through Apple, Inc.’s iTunes store.

TheStreet.com Ratings

Our ratings business, TheStreet.com Ratings, tracks the risk adjusted performance of more than 16,000 mutual funds and more than 6,000 stocks. In addition, Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. The stock, ETF and mutual fund ratings have been incorporated into our free Web site, TheStreet.com, and links to a company’s Ratings page can be found in all published stories. Additionally, the Ratings portion of the site contains lists of top rated stocks in five sectors, and offers stock, ETF and mutual fund screeners. See “Business—TheStreet.com Services—Consumer Services—Paid Subscription Services” for a description of Ratings subscription services.

Paid Subscription Services

In addition to the free services described above, we also offer a variety of paid subscription services, including the following:

RealMoney

The foundation of our consumer line of paid subscription services is RealMoney, a Web site publication launched in 2000. RealMoney provides real-time investing ideas, trading strategies, technical analysis and expert market commentary from more than 45 journalists and money managers covering many industries. Mentions of a particular company in a story contain embedded links to the following pages: a tools and quotes page, “Cramer’s Take,” a page with links to all stories on the company by James Cramer, and TheStreet.com Ratings page. RealMoney targets active market participants and self- directed investors, and has a large following among investment professionals who rely on the site’s intra-day market commentary to help them make informed investment decisions. RealMoney features in- depth research for long-term investors and intra-day Web logs for short-term traders. RealMoney is designed as a general resource for investors, often the first paid subscription service a new user purchases, and it acts as a feeder to our other paid subscription services, many of which contain more targeted content.

RealMoney Silver

RealMoney Silver was launched in 2006, using content from the former professional service RealMoney Pro Advisor (launched in 2003) which was repackaged and edited to serve a consumer audience. RealMoney Silver is the Company’s first bundled offering of paid subscription services, consisting of several existing services offered by TheStreet.com.

RealMoney Silver consists of three sections: “Street Picks”, which includes Action Alerts PLUS, Stocks Under $10, and TheStreet.com Value Investor; “RealMoney Investing and Trading Ideas,” which consists of commentary from RealMoney and Doug Kass, a contributor to Street Insight, the Company’s professional service, and “Earnings Calls,” a summary of earnings calls that appears regularly on Street Insight.

Subscribers to RealMoney Silver receive access to the RealMoney Web site, which displays the services in one convenient place. In addition, RealMoney Silver subscribers receive all the alerts and model portfolios that are part of the Action Alerts PLUS, TheStreet.com Stocks Under $10, and TheStreet.com Value Investor services.

Action Alerts PLUS

Action Alerts PLUS is a paid subscription service launched in 2001 providing active, self-directed investors with an intimate view of the stock picks and portfolio management strategies of well-known former hedge fund manager James J. Cramer. This paid subscription service provides exclusive access to specific, action-oriented investment ideas. Action Alerts PLUS targets investors looking for advice on when and how best to invest in the stock market.

The Action Alerts PLUS portfolio contains the actual portfolio of individual stocks held by Mr. Cramer’s charitable trust, allowing users to track the performance of trades made in Mr. Cramer’s charitable trust portfolio. Before he executes a trade in the trust, an email is sent to subscribers detailing the trade and the rationale behind it. Subscribers can use Mr. Cramer’s charitable trust portfolio as a model for their own investments or as a starting point to identify stocks that match their own investing styles.

In addition to the email alerts, subscribers receive an end-of-week wrap-up in which Mr. Cramer rates the portfolio stocks according to where he believes they are headed. The online portfolio contains overall performance information, initial stock purchase prices, trade dates and performance to date. Furthermore, users are able to access the archive of alerts enabling them to monitor how trading strategies and tactics have evolved over time. See “Risk Factors—A Significant Portion of Our Subscription Revenue is Generated by James J. Cramer and Other Key Writers.”

TheStreet.com Stocks Under $10

TheStreet.com Stocks Under $10 was launched in 2004. The Stocks Under $10 investment team—Frank Curzio and his assistant Larsen Kusick, both research analysts at TheStreet.com—use proprietary screening methodologies, based on fundamental analysis, management quality and technical analysis, to identify opportunities among the universe of stocks priced under $10. Stocks Under $10 features stocks of companies that are relatively unknown among Wall Street analysts, have strong and/or improving fundamentals and present a compelling story that may serve as a catalyst for growth.

Subscribers are sent email alerts identifying the recommended stocks before the team executes the simulated stock trade for its own model portfolio. In addition to the email alerts, subscribers receive a weekly summary in which the portfolio stocks are rated according to where the team believes they are headed. The service also includes online access to the model portfolio with overall performance information, initial stock purchase prices, trade dates and performance to date. Users are able to access the archive of alerts so they can monitor how the trading strategies and tactics have evolved over time.

TheStreet.com Breakout Stocks

TheStreet.com Breakout Stocks was launched in 2006. Breakout Stocks is managed by Michael Comeau, a research analyst at TheStreet.com. Mr. Comeau uses proprietary screening methodologies, including analyses of the company’s fundamentals and management quality, to identify companies that appear likely to have sharp, sustained increases in their share prices.

Subscribers receive email alerts identifying the recommended stocks before Mr. Comeau executes the simulated trade for the Breakout Stocks’ model portfolio. In addition to the email alerts, subscribers receive a weekly summary in which the portfolio stocks are rated, based on whether Mr. Comeau recommends buying shares in them now or waiting until a more attractive price emerges. The service also includes online access to the model portfolio with overall performance information, initial stock purchase prices, trade dates and current performance.

TheStreet.com Options Alerts

TheStreet.com Options Alerts is an email newsletter service launched in 2005 that contains a model portfolio of specific option investment choices. The service is written by Steven Smith, a columnist for RealMoney and a former seat-holding member of the Chicago Board of Trade (CBOT) and the Chicago Board Options Exchange (CBOE).

Subscribers to Options Alerts receive three to four emails each week that detail the options trades Mr. Smith is examining. The service is different from many other newsletter services in that subscribers receive a weekly summary at the beginning of the week. Instead of being a history of what has happened that week, the Options Alerts summary details the options trades that Mr. Smith will examine during the next five trading days. TheStreet.com Options Alerts was named the Best Email Newsletter Service in 2006 by the Media Industry Newsletter (MIN).

The Telecom Connection

The Telecom Connection is a weekly email newsletter launched in 2002 that provides critical research and in-depth analysis of individual companies and macroeconomic trends in the telecommunications industry. It is currently written by RealMoney columnist Bob Faulkner, who has logged 18 years as an investment professional, and is aimed at both active telecom investors and industry executives.

Two out of the four email reports distributed per month update users on Mr. Faulkner’s model telecom stock portfolio. In these issues, Mr. Faulkner shares his stock picking techniques and the strategies behind them. The third email contains in-depth analysis of a particular industry and/or a particular technology within the telecom industry, and provides users with investing ideas based on companies that operate in the industry or use the technology in question. The fourth issue focuses on macro trends in the telecom industry. Each issue also contains a Q&A section. In addition, subscribers have access to a Web page that displays Mr. Faulkner’s model portfolio of recommended telecom stocks and their performance to date. Special email alerts are sent between issues when Mr. Faulkner sees the need to update subscribers on key events that affect model portfolio holdings or when there is an important development in the telecom industry.

TheStreet.com Top Stocks

TheStreet.com Top Stocks is a daily email newsletter launched in 2006 that contains stock charting analysis and trading education from RealMoney columnist Helene Meisler, a proponent of the rigorous stock trading methodology known as technical analysis. Ms. Meisler uses sophisticated charting and other technical analysis tools to identify stocks that she believes provide the best opportunities for short- term profits.

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

The Daily Swing Trade

The Daily Swing Trade is an email newsletter launched in 2002 that contains stock analysis and trading education from RealMoney columnist Alan Farley, a proponent of the stock trading methodology known as swing trading and the author of a best-selling book on the subject. Swing traders use technical analysis of market patterns and cycles to time their entry and exit points for particular stocks. Using his proprietary methodology, Mr. Farley identifies stocks that he believes provide the best opportunities for profits in the short-term, ranging from a few days to several weeks, and provides technical charts and analysis. The service also includes an online directory that enables subscribers to check stock positions on past charts. Each issue contains a Q&A section in which Mr. Farley answers technical and strategic questions from subscribers about his approach and his views on the market.

The Dividend Stock Advisor

The Dividend Stock Advisor is a bi-weekly email newsletter launched in 2003 that provides advice on establishing and maintaining a well-balanced, long-term, income-producing portfolio. The service was launched in response to subscriber requests for guidance in devising secure financial plans and is managed by David Peltier.

Subscribers have access to material focused on personal finance issues such as tax planning, insurance, alternative methods of saving and mutual fund strategies and tactics. The newsletter also contains insight on significant news events and how individual companies are either increasing or reducing their dividend flows. The Dividend Stock Advisor also features a model portfolio of 15 to 20 dividend- yielding stocks that Mr. Peltier believes are well positioned for all types of market conditions and meet the service’s strict financial criteria. Users also receive alerts of certain changes in tax laws that affect dividends and advice on how to leverage these changes to their advantage. Each issue includes a Q&A section.

TheStreet.com Ratings

In addition to the free ratings available from each company’s ratings page on TheStreet.com Web site, Ratings also offers subscriptions to each industry’s ratings in book form. These are published on a quarterly basis. The primary subscribers for these books are public libraries. Ratings also licenses its ratings and research to a number of large investment banking and brokerage firms that distribute independent research to their retail customers as part of the Global Analyst Research Settlement among the firms, the SEC, the New York State Attorney General’s Office and the NASD.

Consumer Services Sales and Marketing

We pursue a variety of sales and marketing initiatives to sell subscriptions to our premium services, increase traffic to our sites, license our content, expose our brands, and build our customer databases. These initiatives include promoting our services using online and email marketing, establishing content syndication and subscription distribution relationships with leading companies, and engaging in an ongoing public awareness campaign. See “Risk Factors—Difficulties Associated With Our Brand Development May Harm Our Ability to Attract Subscribers.”

Online and Email Marketing

We engage in extensive online and email marketing to increase the number of subscribers to our premium services, increase traffic to our Web sites and grow our customer databases. Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third party service providers. We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns. In 2006, these programs consisted primarily of promotional advertising campaigns on search engines, online media networks, financial portals and niche Web sites, and email marketing campaigns.

Content Syndication and Subscription Distribution

We use content syndication and subscription distribution arrangements to capitalize on the cost efficiencies of online delivery and create additional value from content we have already produced for our own publication. By syndicating our content for other leading Web sites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. We also syndicate our content to other leading Web sites that index our headlines on their stock quote result pages, which generates additional traffic to our sites. This results in additional page views and offers the opportunity for increased advertising revenue and subscription sales. In 2006, we expanded our content syndication relationships with several companies, including Yahoo!, MSN, AOL and Google, to include video from TheStreet.com TV, allowing us to create awareness for our brand, attract additional users to our site and obtain advertising revenue. Finally, we license content from TheStreet.com Ratings, which provides ratings and research on over 6,000 publicly traded companies, to a number of large investment banking and brokerage firms that distribute independent research to their retail customers as part of the Global Analyst Research Settlement.

We also use subscription distribution arrangements with online financial services firms and other companies. These agreements allow their customers to receive discounts on certain of our premium subscription services or to access our free and premium content, thereby exposing our brands and content to new audiences. See “Risk Factors—Failure to Establish and Maintain Strategic Relationships With Other Companies Could Decrease Our Subscriber and Reader Base.”

Public Awareness

We seek to raise our visibility and enhance the brand recognition of our services. In March 2005, the CNBC cable television network introduced “Mad Money,” a stock market commentary program hosted by James J. Cramer, markets commentator for TheStreet.com, as well as our co-founder, director and largest shareholder. According to CNBC, the total viewership for the three nightly Monday through Friday telecasts of “Mad Money” has averaged 388,000 viewers per night in 2006. In addition, Mr. Cramer writes a monthly column for New York magazine, a weekly magazine with weekly readership of approximately 1.6 million. The broad reach of our brand promotion through these endeavors has exposed our services to new audiences, helping to increase traffic and subscription opportunities. See “Risk Factors—Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base.”

In 2006, our writers and our stories were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, Bloomberg, The New York Times, The New York Post, Reuters, Dow Jones Newswires, Investor’s Business Daily, The Washington Post, The San Francisco Chronicle, Seattle Times, Newsday, the Associated Press and the Detroit Free Press. Additionally, some of our writers appear on television and radio, including CNBC, CNN, NBC, CBS, and MSNBC. Furthermore, maintaining relationships with such companies as Microsoft, Yahoo!, AOL and Google to distribute our content helps increase visibility of our brand and our individual contributors.

Professional Services

We currently offer one subscription service designed to help professional market investors whose job depends on investing performance. Subscribers to this service include financial planners, financial advisors, financial consultants, money managers, hedge fund managers and retail stockbrokers.

Street Insight

Street Insight is an online subscription service launched in 2002 that targets investment professionals seeking both macro and micro information on the intra-day movements of the financial markets. Contributors to the service include well-established hedge fund and money managers, professional traders, analysts and market strategists.

Street Insight provides proprietary features designed for professional investors, including:

•

A number of intra-day blogs produced by highly regarded and well known hedge fund managers that provide: (1) insight into daily market movements, (2) individual trades and/or investments that are being considered or made, and (3) news, analysis and portfolio strategies.

•	Pre and post coverage and analysis of corporate conference and earnings calls by specialists in the industry or company in question.

Subscribers include retail brokers and buy-side portfolio managers.

Professional Services Sales and Marketing

We pursue a variety of marketing and sales initiatives for our professional offering, including the use of a direct sales force that markets our professional service by focusing on developing relationships with buy-side institutions, both at the level of the individual end-user and the corporate executive suite. We also market and sell our service directly to stockbrokers, financial advisors and investment counselors.

Additionally, we market our professional content by publishing it as special promotional features on our consumer Web sites and by cross-promoting it to subscribers of our consumer services who have indicated to us in their customer information or in surveys that they are investment professionals or are interested in professional content.

Advertising Sales

In 2006, our network generated an average of approximately 73 million page views per month, with 4.4 million unique users per month. We monetize this traffic through the sale of the following types of advertising placements:

•	Advertisement and sponsorship placements in our advertising-supported Web site, TheStreet.com, our paid subscription site, RealMoney, and in certain of our other sites;

•	Advertisement placements in our free email newsletters;

•	Sponsorship of stand-alone emails to our registered users;

•	Advertisements in “TheStreet.com TV,” our video offering; and

•	Advertisements in our audio podcasts;

Advertising sales experienced significant growth in 2006, which we believe is attributable to several factors. First, as a result of the attractiveness of our expanded content offerings and our success in implementing marketing relationships with other high-traffic Web sites, we experienced strong increases in page views and unique visitors to our network of Web sites. The growth in page views increased the amount of advertising inventory we had available to sell to advertisers, while the growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by our advertisers. See “Risk Factors—We May Have Difficulty Selling Our Advertising Inventory, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

We believe that the quality of our audience presents a desirable reader demographic for advertisers in the financial services, technology, automotive, travel, pharmaceutical and retail industries. According to a Winter 2006/2007 @Plan survey conducted by Nielsen/NetRatings, a well-known third-party marketing research firm, 19% of our readers have an average household income of $150,000 or above and 16% have an investment portfolio worth at least $250,000. Additionally, according to the same study, our readers are three times more likely than the average Internet user to have an investment portfolio valued over $1,000,000 and are more than eight times more likely to trade stocks online.

Radio

During 2006, we produced a one-hour financial radio program entitled “RealMoney with Jim Cramer.” The program was aired on CBS Radio stations in the New York, Los Angeles, Chicago, Detroit, Pittsburgh, Houston, Baltimore and Portland markets, and syndicated nationally to both CBS and other radio stations by Westwood One, Inc. In December 2006, we ceased production of the program in order to facilitate host Jim Cramer’s reallocation of his time to focus on TheStreet.com’s video and multimedia initiatives, including participating more frequently in TheStreet.com TV. Previously aired radio programs remain available on an archived basis on our Web site.

Competition

We face competition for customers, advertisers, employees and contributors from financial news and information sources, and from many other types of companies. Our chief competitors include:

•

online services or Web sites focused on business, finance, or investing, such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com, The Motley Fool and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance;

•

publishers and distributors of traditional media focused on business, finance and investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC;

•	investment newsletter publishers, such as Phillips Publishing and Agora Publishing; and

•	established ratings services, such as Standard & Poors, Morningstar, Inc. and Lipper.

Additionally, advances in technology have reduced the cost of production and online distribution of print, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers. Our ability to compete depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of our content, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, the ease of use of our services and the effectiveness of our sales and marketing efforts.

Infrastructure, Operations & Technology

The Company’s main technological infrastructure consists of proprietary content-management, subscription management and eCommerce systems, which are hosted primarily at a facility of Savvis Communications Corporation (“Savvis”) in Jersey City, New Jersey. The systems that provide the content of our newly acquired ratings business are currently located in Florida. Our operations are dependent in part on our ability and that of Savvis to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See “Risk Factors—System Failure May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation.”

The content-management system allows our stories, videos and market journals to be prepared for publication to a large distribution audience. The system enables us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

Our subscription management system is based on proprietary software. This system allows us to communicate automatically with readers during their free-trial and subscription periods. The system is capable of yielding a wide variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

The eCommerce platform controls user access to a wide array of service offerings. The system automatically controls all aspects of online daily credit card billing, based upon user selected billing terms. All financial revenue recognition reports are automatically generated, providing detailed reporting on all account subscriptions. This generally allows a user to sign up and pay for an online service for his or her selected subscription term (annual or monthly) without any manual staff intervention at the Company.

Our Ratings business is based on a set of proprietary statistical models that use key financial metrics and indicators to rate stocks, mutual funds, ETFs, banks, insurance and other financial institutions. The data and output from these models are managed and stored within a content management system and updated daily based on changes in markets. The system is capable of search-based syndication of customized ratings data that can be distributed in a variety of technical formats.

Intellectual Property

To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, and other business partners. We have registered several trademarks in the United States and we have pending U.S. applications for other trademarks. Additionally, we aggressively police Internet message boards and other Web sites for copyrighted content that has been republished without our permission and aggressively pursue both the poster and any Internet service provider or other forum provider. To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third party infringement claims. Some of our services incorporate licensed third-party technology. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot provide assurance that the foregoing provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See “Risk Factors—We May Not Adequately

Protect Our Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others.”

Employees

As of December 31, 2006, the Company had 181 employees, of whom 70 worked in editorial, 34 in sales and marketing, 25 in technology, 21 in finance and administration and 31 employees of its wholly-owned subsidiary, TheStreet.com Ratings, Inc., including 19 research and analysis representatives, 11 sales and marketing and one general administrative representative. The Company has never had a work stoppage and none of its employees is represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

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

Our Quarterly Financial Results May Fluctuate and our Future Revenue Is Difficult to Forecast

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors;

•	the willingness of investors to pay for content distributed over the Internet, where a large quantity of content is available for free;

•	demand for advertising on our Web sites, which is affected by advertising budget cycles of our customers and the demand for advertising on the Internet generally;

•	subscription price reductions attributable to decreased demand or increased competition;

•	new products or services introduced by our competitors;

•	content distribution fees or other costs;

•	costs associated with system downtime affecting the Internet generally or our Web sites in particular; and

•	general economic and market conditions.

Although we generated net income for the full year of 2006, you should not rely on the results for those periods as an indication of future performance. We may not be cash flow positive or generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our common stock is likely to decline.

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

The Loss of the Services of Other Key Employees Could Affect Our Business

Our continued success also depends upon the retention of other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, and salespersons to sell our advertising inventory. Several, but not all, of our key employees are bound by employment or non-competition agreements. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers

Our ability to increase our advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to increase our unique visitors and page view inventory, our ability to attract advertisers to advertise on our video offerings at a higher CPM rate than traditional text base advertising fees and our ability to win our share of advertisers’ total advertising budgets from other Web sites, television, radio and print media. While we have recently experienced increases in our online advertising revenue, there can be no assurance that such increases will continue. If our advertising revenue decreases because of the foregoing, our business, results of operations and financial condition could be materially adversely affected.

In 2006, our top five advertisers accounted for approximately 34% of our total advertising revenue, an increase from 33% for 2005. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as advertisers of automotive and luxury goods, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

We Face Intense Competition

Our services face intense competition from other providers of business, investing and ratings content, including:

•

online services or Web sites focused on business, finance, or investing, such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com, The Motley Fool and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance;

•

publishers and distributors of traditional media focused on business, finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC;

•	investment newsletter publishers, such as Phillips Publishing and Agora Publishing; and

•	established ratings services, such as Standard & Poors, Morningstar, Inc. and Lipper.

Additionally, advances in technology have reduced the cost of production and online distribution of print, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers. We compete with these other publications and services for customers, including subscribers, readers and viewers of our video content, for advertising revenue, and for employees and contributors to our services. Our ability to compete successfully depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of our content and that of our competitors, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts.

Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we have. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition. Accordingly, we cannot guarantee that we will be able to compete effectively with our current or future competitors or that this competition will not significantly harm our business.

We Face Risks Associated with the Growth and Diversification of Our Business

Our business has grown and diversified in recent years and now includes a variety of professional and consumer subscription services as well as quantitative ratings information and video offerings. We intend to continue to expand and diversify our business, both organically and possibly through acquisitions of other companies. Such expansion and diversification may require significant time and resource commitments from our senior management, which will limit the amount of time these individuals will have available to devote to our existing operations, and ultimately may not result in the creation of successful new business lines. Growth in diversity and complexity may also impact our evolving business in ways we have not anticipated. The efficiency of our operations will depend on our ability to successfully manage the increasing complexity of the commerce, publishing, financial reporting, and other systems we depend on. Acquisitions could require the incurrence of debt and contingent liabilities and the issuance of new equity or debt securities. Any failure or any inability to effectively manage and integrate our growth and diversification could have a material adverse effect on our business, financial condition and results of operations.

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

Our Ratings models, purchased from Weiss Ratings, are written in legacy technologies and do not have robust backup or recovery provisions. The ongoing production of valid ratings data is based upon the successful maintenance and management of these legacy systems. If these systems fail or become unstable, we may not be able to produce valid ratings data for our customers. We are in the process of migrating the ratings legacy technology and applications to more modern and sustainable technology platforms. Migration of such complex applications is time consuming, resource intensive and can pose considerable risk.

Difficulties in New Product Development Could Harm Our Business

In the past few years, we have introduced several new products and services, and expect to continue to do so. However, we may experience difficulties that could delay or prevent us from introducing new products and services in the future, or cause our costs to be higher than anticipated, which could materially adversely affect our business, results of operations and financial condition.

Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base

We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo!, which indexes our headlines and hosts our content including our video offerings, and CNBC, which telecasts James Cramer’s “Mad Money” television program, have been important components of our effort to enhance public awareness of our brands. There is intense competition for relationships with these firms and for content placement on their Web sites and for distribution of our audio and video content, and we may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our Web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

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

We May Face Liability for, or Incur Costs to Defend, Information Published in Our Services

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the articles, commentary, investment recommendations, ratings, or other information we publish in our services. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our Web sites through links to other Web sites. Our insurance may not adequately protect us against these claims.

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

Any Failure of Our Internal Security Measures or Breach of Our Privacy Protections Could Cause Us to Lose Users and Subject Us to Liability

Users who subscribe to our paid subscription services are required to furnish certain personal information (including name, mailing address, phone number, email address and credit card information), which we use to administer our services. We also require users of some of our free services and features to provide us with some personal information during the membership registration process. Additionally, we rely on security and authentication technology licensed from third parties to perform real-time credit card authorization and verification, and at times rely on third parties, including technology consulting firms, to help protect our infrastructure from security threats. We may have to continue to expend capital and other resources on the hardware and software infrastructure that provides security for our processing, storage and transmission of personal information.

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

We utilize various third parties to assist with various aspects of our business. Some of these partnerships require the exchange of user information. This is required because some features of our Web sites may be hosted by these third parties. While we take significant measures to guarantee the security of our customer data and require such third parties to comply with our privacy and security policies as well as be contractually bound to defend, indemnify and hold us harmless with respect to any claim by a third party related to any breach of relevant privacy laws, we are still at risk if any of these third party systems are breached or compromised.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal administrative, sales, marketing, technology and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York City, New York. Our West Coast bureau is located in approximately 1,870 square feet of office space in San Francisco, California. The Company’s newly formed, wholly-owned subsidiary, TheStreet.com Ratings, Inc., occupies 5,220 square feet of office space in Jupiter, Florida, and 850 square feet of office space in Boston, Massachusetts. Our communications and network infrastructure is hosted at a Savvis facility in Jersey City, New Jersey.

Item 3. Legal Proceedings.

In December 2001, the Company was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed collective settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. The settlement agreements collectively provide as follows:

The Company and the other issuer defendants will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants will also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs will receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class will recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3-4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs will release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) will be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

While the settlement process has been proceeding, the plaintiffs have continued to litigate against the underwriter defendants. The Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On January 5, 2007, the plaintiffs filed a petition for rehearing with the Court of Appeals. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear.

If the court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company. However, there can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

	Low	High
2005
First quarter	$4.05	$4.69
Second quarter	$2.85	$4.33
Third quarter	$3.45	$4.38
Fourth quarter	$3.96	$7.90
2006
First quarter	$6.59	$8.42
Second quarter	$7.26	$12.82
Third quarter	$9.35	$13.06
Fourth quarter	$8.32	$12.37

On March 12, 2007, the last reported sale price for our Common Stock was $11.49 per share.

Holders

The number of holders of record of our Common Stock on March 12, 2007 was 268, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

On December 29, 2006, the Company paid its fourth quarterly cash dividend of $0.025 per share on its Common Stock, to shareholders of record at the close of business on December 12, 2006. This dividend totaled approximately $0.7 million. For the year ended December 31, 2006, dividends paid totaled approximately $2.7 million. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2006.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1–31, 2006	—	$—	—	$2,678,878
November 1–30, 2006	—	$—	—	$2,678,878
December 1–31, 2006	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2006, 2005 and 2004, and the balance sheet data as of December 31, 2006 and 2005, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2003 and 2002 and the balance sheet data as of December 31, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:
Net revenue:
Subscription	$33,515	$23,070	$22,417	$18,503	$14,909
Advertising	15,447	9,523	7,066	5,602	4,372
Other	1,927	1,151	1,267	1,189	1,566

Total net revenue	50,889	33,744	30,750	25,294	20,847

Operating expense:
Cost of services	18,450	12,727	11,843	11,421	11,702
Sales and marketing	9,616	7,264	8,019	6,263	6,319
General and administrative	10,674	8,177	7,082	6,549	7,469
Depreciation and amortization	1,089	674	656	2,176	4,031
One-time lease termination costs	—	—	393	—	—
Noncash compensation	—	—	—	321	998
Restructuring gain	—	—	—	—	(77)
Asset (recovery) impairment	—	—	(500)	—	—

Total operating expense	39,829	28,842	27,493	26,730	30,442

Operating income (loss)	11,060	4,902	3,257	(1,436)	(9,595)
Net interest income	2,037	853	362	361	645
Gain on sale of investment	—	—	—	—	185

Income (loss) from continuing operations before income taxes	13,097	5,755	3,619	(1,075)	(8,765)
Provision for income taxes	261	5	—	—	—

Income (loss) from continuing operations	12,836	5,750	3,619	(1,075)	(8,765)

Discontinued operations: (*)
Loss from discontinued operations	—	(3,075)	(5,808)	(2,964)	(131)
Income (loss) on disposal of discontinued operations	32	(2,429)	—	—	210

Income (loss) from discontinued operations	32	(5,504)	(5,808)	(2,964)	79

Net income (loss)	$12,868	$246	$(2,189)	$(4,039)	$(8,686)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.48	$0.23	$0.15	$(0.05)	$(0.37)

Loss from discontinued operations	—	(0.12)	(0.24)	(0.12)	(0.01)
Income (loss) from disposal of discontinued operations	0.00	(0.10)	—	—	0.01

Income (loss) from discontinued operations	0.00	(0.22)	(0.24)	(0.12)	0.00

Net income (loss)	$0.48	$0.01	$(0.09)	$(0.17)	$(0.37)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.47	$0.22	$0.14	$(0.04)	$(0.35)

Loss from discontinued operations	—	(0.12)	(0.22)	(0.12)	(0.01)
Income (loss) from disposal of discontinued operations	0.00	(0.09)	—	—	0.01

Income (loss) from discontinued operations	0.00	(0.21)	(0.22)	(0.12)	0.00

Net income (loss)	$0.47	$0.01	$(0.08)	$(0.16)	$(0.35)

Weighted average basic shares outstanding	27,014	24,953	24,529	23,864	23,559

Weighted average diluted shares outstanding	27,546	26,165	26,068	25,819	24,561

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short term investments	$46,555	$34,014	$32,084	$28,471	$29,049
Working capital	33,797	22,059	19,052	18,984	19,635
Total assets	64,570	43,105	40,077	37,197	39,428
Long-term obligations, less current maturities	—	22	258	277	311
Total stockholders’ equity	44,191	27,441	25,383	25,987	29,109

(*)

In November 2000, the Company’s Board of Directors decided to discontinue the Company’s U.K. operations. The liquidation was completed in October 2002. The income on disposal of discontinued operations for the year ended December 31, 2002 reflected above primarily represent adjustments to the Company’s original estimate related to costs to be incurred in completing the liquidation process. Additionally, in June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this annual report on Form 10-K relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward- looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this annual report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Non-GAAP Financial Measures

To supplement the Company’s financial statements presented in accordance with generally accepted accounting principles ("GAAP"), TheStreet.com uses non-GAAP measures of certain components of financial performance, including “EBITDA,” and “Adjusted income”. EBITDA is adjusted from results based on GAAP to exclude interest, taxes, depreciation and amortization. Adjusted income is adjusted from results based on GAAP to exclude stock compensation expense. These non-GAAP measures are provided to enhance investors’ overall understanding of the Company’s current financial performance and its prospects for the future. Specifically, the Company believes these non-GAAP EBITDA results provide useful information to both management and investors by excluding certain income and expenses that may not be indicative of its core operating results. Further, as recorded, our historical results prior to October 1, 2005 excluded the impact of stock compensation expense. Management believes that stock compensation expenses are not reflective of our day-to-day operational results and that the investment community may find it helpful when reviewing our performance to evaluate the impact of the excluded items separately. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measures included in this Form 10-K have been reconciled to the nearest GAAP measure.

Overview

History

TheStreet.com, Inc. (collectively, with its wholly-owned subsidiaries, the “Company”) was organized in June 1996 as a Delaware limited liability company and converted to a Delaware C-corporation in May 1998. We create business, investment and ratings content, which we distribute to customers through proprietary properties, including Web sites, email services, print publications and audio and video programming. We also syndicate content for distribution by other media companies. We receive revenue from subscriptions, advertising and sponsorship sales, as well as syndication.

We operated Independent Research Group LLC (“IRG Research”), a registered broker-dealer providing proprietary equity research and brokerage services to institutional clients, from late 2002 until we discontinued its operations in the second quarter of 2005. See Note 2 in Notes to Consolidated Financial Statements.

In August 2006, we acquired the assets of Weiss Ratings, Inc. (“Ratings”), which provides independent ratings and evaluations of mutual funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. We have rebranded the business as TheStreet.com Ratings, and integrated its content into our free online offerings.

Current State of the Company

The Company’s total net revenue for the year ended December 31, 2006 increased approximately 51%, to approximately $50.9 million, as compared to approximately $33.7 million for the year ended December 31, 2005. The Company’s net income from continuing operations for the year ended December 31, 2006 increased approximately 123% to approximately $12.8 million, as compared to approximately $5.8 million for the year ended December 31, 2005.

Subscription Revenue. Subscription revenue, the largest component of net revenue, totaled approximately $33.5 million for the year ended December 31, 2006, an increase of approximately 45% when compared to approximately $23.1 million for the year ended December 31, 2005. We believe this growth in our subscription revenue is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through television and (until December 2006) radio programs hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information we offer, contributing to our strong increase in subscription revenue when compared to the prior year period. Finally, we added new subscribers as a result of our acquisition of the assets of Ratings during August, which contributed to the growth in our subscription revenue as compared to the prior year period.

Advertising Revenue. Advertising revenue increased by approximately 62% for the year ended December 31, 2006, to approximately $15.4 million, as compared to approximately $9.5 million for the year ended December 31, 2005. This increase is attributable to several factors. First, the attractiveness of our expanded personal finance, lifestyle and video content offerings and our success in implementing marketing relationships with other high-traffic Web sites resulted in year-over-year growth of 46% in the average number of unique visitors per month to the Company’s Web sites, from 3.0 million in 2005 to 4.4 million in 2006, and in an 80% increase in the number of page views generated by the Company’s Web sites, from 490 million in 2005 to 880 million in 2006. The growth in page views increased the amount of advertising inventory we had available to sell to advertisers, while the growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Our growth also appealed to a growing number of non-financial advertisers, who comprised 27% of total advertising revenue in 2006, as compared to 20% in 2005. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

We plan to continue to add content (including video, audio, blogs, and non-financial content) to our free, flagship Web site in an effort to increase page views and attract more non-endemic advertisers, and expand our advertising sales staff to take advantage of the current positive trends in the online advertising market. We anticipate that due to these trends, the proportion of our total revenue that comes from advertising is likely to increase in 2007.

Expenses. With respect to overall expenses over the periods, total compensation, revenue sharing costs, fees paid to non-employee content providers and marketing expenditures increased, while legal fees decreased when compared to the year ended December 31, 2005. As a result, total operating expenses increased by approximately 38%, to approximately $39.8 million for the recent year, as compared to approximately $28.8 million for the prior year.

In the year ended December 31, 2006, the Company expended approximately $2.4 million on its marketing programs, as compared to $1.9 million in the year ended December 31, 2005. The programs consist of promotional advertising campaigns on search engines, online media networks, financial portals and smaller niche Web sites, subscription marketing and distribution arrangements and email marketing campaigns. The programs are designed to generate free-trial subscriptions to our products and drive traffic to our Web sites, expose our brands and build our customer databases. In an effort to continue attracting new subscribers and increasing traffic, during 2007, we plan to expand our marketing relationships with certain of our existing partners and to pursue additional arrangements with new marketing partners. Accordingly, we expect our marketing expenditures for 2007 to increase from 2006 levels. Because many of the Company’s online advertising contracts generally have the short terms and early cancellation provisions typical of the industry, the Company is able to adjust its expenditures on a weekly or monthly basis, depending on the return-on- investment of the campaigns.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. See “—Liquidity and Capital Resources.”

Recent Events

On January 3, 2007, the Company announced that it formed a joint venture with A.R. Media, a New York based media holding company, to create a new service called Stockpickr. TheStreet.com owns 49.9% of the joint venture.

Stockpickr, located at www.stockpickr.com, applies social networking technologies with stock investment idea generation. The Web site allows its members to create portfolios, compare their portfolios with others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment.

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

Subscription revenue represents fees paid by customers for access to particular services for the term of the subscription. Subscriptions are generally charged to customers’ credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

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

Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based upon annual impairment tests as of September 30, 2006, 2005 and 2004, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations reflects the impact of SFAS No. 123(R) for the year ended December 31, 2006 and for the three months ended December 31, 2005. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the year ended December 31, 2006 and the three months ended December 31, 2005 was $1,753,429 and $332,175, respectively.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the year ended December 31, 2006 was $3.50, using the Black-Scholes model with the following weighted-average assumptions. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Year Ended December 31, 2006
Expected option lives	3.5 years
Expected volatility	44.84%
Risk-free interest rate	4.76%
Expected dividends	1.08%

The impact of stock-based compensation expense has been significant to reported and pro forma results of operations and per share amounts (see Note 1 in Notes to Consolidated Financial Statements). The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model and includes several assumptions, including the risk-free interest rate and the expected volatility of the Company’s common stock price. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk- free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2006 would increase by approximately $34,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2006 would increase by approximately $189,000. Because options are expensed over up to four years from the date of grant, the foregoing estimated increases include potential expense for options granted during the years ended December 31, 2006, 2005, 2004, 2003 and 2002. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), we used the weighted average of such variable for all grants issued in a given year.

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards that are ultimately expected to vest, it has been reduced for expected forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “With-and–without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

Legal Contingencies

In December 2001, the Company was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non- underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed collective settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. The settlement agreements collectively provide as follows:

The Company and the other issuer defendants will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants will also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs will receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class will recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3-4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs will release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) will be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

While the settlement process has been proceeding, the plaintiffs have continued to litigate against the underwriter defendants. The Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On January 5, 2007, the plaintiffs filed a petition for rehearing with the Court of Appeals. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear.

If the court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company. However, there can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

Results of Operations

Through June 2005 the Company operated its business in two segments, electronic publishing and securities research and brokerage. During that period, certain functions necessary to operate the Company’s securities research and brokerage segment, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing operations–currently the sole operating segment. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services agreement. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by the Company as a whole. During May and June 2005, shared costs were allocated based on the Company’s annual budget. Management of the Company believes these allocation methods to have been reasonable. In June 2005, the operations of the Company’s securities research and brokerage segment were discontinued, and no further allocations have been made. Costs allocated to the discontinued segment totaled $1,251,083 and $2,304,656 for the years ended December 31, 2005 and 2004, respectively.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Net Revenue

	For the Year Ended December 31,		Change
	2006	2005	Amount	Percent
Net revenue:
Subscription	$33,514,590	$23,070,259	$10,444,331	45%
Advertising	15,447,378	9,522,835	5,924,543	62%
Other	1,926,867	1,150,980	775,887	67%

Total net revenue	$50,888,835	$33,744,074	$17,144,761	51%

Subscription. Subscription revenue is derived from annual and monthly subscriptions, and is recognized ratably over the subscription period. We believe the growth in subscription revenue is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through television and (until December 2006) radio programs hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We also believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information that the Company offers. Additionally, subscription revenue for the year ended December 31, 2006 includes the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

For the year ended December 31, 2006, approximately 65% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 68% for the year ended December 31, 2005. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2006 and 2005.

Advertising. Advertising revenue is derived from Internet sponsorship arrangements, and from the delivery of banner and email advertisements on the Company’s Web sites.

The increase in advertising revenue is attributable primarily to the attractiveness of our expanded personal finance, lifestyle and video content offerings and our success in implementing marketing relationships with other high-traffic Web sites. These factors resulted in a 46% increase in the average number of monthly unique visitors to the Company’s Web sites and in an 80% increase the number of page views generated by the Company’s Web sites, when compared to the year ended December 31, 2005. The growth in page views increased the amount of advertising inventory we had available to sell to advertisers, while the growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationship with a number of our existing advertisers.

The number of advertisers for the year ended December 31, 2006 was 148 as compared to 115 for the year ended December 31, 2005. The Company’s top five advertisers accounted for approximately 34% of its total advertising revenue for the year ended December 31, 2006, as compared to approximately 33% for the year ended December 31, 2005. For the year ended December 31, 2006, one advertiser accounted for more than 10% (approximately 14%) of total advertising revenue. For the year ended December 31, 2005, no advertiser accounted for 10% of total advertising revenue.

Other. Other revenue consists primarily of syndication revenue and revenue related to the Company’s nationally syndicated daily radio program, RealMoney with Jim Cramer prior to its discontinuation in December 2006.

The increase in other revenue is primarily the result of revenue received from the syndication of independent research from Ratings by certain of the investment banks involved in the global analyst research settlement, partially offset by a decrease in revenue related to the Company’s nationally syndicated daily radio program. The net effect of the foregoing accounted for $755,394 of the $775,887 total increase.

Operating Expense

	For the Year Ended December 31,		Change
	2006	2005	Amount	Percent
Operating Expense:
Cost of services	$18,450,110	$12,727,057	$5,723,053	45%
Sales and marketing	9,616,491	7,264,114	2,352,377	32%
General and administrative	10,673,705	8,176,442	2,497,263	31%
Depreciation and amortization	1,088,679	673,967	414,712	62%

Total operating expense	$39,828,985	$28,841,580	$10,987,405	38%

Operating expenses from continuing operations reported above for year ended December 31, 2005 do not include expenses that, prior to the third quarter in 2005, were allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology and ratings analyst staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

The increase in cost of services expense during the period was primarily the result of higher compensation and related costs (including an increase in the average headcount, higher incentive compensation related to improved operating performance and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan), combined with higher revenue sharing costs resulting from increased subscription revenue, increased fees paid to non-employee content providers, and increases in costs associated with data, hosting, computer maintenance and consulting. The net effect of the foregoing accounted for $5,480,664 of the total $5,723,053 increase. The increased expense also reflects both the allocation in the year ended December 31, 2005 of cost of services expenses totaling $507,262 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005 as well as incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

The increase in sales and marketing expense is primarily the result of higher compensation and related costs (including increased advertising commission payments resulting from increased advertising revenue, non- cash compensation related to the expensing of awards under the Company’s stock incentive plan, an increase in the average headcount and higher incentive compensation related to improved operating performance), combined with increased advertising and promotion costs, advertisement serving expenses, credit card fees resulting from higher subscription revenue and deferred revenue balance, and consulting fees. The net effect of the foregoing accounted for $2,127,171 of the $2,352,377 increase. The increased expense also reflects both the allocation in the year ended December 31, 2005 of sales and marketing expenses totaling $11,009 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005 as well as incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

The increase in general and administrative expense is primarily the result of higher compensation and related costs (including higher salary expense due to an increase in the average headcount, increased incentive compensation related to improved operating performance and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan), combined with higher accounting and recruiting fees and rent expense, partially offset by reduced legal and consulting fees due to the absence of the costs relating to the Company’s consideration of strategic alternatives incurred during the year ended December 31, 2005. The net effect of the foregoing accounted for $1,930,899 of the $2,497,263 increase. The increased expense also reflects both the allocation in the year ended December 31, 2005 of general and administrative expenses totaling $667,185 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005 as well as incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

Depreciation and amortization. The increase in depreciation and amortization expense primarily reflects intangible asset amortization related to the Ratings acquisition totaling $206,833, combined with increased depreciation expense related to increased capital expenditures. The increased expense also reflects both the allocation in the year ended December 31, 2005 of depreciation and amortization expenses totaling $62,250 to the Company’s securities research and brokerage segment prior to its discontinuation in June 2005 as well as incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

Net Interest Income

	For the Year Ended December 31,		Change
	2006	2005	Amount	Percent
Net interest income	$2,037,496	$852,676	$1,184,820	139%

The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

Discontinued Operations

	For the Year Ended December 31,		Change
	2006	2005	Amount	Percent
Loss from discontinued operations	$—	$(3,075,402)	$3,075,402	100%
Income (loss) on disposal of discontinued operations	32,321	(2,428,746)	2,461,067	N/A

Income (loss) from discontinued operations	$32,321	$(5,504,148)	$5,536,469	N/A

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the year ended December 31, 2006, income on disposal of discontinued operations represents an adjustment to previously estimated shutdown costs. For the year ended December 31, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. The Company believes that any remaining costs associated with these discontinued operations have been adequately provided for by this provision.

The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	December 31, 2006	December 31, 2005
Current assets.	$—	$3,200
Current liabilities	$222,425	$279,930

As of December 31, 2006, current liabilities of discontinued operations consists of accrued shutdown costs.

Net Income

Net income for the year ended December 31, 2006 totaled $12,868,447, or $0.48 and $0.47 per basic and diluted share, respectively, compared to $246,002, or $0.01 per basic and diluted share for the year ended December 31, 2005. Income from continuing operations for the year ended December 31, 2006 totaled $12,836,126, or $0.48 and $0.47 per basic and diluted share, respectively, compared to $5,750,150, or $0.23 and $0.22 per basic and diluted share, respectively, for the year ended December 31, 2005.

Non-GAAP adjusted income for the year ended December 31, 2006 totaled $14,621,876, or $0.54 and $0.53 per basic and diluted share, respectively, compared to $578,177, or $0.02 per basic and diluted share for the year ended December 31, 2005. Non-GAAP adjusted income from continuing operations for the year ended December 31, 2006 totaled $14,589,555, or $0.54 and $0.53 per basic and diluted share, respectively, compared to $6,082,325, or $0.24 and $0.23 per basic and diluted share, respectively, for the year ended December 31, 2005. Non-GAAP adjusted income is calculated as follows:

	For the Year Ended December 31,
	2006	2005
Net income	$12,868,447	$246,002
Add stock compensation expense	1,753,429	332,175

Non-GAAP adjusted income	$14,621,876	$578,177

Non-GAAP adjusted basic net income per share	$0.54	$0.02

Non-GAAP adjusted diluted net income per share	$0.53	$0.02

Weighted average basic shares outstanding	27,014,047	24,953,463

Weighted average diluted shares outstanding	27,546,137	26,164,880

	For the Year Ended December 31,
	2006	2005
Income from continuing operations	$12,836,126	$5,750,150
Add stock compensation expense	1,753,429	332,175

Non-GAAP adjusted income from continuing operations	$14,589,555	$6,082,325

Non-GAAP adjusted basic net income per share	$0.54	$0.24

Non-GAAP adjusted diluted net income per share	$0.53	$0.23

Weighted average basic shares outstanding	27,014,047	24,953,463

Weighted average diluted shares outstanding	27,546,137	26,164,880

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2006, totaled $12,342,350 compared to EBITDA of $393,355 for the year ended December 31, 2005. EBITDA from continuing operations in 2006 totaled $12,310,029 as compared to EBITDA of $5,679,363 for 2005. EBITDA is calculated as follows:

	For the Year Ended December 31,
	2006	2005
Net income	$12,868,447	$246,002
Less net interest income	(2,037,496)	(872,685)
Add taxes	422,720	124,105
Add depreciation and amortization	1,088,679	895,933

EBITDA	$12,342,350	$393,355

	For the Year Ended December 31,
	2006	2005
Income from continuing operations	$12,836,126	$5,750,150
Less net interest income	(2,037,496)	(852,676)
Add taxes	422,720	107,922
Add depreciation and amortization	1,088,679	673,967

EBITDA from continuing operations	$12,310,029	$5,679,363

Comparison of Fiscal Years Ended December 31, 2005 and 2004

Net Revenue

	For the Year Ended December 31,		Change
	2005	2004	Amount	Percent
Net revenue:
Subscription	$23,070,259	$22,416,934	$653,325	3%
Advertising	9,522,835	7,066,300	2,456,535	35%
Other	1,150,980	1,266,537	(115,557)	(9%)

Total net revenue	$33,744,074	$30,749,771	$2,994,303	10%

Subscription. The increase in subscription revenue is primarily the result of a 2% increase in the average number of paid subscriptions to the Company’s products during the year ended December 31, 2005 as compared to the year ended December 31, 2004. During the first half of 2005, subscriber totals decreased when compared to the same period of 2004. This trend was reversed during the second half of 2005 and December 31, 2005 subscriber totals increased by 22% when compared to June 30, 2005. This resulted in a full year increase in subscription revenue totaling $653,325, or 3%. Since subscription revenue is recognized ratably over the subscription period, the increased subscriptions during the second half of 2005 resulted in increased deferred revenue when compared to year end 2004. For the year ended December 31, 2005, approximately 68% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 66% for the year ended December 31, 2004.

The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks from disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2005 and 2004.

Advertising. The increase in advertising revenue is primarily the result of strong growth in the number of unique visitors to the Company’s Web sites and the addition of content to the Company’s free, flagship Web site, both of which helped to increase the number of page views generated by the Company’s Web sites. The continued strength of the online advertising market also contributed to the increase. These factors in turn led to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications, and allowed the Company to charge higher advertising rates. During the year ended December 31, 2005, the Company achieved a 16% increase in revenue per 1,000 revenue generating page views, as well as a 26% increase in revenue generating page views, when compared to the year ended December 31, 2004. The number of advertisers for the year ended December 31, 2005, was 115, as compared to 91 for the year ended December 31, 2004.

The Company’s top five advertisers accounted for approximately 33% of its total advertising revenue for the year ended December 31, 2005, as compared to approximately 43% for the year ended December 31, 2004. For the year ended December 31, 2005, no advertiser accounted for 10% of total advertising revenue. For the year ended December 31, 2004, one advertiser accounted for approximately 12.5% of total advertising revenue.

Other. The decrease in other revenue is primarily the result of the absence of conference related revenue in the year ended December 31, 2005 combined with a reduction in syndication revenue. The net effect of the foregoing accounted for $137,527 of the $115,557 decrease.

Operating Expense

	For the Year Ended December 31,		Change
	2005	2004	Amount	Percent
Operating Expense:
Cost of services	$12,727,057	$11,843,304	$883,753	7%
Sales and marketing	7,264,114	8,018,461	(754,347)	(9%)
General and administrative	8,176,442	7,081,891	1,094,551	15%
Depreciation and amortization	673,967	655,747	18,220	3%
One-time lease termination costs	—	392,851	(392,851)	(100%)
Asset recovery	—	(500,000)	500,000	100%

Total operating expense	$28,841,580	$27,492,254	$1,349,326	5%

Operating expenses from continuing operations reported above for the year ended December 31, 2005 and 2004 do not include expenses that, prior to the third quarter in 2005, were allocated to the Company’s securities research and brokerage segment. Such expenses are reported below under discontinued operations. While some of the expenses that were previously allocated to the securities research and brokerage segment have been eliminated or reduced as a result of the discontinuation of operations of IRG Research, which occurred in June 2005, the remaining portion of these expenses will continue to be incurred by the Company in its continuing operations.

Cost of services. The increase in cost of services expense is primarily the result of higher revenue sharing agreements and fees paid to outside contributors, partially offset by lower consulting fees. The net effect of the foregoing accounted for $692,570 of the $883,753 increase. The increased expense also reflects the allocation in the year ended December 31, 2005 of cost of services expenses totaling $507,262, compared to $830,397 for year ended December 31, 2004, to the Company’s discontinued securities research and brokerage segment.

Sales and marketing. The decrease in sales and marketing expense is primarily the result of reduced online advertising expenditures (resulting from a reduction in spending on the Company’s online marketing program), combined with reduced content distribution fees, partially offset by increased compensation and related costs, and consulting and promotions fees. The net effect of the foregoing accounted for $852,354 of the $754,347 decrease. The decreased expense is also partially offset by the allocation in the year ended December 31, 2005 of sales and marketing expenses totaling $11,009, compared to $19,637 for the year ended December 31, 2004, to the Company’s discontinued securities research and brokerage segment.

General and administrative. The increase in general and administrative expense reflects the allocation of expenses totaling $667,185 and $1,318,598 during the years ended December 31, 2005 and 2004, respectively, to the Company’s discontinued securities research and brokerage segment, combined with an increase in other expenses totaling $443,138 over the years. The increase was primarily the result of higher legal and consulting fees due to activities related to the consideration of possible strategic alternatives, noncash compensation resulting from the early adoption of FAS No. 123(R), and rent and commercial rent taxes, partially offset by reduced compensation and related costs, (mainly incentive compensation) and insurance fees. The net effect of the foregoing accounted for $831,885 of the $1,094,551 total increase.

Depreciation and amortization. The increase in depreciation and amortization expense reflects the allocation of expense totaling $62,250 and $128,678 during the years ended December 31, 2005 and 2004, respectively, to the Company’s discontinued securities research and brokerage segment, partially offset by fully depreciated assets and reduced depreciation expense resulting from reduced capital expenditures.

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

Asset recovery. In December 1999, the Company purchased a 19.99% interest in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. In December 2001, the Company concluded that its investment in BusinessNet was not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. In October 2004, the Company entered into agreements with Ha’aretz Daily Newspaper Ltd. (“Ha’aretz”), the majority shareholder of BusinessNet, pursuant to which the Company agreed to sell its interest in BusinessNet and assign its rights and obligations to Ha’aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004.

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

Net Income

Net income for the year ended December 31, 2005 totaled $246,002, or $0.01 per basic and diluted share, compared to a net loss totaling $2,188,558, or a net loss of $0.09 and $0.08 per basic and diluted share, respectively, for the year ended December 31, 2004. Income from continuing operations for the year ended December 31, 2005 totaled $5,750,150, or $0.23 and $0.22 per basic and diluted share, respectively, compared to $3,619,728, or $0.15 and $0.14 per basic and diluted share, respectively, for the year ended December 31, 2004.

Non-GAAP adjusted income for the year ended December 31, 2005 totaled $578,177, or $0.02 per basic and diluted share, compared to a net loss totaling $2,188,558, or a net loss of $0.09 and $0.08 per basic and diluted share, respectively, for the year ended December 31, 2004. Non-GAAP adjusted income from continuing operations for the year ended December 31, 2005 totaled $6,082,325, or $0.24 and $0.23 per basic and diluted share, respectively, compared to $3,619,728, or $0.15 and $0.14 per basic and diluted share, respectively, for the year ended December 31, 2004. Non-GAAP adjusted income is calculated as follows:

	For the Year Ended December 31,
	2005	2004
Net income	$246,002	$(2,188,558)
Add stock compensation expense	332,175	—

Non-GAAP adjusted income	$578,177	$(2,188,558)

Non-GAAP adjusted basic net income per share	$0.02	$(0.09)

Non-GAAP adjusted diluted income per share	$0.02	$(0.08)

Weighted average basic shares outstanding	24,953,463	24,529,026

Weighted average diluted shares outstanding	26,164,880	26,067,981

	For the Year Ended December 31,
	2005	2004
Income from continuing operations	$5,750,150	$3,619,728
Add stock compensation expense	332,175	—

Non-GAAP adjusted income from continuing operations	$6,082,325	$3,619,728

Non-GAAP adjusted basic net income per share	$0.24	$0.15

Non-GAAP adjusted diluted income per share	$0.23	$0.14

Weighted average basic shares outstanding	24,953,463	24,529,026

Weighted average diluted shares outstanding	26,164,880	26,067,981

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2005, totaled $393,355 compared to EBITDA net loss totaling $1,638,842 for the year ended December 31, 2004. EBITDA from continuing operations in 2005 totaled $5,679,363 as compared to EBITDA of $3,998,753 for 2004. EBITDA is calculated as follows:

	For the Year Ended December 31,
	2005	2004
Net income	$246,002	$(2,188,558)
Less net interest income	(872,685)	(379,166)
Add taxes	124,105	123,403
Add depreciation and amortization	895,933	805,479

EBITDA	$393,355	$(1,638,842)

	For the Year Ended December 31,
	2005	2004
Income from continuing operations	$5,750,150	$3,619,728
Less net interest income	(852,676)	(362,211)
Add taxes	107,922	95,489
Add depreciation and amortization	673,967	655,747

EBITDA from continuing operations	$5,679,363	$4,008,753

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of December 31, 2006, the Company’s cash and cash equivalents and noncurrent restricted cash amounted to $46,555,232, representing 72% of total assets.

Cash generated from operations was sufficient to cover expenses during the year ended December 31, 2006. Net cash provided by operating activities totaled $15,519,063 for the year ended December 31, 2006, as compared to net cash provided by operating activities totaling $1,244,411 for the year ended December 31, 2005. The increase in net cash provided by operating activities is primarily related to the following:

•	improved operating results;

•	increased noncash expenditures; and

•

lower incentive compensation payments during the year ended December 31, 2006 related to the 2005 fiscal year, as compared to payments made during the year ended December 31, 2005 related to the 2004 fiscal year.

These increases were partially offset by the following:

•	higher levels of receivables due to increased advertising revenue during the year ended December 31, 2006, as compared to the year ended December 31, 2005; and

•

a slow down in the overall growth of deferred revenue in the year ended December 31, 2006, net of the amount acquired in the Ratings acquisition on August 7, 2006, as compared to the year ended December 31, 2005.

Net cash provided by operating activities of $15,519,063 for the year ended December 31, 2006 was primarily the result of the Company’s net income combined with noncash expenses, an increase in accrued expenses (primarily related to increased incentive compensation) and increased deferred revenue (resulting from increased subscription sales). This was partially offset by an increase in accounts receivable (primarily the result of increased billings caused by higher advertising revenue). The net effect of the foregoing accounted for $16,040,475 of the $15,519,063 net cash provided by operating activities.

Net cash used in investing activities of $4,503,720 for the year ended December 31, 2006 was the result of the Ratings acquisition on August 7, 2006, combined with capital expenditures, partially offset by the sale of a short-term investment. Capital expenditures generally consisted of purchases of computer software and hardware, and telephone equipment.

Net cash provided by financing activities of $2,625,350 for the year ended December 31, 2006 consisted of the proceeds from the exercise of stock options and a decrease in restricted cash, partially offset by cash dividends paid, the purchase of treasury stock and a decrease in note payable.

The Company has a total of $500,000 of cash invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore restricted. The letter of credit serves as a security deposit for the Company’s principal office space in New York City. The office lease expires in November 2009, and the restricted cash is therefore classified as a noncurrent asset.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $4.4 million through December 31, 2007, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.025 per share of common stock during the year ended December 31, 2006, which resulted in a cash expenditure of approximately $2.7 million. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

The Company recognized a deferred tax asset of approximately $53 million and $59 million as of December 31, 2006 and 2005, respectively, primarily relating to net operating loss carryforwards of approximately $132 million and $140 million as of December 31, 2006 and 2005, respectively, available to offset future taxable income through 2025. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Treasury Stock

As discussed in Note 11 to Notes to Consolidated Financial Statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2006, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the

Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,717,158, $1,575,462 and $1,430,509 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in rent and equipment rental expenses was primarily due to additional rent expense resulting from the Ratings acquisition on August 7, 2006, the timing and amount of retroactive operating expense escalation charges, and the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $64,410 and $119,932 in the years ended December 31, 2005 and 2004, respectively. No such allocation was made in the year ended December 31, 2006. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2006, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2007	2008	2009	2010	2011	After 2011
Operating leases	$3,097,722	$1,287,758	$997,464	$812,500	$—	$—	$—
Employment agreements	2,872,544	2,424,875	447,669	—	—	—	—
Outside contributors	316,217	316,217	—	—	—	—	—
Note payable	22,146	22,146	—	—	—	—	—

Total contractual cash obligations	$6,308,629	$4,050,996	$1,445,133	$812,500	$—	$—	$—

Additional agreements were signed subsequent to December 31, 2006 with one employee and one outside contributor that guarantee payments of $208,333, $508,334 and $93,333 in the years ended December 31, 2007, 2008 and 2009, respectively, and are dependent on the future fulfillment of the services thereunder. An additional operating lease agreement was also signed that guarantees payments of $156,816, $209,088 and $191,664 in the years ended December 31, 2007, 2008 and 2009, respectively.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 21, 2005, the Audit Committee of the Board of Directors of TheStreet.com, Inc. (‘TheStreet.com’; or the ‘Company’) engaged Marcum & Kliegman LLP (‘M&K’) to serve as the Company’s independent registered public accounting firm beginning with the year ended December 31, 2005. The Audit Committee dismissed Ernst & Young LLP (‘E&Y’), the Company’s independent registered public accounting firm since 2002.

E&Y’s reports on TheStreet.com’s consolidated financial statements for the years ended December 31, 2003 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During TheStreet.com’s years ended December 31, 2003 and 2004 and through June 21, 2005, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to E&Y’s satisfaction, would have caused E&Y to make reference to the subject matter in its reports on TheStreet.com’s consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

TheStreet.com provided E&Y with a copy of the foregoing disclosures at the time of the filing of the Company’s Current Report on Form 8-K reporting the change in accountants. A copy of E&Y’s letter, dated June 21, 2005, to the Securities and Exchange Commission stating that E&Y was in agreement with statements concerning E&Y contained in such disclosures, is incorporated by reference herein as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2005.

Since January 1, 2003 and through June 21, 2005, the Company did not consult with M&K regarding: (i) the application of accounting principles to any transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that M&K concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the design and operation of these disclosure controls and procedures were effective. During the annual period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2006 based on those criteria issued by COSO.

The Company’s independent registered public accounting firm, Marcum & Kliegman LLP, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. Their report appears on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, as well as outside contributors to its publications. This code is publicly available on the Company’s Web site at http://www.thestreet.com/ir/codeofconduct. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Daryl Otte, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S- K, and that he is independent as defined under applicable Nasdaq listing standards and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

The Company has only one equity compensation plan, TheStreet.com 1998 Stock Incentive Plan, as amended and restated, which was approved most recently by the Company’s stockholders at its annual meeting on May 29, 2002. The following table sets forth certain information, as of December 31, 2006, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,206,089	$5.40	510,493*

*

Aggregate number of shares available for grant under TheStreet.com 1998 Stock Incentive Plan, which grants may be in the form of stock options, restricted stock or deferred stock in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
	2.	Consolidated Financial Statement Schedules: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
	3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
♦10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002²
♦♦10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan²
à10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan²
10.4	Annual Incentive Plan²
10.5	Compensation of Directors²
+10.6	Employment Agreement, dated August 1, 2005, between James Cramer and TheStreet.com, Inc.²
à10.7	Employment Agreement, dated January 1, 2006, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.²
++10.8	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.²
o10.9	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
à10.10	Letter Agreement, dated March 14, 2006, between James Lonergan and TheStreet.com, Inc.²
10.11	Letter Agreement, dated March 1, 2007, between James Lonergan and TheStreet.com, Inc.²
☐10.12	Employment Agreement, dated July 5, 2006, between Eric Ashman and TheStreet.com, Inc.²
oo10.13	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²

Exhibit Number	Description
à10.14	Amendment, dated February 3, 2006, to Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
•10.15	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1 LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and TheStreet.com, Inc., as Tenant
♦♦10.16	Amendment of Lease, dated as of October 31, 2001, between 14 Wall Street Holdings 1 LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and TheStreet.com, Inc., as Tenant
àà14	Code of Business Conduct and Ethics
23.1	Consent of Marcum & Kliegman LLP
23.2	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
♦	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
♦♦	Incorporated by reference to Exhibits to the Company’s 2004 Annual Report on Form 10-K filed March 16, 2005.
+	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated August 1, 2005.
++	Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.
o	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
oo	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.
•	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
à	Incorporated by reference to Exhibits to the Company’s 2005 Annual Report on Form 10-K filed March 16, 2006.
àà	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated January 25, 2005.
☐	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2006.
☐	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated July 5, 2006.
²	Indicates compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.
Dated: March 16, 2007	By:	/s/ THOMAS J. CLARKE, JR. ______________________________________________ Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ THOMAS J. CLARKE, JR. ________________________________ (THOMAS J. CLARKE , JR.)	Chief Executive Officer and Chairman of the Board	March 16, 2007

/s/ ERIC ASHMAN ________________________________ (ERIC ASHMAN)	Chief Financial Officer	March 16, 2007

/s/ RICHARD BROITMAN ________________________________ (RICHARD BROITMAN)	Controller	March 16, 2007

/s/ JAMES J. CRAMER ________________________________ (JAMES J. CRAMER)	Director	March 16, 2007

/s/ JEFFREY CUNNINGHAM ________________________________ (JEFFREY CUNNINGHAM)	Director	March 16, 2007

/s/ WILLIAM R. GRUVER ________________________________ (WILLIAM R. GRUVER)	Director	March 16, 2007

/s/ DARYL OTTE ________________________________ (DARYL OTTE)	Director	March 16, 2007

/s/ MARTIN PERETZ ________________________________ (MARTIN PERETZ)	Director	March 16, 2007

/s/ JEFFREY A. SONNENFELD ________________________________ (JEFFREY A. SONNENFELD)	Director	March 16, 2007

THESTREET.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
THESTREET.COM, INC.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that TheStreet.com, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006 of the Company and our report dated February 16, 2007 expressed an unqualified opinion on those financial statements.

/s/ Marcum & Kliegman LLP
New York, New York
February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
THESTREET.COM, INC.

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheStreet.com, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 16, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum & Kliegman LLP
New York, New York
February 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
THESTREET.COM, INC.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of TheStreet.com, Inc. (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

New York, New York
March 11, 2005, except for Note 2, as to which the
date is March 13, 2006

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$46,055,232	$32,414,539
Restricted cash	—	300,000
Short-term investments	—	500,000
Accounts receivable, net of allowance for doubtful accounts of $216,077 as of December 31, 2006 and $131,840 as of December 31, 2005	6,314,553	3,195,178
Other receivables	368,496	185,856
Prepaid expenses and other current assets	1,436,618	1,101,570
Current assets of discontinued operations	—	3,200

Total current assets	54,174,899	37,700,343
Property and equipment, net of accumulated depreciation and amortization of $14,420,638 as of December 31, 2006 and $13,494,175 as of December 31, 2005	3,018,132	1,987,207
Other assets	178,396	133,623
Goodwill	4,509,666	1,990,312
Other intangibles, net	2,188,500	493,333
Restricted cash	500,000	800,000

Total assets	$64,569,593	$43,104,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,165,705	$1,135,318
Accrued expenses	6,179,091	4,142,233
Deferred revenue	12,705,038	9,928,254
Current portion of note payable	22,146	102,931
Other current liabilities	83,800	52,775
Current liabilities of discontinued operations	222,425	279,930

Total current liabilities	20,378,205	15,641,441
Note payable	—	22,146

Total liabilities	20,378,205	15,663,587

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 33,606,835 shares issued and 27,854,835 shares outstanding at December 31, 2006, and 31,220,123 shares issued and 25,535,105 shares outstanding at December 31, 2005	336,068	312,201
Additional paid-in capital	193,556,899	189,167,895
Treasury stock at cost; 5,752,000 shares at December 31, 2006 and 5,685,018 shares at December 31, 2005	(9,033,471)	(8,502,310)
Accumulated deficit	(140,668,108)	(153,536,555)

Total stockholders’ equity	44,191,388	27,441,231

Total liabilities and stockholders’ equity	$64,569,593	$43,104,818

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005	2004
Net revenue:
Subscription	$33,514,590	$23,070,259	$22,416,934
Advertising	15,447,378	9,522,835	7,066,300
Other	1,926,867	1,150,980	1,266,537

Total net revenue	50,888,835	33,744,074	30,749,771

Operating expense:
Cost of services	18,450,110	12,727,057	11,843,304
Sales and marketing	9,616,491	7,264,114	8,018,461
General and administrative	10,673,705	8,176,442	7,081,891
Depreciation and amortization	1,088,679	673,967	655,747
One-time lease termination costs	—	—	392,851
Asset recovery	—	—	(500,000)

Total operating expense	39,828,985	28,841,580	27,492,254

Operating income	11,059,850	4,902,494	3,257,517
Net interest income	2,037,496	852,676	362,211

Income from continuing operations before income taxes	13,097,346	5,755,170	3,619,728
Provision for income taxes	261,220	5,020	—

Income from continuing operations	12,836,126	5,750,150	3,619,728

Discontinued operations:
Loss from discontinued operations	—	(3,075,402)	(5,808,286)
Income (loss) on disposal of discontinued operations	32,321	(2,428,746)	—

Income (loss) from discontinued operations	32,321	(5,504,148)	(5,808,286)

Net income (loss)	$12,868,447	$246,002	$(2,188,558)

Basic net income (loss) per share:
Income from continuing operations	$0.48	$0.23	$0.15

Loss from discontinued operations	—	(0.12)	(0.24)
Income (loss) on disposal of discontinued operations	0.00	(0.10)	—

Income (loss) from discontinued operations	0.00	(0.22)	(0.24)

Net income (loss)	$0.48	$0.01	$(0.09)

Diluted net income (loss) per share:
Income from continuing operations	$0.47	$0.22	$0.14

Loss from discontinued operations	—	(0.12)	(0.22)
Income (loss) on disposal of discontinued operations	0.00	(0.09)	—

Income (loss) from discontinued operations	0.00	(0.21)	(0.22)

Net income (loss)	$0.47	$0.01	$(0.08)

Weighted average basic shares outstanding	27,014,047	24,953,463	24,529,026

Weighted average diluted shares outstanding	27,546,137	26,164,880	26,067,981

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

THESTREET.COM, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value		Shares	Cost
Balance at December 31, 2003	29,463,299	$294,633	$184,502,124	(5,422,100)	$(7,215,410)	$(151,593,999)	$25,987,348
Exercise of options	689,845	6,898	1,683,215	—	—	—	1,690,113
Stock repurchase	—	—	—	(31,316)	(105,712)	—	(105,712)
Net loss	—	—	—	—	—	(2,188,558)	(2,188,558)

Balance at December 31, 2004	30,153,144	301,531	186,185,339	(5,453,416)	(7,321,122)	(153,782,557)	25,383,191
Exercise of options	1,066,979	10,670	2,650,381	—	—	—	2,661,051
Stock-based compensation expense related to employee stock options	—	—	332,175	—	—	—	332,175
Stock repurchase	—	—	—	(231,602)	(1,181,188)	—	(1,181,188)
Net income	—	—	—	—	—	246,002	246,002

Balance at December 31, 2005	31,220,123	312,201	189,167,895	(5,685,018)	(8,502,310)	(153,536,555)	27,441,231
Exercise of options	2,386,712	23,867	5,372,125	—	—	—	5,395,992
Stock-based compensation expense related to employee stock options	—	—	1,753,429	—	—	—	1,753,429
Stock repurchase	—	—	—	(66,982)	(531,161)	—	(531,161)
Dividend paid to stockholders	—	—	(2,736,550)	—	—	—	(2,736,550)
Net income	—	—	—	—	—	12,868,447	12,868,447

Balance at December 31, 2006	33,606,835	$336,068	$193,556,899	(5,752,000)	$(9,033,471)	$(140,668,108)	$44,191,388

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$12,868,447	$246,002	$(2,188,558)
(Income) loss from discontinued operations	(32,321)	5,504,148	5,808,286

Income from continuing operations	12,836,126	5,750,150	3,619,728
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,753,429	332,175	—
Provision for doubtful accounts	84,500	47,000	8,000
Depreciation and amortization	1,088,679	673,967	655,747
Noncash one-time lease termination costs	—	—	308,660
Deferred rent	89,370	63,136	125,111
Changes in operating assets and liabilities:
Accounts receivable	(3,203,875)	(1,745,060)	84,723
Other receivables	(182,640)	(99,657)	103,200
Receivables from related parties	—	—	214,788
Prepaid expenses and other current assets	(335,048)	(232,764)	177,660
Other assets	(15,836)	(100)	171,520
Accounts payable	30,387	371,048	30,000
Accrued expenses	2,036,858	(506,258)	1,955,242
Deferred revenue	1,323,067	2,617,497	471,586
Other current liabilities	36,030	(66,962)	(47,077)
Other liabilities	—	—	(91,650)

Net cash provided by continuing operations	15,541,047	7,204,172	7,787,238
Net cash used in discontinued operations	(21,984)	(5,959,761)	(5,158,130)

Net cash provided by operating activities	15,519,063	1,244,411	2,629,108

Cash Flows from Investing Activities:
Purchase of short-term investments	—	(500,000)	(6,000,000)
Sale of short-term investments	500,000	—	10,010,904
Purchase of Weiss Ratings, Inc.	(3,316,048)	—	—
Capital expenditures	(1,687,672)	(697,778)	(510,620)

Net cash (used in) provided by investing activities	(4,503,720)	(1,197,778)	3,500,284

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	5,395,992	2,661,051	1,690,113
Cash dividends paid	(2,736,550)	—	—
Repayment of note payable	(102,931)	(96,192)	(89,895)
Restricted cash	600,000	1,205,000	(105,000)
Purchase of treasury stock	(531,161)	(1,181,188)	(105,712)

Net cash provided by financing activities	2,625,350	2,588,671	1,389,506

Net increase in cash and cash equivalents	13,640,693	2,635,304	7,518,898
Cash and cash equivalents, beginning of period	32,414,539	29,779,235	22,260,337

Cash and cash equivalents, end of period	$46,055,232	$32,414,539	$29,779,235

Supplemental disclosures of cash flow information:
Cash payments made for interest	$27,360	$24,043	$24,875

Cash payments made for income taxes	$411,851	$126,891	$116,343

The accompanying Notes to Consolidated Financial Statements
are an integral part of these financial statements

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(1)	Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading multimedia creator of business, investment and ratings content. The Company distributes its content through proprietary properties, including web sites, email services, print publications and audio and video programming. The Company also syndicates its content for distribution by other media companies. The Company receives revenue from subscriptions, advertising and sponsorship sales, as well as syndication.

In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. See Note 2 in Notes to Consolidated Financial Statements.

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

Subscription revenue represents fees paid by customers for access to particular services for the term of the subscription. Subscriptions are generally charged to customers’ credit cards or are charged directly to companies that subscribe to the service. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

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

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of $500,000 of cash that is invested in a certificate of deposit that serves as collateral for an outstanding letter of credit, and is therefore classified as restricted cash at December 31, 2006. The letter of credit serves as a security deposit for the Company’s principal administrative, sales, marketing, technology and editorial office space located in New York City, New York. The Company does not anticipate that the cash will become unrestricted until the completion of its lease obligation, which occurs in November 2009. The restricted cash is therefore classified as a noncurrent asset on the Company’s Consolidated Balance Sheet at December 31, 2006.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and Web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight- line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized $37,963, $19,605 and $130,742, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company did not capitalize any Web site development costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated three year useful life of the software or Web site. Total amortization expense was $84,849, $134,991 and $136,480, for the years ended December 31, 2006, 2005 and 2004, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite useful lives will continue to be amortized over their estimated useful lives.

Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based upon annual impairment tests as of September 30, 2006, 2005 and 2004, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2006.

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

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “With-and–without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses, deferred revenue and note payable approximate fair value due to the short-term maturities of these instruments.

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

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2006, 2005, and 2004, advertising costs were $1,254,360, $988,683, and $2,315,626, respectively.

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

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). The consolidated statements of operations for the year ended December 31, 2005 only reflects the impact of SFAS No. 123(R) for the period October 1, 2005 to December 31, 2005. In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006 and 2005 were $1,753,429 and $332,175, respectively. As of December 31, 2006, there was approximately $2.8 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.11 years.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each restricted stock unit, which the Company issued for the first time during the three-month period ended March 31, 2006, is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the year ended December 31, 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the year ended December 31, 2006 was $3.50, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Expected option lives	3.5 years
Expected volatility	44.84%
Risk-free interest rate	4.76%
Expected dividends	1.08%

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock- based compensation, and to determine the subsequent impact on the APIC pool and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Had compensation for the Company’s outstanding share-based payment awards granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net income or loss and basic and diluted net income or loss per share for the years ended December 31, 2005 and 2004 would have been as follows:

	For the Year Ended December 31,
	2005	2004
Net income (loss), as reported	$246,002	$(2,188,558)
Add: noncash compensation, as reported	332,175	—
Less: noncash compensation, pro forma	(1,333,082)	(2,112,360)

Net loss, pro forma	$(754,905)	$(4,300,918)

Basic net income (loss) per share, as reported	$0.01	$(0.09)

Basic net loss per share, pro forma	$(0.03)	$(0.18)

Diluted net income (loss) per share, as reported	$0.01	$(0.08)

Diluted net loss per share, pro forma	$(0.03)	$(0.16)

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155—Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156—Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This Interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has commenced the process of evaluating the expected effect of FIN 48 on its financial statements and is not currently in a position to determine such effects.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 157 will have on our results of operations, financial condition and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 108, Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a restatement process where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB 108 will have a material effect on its financial position, results of operations or cash flows.

(2) Discontinued Operations

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying Consolidated Statements of Operations. The Company has reclassified the accompanying Consolidated Statements of Operations and Statements of Cash Flows for the year ended December 31, 2004 to conform to the presentation as of and for the years ended December 31, 2006 and 2005.

For the years ended December 31, 2006, 2005 and 2004, net revenue and net loss from discontinued operations were as follows:

	For the Year Ended December 31,
	2006	2005	2004
Net revenue	$—	$2,565,081	$4,473,201

Loss from discontinued operations	$—	$(3,075,402)	$(5,808,286)
Income (loss) on disposal of discontinued operations	32,321	(2,428,746)	—

Income (loss) from discontinued operations	$32,321	$(5,504,148)	$(5,808,286)

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

For the year ended December 31, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the operations of the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process. For the year ended December 31, 2006, income on disposal of discontinued operations represents adjustments to previously estimated shutdown costs.

The fair market values of the remaining assets and liabilities of the discontinued operation as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Current assets.	$—	$3,200
Current liabilities	$222,425	$279,930

As of December 31, 2006, current liabilities of discontinued operations consists of accrued shutdown costs.

The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial Charge	Year 2005 Activity	Balance 12/31/2005	Year 2006 Activity		Balance 12/31/2006
				Deductions	Adjustments
Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—
Severance payments	1,134,323	(905,566)	228,757	(6,332)	—	222,425
Extinguishment of lease and other obligations	582,483	(531,310)	51,173	(15,103)	(36,070)	—

	$2,383,352	$(2,103,422)	$279,930	$(21,435)	$(36,070)	$222,425

(3) Acquisition

On August 7, 2006, the Company, through its newly formed, wholly-owned subsidiary, TheStreet.com Ratings, Inc., acquired substantially all of the assets and certain liabilities of Weiss Ratings, Inc. (“Ratings”), a wholly owned subsidiary of Weiss Group, Inc. that provides independent ratings and evaluations of mutual funds, exchange-traded funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. The Company paid cash consideration of $3.2 million, equal to the total purchase price of $4.7 million less the estimated value of assumed deferred revenue liabilities totaling approximately $1.5 million. The cash consideration, which was subject to adjustment based upon a final accounting of the deferred revenue liabilities assumed, was reduced by approximately $37,000 in January 2007. Additionally, the Company has capitalized legal fees in connection with the acquisition totaling approximately $150,000.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Property and equipment	$348,411
Intangible assets (amortizable over 3–5 years)	1,902,000
Goodwill	2,519,354

Total assets acquired	4,769,765

Liabilities assumed:
Deferred revenue	1,453,717

Total liabilities assumed	1,453,717

Total cash consideration (including legal fees)	$3,316,048

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recognized certain intangible assets acquired, primarily a syndication agreement, software models and a covenant not to compete. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the syndication agreement of $870,000, software models of $562,000 and covenant not to compete of $470,000 will be amortized over their estimated useful lives ranging from three to five years. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years. The estimated amortization expense for the next five years is as follows:

For the Year Ended December 31,	Amount
2007	$496,400
2008	$496,400
2009	$375,567
2010	$206,400
2011	$120,400

Unaudited pro forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the SEC. The unaudited pro forma consolidated financial information for annual periods ended December 31 is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Total net revenue	$54,141,375	$38,765,530	$34,950,184
Net income (loss)	$11,966,590	$(1,241,584)	$(4,356,017)
Basic net income (loss) per share	$0.44	$(0.05)	$(0.18)
Diluted net income (loss) per share	$0.43	$(0.05)	$(0.17)
Weighted average basic shares outstanding	27,014,047	24,953,463	24,529,026
Weighted average diluted shares outstanding	27,546,137	26,164,880	26,067,981

(4) One-Time Lease Termination Costs

In September 2004, the Company recognized a lease termination charge totaling $392,851 related to the subleasing of its office space at Two Rector Street in New York City, New York. The space had been provided to the Company’s discontinued subsidiary, IRG Research, under the services agreement between the two companies. When the new office space leased by IRG Research at 44 Wall Street in New York City, New York became available for occupancy, the Company subleased the Two Rector Street space to a new subtenant. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the charge represents the net present value of the difference between the obligations remaining under the original lease as of the date that IRG Research vacated the premises and the sublease payments to be received over the 45 months remaining on the lease. The Company classified such deferred rent liability net of an approximate $267,700 balance remaining at that point in time from a previously recorded deferred rent asset, among other liabilities in the accompanying Consolidated Balance Sheets ($34,550 current liability and $98,655 non-current asset as of December 31, 2006 and $39,555 current liability and $68,302 non-current asset as of December 31, 2005). Such amounts are being amortized over the life of the lease.

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(5) Net Income (Loss) Per Share

As discussed in Note 1 to Notes to Consolidated Financial Statements, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

	For the Year Ended December 31,
	2006	2005	2004
Numerator:
Income from continuing operations	$12,836,126	$5,750,150	$3,619,728
Loss from discontinued operations	—	(3,075,402)	(5,808,286)
Gain (loss) on disposal of discontinued operations	32,321	(2,428,746)	—

Net income (loss) available to common stockholders	$12,868,447	$246,002	$(2,188,558)

Denominator:
Weighted average basic shares outstanding	27,014,047	24,953,463	24,529,026

Weighted average diluted shares outstanding	27,546,137	26,164,880	26,067,981

Net income (loss) per share-basic:
Continuing operations	$0.48	$0.23	$0.15
Discontinued operations	—	(0.12)	(0.24)
Disposal of discontinued operations	0.00	(0.10)	—

Net income (loss) per share	$0.48	$0.01	$(0.09)

Net income (loss) per share-diluted:
Continuing operations	$0.47	$0.22	$0.14
Discontinued operations	—	(0.12)	(0.22)
Disposal of discontinued operations	0.00	(0.09)	—

Net income (loss) per share	$0.47	$0.01	$(0.08)

(6) Property and Equipment

Property and equipment as of December 31, 2006 and 2005 consists of the following:

	December 31,
	2006	2005
Computer equipment	$13,605,255	$11,849,790
Furniture and fixtures	1,266,232	992,588
Leasehold improvements	2,567,283	2,639,004

	17,438,770	15,481,382
Less accumulated depreciation and amortization	14,420,638	13,494,175

Property and equipment, net	$3,018,132	$1,987,207

Included in computer equipment are capitalized software and Web site development costs of $1,239,024 and $1,201,061 at December 31, 2006 and 2005, respectively.

Depreciation and amortization expense for the above noted property and equipment aggregated $1,005,158, $868,098 and $906,154 for the years ended December 31, 2006, 2005, and 2004, respectively.

(7) Accrued Expenses

Accrued expenses as of December 31, 2006 and 2005 consists of the following:

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	December 31,
	2006	2005
Bonuses	$2,795,650	$1,273,723
Other	929,012	494,944
Payroll and related costs	742,320	610,914
Professional fees	570,845	850,857
Third party content and data costs	310,874	248,441
Advertising fees	261,457	145,916
Distribution fees	197,751	97,622
Consulting fees	135,957	88,559
Tax related costs	127,432	252,337
Statistical services fees	107,793	78,920

Total accrued expenses	$6,179,091	$4,142,233

(8) Note Payable

In connection with the termination of the Company’s lease obligation for 50% of its principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79% per annum, payable through March 2007. The monthly payment of principal plus interest totals $9,022. (See Note 12 in Notes to Consolidated Financial Statements)

(9) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2006 and 2005 consists of the following:

	December 31,
	2006	2005
Goodwill and other intangible assets not subject to amortization:
SmartPortfolio.com, Inc. goodwill	$1,990,312	$1,990,312
TheStreet.com Ratings, Inc. goodwill	2,519,354	—

	$4,509,666	$1,990,312

SmartPortfolio.com, Inc. trade name	$493,333	$493,333

Other intangible assets subject to amortization:
SmartPortfolio.com, Inc. customer list	1,250,000	1,250,000
SmartPortfolio.com, Inc. technology	730,000	730,000
TheStreet.com Ratings, Inc. syndication agreement	870,000	—
TheStreet.com Ratings, Inc. software models	562,000	—
TheStreet.com Ratings, Inc. noncompete	470,000	—

	3,882,000	1,980,000
Less accumulated amortization	(2,186,833)	(1,980,000)

Total other intangible assets subject to amortization	1,695,167	—

Total other intangible assets	$2,188,500	$493,333

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Amortization expense totaled $206,833 for the year ended December 31, 2006. There was no amortization expense recorded for the years ended December 31, 2005 and 2004. The estimated amortization expense for the next five years is as follows:

For the Year Ended December 31,	Amount
2007	$496,400
2008	$496,400
2009	$375,567
2010	$206,400
2011	$120,400

(10) Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company recognized a deferred tax asset of approximately $53 million and $59 million as of December 31, 2006 and 2005, respectively, primarily relating to net operating loss carryforwards of approximately $132 million and $140 million as of December 31, 2006 and 2005, respectively, available to offset future taxable income through 2025. The net operating loss carryforward as of December 31, 2006 includes approximately $6 million related to windfall tax benefits for which a benefit would be recorded in additional paid in capital when realized. The Company also has a capital loss carryforward of approximately $4 million as of December 31, 2006 and 2005, respectively, available to offset future capital gains through 2009.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

The current year’s Federal and State income tax provision consists substantially of alternative minimum taxes as a result of the utilization of prior year net operating loss carryforwards. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations for the years ended December 31, 2006, 2005 and 2004 were as follows:

	For the year ended December 31,
	2006	2005	2004
Statutory federal income tax rate	34%	34%	34%
State income taxes, net of federal tax benefit	6%	6%	6%
Effect of permanent differences	(17%)	17%	(10%)
Windfall tax benefit not deducted	19%	—	—
Increase to valuation allowance	—	(55%)	(30%)
Utilization of operating loss carryforward	(40%)	—	—

Net tax rate	2%	2%	0%

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Temporary differences between the financial statement and tax basis of assets and liabilities may give rise to deferred tax assets and deferred tax liabilities. The composition of deferred taxes is primarily as follows:

	For the year ended December 31,
	2006	2005
Deferred tax assets:
Operating loss carryforward	$53,000,000	$56,000,000
Windfall tax benefits carryforward	(3,000,000)	—
Capital loss carryforward	1,000,000	1,000,000
Depreciation and amortization	1,000,000	1,000,000
Accrued expenses	1,000,000	1,000,000
Less: valuation allowance	(53,000,000)	(59,000,000)

Net tax assets	$—	$—

(11) Equity Investments

Treasury Stock

In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2006, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), 8,900,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. As of December 31, 2006, there remained 510,493 shares available for future awards under the Plan.

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

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

A summary of the activity of the Stock Option Plan is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2003	5,138,609	$4.29
Options granted	1,408,000	$4.10
Options exercised	(689,412)	$2.45
Options cancelled	(864,542)	$13.27

Awards outstanding, December 31, 2004	4,992,655	$2.93
Options granted	1,203,000	$4.08
Options exercised	(1,066,979)	$2.49
Options cancelled	(1,159,527)	$4.55

Awards outstanding, December 31, 2005	3,969,149	$2.93
Options granted	644,500	$9.76
Restricted stock units granted	129,500	$0.00
Options exercised	(2,386,712)	$2.26
Options cancelled	(131,848)	$4.39
Restricted stock units cancelled	(18,500)	$0.00

Awards outstanding, December 31, 2006	2,206,089	$5.40	$8,571	2.85

Awards vested and expected to vest at December 31, 2006	2,081,714	$5.31	$7,466	1.71

Options exercisable at December 31, 2006	836,769	$3.79	$4,280	1.97

Restricted stock units exercisable at December 31, 2006	0	$0.00	$0	1.79

The following table summarizes information about options outstanding at December 31, 2006:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted AverageExercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 1.66–$ 2.05	5,250	0.5	$2.03	5,250	$2.03
$ 2.93–$ 4.08	1,416,839	2.3	$3.90	799,019	$3.76
$ 4.69–$ 4.71	37,500	1.8	$4.70	32,500	$4.70
$ 7.63–$10.90	460,500	4.3	$8.83	—	$—
$11.60–$12.78	175,000	4.5	$12.27	—	$—

	2,095,089	2.9	$5.69	836,769	$3.79

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2006 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at January 1, 2006	1,424,176	$2.02
Shares underlying options granted	644,500	$3.50
Shares underlying restricted stock units granted	129,500	$7.95
Shares underlying options vested	(678,509)	$2.01
Shares underlying unvested options cancelled	(131,847)	$2.08
Shares underlying unvested restricted stock units cancelled	(18,500)	$7.97

Shares underlying awards unvested at December 31, 2006	1,369,320	$3.20

For the year ended December 31, 2006, the total fair value of share-based awards vested was $1,365,896.

(12) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, furniture and fixtures, and equipment. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,717,158, $1,575,462 and $1,430,509 for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in rent and equipment rental expenses was primarily due to additional rent expense resulting from the Ratings acquisition on August 7, 2006, the timing and amount of retroactive operating expense escalation charges, and the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $63,181 and $119,932 in the years ended December 31, 2005 and 2004, respectively. No such allocation was made in the year ended December 31, 2006. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2006, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2007	2008	2009	2010	2011	After 2011
Operating leases	$3,097,722	$1,287,758	$997,464	$812,500	$—	$—	$—
Employment agreements	2,872,544	2,424,875	447,669	—	—	—	—
Outside contributors	316,217	316,217	—	—	—	—	—
Note payable	22,146	22,146	—	—	—	—	—

Total contractual cash obligations	$6,308,629	$4,050,996	$1,445,133	$812,500	$—	$—	$—

Additional agreements were signed subsequent to December 31, 2006 with one employee and one outside contributor that guarantee payments of $208,333, $508,334 and $93,333 in the years ended December 31, 2007, 2008 and 2009, respectively, and are dependent on the future fulfillment of the services thereunder. An additional operating lease agreement was also signed that guarantees payments of $156,816, $209,088 and $191,664 in the years ended December 31, 2007, 2008 and 2009, respectively.

Concentration of Credit Risk

The Company’s top five advertisers accounted for approximately 34%, 33% and 43% of its total advertising revenue for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006 and 2004, one advertiser accounted for more than 10% (approximately 14% and 12.5%, respectively) of total advertising revenue. For the year ended December 31, 2005, no advertiser accounted for more than 10% of total advertising revenue.

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Legal Proceedings

In December 2001, the Company was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the Southern District of New York (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the Court ruled on the motions. The Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed collective settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. The settlement agreements collectively provide as follows:

The Company and the other issuer defendants will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants will also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs will receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class will recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3–4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs will release the non-bankrupt issuer defendants from all claims against them (the bankrupt

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) will be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

While the settlement process has been proceeding, the plaintiffs have continued to litigate against the underwriter defendants. The Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On January 5, 2007, the plaintiffs filed a petition for rehearing with the Court of Appeals. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear.

If the court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company. However, there can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.

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

(13) Employee Benefit Plan

Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and, through June 30, 2006, was funded solely by employee contributions. Effective July 1, 2006, the Company modified the 401(k) plan to provide an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation.

(14) Long-term Investments, at Cost

In December 1999, the Company purchased a 19.99% interest for $2,250,000 in BusinessNet Online Information Ltd. (“BusinessNet”), which launched an online business publication serving the Israeli market. Subsequently, the Company provided $1,804,354 in convertible bridge loan funding. In December 2001, the Company concluded that its original investment and subsequent bridge loans to BusinessNet were not realizable. As a result, the Company determined that this asset was fully impaired, and recorded an impairment charge in the amount of the full value ($4,054,354) of the investment and loans. In October 2004, the Company entered into agreements with Ha’aretz Daily Newspaper Ltd. (“Ha’aretz”), the majority shareholder of BusinessNet, pursuant to which the Company agreed to sell its interest in BusinessNet and assign its rights and obligations under the bridge loans to Ha’aretz in consideration of a cash payment of $500,000 and indemnification against any and all claims arising out of its investment in BusinessNet. The transaction closed in December 2004 and the Company recorded this recovery in the fourth quarter of 2004.

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(15) Business Segment Information

Effective January 1, 2003, the Company’s operations were classified into two business segments, media and financial services. Effective July 1, 2003, these segments were renamed “electronic publishing” and “securities research and brokerage” to better reflect the Company’s operating activities. The Company’s electronic publishing segment provides investment commentary, analysis and news to both retail and professional customers. The Company’s now discontinued securities research and brokerage segment generated independent proprietary equity research for use by institutional clients, and as a broker-dealer, was able to accept payment for its product through trading commissions, a standard payment method in the professional markets. Commission revenue was recorded on a trade date basis. Beginning with the first quarter of 2003, these segments were evaluated separately by key management in assessing performance and allocating resources.

To use administrative and other overhead resources efficiently, certain functions necessary to operate the Company’s discontinued securities research and brokerage segment, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing segment–currently the sole operating segment. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services agreement. Through April 2005, costs were allocated pro rata, based upon the average number of personnel employed by IRG Research each month as a percentage of the average of the total number of personnel employed each month by the Company as a whole. During May and June 2005, shared costs were allocated based upon the Company’s annual budget. Management of the Company believes these allocation methods to have been reasonable. In June 2005, the operations of the Company’s securities research and brokerage segment were discontinued, and no further allocations have been made. Costs allocated to the securities research and brokerage segment totaled $1,251,083 and $2,304,656, for the years ended December 31, 2005 and 2004, respectively.

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

(16) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$11,147	$12,396	$12,950	$14,396
Total operating expense	8,853	9,638	10,375	10,963
Income from continuing operations before income taxes	2,634	3,277	3,159	4,027
Provision for income tax	52	67	63	79
Income from continuing operations	2,582	3,210	3,096	3,948
(Loss) income from discontinued operations	—	—	—	—
(Loss) income on disposal of discontinued operations	(6)	18	—	20
(Loss) income from discontinued operations	(6)	18	—	20
Net income	2,576	3,228	3,096	3,968
Basic net income (loss) per share:
Income from continuing operations	0.10	0.12	0.11	0.14
(Loss) income from discontinued operations	—	—	—	—
(Loss) income on disposal of discontinued operations	(0.00)	0.00	—	0.00
Net income	0.10	0.12	0.11	0.14
Diluted net income (loss) per share:
Income from continuing operations	0.09	0.12	0.11	0.14
(Loss) income from discontinued operations	—	—	—	—
(Loss) income on disposal of discontinued operations	(0.00)	0.00	—	0.00
Net income	0.09	0.12	0.11	0.14

THESTREET.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

	For the Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$7,805	$7,751	$8,196	$9,992
Total operating expense	6,978	6,279	7,049	8,536
Income from continuing operations before income taxes	981	1,652	1,376	1,746
Provision for income tax	—	—	—	5
Income from continuing operations	981	1,652	1,376	1,741
(Loss) income from discontinued operations	(1,835)	(1,539)	278	21
(Loss) income on disposal of discontinued operations	—	(2,383)	(50)	4
(Loss) income from discontinued operations	(1,835)	(3,922)	228	25
Net (loss) income	(854)	(2,270)	1,604	1,766
Basic net income (loss) per share:
Income from continuing operations	0.04	0.07	0.05	0.07
(Loss) income from discontinued operations	(0.07)	(0.06)	0.01	0.00
(Loss) income on disposal of discontinued operations	—	(0.10)	(0.00)	0.00
Net (loss) income	(0.03)	(0.09)	0.06	0.07
Diluted net income (loss) per share:
Income from continuing operations	0.04	0.06	0.05	0.07
(Loss) income from discontinued operations	(0.07)	(0.06)	0.01	0.00
(Loss) income on disposal of discontinued operations	—	(0.09)	(0.00)	0.00
Net (loss) income	(0.03)	(0.09)	0.06	0.07

F-28

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to (Recovery from) Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2006	$131,840	$84,500	$263	$216,077
For the year ended December 31, 2005	$107,794	$47,000	$22,954	$131,840
For the year ended December 31, 2004	$129,096	$8,000	$29,302	$107,794

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
♦10.1	Amended and Restated 1998 Stock Incentive Plan, dated as of May 29, 2002²
♦♦10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan²
à10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan²
10.4	Annual Incentive Plan²
10.5	Compensation of Directors²
+10.6	Employment Agreement, dated August 1, 2005, between James Cramer and TheStreet.com, Inc.²
à10.7	Employment Agreement, dated January 1, 2006, between Thomas J. Clarke, Jr. and TheStreet.com, Inc.²
++10.8	Employment Agreement, dated March 1, 2003, between James Lonergan and TheStreet.com, Inc.²
o10.9	Letter Agreement, dated April 29, 2005, between James Lonergan and TheStreet.com, Inc.²
à10.10	Letter Agreement, dated March 14, 2006, between James Lonergan and TheStreet.com, Inc.²
10.11	Letter Agreement, dated March 1, 2007, between James Lonergan and TheStreet.com, Inc.²
☐10.12	Employment Agreement, dated July 5, 2006, between Eric Ashman and TheStreet.com, Inc.²
oo10.13	Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
à10.14	Amendment, dated February 3, 2006, to Letter Agreement, dated October 31, 2000, between Lisa A. Mogensen and TheStreet.com, Inc.²
•10.15	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1 LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and TheStreet.com, Inc., as Tenant
♦♦10.16	Amendment of Lease, dated as of October 31, 2001, between 14 Wall Street Holdings 1 LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and TheStreet.com, Inc., as Tenant
àà14	Code of Business Conduct and Ethics
23.1	Consent of Marcum & Kliegman LLP
23.2	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of CFO
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of CFO

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

♦	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
♦♦	Incorporated by reference to Exhibits to the Company’s 2004 Annual Report on Form 10-K filed March 16, 2005.
+	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated August 1, 2005.
++	Incorporated by reference to Exhibits to the Company’s 2002 Annual Report on Form 10-K filed March 31, 2003.
o	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated April 29, 2005.
oo	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2005.
•	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
à	Incorporated by reference to Exhibits to the Company’s 2005 Annual Report on Form 10-K filed March 16, 2006.
àà	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated January 25, 2005.
☐	Incorporated by reference to Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2006.
☐	Incorporated by reference to Exhibits to the Company’s Current Report on Form 8-K dated July 5, 2006.
²	Indicates compensatory plan or arrangement.