Form 10-Q
period 2007-03-31
THESTREET COM
filed 2007-05-10
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of May 8, 2007)
Common Stock, par value $0.01 per share	28,481,398

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2007

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

     THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$48,782,021	$46,055,232
Accounts receivable, net of allowance for doubtful
accounts of $216,077 as of March 31, 2007 and
December 31, 2006	5,661,710	6,314,553
Other receivables	233,713	368,496
Prepaid expenses and other current assets	1,523,133	1,436,618
Total current assets	56,200,577	54,174,899
Property and equipment, net of accumulated depreciation
and amortization of $14,708,640 as of March 31, 2007
and $14,420,638 as of December 31, 2006	3,661,248	3,018,132
Other assets	172,500	178,396
Goodwill	4,506,777	4,509,666
Other intangibles, net	2,064,400	2,188,500
Restricted cash	500,000	500,000
Total assets	$67,105,502	$64,569,593
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,535,281	$1,165,705
Accrued expenses	3,304,440	6,179,091
Deferred revenue	14,212,801	12,705,038
Current portion of note payable	-	22,146
Other current liabilities	82,692	83,800
Current liabilities of discontinued operations	223,486	222,425
Total current liabilities	19,358,700	20,378,205
Total liabilities	19,358,700	20,378,205
Stockholders' Equity:
Preferred stock; $0.01 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock; $0.01 par value; 100,000,000 shares
authorized; 33,838,331 shares issued and 28,086,331
shares outstanding as of March 31, 2007, and 33,606,835
shares issued and 27,854,835 shares outstanding
as of December 31, 2006	338,383	336,068
Additional paid-in capital	194,107,494	193,556,899
Treasury stock at cost; 5,752,000 shares as of March 31, 2007
and December 31, 2006	(9,033,471)	(9,033,471)
Accumulated deficit	(137,665,604)	(140,668,108)
Total stockholders' equity	47,746,802	44,191,388
Total liabilities and stockholders' equity	$67,105,502	$64,569,593

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

     THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2007	2006
	(unaudited)
Revenue:
Subscription	$8,743,015	$7,628,039
Advertising	5,069,013	3,242,749
Other	695,536	276,317
Total revenue	14,507,564	11,147,105

Operating expense:
Cost of services	5,626,089	4,146,912
Sales and marketing	3,329,740	2,146,915
General and administrative	2,708,021	2,371,850
Depreciation and amortization	379,207	186,988
Total operating expense	12,043,057	8,852,665
Operating income	2,464,507	2,294,440
Net interest income	600,657	340,056
Income from continuing operations before income taxes	3,065,164	2,634,496
Provision for income taxes	61,275	52,598
Income from continuing operations	3,003,889	2,581,898
Discontinued operations:
Loss on disposal of discontinued operations	(1,385)	(5,517)
Loss from discontinued operations	(1,385)	(5,517)
Net income	$3,002,504	$2,576,381

Basic net income (loss) per share
Income from continuing operations	$0.11	0.10
Loss on disposal of discontinued operations	(0.00)	(0.00)
Net income	$0.11	0.10

Diluted net income (loss) per share
Income from continuing operations	$0.11	0.09
Loss on disposal of discontinued operations	(0.00)	(0.00)
Net income	$0.11	0.09

Weighted average basic shares outstanding	27,944,360	26,048,562
Weighted average diluted shares outstanding	28,383,061	27,626,644

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash Flows from Operating Activities:
Net income	$3,002,504	$2,576,381
Loss from discontinued operations	1,385	5,517
Income from continuing operations	3,003,889	2,581,898
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Stock-based compensation expense	593,937	348,965
Provision for doubtful accounts	-	27,500
Depreciation and amortization	379,207	186,988
Deferred rent	35,726	21,857
Changes in operating assets and liabilities:
Accounts receivable	652,843	(328,502)
Other receivables	134,783	90,128
Prepaid expenses and other current assets	(86,515)	(172,738)
Accounts payable	371,435	(208,505)
Accrued expenses	(2,874,651)	(941,853)
Deferred revenue	1,507,763	2,541,128
Other current liabilities	98	1,920
Net cash provided by continuing operations	3,718,515	4,148,786
Net cash used in discontinued operations	(324)	(9,955)
Net cash provided by operating activities	3,718,191	4,138,831

Cash Flows from Investing Activities:
Purchase of Weiss Ratings, Inc.	2,889	-
Sale of short-term investments	-	500,000
Capital expenditures	(931,118)	(194,971)
Net cash (used in) provided by investing activities	(928,229)	305,029

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	668,404	3,101,497
Cash dividends paid	(709,431)	(668,579)
Repayment of note payable	(22,146)	(25,084)
Purchase of treasury stock	-	(531,161)
Net cash (used in) provided by financing activities	(63,173)	1,876,673
Net increase in cash and cash equivalents	2,726,789	6,320,533
Cash and cash equivalents, beginning of period	46,055,232	32,414,539
Cash and cash equivalents, end of period	$48,782,021	$38,735,072

Supplemental disclosures of cash flow information:
Cash payments made for interest	$7,053	$4,517
Cash payments made for income taxes	$183,027	$44,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

     TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading multimedia provider of business, investment and ratings content. The Company distributes its content through its proprietary properties, which include Web sites, email subscription services, print publications and audio and video programming and through syndication to other media companies. TheStreet.com, Inc. was a pioneer in the electronic publishing of financial information on the Internet through our creation of TheStreet.com, a paid subscription news and commentary Web site launched in 1996. Today, we offer information on stocks, mutual funds, exchange-traded funds (ETFs) and financial institutions, including various insurers; HMOs; Blue Cross Blue Shield plans; banks and savings and loans. Our breadth of services reaches a wide audience of retail and professional investors.

Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

     The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

     For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

Recent Accounting Pronouncements

     In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after

December 15, 2006. The Company adopted the provisions of this EITF and accounts for the collection of sales taxes using the gross method. The implementation of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

      Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

     In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses”.

     In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

     The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of March 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

     The Company recognized a deferred tax asset of approximately $52 million as of March 31, 2007, primarily relating to net operating loss carryforwards of approximately $130 million, available to offset future taxable income through 2025. The Company also has a capital loss carryforward of approximately $4 million, available to offset future capital gains through 2009.

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

     Unaudited pro forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the SEC. The unaudited pro forma consolidated financial information for the three-month period ended March 31, 2006 is as follows:

Total revenue	$12,455,475
Net income	2,141,952
Basic net income per share	0.08
Diluted net income per share	0.08
Weighted average basic shares outstanding	26,048,562
Weighted average diluted shares
outstanding	27,626,644

3. STOCK-BASED COMPENSATION

     Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), 8,900,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. As of March 31, 2007, there remained 111,033 shares available for future awards under the Plan.

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

     The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month periods ended March 31, 2007 and 2006 were $593,937 and $348,965, respectively. As of March 31, 2007, there was approximately $5.0 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.31 years.

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

     Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three-month periods ended March 31, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month periods ended March 31, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three-month periods ended March 31, 2007 and 2006 was $4.23 and 2.63, respectively, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

	For the Three Months Ended
	March 31,
	2007	2006
Expected option lives	3.5 years	3.5 years
Expected volatility	49.73%	42.11%
Risk-free interest rate	4.63%	4.31%
Expected dividends	1.04%	1.25%

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

A summary of the activity of the Stock Incentive Plan is as follows:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Shares	Average	Intrinsic	Contractual
	Underlying	Exercise	Value	Life
	Awards	Price	($000)	(In Years)
Awards outstanding at January 1, 2007	2,206,089	$5.40
Options granted	152,500	$11.00
Restricted stock units granted	247,210	$0.00
Options exercised	(184,500)	$3.62
Shares issued under restricted stock units	(46,996)	$0.00
Options cancelled	(250)	$1.66
Awards outstanding at March 31, 2007	2,374,053	$5.45	$16,205	2.84
Awards vested and expected to vest at March 31, 2007	2,239,678	$5.38	$15,431	1.88
Options exercisable at March 31, 2007	1,126,995	$4.18	$9,097	2.06
Restricted stock units eligible to be
issued at March 31, 2007	0	$0.00	$0	2.37

     A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2007 and changes in the three-month period then ended, is as follows:

		Weighted
		Average Grant
		Date Fair
Unvested Awards	Awards	Value
Shares underlying awards unvested at January 1, 2007	1,369,320	$3.20
Shares underlying options granted	152,500	$4.23
Shares underlying restricted stock units granted	247,210	$8.71
Shares underlying options vested	(474,976)	$2.15
Shares underlying restricted stock units vested	(46,996)	$7.90
Shares underlying awards unvested at March 31, 2007	1,247,058	$4.64

     For the three-month period ended March 31, 2007, the total fair value of share-based awards vested was $1,392,741.

4. STOCKHOLDERS’ EQUITY

Treasury Stock

     In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the three months ended March 31, 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

     Under the terms of the Plan, 8,900,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. In connection with awards under the Plan, the Company recorded $593,937 and $348,965 of non-cash compensation for the three-month periods ended March 31, 2007 and 2006, respectively.

     For the three-month period ended March 31, 2007, 152,500 Options and 247,210 RSUs were granted to employees of the Company. Additionally, for the three-month period ended March 31, 2007, 184,500 Options were exercised yielding approximately $0.7 million to the Company.

Common Stock Dividends

     On March 30, 2007, the Company paid its quarterly cash dividend of $0.025 per share on its common stock to shareholders of record at the close of business on March 23, 2007. This dividend totaled approximately $0.7 million.

5. LEGAL PROCEEDINGS

     In December 2001, the Company was named as a defendant in a securities class action filed in United States District Court for the Southern District of New York (the “District Court”) related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the District (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

     On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

     In June 2003, a proposed collective settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. The settlement agreements collectively provide, among other things as follows:

     The Company and the other issuer defendants would assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants would also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs would receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class would recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3–4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) would be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment would be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs would release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers would receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) would be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

     While the settlement process has been proceeding, the plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On January 5, 2007, the plaintiffs filed a petition for rehearing. The petition was denied on April 6, 2007. In light of the Second Circuit opinion, counsel to the issuers has informed the district court that the settlement with the plaintiffs described above cannot be approved because the defined settlement class, like the litigation class, cannot be certified with the Court of Appeals. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear.

     We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If the court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company. However, there can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. If the settlement is not approved, the Company intends to defend the action vigorously. In the event the settlement does not receive final court approval and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows. Our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the Company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

6. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

     The Company presents both basic and diluted income or loss per share from continuing operations and discontinued operations and from loss on disposal of discontinued operations in the accompanying consolidated statements of operations. The Company computes net income or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. The total common stock equivalents included in the calculation of diluted earnings per share amounted to 438,701 for the three-month period ended March 31, 2007. Stock options were included in the calculation of diluted earnings per share only when the average closing price of the Company’s common stock during the period exceeded the exercise price of the option. The total number of stock options that were excluded from the diluted earnings per share calculation amounted to 437,500 for the three-month period ended March 31, 2007.

7. DISCONTINUED OPERATIONS

     In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying Consolidated Statements of Operations.

     For the three-month period ended March 31, 2007, the Company recorded a loss on disposal of discontinued operations of $1,385.

     The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial	Year 2005	Balance	Year 2006	Balance	1 Quarter 2007 Activity		Balance
	Charge	Activity	12/31/2005	Activity	12/31/2006	Deductions	Adjustments	3/31/2007
Net asset write-off	$666,546	$(666,546)	$-	$-	$-	$-	$-	$-
Severance payments	1,134,323	(905,566)	228,757	(6,332)	222,425	-	-	222,425

Extinguishment of lease
and other obligations	582,483	(531,310)	51,173	(51,173)	-	-	-	-
	$2,383,352	$(2,103,422)	$279,930	$(57,505)	$222,425	$-	$-	$222,425

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

     The Company’s top five advertisers accounted for approximately 36% of its total advertising revenue for the three-month period ended March 31, 2007, as compared to approximately 46% for the three-month period ended March 31, 2006. One advertiser accounted for approximately 11% of total advertising revenue during the three-month period ended March 31, 2007, as compared to one advertiser accounting for approximately 23% of total advertising revenue during the three-month period ended March 31, 2006.

9. RECENT EVENTS

     On January 3, 2007, the Company announced that it reached an agreement to form a joint venture with A.R. Media, a New York-based media holding company, to create a new Web site called Stockpickr - "The Stock Idea Network." Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Media owned 50.1% and TheStreet.com 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr.com that it did not already own.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2006. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

     The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Overview

     TheStreet.com was founded in June 1996 by James J. Cramer and Dr. Martin Peretz. A pioneer in the electronic publishing of financial information on the Internet, we launched our first paid subscription news and commentary Web site, www.thestreet.com, in November 1996 and went public in May 1999.

     From late 2002 until the second quarter of 2005, we operated Independent Research Group LLC (“IRG Research”), a registered broker-dealer providing proprietary equity research and brokerage services to institutional clients. The closing of this unprofitable business in June 2005 enabled the management team to refocus its efforts on the profitable electronic publishing business, and marked the strategic shift toward accelerating the growth of our consumer market offerings within a free, advertising supported environment.

     In March 2005, the Company launched TheStreet.com TV, a free, advertising supported video network that today includes 12 channels covering daily market updates, executive interviews, small business and personal finance stories, and a daily show featuring James J. Cramer that provides his insights into the movements of the stock market.

     In August 2006, we acquired the assets of Weiss Ratings, Inc., and re-branded what was primarily a print business as TheStreet.com Ratings (“Ratings”). Through Ratings, we provide independent ratings and evaluations of stocks, mutual funds, exchange traded funds (“ETFs”) and financial institutions, including insurers, healthcare providers, banks and savings and loans. Upon completing the acquisition, we began to bring the Ratings content online and made it available for free in an advertising supported environment.

     In January 2007, we took a 49.9% joint venture interest in Stockpickr.com, a unique Web 2.0 offering that combines finance and social networking. With more than 800 professional portfolios and thousands of individual investor portfolios, visitors to the site can learn how to invest following professionals’ strategies, and communicate with each other to share investment ideas.

     It is possible that, as we implement our growth strategies, we will pursue additional acquisitions, joint ventures, or investments in other complementary businesses.

     Having established ourselves as a reliable source of investment content within the professional and active investor community, primarily through our subscription services, we have expanded our strategic vision with a stated goal of attracting the consumer audience to an expanded offering of free, advertising supported investing, personal finance and educational content. As uncertainty about the future of the social security safety net continues to grow, and as the number of companies offering their employees the protection of defined benefit pension plans continues to decline, we believe that individuals are increasingly seeking reliable investment and financial planning information. According to a May 2006 AARP1 survey that examined the financial preparedness of Americans aged 40+:

___________________

1 AARP Research Report, “Retirement Planning Survey Among U.S. Adults Age 40 and Older,” Published May 2006.

40% of workers and 33% of retirees are not confident in their ability to take care of long-term care expenses that may occur during their retirement;
Only 27% of workers and 50% of retirees feel very confident they will have enough money to live comfortably throughout their retirement years; and
Among current workers, 44% have tried to calculate their retirement needs while 26% are not confident they know how.

     Meanwhile, only 31% of the “Generation Y” workforce (age 18 to 25) eligible to participate in a tax deferred 401(k) retirement plan is doing so, and those that participate do not have adequate knowledge as to allocating their 401(k) funds2.

     Though there are vast quantities of financial content available in print publications and on the Internet, often the insight and expertise to make sense of it all remains elusive. TheStreet.com and its expanding network of properties strive to provide a solution, offering information to increase individuals’ financial acumen and the tools to apply their knowledge.

     In the first quarter of 2007, the Company’s subscription revenue comprised 60% of total revenue, compared to 68% in the first quarter of 2006. Our subscription services are generally targeted at more experienced investors, and many of our offerings focus on specific investment strategies, including options (TheStreet.com Options Alerts), dividend-paying stocks (The Dividend Stock Advisor), small capitalization stocks (TheStreet.com Stocks Under $10) and mid-cap stocks with short term upside potential (TheStreet.com Breakout Stocks). RealMoney, the foundation of our consumer line of paid subscription services, provides investing ideas, trading strategies, technical analysis and expert market commentary. Action Alerts PLUS is an alert service that provides subscribers with an intimate view of the activity within the actual portfolio of individual stocks held in Jim Cramer’s charitable trust. RealMoney Silver is the Company’s first bundled offering, allowing users to seamlessly access components of five subscription services from a single interface at a discounted subscription rate.

     We benefit from the annuity-style revenue stream of the subscription business, as reflected in the deferred revenue balance, which was $14.2 million at the end of the first quarter of 2007. This represents cash paid in advance for subscriptions, the revenue from which will be recognized ratably over the subscription term. We look to grow our subscription business through ongoing tailoring and enhancement of our service offerings, external marketing and promotion, and promotion on our free Web site, www.thestreet.com.

     However, we believe that the growth opportunity on the free, advertising supported side of the business is far greater than that on the subscription side of the business, and we anticipate a continued shift in our revenue mix toward increased advertising revenue as we pursue our strategy to attract a larger, consumer audience to our expanding array of content.

     In the first quarter of 2007, advertising revenue comprised 35% of total revenue, compared to 29% for the same period of the prior year. Our free, advertising supported Web site, www.thestreet.com, is updated throughout the day to provide financial commentary, analysis, and investigative journalism, along with personal finance and lifestyle content. In 2006, we created over 20,000 free stories that appeared on www.thestreet.com. The Web site is also home for content generated by TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds, 6,000 stocks, and 200 ETFs, and evaluates the financial strength of more than 13,000 financial institutions. This includes stories that highlight key trends, and features such as TheStreet.com’s proprietary ratings screener, which allows the use of custom search criteria to create lists from the Ratings data.

___________________

2 Hewitt Associates Research Report, “Three Generations Prepare for Retirement”, Published February 2006

     TheStreet.com TV is a free, advertising supported online video network providing a daily menu of original business news and short form feature programs. TheStreet.com TV offers continuous programming each day to keep investors informed of important changes in daily market conditions as well as information regarding personal finance and other topics that are relevant to investors.

     We have a number of free, advertising supported email newsletters including daily and weekly market bulletins, and we continue to expand the number of advertising supported podcasts available for download.

     We generate revenue from our free content through the sale of the following types of advertising placements:

  Advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com and Stockpickr.com, as well as on our paid subscription site, RealMoney;
  Advertisement placements in our free email newsletters;
  Sponsorship of stand-alone emails to our registered users; and
  Advertisements in TheStreet.com TV and in our audio Podcasts.

     Since we refocused our strategy on the consumer market in mid 2005, advertising sales have experienced significant growth, which we believe is attributable to several factors.

     First, as a result of the attractiveness of our expanded content offerings and our success in implementing marketing relationships with other high-traffic Web sites, we experienced strong increases in page views and unique visitors to our network of Web sites. In the first quarter of 2007, our network generated 287 million page views, a 28% increase over the prior year, and an average of 5.0 million unique users per month, an increase of 11% over the prior year. The growth in page views increased the amount of advertising inventory we had available to sell to advertisers, while the growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Advertising revenue in the first quarter of 2007 from non-financial advertisers increased by 139% over the same period last year, and represented 32% of total advertising revenue in the quarter, as compared to 21% in the first quarter of 2006.

     Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led to increased spending by our advertisers. See “Risk Factors—We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

     Finally, the wealth of free, advertising supported content at www.thestreet.com and www.stockpickr.com, and paid content offerings through our RealMoney website and subscription services, has earned recognition as reliable, timely, relevant and educational, which attracts a growing audience and is attractive to advertisers seeking to associate their brands with high quality content. In 2006, we received the following awards and distinctions:

  Society of America Business Editors and Writers’ Award Winner of “Best in Business” for TheStreet.com column: “The Five Dumbest Things on Wall Street This Week”
  Media Industry Newsletter, Editorial Excellence and Special Online Coverage, honorable mention
  2006 Media Industry Newsletter’s “Best E-mail Newsletter Award” Winner for TheStreet.com Options Alerts
  2006 Gerald Loeb Award for Distinguished Business and Financial Journalism, Finalist for News Services and Online Content category

  2006 Media Industry Newsletter “Best of the Web” Awards, Finalist for Editor of a Website (David Morrow, the Company’s Editor-in-Chief)
  2007 Codie Awards finalist for “Best Online News Service” for www.thestreet.com
  2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily “Booyahs!”

     Our goal is to be a trusted resource to our audience, helping them to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. Our strategy is to continue to expand our content offerings and distribution channels to attract a wider consumer audience to our investing, personal finance, education and lifestyle content. Key initiatives for 2007 include:

     TheStreet.com TV. Having established TheStreet.com TV as a premiere online video destination for financial news and analysis, in 2007 we expect to add additional small business, personal finance, education and lifestyle content to meet the needs of our expanding audience and to attract new advertisers. We also intend to continue to expand our roster of syndication partners, using our video content to attract new visitors to our site who may not otherwise be familiar with our offerings.

     TheStreet.com Ratings. In the first quarter of 2007, we enhanced our mutual fund, stock and ETF ratings screening tool with free ratings on more than 3,800 insurance companies and 8,500 financial institutions nationwide. In April of 2007, we launched an advertising supported ETF center, combining content from TheStreet.com Ratings with editorial and educational content specifically focused on ETFs. By the end of the second quarter of 2007, we expect to launch a similar mutual fund center. We intend to continue to expand our syndication relationships with parties interested in the Ratings content, in order to increase revenue and brand awareness.

     TheStreet.com University. We believe that there is an opportunity to deliver a unique educational experience focused on investing and personal finance in a free, advertising supported environment. In 2007, we intend to continue to build upon the early foundations laid within TheStreet.com University, a section of our Web site dedicated to educational content. In the first quarter of 2007, we added a searchable financial glossary to the site, which is also hyperlinked to terms within certain articles and stories throughout the site. Throughout 2007, we expect to continue to add tools, articles and video to provide a comprehensive educational experience for visitors to our site who want to increase their financial acumen. Given the evergreen nature of educational content, we also expect to incorporate our educational efforts into a comprehensive Search Engine Optimization campaign and seek appropriate syndication opportunities with partners.

     Social networking. Finally, we look to continue to capitalize on opportunities to implement social networking within our offerings, to grow our audience and deepen our visitors’ engagement within our network of properties. In the first quarter of 2007 we launched Stockpickr.com in a joint venture with A.R. Partners, and we expect to continue to incorporate Web 2.0 functionality into Stockpickr, and tighten its integration with TheStreet.com. In April of 2007, we launched a stock market trading game, “Beat the Street”, a free, advertising supported competition. Throughout 2007, we will run a series of rounds of the game, which we anticipate will attract new unique visitors to our site and generate page views we can monetize. We intend to continue to incorporate interactive features on our web properties, to increase user engagement, page views and attract new unique visitors.

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

     Subscription revenue represents fees paid by customers for access to particular services for the term of the subscription. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

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

     Advertising revenue is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, video and email advertisements on the Company’s Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

     Advertising revenue is subject to estimation and variability due to our policy of recognizing revenue only for arrangements with customers in which, among other things, management believes that collectibility of amounts due is reasonably assured. Accordingly, we estimate and record a provision for doubtful accounts for estimated losses resulting from the failure of our advertising customers to make required payments. This provision is recorded as a bad debt expense. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, including capitalized software and Web site development costs, and five years for furniture and fixtures). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from these estimates, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

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

     The Company’s top five advertisers accounted for approximately 36% of its total advertising revenue for the three-month period ended March 31, 2007, as compared to approximately 46% for the three-month period ended March 31, 2006. One advertiser accounted for approximately 11% of total advertising revenue during the three-month period ended March 31, 2007, as compared to one advertiser accounting for approximately 23% of total advertising revenue during the three-month period ended March 31, 2006.

Stock Based Compensation

     As of October 1, 2005, the Company elected early adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95” using the modified prospective transition method. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values. Prior to adoption of SFAS No. 123(R), the Company accounted for stock-based compensation expense on a pro forma basis in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

     Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month periods ended March 31, 2007 and 2006 was $593,937 and $348,965, respectively.

     Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the three-month period ended March 31, 2007 was $4.23, using the Black-Scholes model with the following weighted-average assumptions. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Three Months Ended
March 31, 2007
Expected option lives	3.5 years
Expected volatility	49.73%
Risk-free interest rate	4.63%
Expected dividends	1.04%

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

Results of Operations

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

     Revenue

	For the Three Months Ended
	March 31,		Change
	2007	2006	Amount	Percent
Revenue:
Subscription	$8,743,015	$7,628,039	$1,114,976	15%
Advertising	5,069,013	3,242,749	1,826,264	56%
Other	695,536	276,317	419,219	152%
Total revenue	$14,507,564	$11,147,105	$3,360,459	30%

     Subscription. Subscription revenue is derived from annual and monthly subscriptions, and is recognized ratably over the subscription period. We believe the growth in subscription revenue is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through television and (until December 2006) radio programs hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We also believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information that the Company offers. Finally, we added new subscribers as a result of our acquisition of TheStreet.com Ratings during August 2006, which contributed to the growth in our subscription revenue as compared to the prior year period.

     For the three-month period ended March 31, 2007, approximately 71% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the three-month period ended March 31, 2006. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended March 31, 2007 and 2006.

     Advertising. Advertising revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts. In the first quarter of 2007, the Company had an 11% increase in the average number of monthly unique visitors and a 28% increase the number of page views generated by the Company’s Web sites, when compared to the three-month period ended March 31, 2006.

     The growth in advertising revenue is attributable to the effective monetization of increases in both unique users and page views on the Company’s Web sites. The increase in reach and page views, combined with continued strength in our audience demographics, and the ability to create new and unique customized ad solutions enable us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

      We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 32% of total advertising revenue in the three-month period ended March 31, 2007, as compared to 21% in the three-month period ending March 31, 2006. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

     The number of advertisers for the three-month period ended March 31, 2007 was 75 as compared to 69 for the three-month period ended March 31, 2006. The Company’s top five advertisers accounted for approximately 36% of its total advertising revenue for the three-month period ended March 31, 2007, as compared to approximately 46% for the three-month period ended March 31, 2006. For the three-month period ended March 31, 2007, one advertiser accounted for approximately 11% of total advertising revenue. For the three-month period ended March 31, 2006, one advertiser accounted for approximately 23% of total advertising revenue.

     Other. For the three-month period ended March 31, 2007, other revenue consists primarily of syndication revenue. For the three-month period ended March 31, 2006, other revenue also included revenue related to the Company’s nationally syndicated daily radio program, RealMoney with Jim Cramer prior to its discontinuation in December 2006.

     The increase in other revenue is primarily the result of revenue received from the syndication of independent research from Ratings, partially offset by a decrease in revenue related to the Company’s nationally syndicated daily radio program.

     Operating Expense

	For the Three Months Ended
	March 31,		Change
	2007	2006	Amount	Percent
Operating expense:
Cost of services	$5,626,089	$4,146,912	$1,479,177	36%
Sales and marketing	3,329,740	2,146,915	1,182,825	55%
General and administrative	2,708,021	2,371,850	336,171	14%
Depreciation and amortization	379,207	186,988	192,219	103%
Total operating expense	$12,043,057	$8,852,665	$3,190,392	36%

     Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology and ratings analyst staffs, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

     As a percentage of revenue, cost of services expense was 38.8% in the first quarter of 2007, as compared to 37.2% in the first quarter of 2006. This increase is directly attributable to the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006. The Ratings print business requires more direct costs, primarily for analyst salaries, data and printing. The increase in absolute dollars during the period was largely the result of incremental costs associated with the operations of TheStreet.com Ratings, increased compensation and related costs within our editorial and video staffs related to the creation of additional content to drive increased advertising revenue, combined with increases in costs associated with consulting, computer maintenance and hosting, partially offset by reduced data acquisition costs.

     Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

     As a percentage of revenue, sales and marketing expense was 23.0% in the first quarter of 2007, as compared to 19.3% in the first quarter of 2006. This increase is largely attributable to the Company’s expanded promotional efforts to achieve additional pageviews and unique users to drive advertising revenue growth. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher compensation and related costs (including an increase in the average headcount, increased non-cash compensation related to the expensing of awards under the Company’s stock incentive plan, and higher incentive compensation related to improved operating performance), combined with increased advertising and promotion costs and consulting fees. The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings since the Rating s acquisition on August 7, 2006.

     General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

     As a percentage of revenue, general and administrative expense was 18.7% in the first quarter of 2007, as compared to 21.3% in the first quarter of 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher compensation and related costs (including higher salary expense due to an increase in the average headcount and non-cash compensation related to the expensing of awards under the Company’s stock incentive plan). The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

     Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 2.6% in the first quarter of 2007, as compared to 1.7% in the first quarter of 2006. This increase is largely attributable to amortization of intangible assets and depreciation of capital expenditures related to the Ratings acquisition.

     Net Interest Income

	For the Three Months Ended
	March 31,		Change
	2007	2006	Amount	Percent
Net interest income	$600,657	$340,056	$260,601	77%

     The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

     Discontinued Operations

	For the Three Months Ended
	March 31,		Change
	2007	2006	Amount	Percent
Loss on disposal of discontinued operations	$(1,385)	$(5,517)	$4,132	75%

     In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

     For the three-month periods ended March 31, 2007 and 2006, loss on disposal of discontinued operations represents additional legal fees incurred in connection with the liquidation process.

     The fair market values of the remaining liabilities of the discontinued operation are as follows:

	March 31,	December 31,
	2007	2006
Current liabilities	$223,486	$222,425

     Net Income

     Net income for the three-month period ended March 31, 2007 totaled $3,002,504, or $0.11 per basic and diluted share, compared to $2,576,381, or $0.10 and $0.09 per basic and diluted share, respectively, for the three-month period ended March 31, 2006.

     Non-GAAP adjusted net income for the three-month period ended March 31, 2007 totaled $3,596,441, or $0.13 per basic and diluted share, compared to $2,925,346, or $0.11 per basic and diluted share for the three-month period ended March 31, 2006. Non-GAAP adjusted net income is calculated as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$3,002,504	$2,576,381
Add noncash stock compensation expense	593,937	348,965
Non-GAAP adjusted net income	$3,596,441	$2,925,346

Non-GAAP adjusted basic net income per share	$0.13	$0.11
Non-GAAP adjusted diluted net income per share	$0.13	$0.11

Weighted average basic shares outstanding	27,944,360	26,048,562
Weighted average diluted shares outstanding	28,383,061	27,626,644

     Earnings Before Interest, Taxes, Depreciation and Amortization

     Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-month period ended March 31, 2007 totaled $2,887,954, compared to EBITDA of $2,508,161 for the three-month period ended March 31, 2006. EBITDA is calculated as follows:

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$3,002,504	$2,576,381
Less net interest income	(600,657)	(340,056)
Add taxes	106,900	84,848
Add depreciation and amortization	379,207	186,988
EBITDA	$2,887,954	$2,508,161

Liquidity and Capital Resources

     The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2007, the Company’s cash and cash equivalents and noncurrent restricted cash amounted to $49,282,021, representing 73% of total assets.

     Cash generated from operations was sufficient to cover expenses during the three-month period ended March 31, 2007. Net cash provided by operating activities totaled $3,718,191 for the three-month period ended March 31, 2007, as compared to net cash provided by operating activities totaling $4,138,831 for the three-month period ended March 31, 2006. The decrease in net cash provided by operating activities is primarily related to the following:

  higher annual incentive compensation payments during the three months ended March 31, 2007 related to the 2006 fiscal year, as compared to payments made during the three months ended March 31, 2006 related to the 2005 fiscal year; and
  a slow-down in the overall growth of deferred revenue in the three months ended March 31, 2007, as compared to the three months ended March 31, 2006.
       These decreases were partially offset by the following:
  improved collection of receivables in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006;
  an increase in the level of accounts payable in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 due to the growth of the Company; and
  an increase in the level of noncash expenses.

     Net cash provided by operating activities of $3,718,191 for the three-month period ended March 31, 2007 was primarily the result of the Company’s net income combined with noncash expenses, an increase in deferred revenue (resulting from increased subscription sales), a decrease in accounts receivable (resulting from improved collections) and an increase in accounts payable (due to the overall growth of the Company). This was partially offset by a decrease in accrued expenses (primarily the result of payments related to annual incentive compensation).

     Net cash used in investing activities of $928,229 for the three-month period ended March 31, 2007 was primarily the result of capital expenditures consisting of capitalized website development costs and purchases of computer hardware, leasehold improvements, furniture and fixtures and software.

     Net cash used in financing activities of $63,173 for the three-month period ended March 31, 2007 primarily consisted of cash dividends paid partially offset by the proceeds from the exercise of stock options.

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

     The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $4.4 million through March 31, 2008, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a cash dividend in the amount of $0.025 per share of common stock during the three-month period ended March 31, 2007, which resulted in a cash expenditure of approximately $0.7 million. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that, at a minimum, it serves to distribute interest income earned on the Company’s cash balances.

     The Company recognized a deferred tax asset of approximately $52 million, primarily relating to a net operating loss carryforward of approximately $130 million, as of March 31, 2007, available to offset future taxable income through 2025. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

     A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Commitments and Contingencies

     The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $391,064 and $402,693 for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease in rent and equipment rental expenses was primarily due to an operating expense escalation credit received during 2007 that pertained to the year of 2006, partially offset by additional expenses resulting from the Ratings acquisition on August 7, 2006. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of March 31, 2007, total future minimum cash payments are as follows:

		Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Operating leases	$3,272,125	$1,385,669	$1,886,456	$-	$-
Employment agreements	3,032,550	2,488,133	544,417	-	-
Outside contributor agreements	764,554	512,471	252,083	-	-
Total contractual cash obligations	$7,069,229	$4,386,273	$2,682,956	$-	$-

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

     The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective. During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the District Court ruled on the motions. The District Court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

     In June 2003, a proposed collective settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. The settlement agreements collectively provide, among other things as follows:

     The Company and the other issuer defendants would will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the Court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals. The Company and the other issuer defendants would also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs would receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class would recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3–4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs would release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) would be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

     While the settlement process has been proceeding, the plaintiffs have continued to litigate against the underwriter defendants. The District Court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6January 5, 2007, the Second Circuit denied plaintiffs filed a petition for rehearing. In light of the Second Circuit opinion, counsel to the issuers has informed the district court that the settlement with the plaintiffs described above cannot be approved because the defined settlement class, like the litigation class, cannot be certified with the Court of Appeals. The petition was denied on April 6, 2007. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear.

     We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If we cannot, we intend. If the court determines that the settlement is fair to the class members, and that the settlement classes can be certified, the settlement will be approved. If the settlement is approved, the Company is not aware of any material limitations to the payment by its insurance carriers of the costs and expenses of the settlement to the plaintiffs. The Company’s insurance coverage is sufficient, its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Accordingly, the Company does not expect that the settlement, should it be approved, will involve any payment by the Company. However, there can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all. If the settlement is not approved, the Company intends to defend the action vigorously. In the event the settlement does not receive final court approval and the Company or any of its individual defendants is reinstated as a defendant in the lawsuit, any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows. Our Board of Directors approved a proposed partial settlement with the plaintiffs in this matter. The settlement would have provided, among other things, a release of the company and of the individual defendants for the alleged wrongful conduct in the Amended Complaint in exchange for a guarantee from the company’s insurers regarding recovery from the underwriter defendants and other consideration from the company regarding its underwriters. The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, we have informed the district court that this settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

Item 1A. Risk Factors.

     In addition to the other information set forth in this report, you should carefully consider the material risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers

     Our ability to increase our advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to increase our unique visitors and page view inventory, and our ability to win our share of advertisers’ total advertising budgets from other Web sites, television, newspapers, magazines, newsletters or other new media. Advertising revenues could be adversely affected by significant changes in the relationships we have with portals and other high-traffic Web sites. While we have recently experienced increases in our online advertising revenue, there can be no assurance that such increases will continue. If our advertising revenue decreases, our business, results of operations and financial condition could be materially adversely affected.

     For the three months ended March 31, 2007, our top five advertisers accounted for approximately 36% of our total advertising revenue, as compared to approximately 46% for the three months ended March 31, 2006. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2007.

		(b)	(c) Total Number	(d) Maximum Number
	(a) Total	Average	of Shares (or	(or Approximate Dollar
	Number	Price	Units) Purchased	Value) of Shares (or
	of Shares	Paid per	as Part of Publicly	Units) that May Yet Be
	(or Units)	Share (or	Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs *
January 1 – 31, 2007	-	$-	-	$2,678,878
February 1 – 28, 2007	-	$-	-	$2,678,878
March 1 – 31, 2007	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit
Number	Description

* 3.1	Amended and Restated Certificate of Incorporation
** 3.2	Amended and Restated Bylaws
* 4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among
TheStreet.com and the stockholders named therein
* 4.2	TheStreet.com Rights Agreement
† 4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
†† 4.4	Specimen Certificate for TheStreet.com’s common stock
o 10.1	Letter Agreement, dated March 1, 2007, between James Lonergan and TheStreet.com, Inc.
10.2	Employment Agreement, dated March 26, 2007, between Steven Elkes and TheStreet.com, Inc.
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999
(File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed
April 19, 1999.
o	Incorporated by reference to Exhibits to the Company’s 2006 Annual Report on Form 10-K filed March 16, 2007.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: May 10, 2007	By: /s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: May 10, 2007	By: /s/ Eric Ashman
Eric Ashman
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among
TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
o10.1	Letter Agreement, dated March 1, 2007, between James Lonergan and TheStreet.com, Inc.
10.2	Employment Agreement, dated March 26, 2007, between Steven Elkes and TheStreet.com, Inc.
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999
(File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed
April 19, 1999.
o	Incorporated by reference to Exhibits to the Company’s 2006 Annual Report on Form 10-K filed March 16, 2007.