Form 10-Q
period 2007-06-30
THESTREET COM
filed 2007-08-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of August 6, 2007)

Common Stock, par value $0.01 per share	29,329,961

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2007

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006

	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$49,609,620	$46,055,232
Accounts receivable, net of allowance for doubtful accounts of $216,077 as of June 30, 2007 and December 31, 2006	6,419,487	6,314,553
Other receivables	232,077	368,496
Prepaid expenses and other current assets	2,035,600	1,436,618

Total current assets	58,296,784	54,174,899

Property and equipment, net of accumulated depreciation and amortization of $15,034,843 as of June 30, 2007 and $14,420,638 as of December 31, 2006	4,962,277	3,018,132
Other assets	191,273	178,396
Goodwill	9,039,651	4,509,666
Other intangibles, net	2,423,633	2,188,500
Restricted cash	500,000	500,000

Total assets	$75,413,618	$64,569,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,173,805	$1,165,705
Accrued expenses	4,304,581	6,179,091
Deferred revenue	14,231,760	12,705,038
Current portion of note payable	—	22,146
Other current liabilities	145,009	83,800
Current liabilities of discontinued operations	222,425	222,425

Total current liabilities	20,077,580	20,378,205

Total liabilities	20,077,580	20,378,205

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 34,364,731 shares issued and 28,612,731 shares outstanding as of June 30, 2007, and 33,606,835 shares issued and 27,854,835 shares outstanding as of December 31, 2006	343,647	336,068
Additional paid-in capital	198,141,278	193,556,899
Treasury stock at cost; 5,752,000 shares as of June 30, 2007 and December 31, 2006	(9,033,471)	(9,033,471)
Accumulated deficit	(134,115,416)	(140,668,108)

Total stockholders’ equity	55,336,038	44,191,388

Total liabilities and stockholders’ equity	$75,413,618	$64,569,593

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2007	2006	2007	2006

	(unaudited)		(unaudited)
Net revenue:
Subscription	$8,567,803	$8,406,870	$17,310,818	$16,034,909
Advertising	5,494,939	3,707,461	10,563,952	6,950,210
Other	836,546	281,886	1,532,082	558,203

Total net revenue	14,899,288	12,396,217	29,406,852	23,543,322

Operating expense:
Cost of services	5,645,418	4,531,717	11,271,507	8,678,629
Sales and marketing	3,055,464	2,323,577	6,385,204	4,470,492
General and administrative	2,765,133	2,566,544	5,473,154	4,938,394
Depreciation and amortization	435,935	216,891	815,142	403,879

Total operating expense	11,901,950	9,638,729	23,945,007	18,491,394

Operating income	2,997,338	2,757,488	5,461,845	5,051,928
Net interest income	625,042	518,663	1,225,699	858,719

Income from continuing operations before income taxes	3,622,380	3,276,151	6,687,544	5,910,647
Provision for income taxes	72,454	65,862	133,729	118,460

Income from continuing operations	3,549,926	3,210,289	6,553,815	5,792,187

Discontinued operations:
Income (loss) on disposal of discontinued operations	262	17,840	(1,123)	12,323

Income (loss) from discontinued operations	262	17,840	(1,123)	12,323

Net income	$3,550,188	$3,228,129	$6,552,692	$5,804,510

Basic net income (loss) per share
Income from continuing operations	$0.12	$0.12	$0.23	$0.22
Income (loss) on disposal of discontinued operations	0.00	0.00	(0.00)	0.00

Net income	$0.12	$0.12	$0.23	$0.22

Diluted net income (loss) per share
Income from continuing operations	$0.12	$0.12	$0.23	$0.21
Income (loss) on disposal of discontinued operations	0.00	0.00	(0.00)	0.00

Net income	$0.12	$0.12	$0.23	$0.21

Weighted average basic shares outstanding	28,422,332	27,010,258	28,184,671	26,537,726

Weighted average diluted shares outstanding	28,651,451	27,807,459	28,388,565	27,068,719

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2007	2006

	(unaudited)
Cash Flows from Operating Activities:
Net income	$6,552,692	$5,804,510
Loss (income) from discontinued operations	1,123	(12,323)

Income from continuing operations	6,553,815	5,792,187
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,071,581	821,316
Provision for doubtful accounts	—	27,500
Depreciation and amortization	815,142	403,879
Deferred rent	29,447	46,835
Changes in operating assets and liabilities:
Accounts receivable	(82,154)	(281,587)
Other receivables	136,419	130,476
Prepaid expenses and other current assets	(598,982)	(384,251)
Other assets	—	1,000
Accounts payable	(1,623)	49,014
Accrued expenses	(1,874,510)	326,379
Deferred revenue	1,526,722	3,271,542
Other current liabilities	80,957	(288)

Net cash provided by continuing operations	7,656,814	10,204,002
Net cash used in discontinued operations	(1,123)	(19,111)

Net cash provided by operating activities	7,655,691	10,184,891

Cash Flows from Investing Activities:
Purchase of Weiss Ratings, Inc.	30,922	—
Purchase of Stockpickr.com	(1,572,106)	—
Sale of short-term investments	—	500,000
Capital expenditures	(2,558,350)	(629,904)

Net cash used in investing activities	(4,099,534)	(129,904)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,450,528	4,216,978
Cash dividends paid	(1,430,151)	(1,351,387)
Repayment of note payable	(22,146)	(50,643)
Purchase of treasury stock	—	(531,161)

Net cash (used in) provided by financing activities	(1,769)	2,283,787

Net increase in cash and cash equivalents	3,554,388	12,338,774
Cash and cash equivalents, beginning of period	46,055,232	32,414,539

Cash and cash equivalents, end of period	$49,609,620	$44,753,313

Supplemental disclosures of cash flow information:
Cash payments made for interest	$13,390	$12,946

Cash payments made for income taxes	$245,916	$75,630

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

          TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading multimedia provider of business, investment and ratings content. The Company distributes its content through its proprietary properties, which include Web sites, email subscription services, print publications and audio and video programming, and through syndication to other media companies. TheStreet.com, Inc. was a pioneer in the electronic publishing of financial information on the Internet through our creation of TheStreet.com, a paid subscription news and commentary Web site launched in 1996. Today, we offer information on stocks, mutual funds, exchange-traded funds (ETFs) and financial institutions, including various insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. Our breadth of services reaches a wide audience of retail and professional investors.

Basis of Presentation

          The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

          The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

          In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations and cash flows. See Note 8 in Notes to Consolidated Financial Statements.

          For further information, refer to the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2007.

Recent Accounting Pronouncements

          In June 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported on a gross basis and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting periods beginning after December 15, 2006. The Company adopted the provisions of this EITF and accounts for the collection of sales taxes using the gross method. The implementation of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

          Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

          In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative expenses.”

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

          The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. As of June 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

          The Company recognized a deferred tax asset of approximately $51 million as of June 30, 2007, primarily relating to net operating loss carryforwards of approximately $128 million as of June 30, 2007, available to offset future taxable income through 2025. The Company also has a capital loss carryforward of approximately $4 million, available to offset future capital gains through 2009.

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

          In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11 (“EITF 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

2.	CAPITALIZED SOFTWARE AND WEB SITE DEVELOPMENT COSTS

          The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month and six-month periods ended June 30, 2007, the Company capitalized software development costs totaling $123,013 and $224,238, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

          In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month and six-month periods ended June 30, 2007, the Company capitalized Web site development costs totaling $555,881 and $1,004,837, respectively. For the six-month period ended June 30, 2006, the Company did not capitalize any Web site development costs.

          Capitalized software and Web site development costs are amortized using the straight-line method over the estimated three year useful life of the software or Web site. Total amortization expense for the three-month periods ended June 30, 2007 and 2006 was $11,388, and $23,877, respectively. Total amortization expense for the six-month periods ended June 30, 2007 and 2006 was $23,550, and $47,926, respectively.

3.	ACQUISITIONS

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

          Unaudited pro forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the SEC. The unaudited pro forma consolidated financial information for the three-month and six-month periods ended June 30, 2006 is as follows:

	For the Periods Ended June 30, 2006

	Three-Months	Six-Months

Total net revenue	$13,805,887	$26,261,363
Net income	2,754,583	4,896,536
Basic net income per share	0.10	0.18
Diluted net income per share	0.10	0.18
Weighted average basic shares outstanding	27,010,258	26,537,726
Weighted average diluted shares outstanding	27,807,459	27,068,719

          On January 3, 2007, the Company announced that it reached an agreement to form a joint venture with A.R. Partners, a New York-based media holding company, to create a new Web site called Stockpickr - “The Stock Idea Network.” Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Partners owned 50.1% and TheStreet.com 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr.com that it did not already own. The Company paid consideration of $1.5 million cash and 329,567 unregistered shares of the Company’s common stock, having a value on the payment date of approximately $3.5 million. Additionally, the Company has capitalized legal fees in connection with the acquisition totaling $72,106.

          The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition is as follows:

Assets acquired:
Accounts receivable	$22,780
Intangible assets (amortizable over 5 years)	500,000
Goodwill	4,560,907

Total assets acquired	5,083,687

Liabilities assumed:
Accounts payable	11,581

Total liabilities assumed	11,581

Total consideration (including legal fees)	$5,072,106

          In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recorded the estimated value of $500,000 related to the software models acquired within intangible assets. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the intangible asset will be amortized over its estimated useful life of five years. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years.

          Unaudited pro forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the SEC. The Company was initially formed in 2007, therefore there is no proforma consolidated financial information for 2006. The unaudited pro forma consolidated financial information for the three- and six-month periods ended June 30, 2007 is as follows:

	For the Periods Ended June 30, 2007

	Three-Months	Six-Months

Total net revenue	$14,934,943	$29,522,647
Net income	3,551,389	6,532,988
Basic net income per share	0.12	0.23
Diluted net income per share	0.12	0.23
Weighted average basic shares outstanding	28,422,332	28,184,671
Weighted average diluted shares outstanding	28,651,451	28,388,565

4.	STOCK-BASED COMPENSATION

          At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorizes cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the Company’s amended and restated 1998 Stock Incentive Plan (the “1998 Plan”) are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. As of June 30, 2007, there remained 1,361,368 shares available for future awards under the 2007 Plan.

          A stock option represents the right, once the option has vested and become exercisable, to purchase a share of the Company’s common stock at a particular exercise price set at the time of the grant. An RSU represents the right to receive one share of the Company’s common stock on the applicable vesting date for such RSU. Until the stock certificate for a share of common stock represented by an RSU is delivered, the holder of an RSU does not have any of the rights of a stockholder with respect to the common stock. However, the grant of an RSU includes the grant of dividend equivalents with respect to such RSU. The Company maintains a bookkeeping account to which it credits, whenever cash dividends are paid on the common stock, an amount equal to the amount of the dividend paid on a share of common stock for each then-outstanding RSU granted. The accumulated dividend equivalents vest on the applicable vesting date for the RSU with respect to which such dividend equivalents were credited, and are paid in cash at the time a stock certificate evidencing the shares represented by such vested RSU is delivered.

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

          The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month periods ended June 30, 2007 and 2006 was $477,644 and $472,351, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the six-month periods ended June 30, 2007 and 2006 was $1,071,581 and $821,316, respectively. As of June 30, 2007, there was approximately $4.5 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.22 years.

          SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each restricted stock unit under the 1998 Plan is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant. The value of each restricted stock unit under the 2007 Plan is equal to the closing price per share of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

          Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month and six-month periods ended June 30, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the six-month periods ended June 30, 2007 and 2006 was $4.07 and $2.96, respectively, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

	For the Six Months Ended June 30,

	2007	2006

Expected option lives	3.5 years	3.5 years
Expected volatility	47.62%	43.40%
Risk-free interest rate	4.65%	4.59%
Expected dividends	0.96%	1.17%

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

          A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding at January 1, 2007	2,206,089	$5.40
Options granted	152,500	$11.00
Restricted stock units granted	247,210	$0.00
Options exercised	(184,500)	$3.62
Shares issued under restricted stock units	(46,996)	$0.00
Options cancelled	(250)	$1.66

Awards outstanding at March 31, 2007	2,374,053	$5.45
Options granted	160,000	$10.78
Options exercised	(196,833)	$3.97
Restricted stock units cancelled	(23,834)	$0.00
Options cancelled	(136,501)	$9.57

Awards outstanding at June 30, 2007	2,176,885	$5.77	$11,439	2.99

Awards vested and expected to vest at June 30, 2007	2,065,979	$5.68	$11,061	1.92

Options exercisable at June 30, 2007	957,662	$4.32	$6,279	1.92

Restricted stock units eligible to be issued at June 30, 2007	0	$0.00	$0	2.21

          A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2007 and changes in the three-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at January 1, 2007	1,369,320	$3.20
Shares underlying options granted	312,500	$4.07
Shares underlying restricted stock units granted	247,210	$8.71
Shares underlying options vested	(502,476)	$2.18
Shares underlying restricted stock units vested	(46,996)	$7.90
Shares underlying options cancelled	(136,501)	$3.49
Shares underlying restricted stock units cancelled	(23,834)	$8.52

Shares underlying awards unvested at June 30, 2007	1,219,223	$4.64

          For the six-month period ended June 30, 2007, the total fair value of share-based awards vested was $1,488,634.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the six months ended June 30, 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

          At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorizes cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the Company’s amended and restated 1998 Stock Incentive Plan (the “1998 Plan”) are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $477,644 and $472,351 of non-cash compensation for the three-month periods ended June 30, 2007 and 2006, respectively, and $1,071,581 and $821,316 of non-cash compensation for the six-month periods ended June 30, 2007 and 2006, respectively.

          For the three-month and six-month periods ended June 30, 2007, 160,000 and 312,500 options, respectively, and zero and 247,210 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three-month and six-month periods ended June 30, 2007, 196,833 and 381,333 stock options, respectively, were exercised, yielding approximately $0.8 million and $1.5 million, respectively, to the Company.

Issuance of Common Stock for Acquisition

          On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr.com that it did not already own (See Note 3 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 329,567 unregistered shares of the Company’s common stock.

Common Stock Dividends

          On June 29, 2007, the Company paid its quarterly cash dividend of $0.025 per share on its common stock to shareholders of record at the close of business on June 15, 2007. This dividend totaled approximately $0.7 million.

6.	LEGAL PROCEEDINGS

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

          The Company and the other issuer defendants would assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the district court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals, although the plaintiffs have indicated their intent to withdraw the appeal in light of recent events, detailed below. The Company and the other issuer defendants would also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs would receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class would recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3–4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) would be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment would be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs would release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers would receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) would be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

          The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel to the issuers has informed the district court that the settlement with the plaintiffs described above cannot be approved because the defined settlement class, like the litigation class, cannot be certified with the Court of Appeals. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear. The settlement was terminated pursuant to a Stipulation and Order dated June 25, 2007.

          We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If we cannot, we intend to defend the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

7.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

          The Company presents both basic and diluted income or loss per share from continuing operations and discontinued operations and from loss on disposal of discontinued operations in the accompanying consolidated statements of operations. The Company computes net income or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. The total common stock equivalents included in the calculation of diluted earnings per share amounted to 229,119 and 203,894 for the three-month and six-month periods ended June 30, 2007, respectively. Stock options were included in the calculation of diluted earnings per share only when the average closing price of the Company’s common stock during the period exceeded the exercise price of the option. The total number of stock options that were excluded from the diluted earnings per share calculation amounted to 205,000 and 212,500 for the three-month and six-month periods ended June 30, 2007, respectively.

8.	DISCONTINUED OPERATIONS

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying Consolidated Statements of Operations.

          For the three-month and six-month periods ended June 30, 2007, the Company recorded a gain on disposal of discontinued operations of $262 and a loss on disposal of discontinued operations of $1,123, respectively.

          The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial Charge	Year 2005 Activity	Balance 12/31/2005	Year 2006 Activity	Balance 12/31/2006	Six-Months Ended June 30, 2007		Balance 6/30/2007

						Deductions	Adjustments

Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—	$—	$—

Severance payments	1,134,323	(905,566)	228,757	(6,332)	222,425	—	—	222,425

Extinguishment of lease and other obligations	582,483	(531,310)	51,173	(51,173)	—	—	—	—

	$2,383,352	$(2,103,422)	$279,930	$(57,505)	$222,425	$—	$—	$222,425

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

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

          The Company’s top five advertisers accounted for approximately 33% of its total advertising revenue for the six-month period ended June 30, 2007, as compared to approximately 41% for the six-month period ended June 30, 2006. No individual advertiser accounted for 10% or more of total advertising revenue during the six-month period ended June 30, 2007, as compared to one advertiser accounting for approximately 20% of total advertising revenue during the six-month period ended June 30, 2006.

10.	RECENT EVENTS

          On August 2, 2007, the Company announced that it had acquired, through a newly created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC, a leading provider of custom solutions for advertisers, marketers and content publishers. The acquisition also includes Promotions.com, a full-service online interactive marketing agency that implements interactive marketing campaigns for some of the biggest brands in the world. The purchase price of the acquisition is approximately $20.7 million, consisting of approximately $12.5 million in cash and 694,230 shares of unregistered common stock of TheStreet.com.

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

          In March 2005, the Company launched TheStreet.com TV, a free, advertising supported video network that today includes 13 channels covering daily market updates, executive interviews, small business and personal finance stories, and a daily show featuring James J. Cramer that provides his insights into the movements of the stock market.

          In August 2006, we acquired the assets of Weiss Ratings, Inc., re-branded what was primarily a print business as TheStreet.com Ratings (“Ratings”), and brought the Ratings content online and made it available for free in an advertising supported environment. Through Ratings, we provide independent ratings and evaluations of stocks, mutual funds, exchange traded funds (“ETFs”) and financial institutions, including insurers, healthcare providers, banks and savings and loans. In May 2007, we entered into an exclusive licensing arrangement with Grey Publishing, a leading independent reference book publishing house, to print, publish, distribute and sell certain Ratings directories.

          In January 2007, we took a 49.9% joint venture interest in Stockpickr.com, a unique Web 2.0 offering that combines finance and social networking. In April 2007, we acquired the remaining 50.1% stake in Stockpickr.com that we did not own. With more than 800 professional portfolios and almost 100,000 individual investor portfolios, visitors to the site can learn how to invest following professionals’ strategies, and communicate with each other to share investment ideas.

          It is possible that, as we implement our growth strategies, we will pursue additional acquisitions, joint ventures, or investments in other businesses.

          Having established ourselves as a reliable source of investment content within the professional and active investor community, primarily through our subscription services, we have expanded our strategic vision with a stated

goal of attracting the consumer audience to an expanded offering of free, advertising supported investing, personal finance and educational content. As uncertainty about the future of the social security safety net continues to grow, and the number of companies offering their employees the protection of defined benefit pension plans continues to decline, we believe that individuals are increasingly seeking reliable investment and financial planning information. According to a May 2006 AARP1 survey that examined the financial preparedness of Americans aged 40+:

•	40% of workers and 33% of retirees are not confident in their ability to take care of long-term care expenses that may occur during their retirement;

•	Only 27% of workers and 50% of retirees feel very confident they will have enough money to live comfortably throughout their retirement years; and

•	Among current workers, 44% have tried to calculate their retirement needs while 26% are not confident they know how.

          Meanwhile, only 31% of the “Generation Y” workforce (age 18 to 25) eligible to participate in a tax deferred 401(k) retirement plan is doing so, and those that participate do not have adequate knowledge as to allocating their 401(k) funds2.

          Though there are vast quantities of financial content available in print publications and on the Internet, finding the insight and expertise to make sense of it all often remains elusive. TheStreet.com and its expanding network of properties strive to provide a solution, offering a variety of content to increase individuals’ financial acumen and the tools to apply their knowledge.

          In the three-month and six-month periods ended June 30, 2007, the Company’s subscription revenue comprised 58% and 59%, respectively, of total revenue, compared to 68% in both the three-month and six-month periods ended June 30, 2006. Our subscription services are generally targeted at more experienced investors, and many of our offerings focus on specific investment strategies, including options (TheStreet.com Options Alerts), dividend-paying stocks (The Dividend Stock Advisor), small capitalization stocks (TheStreet.com Stocks Under $10) and mid-cap stocks with short term upside potential (TheStreet.com Breakout Stocks). RealMoney, the foundation of our consumer line of paid subscription services, provides investing ideas, trading strategies, technical analysis and expert market commentary. Action Alerts PLUS is an alert service that provides subscribers with an intimate view of the activity within the actual portfolio of individual stocks held in Jim Cramer’s charitable trust. RealMoney Silver is the Company’s first bundled offering, allowing users to seamlessly access components of five subscription services from a single interface at a discounted subscription rate.

          We benefit from the annuity-style revenue stream of the subscription business, as reflected in the deferred revenue balance, which was $14.2 million at the end of the second quarter of 2007. This represents cash paid in advance for subscriptions, the revenue from which will be recognized ratably over the subscription term. We look to grow our subscription business through ongoing tailoring and enhancement of our service offerings, external marketing and promotion, and promotion on our free Web site, www.thestreet.com.

          However, we believe that the growth opportunity on the free, advertising supported side of the business is far greater than that on the subscription side of the business, and we anticipate a continued shift in our revenue mix toward increased advertising revenue as we pursue our strategy to attract a larger, consumer audience to our expanding array of content.

          In the three-month and six-month periods ended June 30, 2007, advertising revenue comprised 37% and

1 AARP Research Report, “Retirement Planning Survey Among U.S. Adults Age 40 and Older,” Published May 2006.

2 Hewitt Associates Research Report, “Three Generations Prepare for Retirement”, Published February 2006

36%, respectively, of total revenue, compared to 30% in both the three-month and six-month periods ended June 30, 2006.

          Our free, advertising supported Web site, www.thestreet.com, is updated throughout the day to provide financial commentary, analysis, and investigative journalism, along with personal finance and lifestyle content. The Web site is also home for content generated by TheStreet.com Ratings, which tracks the risk adjusted performance of more than 15,000 mutual funds, nearly 6,000 stocks, and more than 300 ETFs, and evaluates the financial strength of more than 13,000 financial institutions. This includes stories that highlight key trends, and features such as TheStreet.com’s proprietary ratings screener, which allows the use of custom search criteria to create lists from the Ratings data.

          TheStreet.com TV is a free, advertising supported online video network providing a daily menu of original business news and short form feature programs. TheStreet.com TV offers continuous programming each day to keep investors informed of important changes in daily market conditions as well as information regarding personal finance and other topics that are relevant to investors.

          Stockpickr.com is a wholly owned subsidiary of TheStreet.com. Recently named as one of 50 Best Websites 2007 by Time.com, the online site of Time magazine, the advertising supported Web site is a groundbreaking financial and social networking platform where like-minded investors meet to generate investment ideas and compare and exchange investment strategies and techniques in a secure environment. The Stockpickr community has expanded rapidly to where the site now houses almost 100,000 user-generated portfolios and more than 800 professional portfolios. We believe that, as a resource unlike any other on the Internet today, Stockpickr enables The Street.com to deliver the value that advertisers demand in the Web 2.0 world.

          Since acquiring Stockpickr in April, we have launched three new features on the site: StockBlogr - the first blog search engine devoted to accessing the top financial blogs on the Internet today; Street Answers, a free interactive search platform where people can ask questions about stocks and investment ideas, and in response, professional and self-directed money managers, traders and investors share their research; and, Stockpickr Portfolio Ratings in which Stockpickr portfolios are linked to TheStreet.com Ratings, and are rated with a letter grade based on an average of the ratings of the individual stocks within the portfolio.

          We have a number of free, advertising supported email newsletters, including daily and weekly market bulletins, and we continue to expand the number of advertising supported podcasts available for download.

          We generate revenue from our free content through the sale of the following types of advertising placements:

•	Advertisement and sponsorship placements in our advertising-supported Web sites,TheStreet.com and Stockpickr.com, as well as on our paid subscription site, RealMoney;

•	Advertisement placements in our free email newsletters;

•	Sponsorship of stand-alone emails to our registered users; and

•	Advertisements in TheStreet.com TV and in our audio Podcasts.

          Since we refocused our strategy on the consumer market in mid 2005, advertising sales have experienced significant growth, which we believe is attributable to several factors.

          First, as a result of the attractiveness of our expanded content offerings and our success in implementing marketing relationships with other high-traffic Web sites, we experienced strong increases in page views and unique visitors to our network of Web sites. In the six-month period ended June 30, 2007, our network generated 594 million page views, a 35% increase over the prior year, and an average of 5.2 million unique users per month, an increase of 17% over the prior year. The growth in page views increased the amount of advertising inventory we had available to sell to advertisers, while the growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Advertising revenue in the six-month period ended June 30, 2007 from non-financial advertisers increased by 173% over the same period last year, and represented 36% of total advertising revenue in the six-month period, as compared to 20% in the same period last year.

          Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led to increased spending by our advertisers. See “Risk Factors—We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

          Finally, the wealth of free, advertising supported content at www.thestreet.com and www.stockpickr.com, and paid content offerings through our RealMoney Web site and subscription services, has earned recognition as reliable, timely, relevant and educational, which attracts a growing audience and is attractive to advertisers seeking to associate their brands with high quality content. In 2006 and 2007, we received the following awards and distinctions:

•	Society of America Business Editors and Writers’ Award Winner of “Best in Business” for TheStreet.com column: “The Five Dumbest Things on Wall Street This Week”

•	Media Industry Newsletter, Editorial Excellence and Special Online Coverage, honorable mention

•	2006 Media Industry Newsletter’s “Best E-mail Newsletter Award” Winner for TheStreet.com Options Alerts

•	2006 Gerald Loeb Award for Distinguished Business and Financial Journalism, Finalist for News Services and Online Content category

•	2006 Media Industry Newsletter “Best of the Web” Awards, Finalist for Editor of a Website (David Morrow, the Company’s Editor-in-Chief)

•	2007 Codie Awards finalist for “Best Online News Service” for www.thestreet.com

•	2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily “Booyahs!”

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

Capitalized software and Web site development costs

          The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month and six-month periods ended June 30, 2007, the Company capitalized software development costs totaling $123,013 and $224,238, respectively. For the six-month period ended June 30, 2006, the Company did not capitalize any software development costs. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

          In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month and six-month periods ended June 30, 2007, the Company capitalized Web site development costs totaling $555,881 and $1,004,837, respectively. For the six-month period ended June 30, 2006, the Company did not capitalize any Web site development costs.

          Capitalized software and Web site development costs are amortized using the straight-line method over the estimated three year useful life of the software or Web site. Total amortization expense for the three-month periods ended June 30, 2007 and 2006 was $11,388, and $23,877, respectively. Total amortization expense for the six-month periods ended June 30, 2007 and 2006 was $23,550, and $47,926, respectively.

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

          For the three-month and six-month periods ended June 30, 2007, the Company’s top five advertisers accounted for approximately 30% and 33%, respectively, of its total advertising revenue as compared to approximately 40% and 41%, respectively, for the three-month and six-month periods ended June 30, 2006. For the three-month and six-month periods ended June 30, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 18% and 20%, respectively, during the three-month and six-month periods ended June 30, 2006.

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

          Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month and six-month periods ended June 30, 2007 was $477,644 and $1,071,581, respectively, as compared to $472,351 and $821,316, respectively, for the three-month and six-month periods ended June 30, 2006.

          Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the six-month period ended June 30, 2007 was $4.07 using the Black-Scholes model with the following weighted-average assumptions. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Six Months Ended June 30, 2007

Expected option lives	3.5 years
Expected volatility	47.62%
Risk-free interest rate	4.65%
Expected dividends	0.96%

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

Results of Operations

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

          Revenue

	For the Three Months Ended June 30,		Change

	2007	2006	Amount	Percent

Revenue:
Subscription	$8,567,803	$8,406,870	$160,933	2%
Advertising	5,494,939	3,707,461	1,787,478	48%
Other	836,546	281,886	554,660	197%

Total revenue	$14,899,288	$12,396,217	$2,503,071	20%

          Subscription. Subscription revenue is derived from annual and monthly subscriptions, and is recognized ratably over the subscription period. We believe the growth in subscription revenue is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through the television program hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We also believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information that the Company offers. Finally, we added new subscribers as a result of our acquisition of TheStreet.com Ratings during August 2006, which contributed to the growth in our subscription revenue as compared to the prior year period.

          For the three-month period ended June 30, 2007, approximately 72% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the three-month period ended June 30, 2006. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended June 30, 2007 and 2006.

          Advertising. Advertising revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts. For the three-month period ended June 30, 2007, the Company had a 23% increase in the average number of monthly unique visitors and a 42% increase the number of page views generated by the Company’s Web sites, when compared to the three-month period ended June 30, 2006.

          The growth in advertising revenue is attributable to the effective monetization of increases in both unique users and page views on the Company’s Web sites. The increase in reach and page views, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enable us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

          We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 39% of total advertising revenue in the three-month period ended June 30, 2007, as compared to 19% in the three-month period ending June 30, 2006. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          The number of advertisers for the three-month period ended June 30, 2007 was 93 as compared to 70 for the three-month period ended June 30, 2006. The Company’s top five advertisers accounted for approximately 30% of its total advertising revenue for the three-month period ended June 30, 2007, as compared to approximately 40% for the three-month period ended June 30, 2006. For the three-month period ended June 30, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 18% of total advertising revenue during the three-month period ended June 30, 2006.

          Other. For the three-month period ended June 30, 2007, other revenue consists primarily of syndication revenue. For the three-month period ended June 30, 2006, other revenue also included revenue related to the Company’s nationally syndicated daily radio program, RealMoney with Jim Cramer prior to its discontinuation in December 2006.

          The increase in other revenue is primarily the result of revenue received from the syndication of independent research from Ratings, partially offset by a decrease in revenue related to the Company’s nationally syndicated daily radio program.

          Operating Expense

	For the Three Months Ended June 30,		Change

	2007	2006	Amount	Percent

Operating expense:
Cost of services	$5,645,418	$4,531,717	$1,113,701	25%
Sales and marketing	3,055,464	2,323,577	731,887	31%
General and administrative	2,765,133	2,566,544	198,589	8%
Depreciation and amortization	435,935	216,891	219,044	101%

Total operating expense	$11,901,950	$9,638,729	$2,263,221	23%

          Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

          As a percentage of revenue, cost of services expense was 37.9% in the second quarter of 2007, as compared to 36.6% in the second quarter of 2006. The increase is partly attributable to lower gross margins of TheStreet.com Ratings print directory business. Effective May 1, 2007, we entered into an agreement with Grey Publishing to outsource the printing, sales, marketing and distribution of these directories. We expect to see a positive impact to our gross margin starting in the third quarter of 2007 as a result of this agreement. In addition, in the first quarter of 2007, we invested in additional editorial and video staff to increase production of stories and video in areas where we could not meet advertising demand. We expect these investments to drive additional revenue in future quarters, delivering stronger gross margin throughout the rest of the fiscal year. The increase in absolute dollars during the period was largely the result of increased compensation and related costs within our Ratings, video and editorial staffs related to the creation of additional content to drive increased advertising revenue, combined with increases in costs associated with the Ratings print fulfillment, computer maintenance, hosting and consulting.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

          As a percentage of revenue, sales and marketing expense was 20.5% in the second quarter of 2007, as compared to 18.7% in the second quarter of 2006. This increase is primarily attributable to our investment in additional headcount in our advertising sales team in the first quarter of 2007, which we expect will drive additional revenue throughout the rest of the fiscal year. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher headcount and compensation and related costs to drive the Company’s revenue growth, combined with increased consulting fees. The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

          As a percentage of revenue, general and administrative expense was 18.6% in the second quarter of 2007, as compared to 20.7% in the second quarter of 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure. The increase in absolute dollars during the period was largely the result of incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006 combined with additional costs to help provide management with information needed to control the expanded business.

          Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 2.9% in the second quarter of 2007, as compared to 1.7% in the second quarter of 2006. This increase is largely attributable to the amortization of intangible assets related to the Ratings and Stockpickr acquisitions, combined with higher depreciation costs due to increased capital expenditures.

          Net Interest Income

	For the Three Months Ended June 30,		Change

	2007	2006	Amount	Percent

Net interest income	$625,042	$518,663	$106,379	21%

          The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

          Discontinued Operations

	For the Three Months Ended June 30,		Change

	2007	2006	Amount	Percent

Gain on disposal of discontinued operations	$262	$17,840	$(17,578)	(99%)

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          For the three-month period ended June 30, 2007, gain on disposal of discontinued operations represents adjustments to previously estimated shutdown costs incurred in connection with the liquidation process. For the three months ended June 30, 2006, gain on disposal of discontinued operations represents reductions to previously estimated shutdown costs, partially offset by additional legal fees incurred in connection with the liquidation process.

          The fair market values of the remaining liabilities of the discontinued operation are as follows:

	June 30, 2007	December 31, 2006

Current liabilities	$222,425	$222,425

          Net Income

          Net income for the three-month period ended June 30, 2007 totaled $3,550,188, or $0.12 per basic and diluted share, compared to $3,228,129, or $0.12 per basic and diluted share for the three-month period ended June 30, 2006.

          Non-GAAP adjusted net income for the three-month period ended June 30, 2007 totaled $4,027,832, or $0.14 per basic and diluted share, compared to $3,700,480, or $0.14 per basic and $0.13 per diluted share for the three-month period ended June 30, 2006. Non-GAAP adjusted net income is calculated as follows:

	For the Three Months Ended June 30,

	2007	2006

Net income	$3,550,188	$3,228,129
Add noncash stock compensation expense	477,644	472,351

Non-GAAP adjusted net income	$4,027,832	$3,700,480

Non-GAAP adjusted basic net income per share	$0.14	$0.14

Non-GAAP adjusted diluted net income per share	$0.14	$0.13

Weighted average basic shares outstanding	28,422,332	27,010,258

Weighted average diluted shares outstanding	28,651,451	27,807,459

          Earnings Before Interest, Taxes, Depreciation and Amortization

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-month period ended June 30, 2007 totaled $3,467,779, as compared to EBITDA of $3,024,469 for the three-month period ended June 30, 2006. EBITDA is calculated as follows:

	For the Three Months Ended June 30,

	2007	2006

Net income	$3,550,188	$3,228,129
Less net interest income	(625,042)	(518,663)
Add taxes	106,697	98,112
Add depreciation and amortization	435,935	216,891

EBITDA	$3,467,778	$3,024,469

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

          Revenue

	For the Six Months Ended June 30,		Change

	2007	2006	Amount	Percent

Revenue:
Subscription	$17,310,818	$16,034,909	$1,275,909	8%
Advertising	10,563,952	6,950,210	3,613,742	52%
Other	1,532,082	558,203	973,879	174%

Total revenue	$29,406,852	$23,543,322	$5,863,530	25%

          Subscription. We believe the growth in subscription revenue is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through the television program hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We also believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information that the Company offers. Finally, we added new subscribers as a result of our acquisition of TheStreet.com Ratings during August 2006, which contributed to the growth in our subscription revenue as compared to the prior year period.

          For the six-month period ended June 30, 2007, approximately 71% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the six-month period ended June 30, 2006. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the six-month periods ended June 30, 2007 and 2006.

          Advertising. For the six-month period ended June 30, 2007, the Company had a 17% increase in the average number of monthly unique visitors and a 35% increase the number of page views generated by the Company’s Web sites, when compared to the six-month period ended June 30, 2006.

          The growth in advertising revenue is attributable to the effective monetization of increases in both unique users and page views on the Company’s Web sites. The increase in reach and page views, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enable us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

          We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 36% of total advertising revenue in the six-month period ended June 30, 2007, as compared to 20% in the six-month period ending June 30, 2006. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

          The number of advertisers for the six-month period ended June 30, 2007 was 113 as compared to 93 for the six-month period ended June 30, 2006. The Company’s top five advertisers accounted for approximately 33% of its total advertising revenue for the six-month period ended June 30, 2007, as compared to approximately 41% for the six-month period ended June 30, 2006. For the six-month period ended June 30, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 20% of total advertising revenue during the six-month period ended June 30, 2006.

          Other. For the six-month period ended June 30, 2007, other revenue consists primarily of syndication revenue. For the six-month period ended June 30, 2006, other revenue also included revenue related to the Company’s nationally syndicated daily radio program, RealMoney with Jim Cramer prior to its discontinuation in December 2006.

          The increase in other revenue is primarily the result of revenue received from the syndication of independent research from Ratings, partially offset by a decrease in revenue related to the Company’s nationally syndicated daily radio program.

          Operating Expense

	For the Six Months Ended June 30,		Change

	2007	2006	Amount	Percent

Operating expense:
Cost of services	$11,271,507	$8,678,629	$2,592,878	30%
Sales and marketing	6,385,204	4,470,492	1,914,712	43%
General and administrative	5,473,154	4,938,394	534,760	11%
Depreciation and amortization	815,142	403,879	411,263	102%

Total operating expense	$23,945,007	$18,491,394	$5,453,613	29%

          Cost of services. As a percentage of revenue, cost of services expense was 38.3% for the six-month period ended June 30, 2007, as compared to 36.9% for the six-month period ended June 30, 2006. The increase is partly attributable to lower gross margins of TheStreet.com Ratings print directory business. Effective May 1, 2007, we entered into an agreement with Grey Publishing to outsource the printing, sales, marketing and distribution of these directories. We expect to see a positive impact to our gross margin starting in the third quarter of 2007 as a result of this agreement. In addition, in the first quarter of 2007, we invested in additional editorial and video staff to increase production of stories and video in areas where we could not meet advertising demand. We expect these investments to drive additional revenue in future quarters, delivering stronger gross margin throughout the rest of the fiscal year. The increase in absolute dollars during the period was largely the result of increased compensation and related costs within our Ratings, video and editorial staffs related to the creation of additional content to drive increased advertising revenue, combined with increases in Ratings printing and other fulfillment related costs, consulting, computer maintenance, hosting, data, and fees paid to non-employee content providers.

          Sales and marketing. As a percentage of revenue, sales and marketing expense was 21.7% in the six-month period ended June 30, 2007, as compared to 19.0% in the six-month period ended June 30, 2006. This increase is primarily attributable to our investment in additional headcount in our advertising sales team in the first quarter of 2007, which we expect will drive additional revenue throughout the rest of the fiscal year, as well as expanded promotional efforts in the first quarter to drive advertising revenue growth. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher headcount and compensation and related costs to drive the Company’s revenue growth, combined with increased promotion costs and consulting fees. The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          General and administrative. As a percentage of revenue, general and administrative expense was 18.6% in the six-month period ended June 30, 2007, as compared to 21.0% in the six-month period ended June 30, 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, combined with additional costs to help provide management with information needed to control the expanded business and higher occupancy costs. The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

          Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 2.8% in the six-month period ended June 30, 2007, as compared to 1.7% in the six-month period ended June 30, 2006. This increase is largely attributable to amortization of intangible assets and depreciation of capital expenditures related to the Ratings acquisition.

          Net Interest Income

	For the Six Months Ended June 30,		Change

	2007	2006	Amount	Percent

Net interest income	$1,225,699	$858,719	$366,980	43%

          The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

          Discontinued Operations

	For the Six Months Ended June 30,		Change

	2007	2006	Amount	Percent

(Loss) gain on disposal of discontinued operations	$(1,123)	$12,323	$(13,446)	N/A

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

          For the six-month period ended June 30, 2007, loss on disposal of discontinued operations represents additional legal fees incurred in connection with the liquidation process. For the six-month period ended June 30, 2006, gain on disposal of discontinued operations represents reductions to previously estimated shutdown costs, partially offset by additional legal fees incurred in connection with the liquidation process.

          The fair market values of the remaining liabilities of the discontinued operation are as follows:

	June 30, 2007	December 31, 2006

Current liabilities	$ 222,425	$ 222,425

          Net Income

          Net income for the six-month period ended June 30, 2007 totaled $6,552,692, or $0.23 per basic and diluted share, compared to $5,804,510, or $0.22 per basic and $0.21 per diluted share for the six-month period ended June 30, 2006.

          Non-GAAP adjusted net income for the six-month period ended June 30, 2007 totaled $7,624,273, or $0.27 per basic and diluted share, compared to $6,625,826, or $0.25 per basic and $0.24 per diluted share for the six-month period ended June 30, 2006. Non-GAAP adjusted net income is calculated as follows:

	For the Six Months Ended June 30,

	2007	2006

Net income	$6,552,692	$5,804,510
Add noncash stock compensation expense	1,071,581	821,316

Non-GAAP adjusted net income	$7,624,273	$6,625,826

Non-GAAP adjusted basic net income per share	$0.27	$0.25

Non-GAAP adjusted diluted net income per share	$0.27	$0.24

Weighted average basic shares outstanding	28,184,671	26,537,726

Weighted average diluted shares outstanding	28,388,565	27,068,719

          Earnings Before Interest, Taxes, Depreciation and Amortization

          Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six-month period ended June 30, 2007 totaled $6,355,731, as compared to EBITDA of $5,532,629 for the six-month period ended June 30, 2006. EBITDA is calculated as follows:

	For the Six Months Ended June 30,

	2007	2006

Net income	$6,552,692	$5,804,510
Less net interest income	(1,225,699)	(858,719)
Add taxes	213,596	182,959
Add depreciation and amortization	815,142	403,879

EBITDA	$6,355,731	$5,532,629

Liquidity and Capital Resources

          The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of June 30, 2007, the Company’s cash and cash equivalents and noncurrent restricted cash amounted to $50,109,620, representing 66% of total assets.

          Cash generated from operations was sufficient to cover expenses during the six-month period ended June 30, 2007. Net cash provided by operating activities totaled $7,655,691 for the six-month period ended June 30, 2007, as compared to net cash provided by operating activities totaling $10,184,891 for the six-month period ended June 30, 2006. The decrease in net cash provided by operating activities is primarily related to the following:

•

higher annual incentive compensation payments during the six months ended June 30, 2007 related to the 2006 fiscal year, as compared to payments made during the six months ended June 30, 2006 related to the 2005 fiscal year; and

•	a slow-down in the overall growth of deferred revenue in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

          These decreases were partially offset by an increase in the level of noncash expenses.

          Net cash provided by operating activities of $7,655,691 for the six-month period ended June 30, 2007 was primarily the result of the Company’s net income combined with noncash expenses and an increase in deferred revenue (partially resulting from the acquisition of Ratings), partially offset by a decrease in accrued expenses (primarily the result of payments related to annual incentive compensation) and increased prepaid expenses (primarily related to the timing of the renewal of the Company’s insurance policies).

          Net cash used in investing activities of $4,099,534 for the six-month period ended June 30, 2007 was primarily the result of capital expenditures consisting of capitalized website and software development costs and purchases of computer hardware, leasehold improvements, furniture and fixtures and software, and the acquisition of the remaining 50.1% of Stockpickr.com.

          Net cash used in financing activities of $1,769 for the six-month period ended June 30, 2007 primarily consisted of cash dividends paid partially offset by the proceeds from the exercise of stock options.

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

          The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $4.8 million through June 30, 2008, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a cash dividend in the amount of $0.025 per share of common stock during both the first and second quarters of 2007, which resulted in cash expenditures of approximately $0.7 million and $1.4 million in the three- and six-month periods ended June 30, 2007, respectively. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that, at a minimum, it serves to distribute interest income earned on the Company’s cash balances.

          The Company recognized a deferred tax asset of approximately $51 million as of June 30, 2007, primarily relating to a net operating loss carryforward of approximately $128 million, as of June 30, 2007, available to offset future taxable income through 2025. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established in the full value of the deferred tax asset.

          A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Commitments and Contingencies

          The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $405,345 for the three month period ended June 30, 2007, as compared to $404,585 for the three month period ended June 30, 2006. Rent and equipment rental expenses decreased to $796,409 for the six month period ended June 30, 2006, as compared to $807,279 for the six month period ended June 30, 2006. The changes in rent and equipment rental expenses were primarily due to the changes in operating expense escalations and additional office space resulting from increased headcount and the Ratings acquisition on August 7, 2006. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of June 30, 2007, total future minimum cash payments are as follows:

	Payments Due by Period

Contractual obligations:	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Operating leases	$2,897,961	$1,335,765	$1,562,196	$—	$—
Employment agreements	2,898,008	2,120,633	777,375	—	—
Outside contributor agreements	621,229	437,896	183,333	—	—

Total contractual cash obligations	$6,417,198	$3,894,294	$2,522,904	$—	$—

          Three additional agreements were signed subsequent to June 30, 2007, two of which relate to the acquisition of Corsis Technology Group II LLC (“Corsis”) (see Note 10 to Notes to Consolidated Financial Statements), that guarantee payments of $673,958, $1,234,375 and $41,667 within the next year, the one to three year period and the three to five year period, respectively, and are dependent on the future fulfillment of the services thereunder. Also in connection with the Corsis acquisition, the Company assumed leases for office space that commit the Company to payments of $247,758, $507,368 and $339,552 within the next year, the one to three year period and the three to five year period, respectively.

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

          The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the design and operation of these disclosure controls and procedures were effective. During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company and the other issuer defendants would will assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the district court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals, although the plaintiffs have indicated their intent to withdraw the appeal in light of recent events, detailed below. The Company and the other issuer defendants would also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs would receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class would recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3–4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) will be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs would release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers will receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) would be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

          The plaintiffs have continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs filed a petition for rehearing. In light of the Second Circuit opinion, counsel to the issuers has informed the district court that the settlement with the plaintiffs described above cannot be approved because the defined settlement class, like the litigation class, cannot be certified with the Court of Appeals. The petition was denied on April 6, 2007. Because the Company’s settlement with the plaintiffs involves the certification of the case as a class action as part of the approval process, the impact of this ruling on the Company’s settlement is unclear. The settlement was terminated pursuant to a Stipulation and Order dated June 25, 2007.

          We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If we cannot, we intend to defend the action vigorously. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter.

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

          For the three months ended June 30, 2007, our top five advertisers accounted for approximately 30% of our total advertising revenue, as compared to approximately 40% for the three months ended June 30, 2006. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April 1 – 30, 2007	—	$ —	—	$2,678,878
May 1 – 31, 2007	—	$ —	—	$2,678,878
June 1 – 30, 2007	—	$ —	—	$2,678,878

Total	—	$ —	—	$2,678,878

* In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date. See Notes 5 in Notes to Consolidated Financial Statements.

Item 3.	Defaults Upon Senior Securities.

          Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

          The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 24, 2007, and the results of the voting were as follows:

•

The election of Daryl Otte (votes for: 25,819,287; withheld: 1,238,506), William R. Gruver (votes for: 25,786,394; withheld: 1,271,399) and Jeffrey M. Cunningham (votes for: 25,762,690; withheld: 1,295,103) as Class I directors of the Company, to serve until the annual meeting in 2010 or until their successors are elected and qualified;

•	A proposal to approve the TheStreet. com, Inc. 2007 Performance Incentive Plan (votes for: 18,088,070; votes against: 4,192,120; abstain: 18,024); and

•

The ratification of the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 (votes for: 27,020,019; votes against: 24,937; abstain: 12,837).

Item 5.	Other Information.

          Not applicable.

Item 6.	Exhibits.

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

o 10.1	TheStreet.com, Inc. 2007 Performance Incentive Plan

10.2	Form of Stock Option Grant Agreement under the 2007 Performance Incentive Plan

10.3	Form of Restricted Stock Unit Grant Agreement under the 2007 Performance Incentive Plan

10.4	Form of Cash Performance Award Agreement under the 2007 Performance Incentive Plan

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.

o	Incorporated by reference to Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: August 9, 2007	By:	/s/ Thomas J. Clarke, Jr.

Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Eric Ashman

Eric Ashman
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation

**3.2	Amended and Restated Bylaws

*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein

*4.2	TheStreet.com Rights Agreement

†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement

††4.4	Specimen Certificate for TheStreet.com’s common stock

o 10.1	TheStreet.com, Inc. 2007 Performance Incentive Plan

10.2	Form of Stock Option Grant Agreement under the 2007 Performance Incentive Plan

10.3	Form of Restricted Stock Unit Grant Agreement under the 2007 Performance Incentive Plan

10.4	Form of Cash Performance Award Agreement under the 2007 Performance Incentive Plan

31.1	Rule 13a-14(a) Certification of CEO

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).

**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.

†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.

††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S- 1 filed April 19, 1999.

o	Incorporated by reference to Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007.