Form 10-Q
period 2007-09-30
THESTREET COM
filed 2007-11-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	Number of Shares Outstanding as of November 6, 2007)
Common Stock, par value $0.01 per share	29,474,392

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended September 30, 2007

ii

Part I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$38,276,451	$46,055,232
Accounts receivable, net of allowance for doubtful
accounts of $482,077 as of September 30, 2007 and
$216,077 as of December 31, 2006	9,263,383	6,314,553
Other receivables	485,899	368,496
Deferred taxes	5,800,000	-
Prepaid expenses and other current assets	1,792,202	1,436,618
Total current assets	55,617,935	54,174,899

Property and equipment, net of accumulated depreciation
and amortization of $16,116,976 as of September 30, 2007
and $14,420,638 as of December 31, 2006	5,803,751	3,018,132
Other assets	376,765	178,396
Goodwill	23,352,429	4,509,666
Other intangibles, net	7,148,237	2,188,500
Deferred taxes	10,200,000	-
Restricted cash	576,951	500,000
Total assets	$103,076,068	$64,569,593

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,302,578	$1,165,705
Accrued expenses	4,114,834	6,179,091
Deferred revenue	13,556,333	12,705,038
Current portion of note payable	-	22,146
Other current liabilities	132,281	83,800
Current liabilities of discontinued operations	222,994	222,425
Total current liabilities	19,329,020	20,378,205
Other liabilities	41,138	-
Total liabilities	19,370,158	20,378,205

Stockholders' Equity:
Preferred stock; $0.01 par value; 10,000,000 shares
authorized; none issued and outstanding	- -	-
Common stock; $0.01 par value; 100,000,000 shares
authorized; 35,190,993 shares issued and 29,438,993
Shares outstanding as of September 30, 2007, and 33,606,835
Shares issued and 27,854,835 shares outstanding
as of December 31, 2006	351,910	336,068
Additional paid-in capital	206,738,370	193,556,899
Treasury stock at cost; 5,752,000 shares as of September 30, 2007
and December 31, 2006	(9,033,471)	(9,033,471)
Accumulated deficit	(114,350,899)	(140,668,108)
Total stockholders' equity	83,705,910	44,191,388

Total liabilities and stockholders' equity	$103,076,068	$64,569,593

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net revenue:
Paid services	$9,188,329	$9,209,763	$28,031,229	$25,802,875
Marketing services	6,930,030	3,739,605	17,493,982	10,689,815
Total net revenue	16,118,359	12,949,368	45,525,211	36,492,690

Operating expense:
Cost of services	6,509,157	4,892,006	17,780,664	13,570,635
Sales and marketing	2,619,286	2,327,948	9,004,490	6,798,440
General and administrative	3,064,728	2,840,680	8,537,882	7,779,074
Depreciation and amortization	654,397	314,356	1,469,539	718,235
Total operating expense	12,847,568	10,374,990	36,792,575	28,866,384
Operating income	3,270,791	2,574,378	8,732,636	7,626,306
Net interest income	571,121	584,281	1,796,820	1,443,000
Income from continuing operations before income taxes	3,841,912	3,158,659	10,529,456	9,069,306
Benefit (provision) for income taxes	15,923,174	(63,162)	15,789,445	(181,622)
Income from continuing operations	19,765,086	3,095,497	26,318,901	8,887,684
Discontinued operations:
(Loss) income on disposal of discontinued operations	(569)	(549)	(1,692)	11,774
(Loss) income from discontinued operations	(569)	(549)	(1,692)	11,774
Net income	$19,764,517	$3,094,948	$26,317,209	$8,899,458

Basic net income (loss) per share
Income from continuing operations	$0.68	$0.11	$0.92	$0.33
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net income	$0.68	$0.11	$0.92	$0.33

Diluted net income (loss) per share
Income from continuing operations	$0.67	$0.11	$0.91	$0.33
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net income	$0.67	$0.11	$0.91	$0.33

Weighted average basic shares outstanding	29,085,700	27,337,453	28,488,315	26,807,231
Weighted average diluted shares outstanding	29,544,323	28,180,641	28,936,043	27,253,167

The accompanying notes to consolidated financial statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2007	2006
	(unaudited)
Cash Flows from Operating Activities:
Net income	$26,317,209	$8,899,458
Loss (income) from discontinued operations	1,692	(11,774)
Income from continuing operations	26,318,901	8,887,684
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Stock-based compensation expense	1,608,479	1,317,964
Provision for doubtful accounts	-	47,500
Depreciation and amortization	1,469,539	718,235
Deferred tax benefit	(16,000,000)	-
Deferred rent	29,840	64,551
Changes in operating assets and liabilities:
Accounts receivable	(458,397)	(1,199,558)
Other receivables	(229,680)	24,653
Prepaid expenses and other current assets	(331,463)	(154,414)
Other assets	(68,333)	(15,836)
Accounts payable	(452,662)	(111,731)
Accrued expenses	(2,221,257)	1,668,711
Deferred revenue	(486,590)	1,727,801
Other current liabilities	22,513	28,314
Other liabilities	(2,583)	-
Net cash provided by continuing operations	9,198,307	13,003,874
Net cash used in discontinued operations	(1,123)	(21,435)
Net cash provided by operating activities	9,197,184	12,982,439

Cash Flows from Investing Activities:
Purchase of Corsis Technology Group II LLC	(11,890,071)	-
Purchase of Weiss Ratings, Inc.	31,342	(3,350,093)
Purchase of Stockpickr.com	(1,572,106)	-
Sale of short-term investments	-	500,000
Capital expenditures	(3,364,371)	(1,331,182)
Net cash used in investing activities	(16,795,206)	(4,181,275)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,010,563	4,671,103
Cash dividends paid	(2,169,176)	(2,038,418)
Repayment of note payable	(22,146)	(76,542)
Purchase of treasury stock	-	(531,161)
Net cash (used in) provided by financing activities	(180,759)	2,024,982
Net (decrease) increase in cash and cash equivalents	(7,778,781)	10,826,146
Cash and cash equivalents, beginning of period	46,055,232	32,414,539
Cash and cash equivalents, end of period	$38,276,451	$43,240,685

Supplemental disclosures of cash flow information:
Cash payments made for interest	$29,399	$21,294
Cash payments made for income taxes	$267,210	$288,321

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1.   DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly-owned subsidiaries (collectively, the “Company”), is a leading independent producer of financial news and ratings, business and investment content and custom advertising solutions. The Company meets a broad scope of consumer, professional, and advertiser demands through multimedia distribution of advertising supported content and services and paid subscriptions. Founded in 1996, TheStreet.com, Inc. pioneered the electronic publishing of financial information on the Internet. Today, TheStreet.com’s proprietary network includes RealMoney.com, Stockpickr.com, TheStreet.com Ratings, TheStreet.com TV and Promotions.com, reaching a wide audience of retail and professional investors and Internet advertising clients.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Exchange Act Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 06-3 ("EITF 06-3"), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported on a gross basis and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting periods beginning after December 15, 2006. The Company adopted the provisions of this EITF and accounts for the collection of sales taxes using the gross method. The implementation of EITF 06-3 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

For the period ending June 30, 2007, the Company recorded a full valuation allowance against the deferred tax asset. During the third quarter of 2007, the valuation allowance has been reduced by $16 million, as management has concluded that it is more likely than not that the Company will realize the benefit of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount has been reflected as a benefit to the current period tax provision.

The Company recognized a deferred tax asset of approximately $53 million as of September 30, 2007, primarily relating to a net operating loss carryforward of approximately $132 million, as of September 30, 2007, available to offset future taxable income through 2025. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon a study performed by the Company’s independent tax advisors that analyzed the Company’s stock ownership activity from inception to December 31, 2006, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the September 30, 2007 valuation allowance.

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

2.  CAPITALIZED SOFTWARE AND WEB SITE DEVELOPMENT COSTS

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month and nine-month periods ended September 30, 2007, the Company capitalized software development costs totaling $63,589 and $287,827, respectively. For the nine-month period ended September 30, 2006, the Company did not capitalize any software development costs. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month and nine-month periods ended September 30, 2007, the Company capitalized Web site development costs totaling $512,578 and $1,572,857, respectively. For the nine-month period ended September 30, 2006, the Company did not capitalize any Web site development costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three-month periods ended September 30, 2007 and 2006 was $11,072, and $21,153, respectively. Total amortization expense for the nine-month periods ended September 30, 2007 and 2006 was $34,622, and $69,080, respectively. Most of the costs capitalized during the nine months ended September 30, 2007 involve projects that are expected to become functional in early 2008. As a result, amortization expense has not been recorded for these capitalized costs.

3.  ACQUISITIONS

On August 7, 2006, the Company, through its newly formed, wholly-owned subsidiary, TheStreet.com Ratings, Inc., acquired substantially all of the assets and certain liabilities of Weiss Ratings, Inc. (“Ratings”), a wholly owned subsidiary of Weiss Group, Inc. that provides independent ratings and evaluations of mutual funds, exchange-traded funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. The Company paid cash consideration of $3.2 million for its net assets. Additionally, the Company incurred acquisition costs totaling approximately $150,000.

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

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Accounts receivable	$22,780
Intangible assets (amortizable over 5 years)	500,000
Goodwill	4,560,907
Total assets acquired	5,083,687
Liabilities assumed:
Accounts payable	11,581
Total liabilities assumed	11,581
Total consideration (including legal fees of approximately $72,000)	$5,072,106

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

On August 2, 2007, the Company announced that it had acquired, through a newly created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC, a leading provider of custom solutions for advertisers, marketers and content publishers. The acquisition also included Promotions.com, a full-service online promotions agency that implements interactive promotions campaigns for some of the largest brands in the world.  The purchase price of the acquisition was approximately $20.7 million, consisting of approximately $12.5 million in cash and 694,230 shares of unregistered common stock of TheStreet.com, having a value on the payment date of approximately $8.2 million.

The results of operations were included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Cash	$3,257
Accounts receivable	2,432,137
Due from affiliates	581,710
Other receivables	133,512
Prepaid expenses and other current assets	77,000
Property and equipment	440,812
Other assets	146,579
Goodwill	14,313,198
Other intangibles	5,000,000
Restricted cash	76,951
Total assets acquired	23,205,156
Liabilities assumed:
Accounts payable	545,611
Accrued expenses	207,000
Deferred revenue	1,337,885
Other current liabilities	105,802
Due from affiliates adjustment	242,653
Other liabilities	43,720
Total liabilities assumed	2,482,671
Total consideration (including legal fees of approximately $136,000)	$20,722,485

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recorded the estimated value of $3,040,000 related to the customer relationships, $1,000,000 related to a noncompete agreement, $660,000 related to software models and $300,000 related to the Promotions.com trade name within intangible assets. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the intangible assets will be amortized over their estimated useful lives of nine years (customer relationships), five years (noncompete agreement) and three years (software). The Promotions.com trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years.

Unaudited pro forma consolidated financial information is presented below as if all of the acquisitions had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the SEC. The unaudited pro forma consolidated financial information for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Total net revenue	$16,982,687	$15,537,215	$52,028,285	$48,026,742
Net income	$19,781,390	$2,980,306	$26,504,809	$8,323,120
Basic net income per share	$0.68	$0.11	$0.93	$0.30
Diluted net income per share	$0.67	$0.10	$0.92	$0.30
Weighted average basic shares outstanding	29,085,700	28,031,683	28,488,315	27,501,461
Weighted average diluted shares outstanding	29,544,323	28,874,871	28,936,043	27,947,397

4.  STOCK-BASED COMPENSATION

At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”) or other stock-based awards. The 2007 Plan also authorizes cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the Company’s amended and restated 1998 Stock Incentive Plan (the “1998 Plan”) are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. As of September 30, 2007, there remained 1,265,536 shares available for future awards under the 2007 Plan.

A stock option represents the right, once the option has vested and become exercisable, to purchase a share of the Company’s common stock at a particular exercise price set at the time of the grant. An RSU represents the right to receive one share of the Company’s common stock on the applicable vesting date for such RSU. Until the stock certificate for a share of common stock represented by an RSU is delivered, the holder of an RSU does not have any of the rights of a stockholder with respect to the common stock. However, the grant of an RSU includes the grant of dividend equivalents with respect to such RSU. The Company records cash dividends for RSUs to be paid in the future at an amount equal to the rate paid on a share of common stock for each then-outstanding RSU granted. The accumulated dividend equivalents vest on the applicable vesting date for the RSU with respect to which such dividend equivalents were credited, and are paid in cash at the time a stock certificate evidencing the shares represented by such vested RSU is delivered.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month periods ended September 30, 2007 and 2006 was $536,898 and $496,648, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the nine-month periods ended September 30, 2007 and 2006 was $1,608,479 and $1,317,964, respectively. As of September 30, 2007, there was approximately $4.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.16 years.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each RSU under the 1998 Plan is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant. The value of each RSU under the 2007 Plan is equal to the closing price per share of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized, as the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month and nine-month periods ended September 30, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the nine-month periods ended September 30, 2007 and 2006 was $4.06 and $3.50, respectively, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

	For the Nine Months Ended September 30,
	2007	2006
Expected option lives	3.5 years	3.5 years
Expected volatility	46.67%	44.84%
Risk-free interest rate	4.64%	4.76%
Expected dividends	0.94%	1.08%

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

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at January 1, 2007	2,206,089	$5.40
Options granted	152,500	$11.00
Restricted stock units granted	247,210	$0.00
Options exercised	(184,500)	$3.62
Shares issued under restricted stock units	(46,996)	$0.00
Options cancelled	(250)	$1.66
Awards outstanding at March 31, 2007	2,374,053	$5.45
Options granted	160,000	$10.78
Options exercised	(196,833)	$3.97
Restricted stock units cancelled	(23,834)	$0.00
Options cancelled	(136,501)	$9.57
Awards outstanding at June 30, 2007	2,176,885	$5.77
Options granted	180,000	$11.19
Options exercised	(132,032)	$4.24
Restricted stock units cancelled	(23,334)	$0.00
Options cancelled	(60,834)	$8.96
Awards outstanding at September 30, 2007	2,140,685	$6.30	$9,231	2.74
Awards vested and expected to vest at September 30, 2007	1,871,029	$5.78	$9,996	1.74
Options exercisable at September 30, 2007	902,288	$4.95	$4,577	1.84
Restricted stock units eligible to be issued at September 30, 2007	0	$0.00	$0	2.01

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2007 and changes in the nine-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at January 1, 2007	1,369,320	$3.20
Shares underlying options granted	482,500	$4.06
Shares underlying restricted stock units granted	247,210	$8.71
Shares underlying options vested	(579,135)	$2.46
Shares underlying restricted stock units vested	(46,996)	$7.90
Shares underlying options cancelled	(187,335)	$3.44
Shares underlying restricted stock units cancelled	(47,168)	$8.55
Shares underlying awards unvested at September 30, 2007	1,238,396	$4.55

For the nine-month period ended September 30, 2007, the total fair value of share-based awards vested was $1,819,444.

5.  STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the nine months ended September 30, 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company have been reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorizes cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the Company’s amended and restated 1998 Stock Incentive Plan (the “1998 Plan”) are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $536,898 and $496,648 of non-cash compensation for the three-month periods ended September 30, 2007 and 2006, respectively, and $1,608,479 and $1,317,964 of non-cash compensation for the nine-month periods ended September 30, 2007 and 2006, respectively.

For the three-month and nine-month periods ended September 30, 2007, 180,000 and 492,500 options, respectively, and zero and 247,210 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three-month and nine-month periods ended September 30, 2007, 132,032 and 513,365 stock options, respectively, were exercised, yielding approximately $0.6 million and $2.0 million, respectively, to the Company.

Issuance of Common Stock for Acquisition

On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr.com that it did not already own (See Note 3 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 329,567 unregistered shares of the Company’s common stock.

On August 2, 2007, the Company announced the acquisition of Corsis Technology Group II LLC (See Note 3 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 694,230 unregistered shares of the Company’s common stock.

Common Stock Dividends

On September 28, 2007, the Company paid its quarterly cash dividend of $0.025 per share on its common stock to shareholders of record at the close of business on September 14, 2007. This dividend totaled approximately $0.7 million.

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

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., and JPMorgan Chase & Co., the lead underwriters of our initial public offering in May, 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but will have no liability for the asserted claims.  The Company is considering what, if any, action to take in response to this litigation.  We do not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial position.

7.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company presents both basic and diluted income or loss per share from continuing operations and discontinued operations in the accompanying consolidated statements of operations. The Company computes net income or loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding. Diluted net income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares and dilutive common share equivalents then outstanding. The total common stock equivalents included in the calculation of diluted earnings per share amounted to 458,623 and 447,728 for the three-month and nine-month periods ended September 30, 2007, respectively. Stock options were included in the calculation of diluted earnings per share only when the average closing price of the Company’s common stock during the period exceeded the exercise price of the option. The total number of stock options that were excluded from the diluted earnings per share calculation amounted to 355,000 and 422,500 for the three-month and nine-month periods ended September 30, 2007, respectively.

8.  DISCONTINUED OPERATIONS

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying Consolidated Statements of Operations.

For the three-month and nine-month periods ended September 30, 2007, the Company recorded a loss on disposal of discontinued operations of $569 and $1,692, respectively.

The following table displays the activity and balances of the provisions related to discontinued operations:

				Year		Nine-Months Ended
	Initial	Year 2005	Balance	2006	Balance	September 30, 2007		Balance
	Charge	Activity	12/31/2005	Activity	12/31/2006	Deductions	Adjustments	9/30/2007
Net asset write-off	$666,546	$(666,546)	$-	$-	$-	$-	$-	$-

Severance payments	1,134,323	(905,566)	228,757	(6,332)	222,425	-	-	222,425

Extinguishment of lease and other obligations	582,483	(531,310)	51,173	(51,173)	-	-	569	569
	$2,383,352	$(2,103,422)	$279,930	$(57,505)	$222,425	$-	$569	$222,994

9.  BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in six financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

The Company’s top five advertisers accounted for approximately 31% of its total advertising revenue for the nine-month period ended September 30, 2007, as compared to approximately 39% for the nine-month period ended September 30, 2006. No individual advertiser accounted for 10% or more of total advertising revenue during the nine-month period ended September 30, 2007, as compared to one advertiser accounting for approximately 18% of total advertising revenue during the nine-month period ended September 30, 2006.

10.  RECENT EVENTS

On November 1, 2007, BFPC Newco LLC, a wholly owned subsidiary of TheStreet.com, Inc. (the “Company”) entered into an agreement pursuant to which it acquired 100% of the stock in Bankers Financial Products Corporation (“BFPC”), including the wholly owned subsidiary BankingMyWay.com LLC, from Larry Starkweather, Kyle Selberg, Rachelle Zorn and Robert Quinn (the “Sellers”) pursuant to a Stock Purchase Agreement (the “Agreement”), among BFPC Newco LLC, and each of the Sellers.

BFPC, which is based in Fort Atkinson, Wisconsin, includes BankingMyWay (www.BankingMyWay.com) and RateWatch (www.Rate-Watch.com). RateWatch is one of the nation's largest providers of pricing solutions for banks and credit unions. BFPC was established in 1999, and has more than 5,700 financial institutions subscribing to its services which consists of a data set of bank rates including CDs, savings accounts, interest checking, money markets, mortgage/home equity and auto loans. Additionally, BankingMyWay provides rates from more than 50,000 bank and credit union locations, allowing consumers to search for the best rates available.

The Agreement provided for a purchase price consisting of approximately $16.9 million in cash (net of $3.9 million in debt repayment) and 636,081 shares of unregistered common stock of TheStreet.com, 79,510 of which were issued to the Sellers and 556,571 of which were placed in escrow pursuant to the terms of an escrow agreement. 159,020 of the shares will be escrowed to secure indemnity obligations and 397,551 shares represent deferred stock compensation which shall be released to Sellers on the first, second and third anniversaries of the Closing Date pursuant to the Escrow Agreement. In addition, the principal shareholder of BFPC received an option to purchase up to 175,600 shares of common stock priced at market and vesting ratably over three years.

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

Overview

TheStreet.com, Inc. is a leading independent producer of financial news and ratings, business and investment content, and innovative custom advertising solutions. The Company meets a broad scope of consumer, professional, and advertiser demands through multimedia distribution of advertising supported content and services and paid subscriptions.

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

In March 2005, the Company launched TheStreet.com TV, a free, advertising supported video network that today includes 13 channels covering daily market updates, executive interviews, small business and personal finance stories.

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

In January 2007, we took a 49.9% joint venture interest in Stockpickr.com, a unique Web 2.0 offering that combines finance and social networking. In April 2007, we acquired the remaining 50.1% stake in Stockpickr.com that we did not own. With more than 800 professional portfolios and almost 120,000 individual investor portfolios, visitors to the site can learn how to invest following professionals’ strategies, and communicate with each other to share investment ideas.

In August 2007, we acquired Corsis Technology Group II LLC, a leading provider of online and mobile custom interactive solutions for advertisers, marketers and content publishers, which included Promotions.com, a full service online promotions agency that implements interactive promotions for some of the largest brands in the world, media companies and their agencies. Corsis is also in the business of creation and development of websites, digital commerce, and platforms for third parties. As the lines between content, interactive marketing campaigns and technology continue to blur, Promotions.com provides us with the capabilities to deliver the solutions our advertisers demand, along with continued diversification of our revenue base. Subsequent to the completion of the acquisition, we consolidated the brand under the Promotions.com (“Promotions.com”) name, reflecting our expectation of the growth opportunity in the interactive marketing and promotions business.

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

A national survey conducted by consumer advocacy group Consumer Action and leading financial services provider Capital One Financial Corporation1 finds that many Americans are missing important savings opportunities. While the majority of Americans do regularly put aside money in savings, many are not maximizing that money for their greatest benefit. Most Americans (53%) are still using traditional passbook savings accounts for their savings. Although high-yield money market accounts and certificates of deposit (CDs) both generally offer a significantly higher interest rate, few Americans take advantage of those higher rates. In fact, over a third of respondents claimed they do not know the interest rate on their savings vehicle. And while a quarter of respondents cited "retirement" as their number one reason for savings, nearly half of Americans (48%) still do not participate in any kind of retirement plan, such as a 401k or an IRA.

Though there are vast quantities of financial content available in print publications and on the Internet, finding the insight and expertise to make sense of it all often remains elusive. TheStreet.com and its expanding network of properties strive to provide a solution, offering a variety of content to increase individuals’ financial acumen and the tools to apply their knowledge.

Our goal is to meet consumer and advertiser demands while becoming the leading independent destination web site where all “MONEY” concerns are addressed by:

•	Providing a broader range of content to our audience, including real estate, politics, entrepreneurship, small business, and luxury living across a growing network of web sites; and

1	Consumer Action and Capital One Financial Corporation national Survey “2007 annual Survey of America's ''Financial IQ'' , released September 2007.

•	Providing innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

In the three-month and nine-month periods ended September 30, 2007, the Company’s paid services revenue, comprised 57% and 62%, respectively, of total revenue, compared to 71% in both the three-month and nine-month periods ended September 30, 2006, respectively. Our paid services include our 13 subscription services, which are generally targeted at more experienced investors. Many of our subscription offerings focus on specific investment strategies, including options (TheStreet.com Options Alerts), dividend-paying stocks (The Dividend Stock Advisor), small capitalization stocks (TheStreet.com Stocks Under $10) and mid-cap stocks with short term upside potential (TheStreet.com Breakout Stocks). RealMoney, the foundation of our consumer line of paid subscription services, provides investing ideas, trading strategies, technical analysis and expert market commentary. Action Alerts PLUS is an alert service that provides subscribers with an intimate view of the activity within the actual portfolio of individual stocks held in Jim Cramer’s charitable trust. RealMoney Silver is the Company’s first bundled offering, allowing users to seamlessly access components of five subscription services from a single interface at a discounted subscription rate. Paid services revenue also includes syndication and licensing revenue. We seek to grow our paid services business through ongoing tailoring and enhancement of our service offerings, external marketing and promotion, and promotion on our free Web site, www.thestreet.com.

However, we believe that the growth opportunity on the free, advertising supported side of the business is far greater than that on the subscription side of the business, and we anticipate a continued shift in our revenue mix toward increased marketing services revenue as we pursue our strategy to attract a larger, consumer audience to our expanding array of content, and monetize that content through the increasingly sophisticated interactive marketing and promotional campaigns advertisers demand through our Promotions.com business.

In the three-month and nine-month periods ended September 30, 2007, marketing services revenue comprised 43% and 38%, respectively, of total revenue, compared to 29% in both the three-month and nine-month periods ended September 30, 2006.

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

Stockpickr.com is an indirect wholly owned subsidiary of TheStreet.com. Recently named as one of 50 Best Websites 2007 by Time.com, the online site of Time magazine, the advertising supported Web site is a groundbreaking financial and social networking platform where like-minded investors meet to generate investment ideas and compare and exchange investment strategies and techniques in a secure environment. The Stockpickr community has expanded rapidly to where the site now houses more than 120,000 user-generated portfolios and more than 800 professional portfolios. We believe that, as a resource unlike any other on the Internet today, Stockpickr enables TheStreet.com to deliver the value that advertisers demand in the Web 2.0 world.

Since acquiring all of Stockpickr in April 2007, we have launched three new features on the site: StockBlogr - the first blog search engine devoted to accessing the top financial blogs on the Internet today; Street Answers, a free interactive search platform where people can ask questions about stocks and investment ideas, and in response, professional and self-directed money managers, traders and investors share their research; and Stockpickr Portfolio Ratings in which Stockpickr portfolios are linked to TheStreet.com Ratings and are rated with a letter grade based on an average of the ratings of the individual stocks within the portfolio.

We have a number of free, advertising supported email newsletters, including daily and weekly market bulletins, and we continue to expand the number of advertising supported podcasts available for download.

We generate revenue from our free content through the sale of the following types of advertising placements:

•	Banner, tile and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com and Stockpickr.com, as well as on our paid subscription site, RealMoney;
•	Advertisement placements in our free email newsletters;
•	Sponsorship of stand-alone emails to our registered users; and
•	Advertisements in TheStreet.com TV and in our audio Podcasts.

Since we refocused our strategy on the consumer market in mid 2005, advertising sales have experienced significant growth, which we believe is attributable to several factors.

First, as a result of the attractiveness of our expanded content offerings and our success in implementing marketing relationships with other high-traffic Web sites, we experienced strong increases in page views and unique visitors to our network of Web sites. In the nine-month period ended September 30, 2007, our network generated 915 million page views, a 44% increase over the prior year, and an average of 5.5 million unique visitors per month, an increase of 28% over the prior year. The growth in page views increased the amount of advertising inventory we had available to sell to advertisers, while the growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Advertising revenue in the nine-month period ended September 30, 2007 from non-financial advertisers increased by 139% over the same period last year, and represented 40% of total advertising revenue in the nine-month period, as compared to 24% in the same period last year.

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

Finally, the wealth of free, advertising supported content at www.thestreet.com and www.stockpickr.com, and paid content offerings through our RealMoney Web site and subscription services, has earned recognition as reliable, timely, relevant and educational, which attracts a growing audience and is attractive to advertisers seeking to associate their brands with high quality content. In 2006 and 2007, we received the following awards and distinctions:

•	Stockpickr.com was named as one of 50 Best Websites 2007 in Time.com Roundup;
•	2006 Gerald Loeb Award for Distinguished Business and Financial Journalism, Finalist for News Services and Online Content category;
•	2006 Media Industry Newsletter “Best of the Web” Awards, Finalist for Editor of a Website (David Morrow, the Company’s Editor-in-Chief);
•	2007 Codie Awards finalist for “Best Online News Service” for www.thestreet.com; and
•	2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily “Booyahs!”

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

Revenue Recognition

The Company generates its revenue primarily from paid and marketing services.

Paid services include subscription fees paid by customers for access to particular services for the term of the subscription as well as syndication and licensing revenue. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

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

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, video and email advertisements on the Company’s Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with Promotions.com. Promotions.com revenues are derived principally from management contracts in which Promotions.com typically provides custom services for the creation, implementation, and administration of an online promotion on a customer’s website and for managing the customer’s information technology functions. Promotions.com recognizes revenue related to its services as the services are provided or ratably over the period of the contract, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

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

Promotions.com revenue is subject to estimation and variability due to the judgment involved in estimating the percentage of completion of a particular contract in determining the amount of revenue to be recognized.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month and nine-month periods ended September 30, 2007, the Company capitalized software development costs totaling $63,589 and $287,827, respectively. For the nine-month period ended September 30, 2006, the Company did not capitalize any software development costs. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month and nine-month periods ended September 30, 2007, the Company capitalized Web site development costs totaling $512,578 and $1,572,857, respectively. For the nine-month period ended September 30, 2006, the Company did not capitalize any Web site development costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three-month periods ended September 30, 2007 and 2006 was $11,072, and $21,153, respectively. Total amortization expense for the nine-month periods ended September 30, 2007 and 2006 was $34,622 and $69,080, respectively.

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

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in six financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the three-month and nine-month periods ended September 30, 2007, the Company’s top five advertisers accounted for approximately 29% and 31%, respectively, of its total advertising revenue as compared to approximately 41% and 39%, respectively, for the three-month and nine-month periods ended September 30, 2006. For the three-month and nine-month periods ended September 30, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% and 18%, respectively, during the three-month and nine-month periods ended September 30, 2006.

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

Stock-based compensation expense recognized under SFAS No. 123(R) for the three-month and nine-month periods ended September 30, 2007 was $536,898 and $1,608,479, respectively, as compared to $496,648 and $1,317,964, respectively, for the three-month and nine-month periods ended September 30, 2006.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average estimated value of employee stock options granted during the nine-month period ended September 30, 2007 was $4.06 using the Black-Scholes model with the following weighted-average assumptions. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding two years, based on management’s assessment that recent historical volatility is representative of future stock price trends. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Nine Months Ended September 30, 2007
Expected option lives	3.5 years
Expected volatility	46.67%
Risk-free interest rate	4.64%
Expected dividends	0.94%

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “With-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

Results of Operations

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Revenue

	For the Three Months Ended September 30,
Revenue:	2007	(*)	2006	(*)	Percent Change
Paid services	$9,188,329	57%	$9,209,763	71%	0%
Marketing services	6,930,030	43%	3,739,605	29%	85%
Total revenue	$16,118,359	100%	$12,949,368	100%	24%

(*) Percent of total revenue

Paid services. Paid services revenue is derived from annual and monthly subscriptions to the Company’s 13 paid services, and through the syndication and licensing of our content to third parties. Subscription revenue is recognized ratably over the subscription period, while syndication and licensing revenue is recognized over the contract period. For the three-month period ended September 30, 2006, paid services also included revenue related to the Company’s nationally syndicated daily radio program, RealMoney with Jim Cramer prior to its discontinuation in December 2006.

	For the Three Months Ended September 30,
	2007	2006	Percent Change
Paid services:
Subscription	$8,339,087	$8,633,473	-3%
Syndication and licensing	849,242	576,290	47%
Total	$9,188,329	$9,209,763	0%

The decrease in subscription revenue is directly related to a reduction in subscription marketing activities related to our 13 subscription services, including Paid Search, Online Advertising, Email List Buying and Co-registration activities, as we refined our subscription marketing plan to ensure an acceptable level of return on investment. Additionally, subscription revenue from our Ratings business was lower due to our outsourcing of this business to Grey Publishing in the second quarter of 2007. The increase in syndication and licensing revenue is primarily the result of a full nine months of revenue received from the syndication of independent research from Ratings, as compared to two months in 2006 subsequent to the acquisition of Weiss Ratings in August 2006.

For the three-month period ended September 30, 2007, approximately 70% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 68% for the three-month period ended September 30, 2006. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three-month periods ended September 30, 2007 and 2006.

Marketing services. Marketing services revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts, as well as interactive marketing services for which the Company develops custom services for the creation, implementation, and administration of an online promotion on a customer’s website and for managing the customer’s information technology functions.

	For the Three Months Ended September 30,
	2007	2006	Percent Change
Marketing services:
Advertising	$4,610,579	$3,739,605	23%
Interactive marketing services	2,319,451	-	N/A
Total	$6,930,030	$3,739,605	85%

Advertising revenue for the three-month period ended September 30, 2007, increased by 23% when compared to the three-month period ended September 30, 2006. The increase is primarily attributable to the effective monetization of a 53% increase in the average number of monthly unique visitors and a 65% increase the number of page views generated by the Company’s Web sites. The increase in reach and page views, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enables us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 49% of total advertising revenue in the three-month period ended September 30, 2007, as compared to 30% in the three-month period ended September 30, 2006. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

The number of advertisers for the three-month period ended September 30, 2007 was 97 as compared to 71 for the three-month period ended September 30, 2006. The Company’s top five advertisers accounted for approximately 29% of its total advertising revenue for the three-month period ended September 30, 2007, as compared to approximately 41% for the three-month period ended September 30, 2006. For the three-month period ended September 30, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% of total advertising revenue during the three-month period ended September 30, 2006.

The increase in marketing services revenue also reflects incremental revenue associated with Promotions.com since its acquisition on August 2, 2007.

Operating Expense

	For the Three Months Ended September 30,
	2007	2006	Percent Change
Operating expense:
Cost of services	$6,509,157	$4,892,006	33%
Sales and marketing	2,619,286	2,327,948	13%
General and administrative	3,064,728	2,840,680	8%
Depreciation and amortization	654,397	314,356	108%
Total operating expense	$12,847,568	$10,374,990	24%

Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 40.4% in the third quarter of 2007, as compared to 37.8% in the third quarter of 2006. This increase is primarily due to lower than expected higher margin advertising revenue as some of our financial advertisers pushed their campaigns beyond the end of the third quarter due to market conditions. The increase in absolute dollars during the period was largely the result of increased compensation and related costs within our editorial, video and Ratings staffs related to the creation of additional content to drive increased advertising revenue, combined with increases in costs associated with hosting and computer maintenance expenses. The increased expense also reflects incremental costs associated with the operations of Promotions.com, TheStreet.com Ratings and Stockpickr since the dates of their acquisitions.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

As a percentage of revenue, sales and marketing expense was 16.3% in the third quarter of 2007, as compared to 18.0% in the third quarter of 2006. This decrease is partly attributable to the minor amount of sales and marketing effort currently expended by the recently acquired Promotions.com business. This was partially offset by our investment in additional headcount in our advertising sales team in the first quarter of 2007, which has driven additional advertising revenue during the current quarter and is expected to continue to drive incremental advertising revenue throughout the rest of the fiscal year. The increase in absolute dollars during the period was largely the result of increased advertising and promotion expenses and higher consulting fees.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 19.0% in the third quarter of 2007, as compared to 21.9% in the third quarter of 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure. The increase in absolute dollars during the period was largely the result of increased professional fees, occupancy costs and additional costs to help provide management with information needed to control the expanded business, partly offset by reduced recruiting fees. The increased expense also reflects incremental costs associated with the operations of Promotions.com since the date of its acquisition.

Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 4.1% in the third quarter of 2007, as compared to 2.4% in the third quarter of 2006. This increase is largely attributable to the amortization of intangible assets related to the Promotions.com, Ratings and Stockpickr acquisitions, combined with higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Three Months Ended September 30,
	2007	2006	Percent Change
Net interest income	$571,121	$584,281	-2%

The decrease in net interest income is primarily the result of a slight reduction in interest rates.

Discontinued Operations

	For the Three Months Ended September 30,
	2007	2006	Percent Change
Loss on disposal of discontinued operations	$569	$549	-4%

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the three-month periods ended September 30, 2007 and 2006, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	September 30, 2007	December 31, 2006
Current liabilities	$222,994	$222,425

Net Income

Net income for the three-month period ended September 30, 2007 totaled $19,764,517, or $0.68 per basic and $0.67 per diluted share, compared to $3,094,948, or $0.11 per basic and diluted share for the three-month period ended September 30, 2006.

Non-GAAP adjusted net income for the three-month period ended September 30, 2007 totaled $4,301,415, or $0.15 per basic and diluted share, compared to $3,591,596, or $0.13 per basic and diluted share for the three-month period ended September 30, 2006. Non-GAAP adjusted net income is calculated as follows:

	For the Three Months Ended September 30,
	2007	2006
Net income	$19,764,517	$3,094,948
Less deferred taxes	(16,000,000)	-
Add noncash stock compensation expense	536,898	496,648
Non-GAAP adjusted net income	$4,301,415	$3,591,596

Non-GAAP adjusted basic net income per share	$0.15	$0.13
Non-GAAP adjusted diluted net income per share	$0.15	$0.13

Weighted average basic shares outstanding	29,085,700	27,337,453
Weighted average diluted shares outstanding	29,544,323	28,180,641

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-month period ended September 30, 2007 totaled $3,970,595, as compared to EBITDA of $2,920,435 for the three-month period ended September 30, 2006. EBITDA is calculated as follows:

	For the Three Months Ended September 30,
	2007	2006
Net income	$19,764,517	$3,094,948
Less net interest income	(571,121)	(584,281)
Add taxes	(15,877,198)	95,412
Add depreciation and amortization	654,397	314,356
EBITDA	$3,970,595	$2,920,435

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Revenue

	For the Nine Months Ended September 30,
Revenue:	2007	(*)	2006	(*)	Percent Change
Paid services	$28,031,229	62%	$25,802,875	71%	9%
Marketing services	17,493,982	38%	10,689,815	29%	64%
Total revenue	$45,525,211	100%	$36,492,690	100%	25%

(*) Percent of total revenue

Paid services.

	For the Nine Months Ended September 30,
	2007	2006	Percent Change
Paid services:
Subscription	$25,649,904	$24,668,382	4%
Syndication and licensing	2,381,325	1,134,493	110%
Total	$28,031,229	$25,802,875	9%

We believe the growth in subscription revenue, the primary component of paid services, is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through the television program hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We also believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information that the Company offers. Finally, we added new subscribers as a result of our acquisition of TheStreet.com Ratings during August 2006, which contributed to the growth in our subscription revenue as compared to the prior year period. The increase in Syndication and Licensing revenue is primarily the result of a full nine months of revenue received from the syndication of independent research from Ratings, as compared to two months in 2006 subsequent to the acquisition of Weiss Ratings in August 2006.

For the nine-month period ended September 30, 2007, approximately 70% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 66% for the nine-month period ended September 30, 2006. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the nine-month periods ended September 30, 2007 and 2006.

Marketing services.

	For the Nine Months Ended September 30,
	2007	2006	Percent Change
Marketing services:
Advertising	$15,174,531	$10,689,815	42%
Interactive marketing services	2,319,451	-	N/A
Total	$17,493,982	$10,689,815	64%

Advertising revenue for the nine-month period ended September 30, 2007, increased by 42% when compared to the nine-month period ended September 30, 2006. The increase is primarily attributable to the effective monetization of a 28% increase in the average number of monthly unique visitors and a 44% increase the number of page views generated by the Company’s Web sites, when compared to the nine-month period ended September 30, 2006. The increase in reach and page views, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enables us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 40% of total advertising revenue in the nine-month period ended September 30, 2007, as compared to 24% in the nine-month period ending September 30, 2006. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

The number of advertisers for the nine-month period ended September 30, 2007 was 150 as compared to 123 for the nine-month period ended September 30, 2006. The Company’s top five advertisers accounted for approximately 31% of its total advertising revenue for the nine-month period ended September 30, 2007, as compared to approximately 39% for the nine-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 18% of total advertising revenue during the nine-month period ended September 30, 2006.

The increase in marketing services revenue also reflects incremental revenue associated with Promotions.com since its acquisition on August 2, 2007.

Operating Expense

	For the Nine Months Ended September 30,
	2007	2006	Percent Change
Operating expense:
Cost of services	$17,780,664	$13,570,635	31%
Sales and marketing	9,004,490	6,798,440	32%
General and administrative	8,537,882	7,779,074	10%
Depreciation and amortization	1,469,539	718,235	105%
Total operating expense	$36,792,575	$28,866,384	27%

Cost of services. As a percentage of revenue, cost of services expense was 39.1% for the nine-month period ended September 30, 2007, as compared to 37.2% for the nine-month period ended September 30, 2006. This increase is primarily due to lower than expected higher margin advertising revenue as some of our financial advertisers pushed their campaigns beyond the end of the third quarter due to market conditions. In addition, in the first quarter of 2007, we invested in additional editorial and video staff to increase production of stories and video in areas where we could not meet advertising demand. We believe that these investments have contributed to increased advertising revenue and will deliver stronger gross margins in future periods. The increase in absolute dollars during the period was largely the result of increased compensation and related costs within our Ratings, editorial and video staffs related to the creation of additional content to drive increased advertising revenue, combined with increases in hosting, Ratings fulfillment related expenses, computer maintenance and data costs. The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings, Promotions.com and Stockpickr since the dates of their acquisitions.

Sales and marketing. As a percentage of revenue, sales and marketing expense was 19.8% in the nine-month period ended September 30, 2007, as compared to 18.6% in the nine-month period ended September 30, 2006. This increase is primarily attributable to our investment in additional headcount in our advertising sales team in the first quarter of 2007, which has driven additional advertising revenue during the year and is expected to continue to drive incremental advertising revenue throughout the rest of the fiscal year, as well as expanded promotional efforts to drive advertising revenue growth. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher headcount and compensation and related costs to drive the Company’s revenue growth, combined with increased advertising and promotion costs and consulting fees. The increased expense also reflects incremental costs associated with the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

General and administrative. As a percentage of revenue, general and administrative expense was 18.8% in the nine-month period ended September 30, 2007, as compared to 21.3% in the nine-month period ended September 30, 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure. The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, additional costs to help provide management with information needed to control the expanded business and higher occupancy costs and professional fees, partially offset by reduced recruiting fees. The increased expense also reflects incremental costs associated with the operations of Promotions.com and TheStreet.com Ratings since their acquisitions.

Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 3.2% in the nine-month period ended September 30, 2007, as compared to 2.0% in the nine-month period ended September 30, 2006. This increase is largely attributable to amortization of intangible assets related to the Ratings, Promotions.com and Stockpickr acquisitions, combined with higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Nine Months Ended September 30,
	2007	2006	Percent Change
Net interest income	$1,796,820	$1,443,000	25%

The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

Discontinued Operations

	For the Nine Months Ended September 30,
	2007	2006	Percent Change
(Loss) income on disposal of discontinued operations	$(1,692)	$11,774	N/A

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the nine-month period ended September 30, 2007, loss on disposal of discontinued operations represents additional legal fees and other costs incurred in connection with the liquidation process. For the nine-month period ended September 30, 2006, income on disposal of discontinued operations represents reductions to previously estimated shutdown costs.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	September 30, 2007	December 31, 2006
Current liabilities	$222,994	$222,425

Net Income

Net income for the nine-month period ended September 30, 2007 totaled $26,317,209, or $0.92 per basic and $0.91 per diluted share, compared to $8,899,458, or $0.33 per basic and diluted share for the nine-month period ended September 30, 2006.

Non-GAAP adjusted net income for the nine-month period ended September 30, 2007 totaled $11,925,688, or $0.42 per basic and $0.41 per diluted share, compared to $10,217,422, or $0.38 per basic and $0.37 per diluted share for the nine-month period ended September 30, 2006. Non-GAAP adjusted net income is calculated as follows:

	For the Nine Months Ended September 30,
	2007	2006
Net income	$26,317,209	$8,899,458
Less deferred taxes	(16,000,000)	-
Add noncash stock compensation expense	1,608,479	1,317,964
Non-GAAP adjusted net income	$11,925,688	$10,217,422

Non-GAAP adjusted basic net income per share	$0.42	$0.38
Non-GAAP adjusted diluted net income per share	$0.41	$0.37

Weighted average basic shares outstanding	28,488,315	26,807,231
Weighted average diluted shares outstanding	28,936,043	27,253,167

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine-month period ended September 30, 2007 totaled $10,326,326, as compared to EBITDA of $8,453,065 for the nine-month period ended September 30, 2006. EBITDA is calculated as follows:

	For the Nine Months Ended September 30,
	2007	2006
Net income	$26,317,209	$8,899,458
Less net interest income	(1,796,820)	(1,443,000)
Add taxes	(15,663,602)	278,372
Add depreciation and amortization	1,469,539	718,235
EBITDA	$10,326,326	$8,453,065

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of September 30, 2007, the Company’s cash and cash equivalents and noncurrent restricted cash amounted to $38,853,402, representing 38% of total assets.

Cash generated from operations was sufficient to cover expenses during the nine-month period ended September 30, 2007. Net cash provided by operating activities totaled $9,197,184 for the nine-month period ended September 30, 2007, as compared to net cash provided by operating activities totaling $12,982,439 for the nine-month period ended September 30, 2006. The decrease in net cash provided by operating activities is primarily related to the following:

•
higher annual incentive compensation payments during the nine months ended September 30, 2007 related to the 2006 fiscal year, as compared to payments made during the nine months ended September 30, 2006 related to the 2005 fiscal year; and

•	a slow-down in the overall growth of deferred revenue in the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

These decreases were partially offset by an increase in the level of noncash expenses.

Net cash provided by operating activities of $9,197,184 for the nine-month period ended September 30, 2007 was primarily the result of the Company’s net income combined with noncash expenses, partially offset by decreases in accrued expenses (primarily the result of payments related to annual incentive compensation), deferred revenue (primarily related to a reduction in the number of subscribers to our subscription products) and accounts payable, and increases in accounts receivable (due to higher advertising revenue) and prepaid expenses (primarily related to the timing of the renewal of the Company’s insurance policies).

Net cash used in investing activities of $16,795,206 for the nine-month period ended September 30, 2007 was primarily the result of the acquisitions of Corsis Technology Group II LLC and the remaining 50.1% of Stockpickr.com, and capital expenditures consisting of capitalized website and software development costs and purchases of computer hardware, leasehold improvements, furniture and fixtures and software.

Net cash used in financing activities of $180,759 for the nine-month period ended September 30, 2007 primarily consisted of cash dividends paid partially offset by the proceeds from the exercise of stock options.

The Company has a total of $576,951 of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City. The office leases do not expire within the next 12 months, and the restricted cash is therefore classified as a noncurrent asset.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $5.6 million through September 30, 2008, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a cash dividend in the amount of $0.025 per share of common stock during each of the first, second and third quarters of 2007, which resulted in cash expenditures of approximately $0.7 million and $2.2 million in the three- and nine-month periods ended September 30, 2007, respectively. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that, at a minimum, it serves to distribute interest income earned on the Company’s cash balances.

For the period ending June 30, 2007, the Company recorded a full valuation allowance against the deferred tax asset. During the third quarter of 2007, the valuation allowance has been reduced by $16 million, as management has concluded that it is more likely than not that the Company will realize the benefit of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount has been reflected as a benefit to the current period tax provision.

The Company recognized a deferred tax asset of approximately $53 million as of September 30, 2007, primarily relating to a net operating loss carryforward of approximately $132 million, as of September 30, 2007, available to offset future taxable income through 2025. In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon a study performed by the Company’s independent tax advisors that analyzed the Company’s stock ownership activity from inception to December 31, 2006, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the September 30, 2007 valuation allowance.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $503,221 for the three month period ended September 30, 2007, as compared to $434,875 for the three month period ended September 30, 2006. Rent and equipment rental expenses increased to $1,299,631 for the nine month period ended September 30, 2007, as compared to $1,242,154 for the nine month period ended September 30, 2006. The changes in rent and equipment rental expenses were primarily due to changes in operating expense escalations and additional office space resulting from increased headcount and both the Promotions.com and Ratings acquisitions. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of September 30, 2007, total future minimum cash payments are as follows:

	Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Operating leases	$3,887,952	$1,665,664	$1,938,125	$284,163	$-
Employment agreements	5,040,358	2,724,837	2,315,521	-	-
Outside contributor agreements	498,687	384,104	114,583	-	-
Total contractual cash obligations	$9,426,997	$4,774,605	$4,368,229	$284,163	$-

Four additional employment agreements were signed subsequent to September 30, 2007 related to the acquisition of Bankers Financial Products Corporation (“BFPC”) (see Note 10 to Notes to Consolidated Financial Statements), that guarantee payments of $650,833 and $1,030,883 within the next year and the one to three year period, respectively, and are dependent on the future fulfillment of the services thereunder. Also in connection with the BFPC acquisition, the Company assumed leases for office space that commit the Company to payments of $161,148, $329,584, $339,546 and $573,535 within the next year, the one to three year period, three to five year period, and after 5 year period, respectively.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective. During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 4, 2007, Vanessa Simmonds, a purported stockholder of the Company, filed suit in the U.S. District Court for the Western District of Washington against The Goldman Sachs Group, Inc., and JPMorgan Chase & Co., the lead underwriters of our initial public offering in May, 1999, alleging violations of Section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. § 78p(b). The complaint seeks to recover from the lead underwriters any “short-swing profits” obtained by them in violation of Section 16(b). The Company was named as a nominal defendant in the action, but will have no liability for the asserted claims.  The Company is considering what, if any, action to take in response to this litigation.  We do not anticipate that the ultimate outcome of this litigation will have a material adverse impact on our financial position.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the material risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.

Management of Growth and Acquisition Risks

The Company has experienced rapid growth due to recent acquisitions. The Company believes that this growth may strain operational, human and financial resources. In order to manage internal growth, the Company must continue to improve its operating and administrative systems and to attract and retain qualified management, professional, and technical operating personnel. Failure to manage growth effectively could have a material adverse effect on the Company's business.

The Company reviews acquisition opportunities in the ordinary course of its business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management's attention from other business concerns.  In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company. There can be no assurance that the Company's acquisitions will be successfully integrated into the Company's operations. In addition, there can be no assurance that the Company will complete any future acquisitions or that acquisitions will contribute favorably to the Company's operations and financial condition.

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

For the three months ended September 30, 2007, our top five advertisers accounted for approximately 29% of our total advertising revenue, as compared to approximately 41% for the three months ended September 30, 2006. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1 - 31, 2007	-	$-	-	$2,678,878
August 1 - 31, 2007	-	$-	-	$2,678,878
September 1 - 30, 2007	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

* In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, from time to time, in private purchases or in the open market. In February 2004, the Company's Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date. See Note 5 in Notes to Consolidated Financial Statements.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable
.
Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
○10.1	TheStreet.com, Inc. 2007 Performance Incentive Plan
10.2	Employment Agreement dated August 23, 2007, between David Morrow and TheStreet.com
10.3	Employment Agreement dated September 13, 2007, between Thomas J. Clarke, Jr. and TheStreet.com
∞10.4	Membership Interest Purchase Agreement dated August 2, 2007 By and Among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent
‡10.5	Stock Purchase Agreement dated November 1, 2007 By and Among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
○	Incorporated by reference to Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007.
∞	Incorporated by reference to the Company’s report of Entry into a Material Definitive Agreement on Form 8-K filed on August 8, 2007.
‡	Incorporated by reference to the Company’s report of Entry into a Material Definitive Agreement on Form 8-K filed on November 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: November 9, 2007	By:	/s/ Thomas J. Clarke, Jr.
Thomas J. Clarke, Jr.
Chairman of the Board and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Eric Ashman
Eric Ashman
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation
**3.2	Amended and Restated Bylaws
*4.1	Amended and Restated Registration Rights Agreement, dated as of December 21, 1998, among TheStreet.com and the stockholders named therein
*4.2	TheStreet.com Rights Agreement
†4.3	Amendment No. 1, dated as of August 7, 2000, to Rights Agreement
††4.4	Specimen Certificate for TheStreet.com’s common stock
○10.1	TheStreet.com, Inc. 2007 Performance Incentive Plan
10.2	Employment Agreement dated August 23, 2007, between David Morrow and TheStreet.com
10.3	Employment Agreement dated September 13, 2007, between Thomas J. Clarke, Jr. and TheStreet.com
∞10.4	Membership Interest Purchase Agreement dated August 2, 2007 By and Among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent
‡10.5	Stock Purchase Agreement dated November 1, 2007 By and Among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent
31.1	Rule 13a-14(a) Certification of CEO
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of CEO
32.2	Section 1350 Certification of Chief Financial Officer

*	Incorporated by reference to Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999 (File No. 333-72799).
**	Incorporated by reference to Exhibits to the Company’s 1999 Annual Report on Form 10-K filed March 30, 2000.
†	Incorporated by reference to Exhibits to the Company’s 2000 Annual Report on Form 10-K filed April 2, 2001.
††	Incorporated by reference to Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
○	Incorporated by reference to Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007.
∞	Incorporated by reference to the Company’s report of Entry into a Material Definitive Agreement on Form 8-K filed on August 8, 2007.
‡	Incorporated by reference to the Company’s report of Entry into a Material Definitive Agreement on Form 8-K filed on November 6, 2007.