Form 10-K
period 2007-12-31
THESTREET COM
filed 2008-03-14
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

Commission File Number 0-25779

THESTREET.COM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1515824
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 15th Floor New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

(212) 321-5000

Registrant’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ NO ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and smaller reporting company in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2007 as reported by Nasdaq, was approximately $227.6 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 11, 2008
Common Stock, $0.01 par value	30,437,973

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2007 ANNUAL REPORT ON FORM 10-K

i

THESTREET.COM, INC.

2007 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including Web sites, email services, print publications and video programming, and provide online and mobile solutions for our advertisers. We also syndicate our content for distribution by other media companies. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties to become the leading online destination where issues related to life and money intersect.

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. TheStreet.com, Inc. went public in May 1999 and trades under the ticker symbol TSCM on the Nasdaq Global Market.

Since its inception, the Company has expanded its network, through acquisitions and internal initiatives, to engage a larger audience of consumers. Through our expanding network, we established our properties as sought-after destinations for advertisers who seek to reach our influential audience of professional and active investors.

We have expanded our strategic vision with a stated goal of attracting the consumer audience to an expanded offering of free, advertising supported investing, personal finance and educational content.

A national survey conducted by consumer advocacy group Consumer Action and leading financial services provider Capital One Financial Corporation(1) found that many Americans are missing important savings opportunities. While the majority of Americans do regularly put aside money in savings, many are not maximizing that money for their greatest benefit. Most Americans (53%) are still using traditional passbook savings accounts for their savings. Although high-yield money market accounts and certificates of deposit (CDs) both generally offer a significantly higher interest rate, few Americans take advantage of those higher rates. In fact, over a third of respondents claimed they do not know the interest rate on their savings vehicle. And while a quarter of respondents cited “retirement” as their number one reason for savings, nearly half of Americans (48%) still do not participate in any kind of retirement plan, such as a 401k or an IRA.

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

Our goal is to meet consumer and advertiser demands while becoming the leading independent destination online network where issues related to life and money intersect by providing:

•	A broader range of content to our audience, including real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

In 2007, the Company’s paid services revenue comprised 59% of total revenue, compared to 70% in 2006. Our paid services include our subscription services, which are generally targeted at more experienced

(1)	Consumer Action and Capital One Financial Corporation national Survey “2007 annual Survey of America’s “Financial IQ”, released Spetember 2007.

investors; as well as syndication, licensing and information services revenue. We seek to grow our paid services business through ongoing tailoring and enhancement of our service offerings, external marketing and promotion, and promotion on our expanding network of Web sites.

We believe that the growth opportunity of our marketing services business is far greater than the opportunity in our paid services. We anticipate a continued shift in our revenue mix toward increased marketing services revenue as we pursue our strategy to attract a large, consumer audience to our expanding array of content, and monetize that content through the increasingly sophisticated interactive marketing and promotional campaigns advertisers demand through our Promotions.com business. See “Risk Factors — We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

In 2007, marketing services revenue comprised 41% of total revenue, compared to 30% in 2006.

We generate revenue from our free content through the sale of the following types of advertising placements:

•	Banner, tile and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com, as well as on our paid subscription site, RealMoney;
•	Advertisement placements in our free email newsletters;
•	Sponsorship of stand-alone emails to our registered users; and
•	Advertisements in TheStreet.com TV and in our audio Podcasts.

Since we refocused our strategy on the consumer market in mid 2005, advertising sales have experienced significant growth, which we believe is attributable to several factors.

First, as a result of the attractiveness of our expanded content offerings and our success in implementing marketing relationships with other high-traffic Web sites, we experienced strong increases in unique visitors to our network of Web sites. In 2007, our network attracted an average of 5.8 million unique visitors per month, an increase of 32% over the prior year. The growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Advertising revenue in 2007 from non-financial advertisers increased by 134% over 2006, and represented 44% of total advertising revenue for the year, as compared to 27% in 2006.

Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led to increased spending by our advertisers.

Finally, the wealth of free, advertising supported content on our network of Web sites, and paid content offerings through our RealMoney Web site and subscription services, has earned recognition as reliable, timely, relevant and educational, which attracts a growing audience and is attractive to advertisers seeking to associate their brands with high quality content. In 2007, we received the following awards and distinctions:

•	2007 Media Industry Newsletter “Best of the Web Award,” winner for Editor of a Web site (David Morrow, the Company’s editor-in-chief)
•	2007 Media Industry Newsletter “Best of the Web Award” Finalist, Best Premium Web site for RealMoney Silver
•	2007 Media Industry Newsletter “Best of the Web Award” Finalist, Best Mobile Application for TheStreet.com Mobile
•	2007 Codie Awards finalist for “Best Online News Service,” recognizing the excellence of TheStreet.com, the Company’s free, flagship Web site
•	2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily Booyahs, a column that appears regularly on RealMoney, one of the Company’s subscription Web sites

The Company undertook two major internal initiatives in 2007 to further achieve its goal of becoming the leading independent destination online network where issues related to life and money intersect. As well as being the go-to network for advertisers seeking to reach an influential audience. First, a complete redesign of TheStreet.com was completed in early 2008, culminating more than a year of effort delivering a more dynamic environment for our readers and advertisers.

The Company also began the development of MainStreet.com in 2007, a free site that features general news articles with a tie to a personal finance topic. The genesis for MainStreet.com was sparked by advertiser demand for personal finance content and the Company’s desire to expand its audience to a new group of readers beyond its traditional business and finance category. MainStreet.com launched in February 2008.

Our goal is to be a trusted resource to our audience, helping them to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. Our strategy is to continue to expand our network, content offerings and distribution channels to attract a wider consumer audience to our online network where issues related to life and money intersect.

2007 Highlights

•	In January, the Company acquired a 49.9% joint venture interest in Stockpickr.com, a free Web site with Web 2.0 offerings that combines financial and investing content with social networking. In April 2007, we acquired the remaining 50.1% stake in Stockpickr.com. By year-end, Stockpickr had more than 800 professional portfolios and more than 130,000 portfolios posted from individual investors. Stockpickr.com was named as one of 50 Best Web sites in 2007 by Time.com, the online site of Time Magazine.
•	The Company launched mobile.thestreet.com, developed and powered by Quattro Wireless, to expand TheStreet.com’s multimedia distribution and create exclusive sponsorship and advertising opportunities. The offering provides TheStreet.com’s most in-demand, real-time content to mobile devices, including content from the categories: Life and Money, Opinion, Most Read Stories, Small Business and Market Updates.
•	The Company entered into an agreement with Brightcove, and implemented its video player and service on www.thestreet.com. Brightcove provides viewers of TheStreet.com TV with a more interactive and comprehensive interface, while advertisers on TheStreet.com TV benefit from much greater flexibility in the interactive advertising and sponsorship opportunities made possible by Brightcove’s technology.
•	In August, the Company acquired Corsis Technology Group II LLC, a leading provider of online and mobile custom interactive solutions for advertisers, marketers and content publishers. The acquisition included Promotions.com, a full-service online agency that implements interactive promotions for some of the world’s largest brands. Promotions.com creates and develops Web sites, digital commerce, and platforms for third parties and provides the Company with the capabilities to deliver the solutions that its advertisers demand. Subsequent to the completion of the acquisition, the Company consolidated Corsis Technology Group under the Promotions.com brand, reflecting our expectation of the growth opportunity in the interactive marketing and promotions business.
•	In November, the Company acquired Bankers Financial Products Corp., including BankingMyWay (www.BankingMyWay.com) and RateWatch (www.Rate-Watch.com). Established in 1999, RateWatch is one of the nation’s largest providers of pricing solutions for banks and credit units. RateWatch tracks more than 70,000 financial institutions and has more than 5,500 financial institutions subscribing to its services. BankingMyWay.com is a free Web site that leverages that data from RateWatch to enable consumers to conduct free searches to find the best banking rates for CDs, savings accounts, interest checking and money market accounts, mortgages, and home equity and auto loans.
•	In November, we received an investment of $55 million from Technology Crossover Ventures (TCV), a leading provider of growth capital to late-stage private and public companies. The

$55 million investment represents the purchase of convertible preferred stock and warrants to purchase shares of common stock. The Company will use this investment to, among other things, further expand its network through acquisitions.
•	A redesigned Stockpickr (www.stockpickr.com) was launched to create an enhanced visitor experience and additional advertising and sponsorship opportunities. The new site facilitates more seamless content integration with TheStreet.com and supports user generated video content.
•	TheStreet.com added two members to its Board of Directors, Jay Hoag and Derek Irwin. Mr. Hoag is a co-founder of Technology Crossover Ventures and has been a venture capitalist and technology investor for more than 25 years. Mr. Irwin has a career of senior-level finance positions and is currently the Senior Vice President, Finance for the Business Media division of The Nielsen Company.

Marketing Services

Marketing services includes advertising revenue generated from our free, advertising supported network of Web sites, and interactive marketing services revenue from our Promotions.com business.

Advertising Sales

In 2007, our network generated an average of approximately 5.8 million unique visitors per month. We monetize this traffic through the sale of the following types of advertising placements:

•	Banner, tile and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com, as well as on our paid subscription site, RealMoney;
•	Advertisement placements in our free email newsletters;
•	Sponsorship of stand-alone emails to our registered users;
•	Advertisements in our video offerings TheStreet.com TV and MainStreet.com TV; and
•	Advertisements in our audio podcasts;

Our roster of free consumer properties includes the following:

TheStreet.com

Our flagship site, TheStreet.com, was launched in 1996 as a paid subscription news and commentary Web site and re-launched in 2000 as a free, advertising-supported site. TheStreet.com provides high-quality financial commentary, analysis and news with financial coverage to individual investors of all experience levels and professional investors. Updated throughout the trading day, TheStreet.com’s articles put readers on the trading floor with some of the leading commentators and journalists in the business. TheStreet.com provides investigative journalism, commentary on market trends, specific stock and mutual fund analysis, and has recently expanded its personal finance and lifestyle sections. In early 2008, TheStreet.com was re-launched after an extensive redesign. Engaging and user friendly, the redesigned site delivers an optimal experience for visitors accessing the company’s award-winning content, authors, guest commentators, enhanced quote data and financial tools as well as advertisers who seek more efficient content targeting and custom content sponsorship opportunities.

TheStreet.com TV is a free online video network providing a daily menu of original business news and short-form feature programs. The programs are filmed in the Company’s studio at its principal offices at 14 Wall Street and on location, including The NASDAQ Stock Market. TheStreet.com TV offers continuous programming each day to keep investors informed of important changes in daily market conditions as well as information regarding personal finance and other topics that are important to investors. TheStreet.com TV runs 16 new programs each weekday and employs a full-time executive producer, three full-time correspondents, and its own production staff. Aside from business news updates delivered during the trading day, TheStreet.com TV offers feature programs that include “My Name is Simon,” a three-minute long segment on commodities; “Random Acts of Fashion,” the latest on retail and retail stocks, and “Wall Street

Confidential,” a daily mid-day analysis of the issues and trends affecting that day’s trading. TheStreet.com TV is available on both the flagship Web site and the RealMoney Web site.

TheStreet.com Ratings tracks the risk adjusted performance of more than 16,000 mutual funds and more than 6,000 stocks. In addition, Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. The stock, ETF and mutual fund ratings have been incorporated into our free Web site, TheStreet.com, and links to a company’s Ratings page can be found in all published stories. Additionally, the Ratings portion of the site contains lists of top rated stocks in five sectors, and offers stock, ETF and mutual fund screeners.

Stockpickr.com

Stockpickr.com debuted in February 2007 as one of the first Web sites to combine financial content and social networking. The site boasts Web 2.0 capabilities, enabling it to become very popular among Web users in its first few months after launch. Time.com, the online site of Time Magazine, named Stockpickr.com one of the top Web sites in 2007. Stockpickr.com introduced new features throughout the year, including Stockblogr, the first search engine devoted to content on financial blogs, and Stockpickr Answers, a forum where the site’s readers have their questions answered by an investment professional. Stockpickr.com was redesigned in November to create an enhanced visitor experience and additional advertising and sponsorship opportunities. The new site facilitates more seamless content integration with TheStreet.com and supports user generated video content.

BankingMyWay.com

BankingMyWay.com is a Web site that enables readers to find the most competitive rates locally and nationally for a myriad of banking products, including CDs, checking and money market accounts, savings accounts, mortgages, and home equity and auto loans. BankingMyWay.com also contains articles that highlight the latest in banking products, as well as a wide menu of calculators that readers find necessary and engaging. The calculators on BankingMyWay.com assist readers with everything from figuring the maximum monthly mortgage payment they can afford to estimating the amount of monthly income their retirement account is likely to provide.

MainStreet.com

Launched in early 2008, MainStreet.com is a Web site that presents original entertainment and celebrity news articles that illustrate a relevant personal finance topic. The multimedia editorial content is divided into sections corresponding with distinct life stages: “Beginnings,” such as weddings or a first job; “Endings,” a divorce or the loss of a job; “Windfalls,” an inheritance or a winning lottery ticket, and “Challenges,” an unexpected bill from the Internal Revenue Service or caring for an aging parent. MainStreet.com is the online place where money and life intersect and provides numerous sponsorship opportunities for advertisers who seek an audience interested in personal finance content within a dynamic environment. The site also features MainStreet.com TV, which contains original segments on news, celebrities and money.

Email Newsletters

We offer several free newsletters, including daily and weekly market bulletins, recaps from TheStreet.com TV and more. These newsletters are available by email to customers who register as members of our Web sites.

Podcasts

TheStreet.com’s first podcast, “The Real Story,” debuted September 1, 2006. A 20-minute podcast hosted by TheStreet.com research analyst Frank Curzio, “The Real Story” covers the top stories of the trading day, often featuring market experts as guests to provide additional analysis of the day’s events. “The Real Story” is available for download on the TheStreet.com and RealMoney Web sites and through Apple, Inc.’s iTunes store.

Interactive Marketing Services

Promotions.com is a leading provider of online and mobile custom interactive solutions for advertisers, marketers and content publishers. Promotions.com creates and develops Web sites, digital commerce solutions, and implements interactive promotions for some of the world’s largest brands. Promotions.com is a full-service agency that delivers services on a fixed fee, retainer and time & materials basis. Promotions.com also provides the Company with the capabilities to deliver advertising solutions that our advertisers are increasingly seeking, as well as a robust technology platform that will provide the technology infrastructure for our growing network of Web sites and support the integration of future acquisitions.

Paid Services

Subscription Services

The Company offers a variety of paid subscription services through two platforms: Web sites and email newsletters.

Our two subscription Web sites are RealMoney, which provides real-time investing ideas, trading strategies, technical analysis and expert market commentary from more than 60 analysts and traders, and RealMoney Silver, a compilation of three email subscription services and the commentary from RealMoney. The three services included in RealMoney Silver are Action Alerts PLUS, TheStreet.com Stocks Under $10, and TheStreet.com Value Investor. RealMoney Silver also contains the exclusive commentary of Doug Kass, a long-time contributor to TheStreet.com and a hedge fund manager.

The company produces nine subscription email newsletters. They are: Action Alerts PLUS, the stock picks and portfolio strategies of well-known markets commentator James J. Cramer; TheStreet.com Stocks Under $10, which focuses on stocks priced below $10 a share; TheStreet.com Breakout Stocks, which identifies little-known stocks that appear likely to have sharp, sustained increases in their share prices; TheStreet.com Options Alerts, which focuses on the options market; The Telecom Connection, which focuses solely on the telecom sector; TheStreet.com Top Stocks, which contains stock ideas and technical analysis; TheStreet.com Value Investor, which covers value stocks; The Daily Swing Trade, which contains daily stock trading ideas based upon technical swing trading; and The Dividend Stock Advisor, a model portfolio and analysis of high yield stocks and funds.

Syndication & Licensing

A small portion of our revenue comes from the syndication and licensing of our content to third parties. Most of this revenue comes from the syndication of content from TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds and more than 6,000 stocks. In addition, Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. TheStreet.com Ratings generates syndication revenue by providing ratings and research on more than 6,000 publicly traded companies to a number of large investment banking and brokerage firms that distribute independent research to their retail customers as part of the Global Analyst Research Settlement. In addition, TheStreet.com Ratings also licenses its content to Grey Publishing, a leading independent reference publishing house to print, publish, distribute, market and sell certain TheStreet.com Ratings directories.

Marketing

Consumer Services Sales and Marketing

We pursue a variety of sales and marketing initiatives to sell subscriptions to our premium services, increase traffic to our sites, license our content, expose our brands, and build our customer databases. These initiatives include promoting our services using online and email marketing, establishing content syndication and subscription distribution relationships with leading companies, and engaging in an ongoing public awareness campaign. See “Risk Factors — Difficulties Associated With Our Brand Development May Harm Our Ability to Attract Subscribers to Our Paid Services and Users to Our Advertising Supported Services.”

Online and Email Marketing

We engage in extensive online and email marketing to increase the number of subscribers to our premium services, increase traffic to our Web sites and grow our customer databases. Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third party service providers. We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns. In 2007, these programs consisted primarily of promotional advertising campaigns on search engines, online media networks, financial portals and smaller niche Web sites, and email marketing campaigns.

Content Syndication and Subscription Distribution

We use content syndication and subscription distribution arrangements to capitalize on the cost efficiencies of online delivery and create additional value from content we have already produced for our own publication. By syndicating our content for other leading Web sites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. We also syndicate our content to other leading Web sites that index our headlines on their stock quote result pages, which generates additional traffic to our sites, offering the opportunity for increased advertising revenue and subscription sales. In 2007, we expanded our content syndication relationships with several companies, including Yahoo!, MSN, AOL and Google, to include video from TheStreet.com TV, allowing us to create awareness for our brand, attract additional users to our site and obtain advertising revenue.

We also use subscription distribution arrangements with online financial services firms and other companies. These agreements allow their customers to receive discounts on certain of our premium subscription services or to access our free and premium content, thereby exposing our brands and content to new audiences. See “Risk Factors — Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease Our Subscriber and Reader Base.”

Public Awareness

We seek to raise our visibility and enhance the brand recognition of our services. In March 2005, the CNBC cable television network introduced “Mad Money,” a stock market commentary program hosted by James J. Cramer, markets commentator for TheStreet.com, as well as our co-founder and director. In addition, Mr. Cramer writes a monthly column for New York magazine. The broad reach of our brand promotion through these endeavors has exposed our services to new audiences, helping to increase traffic and subscription opportunities. See “Risk Factors — Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base.”

In 2007, our writers and our stories were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, Bloomberg, The New York Times, The New York Post, Reuters, Dow Jones Newswires, Investor’s Business Daily, The Washington Post, The San Francisco Chronicle, Seattle Times, Newsday, the Associated Press and the Detroit Free Press. Additionally, some of our writers appear on television and radio, including CNBC, CNN, NBC, CBS, MSNBC and Fox Business News. Furthermore, maintaining relationships with such companies as Microsoft, Yahoo!, AOL and Google to distribute our content helps increase visibility of our brand and our individual contributors.

Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Web sites focused on business, personal finance, or investing, such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com (Dow Jones), The Motley Fool, BankRate.com and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance;
•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC and the Fox Business Channel;
•	investment newsletter publishers, such as Phillips Publishing and Agora Publishing; and
•	established ratings services, such as Standard & Poors, Morningstar, Inc., Lipper and A.M. Best.

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

Infrastructure, Operations & Technology

The Company’s main technological infrastructure consists of proprietary content-management, subscription management, Ratings models, and eCommerce systems, which are hosted primarily at a facility of Savvis Communications Corporation (“Savvis”) in Jersey City, New Jersey. The Company’s Promotions.com business is hosted at several datacenters throughout the country, including Equinix in Newark, New Jersey, Equinix in Chicago, Illinois and CoSentry in Belleview, Nebraska. Our operations are dependent in part on our ability, and that of our various hosting facilities, to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See “Risk Factors — System Failure or Interruption May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation.”

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

Our Promotions.com business employs a proprietary platform for running all aspects of an online sweepstake, contest, game of chance or other interactive promotions. In addition, Promotions.com provides shared and dedicated hosting services for individual client applications.

Intellectual Property

To protect our rights to intellectual property, we rely on a combination of trademark, copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, and other business partners. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Additionally, we periodically monitor Internet message boards and other Web sites for copyrighted content that has been republished without our permission and aggressively pursue both the poster and any Internet service provider or other forum provider. To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third party infringement claims. Some of our services incorporate licensed third-party technology. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot provide assurance that the foregoing provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition. See “Risk Factors — We May Not Adequately Protect Our Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others.”

Employees

As of December 31, 2007, the Company had 349 employees. The Company has never had a work stoppage and none of its employees is represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly owned companies, as well as laws and regulations applicable to businesses generally. Since 2001, the Company’s activities have evolved to include the offering of stand-alone services providing impersonal investment advice such as stock and investment strategy recommendations to subscribers, in contrast to providing such advice as part of a larger online financial publication of more general and regular circulation. As a result, in 2002 TheStreet.com, Inc. registered with the SEC as an investment advisor under the Investment Advisers Act of 1940 (the “Advisers Act”) and is now subject to the Advisers Act and the rules and regulations thereunder, which impose, among other things, various recordkeeping, reporting and disclosure requirements. See “Risk Factors — We Face Government Regulation and Legal Uncertainties.”

We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with Web-based activities has become more aggressive, and it is expected that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business. See “Risk Factors — We Face Government Regulation and Legal Uncertainties.”

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

Although we generated net income for the full year of 2007, you should not rely on the results for those periods as an indication of future performance. We may not be cash flow positive or generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our common stock is likely to decline.

A significant portion of our subscription revenue is generated by James J. Cramer and other key writers

We strive to differentiate our services from those provided by other finance focused products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While we believe that the success of our publications is dependent in part upon our brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenue. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer, who in August 2005 entered into a new employment agreement which was set to expire on December 31, 2007. Mr. Cramer’s employment agreement was extended on the same terms through February 15, 2008. Mr. Cramer’s agreement was again extended on the same terms through April 15, 2008 to accommodate the parties’ negotiation of a definitive agreement. There can be no assurances that a satisfactory agreement can be reached. Additionally, we can make no assurances that these programs will enable us to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our publications. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

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

In 2007, our top five advertisers accounted for approximately 28% of our total advertising revenue, a decrease from 34% for 2006. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Investment of the company’s cash carries risks

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions and performs periodic evaluations of the relative credit standing of these institutions. However, no assurances can be made that the third party institutions will retain acceptable credit ratings or investment practices. Investment decisions of third parties and market conditions may adversely affect the Company’s cash balances and financial condition.

We face intense competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Web sites focused on business, personal finance, or investing, such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com (Dow Jones), The Motley Fool, BankRate.com and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance;
•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC and the Fox Business Channel;
•	investment newsletter publishers, such as Phillips Publishing and Agora Publishing; and
•	established ratings services, such as Standard & Poors, Morningstar, Inc., Lipper and A.M. Best.

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

Management of growth and acquisition risks

The Company has experienced rapid growth due to recent acquisitions. The Company believes that this growth may strain operational, human and financial resources. In order to manage internal growth, the

Company must continue to improve its operating and administrative systems and to attract and retain qualified management, professional, and technical operating personnel. Failure to manage growth effectively could have a material adverse effect on the Company’s business.

The Company reviews acquisition opportunities in the ordinary course of its business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management’s attention from other business concerns. In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company. There can be no assurance that the Company’s acquisitions will be successfully integrated into the Company’s operations. In addition, there can be no assurance that the Company will complete any future acquisitions or that acquisitions will contribute favorably to the Company’s operations and financial condition.

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

Our Ratings models, purchased from Weiss Ratings, were written in legacy technologies that do not have robust backup or recovery provisions. The ongoing production of valid ratings data is based upon the successful continued migration of these legacy systems to more robust and current systems. The hardware platforms upon which these applications run have been migrated to more modern equipment within our multi-redundant hosting facilities; however, many of the core application code remains in production. Migration of such complex applications is time consuming, resource intensive and can pose considerable risk.

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

Failure to establish and maintain successful strategic relationships with other companies could decrease our subscriber and reader base

We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo! and America Online, which indexes our headlines and hosts our content including our video offerings, and CNBC, which telecasts James Cramer’s “Mad Money” television program, have been important components of our effort to enhance public awareness of our brands. There is intense competition for relationships with these firms and for content placement on their Web sites and for distribution of our audio and video content, and we may have to pay significant fees to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our Web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

Difficulties associated with our brand development may harm our ability to attract subscribers to our paid services and users to our advertising supported services

We believe that maintaining and growing awareness about our services is an important aspect of our efforts to continue to attract users. Our new services do not have widely recognized brands, and we will need to increase awareness of these brands among potential users. Our efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to our marketing efforts or advertising campaigns. Accordingly, we can make no assurances that such efforts will be successful in raising awareness of our brands or in persuading potential users to subscribe to or use our services.

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

We may not adequately protect our own intellectual property and may incur costs to defend against, or face liability for, intellectual property infringement claims of others

To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. Additionally, we periodically monitor Internet message boards and other Web sites for copyrighted content that has been republished without our permission. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. We have registered several trademarks in the United States and also have pending U.S. applications for other trademarks. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. In addition, although we believe that our proprietary rights do not infringe on the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them. We incorporate licensed third-party technology in some of our services. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed software infringes any patent or other proprietary right. We cannot assure you that these provisions will be adequate to protect us from infringement claims. Protecting our intellectual property rights, or defending against infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

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

Securities Industry Regulation.  Our activities include, among other things, the offering of stand-alone services providing stock recommendations and analysis to subscribers. In 2002 we registered with the SEC as an investment advisor under the Investment Advisers Act of 1940. The securities industry in the United States is subject to extensive regulation under both federal and state laws. A failure to comply with regulations applicable to securities industry participants could materially and adversely affect our business, results of operations and financial condition.

Investment advisors such as TheStreet.com are subject to SEC regulations covering all aspects of the operation of their business, including, among others:

•	advertising and marketing,
•	record-keeping,
•	conduct of directors, officers and employees, and
•	supervision of advisory activities.

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

Regulation of Sweepstakes and Promotions. Our activities include, among other things, conducting online sweepstakes and contests for clients of our interactive marketing services. We comply with all sweepstakes, contest and bonding requirements as specified under various state laws. However, promotions law is subject to variation in regulation from state to state and new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could have a material adverse effect on our business, results of operations and financial condition.

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

In November 2007, the Company issued to and sold to TCV VI, L.P. and TCV Member Fund, L.P., for an aggregate purchase price of approximately $55 million, a total of 5,500 shares of Series B Convertible Preferred Stock and warrants to purchase 1,157,083 shares of Common Stock at an exercise price of $15.69 per share. The holders of the Series B Preferred Stock have certain rights that may further concentrate the ownership and degree of influence over our management and affairs. Those holders have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. In addition, so long as 2,200 shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to appoint one person to the Company’s board of directors.

Anti-takeover provisions could prevent or delay a change of control

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our stockholders.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York City, New York. Our interactive marketing services and internal technology services primarily reside in approximately 10,000 square feet in an office building at 29 West 38th Street in New York City, New York. Our West Coast bureau has two locations. The southern California facility is located in approximately 265 square feet of office space in Santa Monica, California and the northern California facility is located in approximately 1,870 square feet of office space in San Francisco, California. Regional locations of our wholly owned subsidiaries include: TheStreet.com Ratings, Inc., which occupies 5,220 square feet of office space in Jupiter, Florida, as well as approximately 2,000 square feet of office space in Boston, Massachusetts; Promotions.com LLC, which maintains regional offices in both Chicago, Illinois and Omaha, Nebraska occupying approximately 1,764 square feet and 1,784 square feet respectively; and Bankers Financial Products Corporation (d/b/a RateWatch) and BankingMyWay.com LLC which together occupy approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin.

Our communications and network infrastructure is hosted at several datacenters throughout the country including Savvis in Jersey City, New Jersey, Equinix in Newark, New Jersey, Network Access Corporation in Parsippany, New Jersey, Equinix in Chicago, Illinios and CoSentry in Belleview, Nebraska.

Item 3. Legal Proceedings.

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the District (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

The Company and the other issuer defendants would assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the district court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals, although the plaintiffs have indicated their intent to withdraw the appeal in light of recent events, detailed below. The Company and the other issuer defendants would also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs would receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class would recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3 to 4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) would be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment would be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs would release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers would receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) would be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

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

In light of the termination of the settlement, Plaintiffs subsequently submitted Second Amended Complaints for each of the class certification focus cases including the Amended Master Allegations and then moved for certification of the redefined classes identified in their Second Amended Complaints. In response, Defendants moved to dismiss Plaintiffs’ Second Amended Complaints on November 13, 2007. On December 21, 2007 Plaintiffs filed an Opposition to Defendants’ Motion to Dismiss the Second Amended Complaints. On January 28, 2008, Defendants filed a reply brief in further support of their Motion to Dismiss Plaintiffs’ Second Amended Complaints. The court has not yet ruled on the pending motion.

We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on the Nasdaq Global Market under the symbol TSCM since our initial public offering on May 11, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq Global Market.

	Low	High
2006
First quarter	$6.59	$8.42
Second quarter	$7.26	$12.82
Third quarter	$9.35	$13.06
Fourth quarter	$8.32	$12.37
2007
First quarter	$8.23	$12.27
Second quarter	$10.10	$12.05
Third quarter	$9.78	$13.26
Fourth quarter	$11.95	$16.57

On March 11, 2008, the last reported sale price for our Common Stock was $8.65 per share.

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock from December 31, 2002 through December 31, 2007 with the cumulative total return on the Nasdaq Composite Index and a self-constructed industry-specific peer group (1). The performance graph is based upon closing prices on December 31st of each year other than 2006, which is based on the closing price on December 29, 2006, the last trading day before December 31, 2006. The comparison assumes $100 was invested on December 31, 2002 in the Company’s common stock and in each of the foregoing indices and does not assume reinvestment of dividends. The closing price of the Company’s common stock on December 31, 2002 was $2.93.

Relative Stock Performance

(1)	The peer group consists of the following companies: Bankrate, Inc., Cnet Networks, Inc., Yahoo! Inc., The Knot, Inc. and Move, Inc.

Holders

The number of holders of record of our Common Stock on March 11, 2008 was 264, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

On December 31, 2007, the Company paid its fourth quarterly cash dividend of $0.025 per share on its Common Stock, to shareholders of record at the close of business on December 17, 2007. This dividend totaled approximately $0.8 million. Additionally, the Company accrued dividends totaling approximately $0.1 million on its convertible preferred stock, which was then paid in January 2008. For the year ended December 31, 2007, dividends paid totaled approximately $2.9 million, as compared to approximately $2.7 million for the year ended December 31, 2006. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2007.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 – 31, 2007	—	$—	—	$2,678,878
November 1 – 30, 2007	—	$—	—	$2,678,878
December 1 – 31, 2007	—	$—	—	$2,678,878
Total	—	$—	—	$2,678,878

*	In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenue:
Paid services	$38,421	$35,442	$24,221	$23,684	$19,692
Marketing services	26,985	15,447	9,523	7,066	5,602
Total revenue	65,406	50,889	33,744	30,750	25,294
Operating expense:
Cost of services	25,559	18,450	12,727	11,843	11,421
Sales and marketing	12,209	9,616	7,264	8,019	6,263
General and administrative	12,216	10,674	8,177	7,082	6,549
Depreciation and amortization	2,528	1,089	674	656	2,176
One-time lease termination costs	—	—	—	393	—
Noncash compensation	—	—	—	—	321
Asset recovery	—	—	—	(500)	—
Total operating expense	52,512	39,829	28,842	27,493	26,730
Operating income (loss)	12,894	11,060	4,902	3,257	(1,436)
Net interest income	2,476	2,037	853	362	361
Income (loss) from continuing operations before income taxes	15,370	13,097	5,755	3,619	(1,075)
Benefit (provision) for income taxes	15,694	(261)	(5)	—	—
Income (loss) from continuing operations	31,064	12,836	5,750	3,619	(1,075)
Discontinued operations:(*)
Loss from discontinued operations	—	—	(3,075)	(5,808)	(2,964)
(Loss) income on disposal of discontinued operations	(13)	32	(2,429)	—	—
(Loss) income from discontinued operations	(13)	32	(5,504)	(5,808)	(2,964)
Net income (loss)	31,051	12,868	246	(2,189)	(4,039)
Preferred stock deemed dividends	1,803	—	—	—	—
Preferred stock cash dividends	96	—	—	—	—
Preferred stock dividends	1,899	—	—	—	—
Net income (loss) attributable to common shareholders	$29,152	$12,868	$246	$(2,189)	$(4,039)
Cash dividends paid on common shares	$2,932	$2,737	$—	$—	$—
Basic net income (loss) per share:
Income (loss) from continuing operations	$1.08	$0.48	$0.23	$0.15	$(0.05)
Loss from discontinued operations	—	—	(0.12)	(0.24)	(0.12)
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.10)	—	—
(Loss) income from discontinued operations	(0.00)	0.00	(0.22)	(0.24)	(0.12)
Net income (loss)	1.08	0.48	0.01	(0.09)	(0.17)
Preferred stock dividends	(0.07)	—	—	—	—
Net income (loss) attributable to common shareholders	$1.01	$0.48	$0.01	$(0.09)	$(0.17)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$1.06	$0.47	$0.22	$0.14	$(0.04)
Loss from discontinued operations	—	—	(0.12)	(0.22)	(0.12)
(Loss) income from disposal of discontinued operations	(0.00)	0.00	(0.09)	—	—
(Loss) income from discontinued operations	(0.00)	0.00	(0.21)	(0.22)	(0.12)
Net income (loss)	1.06	0.47	0.01	(0.08)	(0.16)
Preferred stock dividends	(0.07)	—	—	—	—
Net income (loss) attributable to common shareholders	$0.99	$0.47	$0.01	$(0.08)	$(0.16)
Weighted average basic shares outstanding	28,830	27,014	24,953	24,529	23,864
Weighted average diluted shares outstanding	29,388	27,546	26,165	26,068	25,819

	December 31,
	2007	2006	2005	2004	2003
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and short term investments	$79,748	$46,555	$34,014	$32,084	$28,471
Working capital	75,102	33,797	22,059	19,052	18,984
Total assets	176,435	64,570	43,105	40,077	37,197
Long-term obligations, less current maturities	90	—	22	258	277
Total stockholders’ equity	152,462	44,191	27,441	25,383	25,987

(*)	In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

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

Non-GAAP Financial Measure

To supplement the Company’s financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use the non-GAAP measure of “EBITDA”. EBITDA is adjusted from results based on GAAP to exclude interest, taxes, depreciation and amortization. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels. This measure should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. The non-GAAP measure included in this Form 10-K has been reconciled to the nearest GAAP measure.

Overview

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including Web sites, email services, print publications and video programming. We also syndicate our content for distribution by other media companies.

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. TheStreet.com, Inc. went public in May 1999 and trades under the ticker symbol TSCM on the Nasdaq Global Market.

Since its inception, the Company has expanded its network, through acquisitions and internal initiatives, to engage a larger audience of consumers. Through our expanding network, we further establish our properties as sought-after destinations for advertisers who seek to reach our influential audience.

Our goal is to meet consumer and advertiser demands while becoming the leading independent destination web site where issues related life and money intersect by providing:

•	A broader range of content to our audience, including real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

In August 2006, we acquired the assets of Weiss Ratings, Inc. (“Ratings”), which provides independent ratings and evaluations of mutual funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. We have rebranded the business as TheStreet.com Ratings, and integrated its content into our free online offerings.

In January 2007, the Company acquired a 49.9% joint venture interest in Stockpickr.com, a free Web site with Web 2.0 offerings that combines financial and investing content with social networking. In April 2007, we acquired the remaining 50.1% stake in Stockpickr.com. By year-end, Stockpickr had more than 800 professional portfolios and more than 130,000 portfolios posted from individual investors.

In August 2007, the Company acquired Corsis Technology Group II LLC (“Corsis Technology Group”), a leading provider of online and mobile custom interactive solutions for advertisers, marketers and content publishers. The acquisition included Promotions.com, a full-service online agency that implements interactive promotions for some of the world’s largest brands. Promotions.com creates and develops Web sites, digital commerce, and platforms for third parties and provides the Company with the capabilities to deliver the solutions that its advertisers demand. Subsequent to the completion of the acquisition, the Company consolidated Corsis Technology Group under the Promotions.com brand, reflecting our expectation of the growth opportunity in the interactive marketing and promotions business.

In November 2007, the Company acquired Bankers Financial Products Corp., including BankingMyWay (www.BankingMyWay.com) and RateWatch (www.Rate-Watch.com). Established in 1999, RateWatch is one of the nation’s largest providers of pricing solutions for banks and credit units. RateWatch tracks more than 70,000 financial institutions (including branches) and has more than 5,500 banks and financial institutions subscribing to its services. BankingMyWay.com is a free Web site that leverages that data from RateWatch to enable consumers to conduct free searches to find the best banking rates for CDs, savings accounts, interest checking and money market accounts, mortgages, and home equity and auto loans.

In November, we received an investment of $55 million from Technology Crossover Ventures (TCV), a leading provider of growth capital to late-stage private and public companies. The $55 million investment represents the purchase of convertible preferred stock and warrants to purchase shares of common stock. The Company will use this investment to, among other things, further expand its network through acquisitions.

The Company undertook two major internal initiatives in 2007. First, a complete redesign of TheStreet.com was completed in early 2008, culminating more than a year of effort delivering a more dynamic environment for our readers and advertisers.

The Company also began the development of MainStreet.com in 2007, a free site that features general news articles with a tie to a personal finance topic. The genesis for MainStreet.com was sparked by advertiser demand for personal finance content and the Company’s desire to expand its audience to a new group of readers beyond its traditional business and finance category. MainStreet.com launched in February 2008.

In 2007, the Company’s paid services revenue comprised 59% of total revenue, compared to 70% in 2006. However, we believe that the growth opportunity on the free, advertising supported side of the business is far greater than that on the paid services side. In 2007 marketing services revenue comprised 41% of total revenue, compared to 30% in 2006. We anticipate a continued shift in our revenue mix toward increased marketing services revenue as we pursue our strategy to attract a larger, consumer audience to our expanding array of content, and monetize that content through the increasingly sophisticated interactive marketing and promotional campaigns advertisers demand through our Promotions.com business.

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

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized $287,827, $37,963, and $19,605, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the year ended December 31, 2007, the Company capitalized Web site development costs totaling $2,824,784. For the years ended December 31, 2006 and 2005, the Company did not capitalize any Web site development costs. Most of the costs capitalized during the year ended December 31, 2007 involve projects that are expected to become functional in early 2008. As a result, amortization expense has not been recorded for these capitalized costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was $41,708, $84,849 and $134,991, for the years ended December 31, 2007, 2006 and 2005, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, computer software and telephone equipment, and five years for furniture and fixtures. Capitalized software and Web site development costs can vary based upon the project). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite useful lives will continue to be amortized over their estimated useful lives (but with no maximum life).

Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based upon annual impairment tests as of October 31, 2007, and September 30, 2006 and 2005, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Investment of the Company’s Cash

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions and performs periodic evaluations of the relative credit standing of these institutions. However, no assurances can be made that the third party institutions will retain acceptable credit ratings or investment practices.

Credit Risks of Customers and Business Concentrations

The Company’s customers are primarily concentrated in the United States and the Company carries accounts receivable balances. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the years ended December 31, 2007, 2006 and 2005, the Company’s top five advertisers accounted for approximately 28%, 34% and 33%, respectively, of its total advertising revenue. For the years ended December 31, 2007 and 2005, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% for the year ended December 31, 2006.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). The consolidated statements of operations for the year ended December 31, 2005 only reflects the impact of SFAS No. 123(R) for the period October 1, 2005 to December 31, 2005. Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007, 2006 and 2005 were $2,115,599, $1,753,429 and $332,175, respectively. As of December 31, 2007, there was approximately $3.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.02 years.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the year ended December 31, 2007 was $4.15, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding three and one half years, which is equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Expected option lives	3.5 years
Expected volatility	46.56%
Risk-free interest rate	4.62%
Expected dividends	0.94%

The impact of stock-based compensation expense has been significant to reported and pro forma results of operations and per share amounts (see Note 1 to Notes to Consolidated Financial Statements). The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model and includes several assumptions, including the risk-free interest rate and the expected volatility of the Company’s common stock price. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2007 would increase by approximately $33,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2007 would increase by approximately $174,000. Because options are expensed over up to three years from the date of grant, the foregoing estimated increases include potential expense for options granted during the years ended December 31, 2007, 2006, 2005, and 2004. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), the weighted average of such variable for all grants issued in a given year was used.

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and –without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

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

In light of the termination of the settlement, Plaintiffs subsequently submitted Second Amended Complaints for each of the class certification focus cases including the Amended Master Allegations and then moved for certification of the redefined classes identified in their Second Amended Complaints. In response, Defendants moved to dismiss Plaintiffs’ Second Amended Complaints on November 13, 2007. On December 21, 2007 Plaintiffs filed an Opposition to Defendants’ Motion to Dismiss the Second Amended Complaints. On January 28, 2008, Defendants filed a reply brief in further support of their Motion to Dismiss Plaintiffs’ Second Amended Complaints. The court has not yet ruled on the pending motion.

We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Results of Operations

Through June 2005 the Company operated its business in two segments, electronic publishing and securities research and brokerage. During that period, certain functions necessary to operate the Company’s securities research and brokerage segment, including administrative, financial, legal and technology functions, were handled by the Company’s electronic publishing operations — currently the sole operating segment. Expenses related to the performance of these functions were allocated to the discontinued segment based upon a services agreement. In June 2005, the operations of the Company’s securities research and brokerage segment were discontinued, and no further allocations have been made. Costs allocated to the discontinued segment totaled $1,251,083 for the year ended December 31, 2005.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Net Revenue

	For the Year Ended December 31,				Percent Change
	2007	(*)	2006	(*)
Revenue:
Paid services	$38,421,393	59%	$35,441,457	70%	8%
Marketing services	26,984,637	41%	15,447,378	30%	75%
Total revenue	$65,406,030	100%	$50,888,835	100%	29%

(*)	Percent of total revenue

Paid Services

	For the Year Ended December 31,		Percent Change
	2007	2006
Paid services:
Subscription	$34,119,565	$33,514,590	2%
Syndication, licensing and information services	4,301,828	1,926,867	123%
Total	$38,421,393	$35,441,457	8%

We believe the growth in subscription revenue, the primary component of paid services, is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through the television program hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. Additionally, we added new subscribers as a result of our acquisition of Bankers Financial Products Corporation during November 2007 and TheStreet.com Ratings during August 2006, which contributed to the growth in our subscription revenue as compared to the prior year period.

The increase in Syndication, licensing and information services revenue is primarily the result of a full year of revenue received from the syndication of independent research from Ratings, as compared to five months in 2006 subsequent to the acquisition of Weiss Ratings in August 2006, as well as from the information services revenue received from the operations of Bankers Financial Products since its acquisition in November 2007.

For the year ended December 31, 2007, approximately 71% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 65% for the year ended December 31, 2006. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2007 and 2006.

Marketing Services

	For the Year Ended December 31,		Percent Change
	2007	2006
Marketing services:
Advertising	$21,985,441	$15,447,378	42%
Interactive marketing services	4,999,196	—	N/A
Total	$26,984,637	$15,447,378	75%

Advertising revenue for the year ended December 31, 2007, increased by 42% when compared to the year ended December 31, 2006. The increase is primarily attributable to the effective monetization of a 32% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the year ended December 31, 2006. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 44% of total advertising revenue in the year ended December 31, 2007, as compared to 27% in the year ended December 31, 2006. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

The number of advertisers for the year ended December 31, 2007 was 186 as compared to 148 for the year ended December 31, 2006. The Company’s top five advertisers accounted for approximately 28% of its total advertising revenue for the year ended December 31, 2007, as compared to approximately 34% for the year ended December 31, 2006. For the year ended December 31, 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% of total advertising revenue during the year ended December 31, 2006.

The increase in marketing services revenue also reflects incremental interactive marketing services revenue associated with Promotions.com since its acquisition on August 2, 2007.

Operating Expense

	For the Year Ended December 31,		Percent Change
	2007	2006
Operating expense:
Cost of services	$25,559,409	$18,450,110	39%
Sales and marketing	12,208,648	9,616,491	27%
General and administrative	12,215,797	10,673,705	14%
Depreciation and amortization	2,528,042	1,088,679	132%
Total operating expense	$52,511,896	$39,828,985	32%

Cost of services.  As a percentage of revenue, cost of services expense was 39.1% for the year ended December 31, 2007, as compared to 36.3% for the year ended December 31, 2006. This increase is in part due to an investment in additional editorial and video staff to increase production of stories and video in areas where we could not meet advertising demand. We believe that these investments have contributed to increased advertising revenue and will deliver stronger gross margins in future periods. In addition, this increase was related to the impact of the acquisition of Promotions.com.

The increase in absolute dollars during the period was largely the result of increased compensation and related costs totaling approximately $5.2 million, of which approximately $2.0 million was incurred within our Ratings, editorial and video staffs related to the creation of additional content to drive increased advertising revenue. Additionally, the Company experienced increases in hosting, computer maintenance and data costs as well as Ratings fulfillment related expenses, the sum of which totaled approximately $1.4 million. The increased expense also reflects incremental costs associated with the operations of Promotions.com, TheStreet.com Ratings, Stockpickr and Bankers Financial Products since the dates of their acquisitions.

Sales and marketing.  As a percentage of revenue, sales and marketing expense was 18.7% for the year ended December 31, 2007, as compared to 18.9% in the year ended December 31, 2006. This decrease is primarily attributable to the recently acquired Promotions.com and Bankers Financial Products businesses, both of which have historically invested minimal amounts in sales and marketing activities. This was partially offset by our investment in additional headcount in our advertising sales team in the first quarter of 2007, which has driven additional advertising revenue during the year, as well as expanded promotional efforts to drive advertising revenue growth, free-trial subscriptions to our products and to expose our brands and build our customer databases. The advertising programs consist of promotional campaigns on search engines, online media networks, financial portals and smaller niche Web sites, subscription marketing and distribution arrangements and email marketing campaigns.

The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher headcount and compensation and related costs, totaling approximately $1.2 million, to drive the Company’s revenue growth, combined with increased advertising and promotion costs and consulting fees, the sum of which totals approximately $1.4 million. The increased expense also reflects incremental costs associated with the operations of Promotions.com, TheStreet.com Ratings and Bankers Financial Products since the dates of their acquisitions.

General and administrative.  As a percentage of revenue, general and administrative expense was 18.7% in the year ended December 31, 2007, as compared to 21.0% in the year ended December 31, 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure.

The increase in absolute dollars during the period was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, occupancy costs, expenses associated with management and analysis tools for our growing network of Web sites, and increased professional fees, the sum of which totals approximately $1.5 million. The increased expense also reflects incremental costs associated with the operations of Promotions.com, Bankers Financial Products, TheStreet.com Ratings and Stockpickr since the dates of their acquisitions.

Depreciation and amortization.  As a percentage of revenue, depreciation and amortization expense was 3.9% in the year ended December 31, 2007, as compared to 2.1% in the year ended December 31, 2006. This increase is largely attributable to amortization of intangible assets related to the Ratings, Promotions.com, Bankers Financial Products and Stockpickr acquisitions, the total of which is approximately $1.1 million, combined with higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Year Ended December 31,		Percent Change
	2007	2006
Net interest income	$2,476,266	$2,037,496	22%

The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

Discontinued Operations

	For the Year Ended December 31,		Percent Change
	2007	2006
(Loss) income on disposal of discontinued operations	$(12,829)	$32,321	N/A

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	December 31, 2007	December 31, 2006
Current liabilities	$232,242	$222,425

Net Income

Net income for the year ended December 31, 2007 totaled $31,050,910, or $1.08 per basic and $1.06 per diluted share, compared to $12,868,447, or $0.48 per basic and $0.47 per diluted share for the year ended December 31, 2006.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2007 totaled $15,591,523, as compared to EBITDA of $12,342,350 for the year ended December 31, 2006. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s Net Income and various cash flow measures (e.g., Cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Year Ended December 31,
	2007	2006
Net income	$31,050,910	$12,868,447
Less net interest income	(2,476,266)	(2,037,496)
Add taxes	(15,511,163)	422,720
Add depreciation and amortization	2,528,042	1,088,679
EBITDA	$15,591,523	$12,342,350

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Net Revenue

	For the Year Ended December 31,				Percent Change
	2006	(*)	2005	(*)
Revenue:
Paid services	$35,441,457	70%	$24,221,239	72%	46%
Marketing services	15,447,378	30%	9,522,835	28%	62%
Total revenue	$50,888,835	100%	$33,744,074	100%	51%

(*)	Percent of total revenue

Paid Services

	For the Year Ended December 31,		Percent Change
	2006	2005
Paid services:
Subscription	$33,514,590	$23,070,259	45%
Syndication and licensing	1,926,867	1,150,980	67%
Total	$35,441,457	$24,221,239	46%

Subscription.  The increase in subscription revenue is primarily the result of a 29% increase in the average number of paid subscriptions to the Company’s services during the year ended December 31, 2006, as compared to the year ended December 31, 2005. Since subscription revenue is recognized ratably over the subscription period, the increased subscriber totals have also resulted in an increase of 28% in deferred revenue at December 31, 2006 as compared to December 31, 2005. We believe this growth is due largely to our success in (i) increasing overall traffic to our Web sites by signing new agreements and expanding existing relationships with large, high-traffic portal and search engine companies, (ii) promoting our brands, products and services through television and (until December 2006) radio programs hosted by contributor James J. Cramer, and (iii) generating interest in our paid subscription services with expanded content offerings, including video and podcasts, personal finance and investor education content and lifestyle-oriented content. We also believe that strong trading volume and stock market performance during much of the previous 12 months resulted in increased numbers of investors seeking the type of investment information that the Company offers. Additionally, subscription revenue for the year ended December 31, 2006 includes the operations of TheStreet.com Ratings since the Ratings acquisition on August 7, 2006.

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

Syndication and licensing.  The increase in syndication and licensing revenue is primarily the result of revenue received from the syndication of independent research from Ratings by certain of the investment banks involved in the global analyst research settlement, partially offset by a decrease in revenue related to the Company’s nationally syndicated daily radio program. The net effect of the foregoing accounted for $755,394 of the $775,887 total increase.

Marketing Services

	For the Year Ended December 31,		Percent Change
	2006	2005
Marketing services:
Advertising	$15,447,378	$9,522,835	62%
Interactive marketing services	—	—	N/A
Total	$15,447,378	$9,522,835	62%

Advertising.  The increase in advertising revenue is attributable primarily to the attractiveness of our expanded personal finance, lifestyle and video content offerings and our success in implementing marketing relationships with other high-traffic Web sites. These factors resulted in a 46% increase in the average number of monthly unique visitors to the Company’s Web when compared to the year ended December 31, 2005. These factors, as well as the continued shift of advertising spending from traditional media to online advertising, in turn led to a 29% increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

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

Operating Expense

	For the Year Ended December 31,		Percent Change
	2006	2005
Operating expense:
Cost of services	$18,450,110	$12,727,057	45%
Sales and marketing	9,616,491	7,264,114	32%
General and administrative	10,673,705	8,176,442	31%
Depreciation and amortization	1,088,679	673,967	62%
Total operating expense	$39,828,985	$28,841,580	38%

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

Net Interest Income

	For the Year Ended December 31,		Percent Change
	2006	2005
Net interest income	$2,037,496	$852,676	139%

The increase in net interest income is primarily the result of increased cash balances combined with higher interest rates.

Discontinued Operations

	For the Year Ended December 31,		Percent Change
	2006	2005
Loss from discontinued operations	$—	$(3,075,402)	100%
Income (loss) on disposal of discontinued operations	32,321	(2,428,746)	N/A
Income (loss) from discontinued operations	$32,321	$(5,504,148)	N/A

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

The fair market values of the remaining assets and liabilities of the discontinued operation are as follows:

	December 31, 2006	December 31, 2005
Current assets	$—	$3,200
Current liabilities	$222,425	$279,930

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

Earnings Before Interest, Taxes Depreciation and Amortization

Earnings before interest, taxes depreciation and amortization (“EBITDA”) for the year ended December 31, 2006, totaled $12,342,350 compared to EBITDA of $393,355 for the year ended December 31, 2005. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s Net Income and various cash flow measures (e.g., Cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Year Ended December 31,
	2006	2005
Net income	$12,868,447	$246,002
Less net interest income	(2,037,496)	(872,685)
Add taxes	422,720	124,105
Add depreciation and amortization	1,088,679	895,933
EBITDA	$12,342,350	$393,355

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of December 31, 2007, the Company’s cash and cash equivalents and noncurrent restricted cash amounted to $79,747,705, representing 45% of total assets.

Cash generated from operations was sufficient to cover expenses during the year ended December 31, 2007. Net cash provided by operating activities totaled $13,437,984 for the year ended December 31, 2007, as compared to net cash provided by operating activities totaling $15,519,063 for the year ended December 31, 2006. The decrease in net cash provided by operating activities is primarily related to the following:

•	higher annual incentive compensation payments during the year ended December 31, 2007 related to the 2006 fiscal year, as compared to payments made during the year ended December 31, 2006 related to the 2005 fiscal year; and
•	a slow-down in the overall growth of deferred revenue in the year ended December 31, 2007, as compared to the year ended December 31, 2006.

These decreases were partially offset by an increase in the level of noncash expenses.

Net cash provided by operating activities of $13,437,984 for the year ended December 31, 2007 was primarily the result of the Company’s net income combined with noncash expenses, partially offset by an increase in accounts receivable (due to higher advertising revenue) and decreases in accrued expenses (primarily the result of payments related to annual incentive compensation) and deferred revenue (primarily related to a reduction in the number of subscribers to our subscription products).

Net cash used in investing activities of $35,128,727 for the year ended December 31, 2007 was primarily the result of the acquisitions of Bankers Financial Products Corporation, Corsis Technology Group II LLC and the remaining 50.1% of Stockpickr.com, and capital expenditures consisting of capitalized website and software development costs and purchases of computer hardware, leasehold improvements, furniture and fixtures and software.

Net cash provided by financing activities of $54,806,265 for the year ended December 31, 2007 primarily consisted of proceeds from the sale of preferred stock as well as the exercise of stock options, partially offset by cash dividends paid on both common and preferred shares.

The Company has a total of $576,951 of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City. The office leases do not expire within the next 12 months, and the restricted cash is therefore classified as a noncurrent asset.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $5.6 million through December 31, 2008, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.025 per share of common stock during the year ended December 31, 2007, which resulted in a cash expenditure of approximately $2.9 million. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that it serves the best interests of shareholders by most effectively utilizing cash balances.

For the year ended December 31, 2006, the Company recorded full valuation allowance against the deferred tax asset. During the quarter ended September 30, 2007, the valuation allowance was reduced by $16 million, as management concluded that it was more likely than not that the Company would realize the benefits of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount was reflected as a benefit to the current year’s tax provision.

The Company recognized a deferred tax asset of approximately $47 million and $53 million as of December 31, 2007 and 2006, respectively, primarily relating to net operating loss carryforwards of approximately $128 million and $132 million, as of December 31, 2007 and 2006, respectively, available to offset future taxable income through 2025. The net operating loss carryforward as of December 31, 2007 and 2006 includes approximately $19 million and $6 million, respectively, related to windfall tax benefits for which a benefit would be recorded in additional paid in capital when realized. The Company also has a capital loss carryforward of approximately $4 million as of December 31, 2007 and 2006 available to offset future capital gains through 2009.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will not realize all of the benefits of its deferred tax asset as of December 31, 2007, and therefore as a result a partial valuation allowance has been established was at December 31, 2007.

Treasury Stock

As discussed in Note 10 to Notes to Consolidated Financial Statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,876,735, $1,717,158 and $1,575,462 for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in rent and equipment rental expenses was primarily due additional office space resulting from the Ratings, Promotions.com and Bankers Financial Products Corporation acquisitions, changes in operating expense escalations and the allocation to the Company’s discontinued securities research and brokerage segment of expenses totaling $63,181 in the year ended December 31, 2005. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2007, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual Obligations:	Total	2008	2009	2010	2011	2012	After 2012
Operating leases	$4,810,382	$1,750,492	$1,492,763	$480,055	$354,784	$201,671	$530,617
Employment agreements	6,112,413	3,340,292	2,155,454	616,667	—	—	—
Outside contributors	520,791	474,958	45,833	—	—	—	—
Leases payable	173,081	82,976	70,249	19,856	—	—	—
Total contractual cash obligations	$11,616,667	$5,648,718	$3,764,299	$1,116,578	$354,784	$201,671	$530,617

Item 7A. Quantitative and Qualitative Disclosures About Credit and Counterparty Risk.

The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions and performs periodic evaluations of the relative credit standing of these institutions. However, no assurances can be made that the third party institutions will retain acceptable credit ratings or investment practices.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the design and operation of these disclosure controls and procedures were effective. During the annual period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2007 based on those criteria issued by COSO.

The Company’s independent registered public accounting firm, Marcum & Kliegman LLP, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Their report appears on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, as well as outside contributors to its publications. This code is publicly available on the Company’s Web site at http://www.thestreet.com/investor-relations/index.html?detailInclude=IROL-govhighlights. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

Audit Committee Financial Expert

The Board of Directors of the Company has determined that Derek Irwin, the Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K, and that he is independent as defined under applicable Nasdaq listing standards and as required under Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. The following table sets forth certain information, as of December 31, 2007, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,926,354	$6.45	1,316,105*

*	Aggregate number of shares available for grant under TheStreet.com, Inc. 2007 Performance Incentive Plan, which grants may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants. The plan also authorized cash performance awards.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 29, 2008, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
2.	Consolidated Financial Statement Schedules: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1	Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.2	Form of Rights Agreement incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.3	Amendment No. 1 to the Rights Agreement dated August 7, 2000, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 2, 2001.
*4.4	Amendment No. 2 to the Rights Agreement dated November 15, 2007 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.5	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.6	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

Exhibit Number	Description
*10.6	Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.7	Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.8	Employment Agreement, dated August 1, 2005, between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 5, 2005.
*10.9	Letter Agreement dated December 7, 2007 amending the Employment Agreement by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed December 13, 2007.
*10.10	Letter Agreement dated February 11, 2008 amending the Employment Agreement by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed February 19, 2008.
*10.11	Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.12	Employment Agreement, dated March 1, 2003, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2003.
*10.13	Letter Agreement, dated April 29, 2005, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 4, 2005.
*10.14	Letter Agreement, dated March 14, 2006, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-K filed March 16, 2006.
*10.15	Letter Agreement dated March 1, 2007, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2007.
*10.16	Employment Agreement dated July 5, 2006, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2006.
*10.17	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
*10.18	Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.19	Membership Interest Purchase Agreement dated August 2, 2007 by and among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 8, 2007.
*10.20	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 6, 2007.
*10.21	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.

Exhibit Number	Description
*10.22	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
*10.23	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
10.24	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC, as Landlord, and the Company, as Tenant.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company.
23.1	Consent of Marcum & Kliegman LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

*	Previously filed and incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Dated: March 14, 2008	By: /s/ Thomas J. Clarke, Jr. Thomas J. Clarke, Jr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas J. Clarke, Jr. (Thomas J. Clarke, Jr.)	Chief Executive Officer and Chairman of the Board	March 14, 2008
/s/ Eric Ashman (Eric Ashman)	Chief Financial Officer	March 14, 2008
/s/ Richard Broitman (Richard Broitman)	Vice President, Finance	March 14, 2008
/s/ James J. Cramer (James J. Cramer)	Director	March 14, 2008
/s/ Jeffrey Cunningham (Jeffrey Cunningham)	Director	March 14, 2008
/s/ William R. Gruver (William R. Gruver)	Director	March 14, 2008
/s/ Jay Hoag (Jay Hoag)	Director	March 14, 2008
/s/ Derek Irwin (Derek Irwin)	Director	March 14, 2008
/s/ Daryl Otte (Daryl Otte)	Director	March 14, 2008
/s/ Martin Peretz (Martin Peretz)	Director	March 14, 2008
/s/ Jeffrey A. Sonnenfeld (Jeffrey A. Sonnenfeld)	Director	March 14, 2008

THESTREET.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
TheStreet.com, Inc.

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We have also audited the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheStreet.com, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Marcum & Kliegman LLP

New York, New York
March 12, 2008

THESTREET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$79,170,754	$46,055,232
Accounts receivable, net of allowance for doubtful accounts of $242,807 as of December 31, 2007 and $216,077 as of December 31, 2006	11,848,252	6,314,553
Other receivables	512,849	368,496
Deferred taxes	5,800,000	—
Prepaid expenses and other current assets	1,652,608	1,436,618
Total current assets	98,984,463	54,174,899
Property and equipment, net of accumulated depreciation and amortization of $17,493,847 as of December 31, 2007 and $14,420,638 as of December 31, 2006	7,730,922	3,018,132
Other assets	328,117	178,396
Goodwill	40,245,413	4,509,666
Other intangibles, net	18,368,792	2,188,500
Deferred taxes	10,200,000	—
Restricted cash	576,951	500,000
Total assets	$176,434,658	$64,569,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,189,259	$1,165,705
Accrued expenses	5,006,635	6,179,091
Deferred revenue	16,240,008	12,705,038
Current portion of note payable	—	22,146
Other current liabilities	214,654	83,800
Current liabilities of discontinued operations	232,242	222,425
Total current liabilities	23,882,798	20,378,205
Other liabilities	90,105	—
Total liabilities	23,972,903	20,378,205
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding at December 31, 2007 and none issued and outstanding at December 31, 2006; the aggregate liquidation preference as of December 31, 2007 totals $55,096,424	55	—
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,006,137 shares issued and 30,254,137 shares outstanding at December 31, 2007, and 33,606,835 shares issued and 27,854,835 shares outstanding at December 31, 2006	360,061	336,068
Additional paid-in capital	270,752,308	193,556,899
Treasury stock at cost; 5,752,000 shares at December 31, 2007 and December 31, 2006	(9,033,471)	(9,033,471)
Accumulated deficit	(109,617,198)	(140,668,108)
Total stockholders’ equity	152,461,755	44,191,388
Total liabilities and stockholders’ equity	$176,434,658	$64,569,593

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006	2005
Net revenue:
Paid services	$38,421,393	$35,441,457	$24,221,239
Marketing services	26,984,637	15,447,378	9,522,835
Total net revenue	65,406,030	50,888,835	33,744,074
Operating expense:
Cost of services	25,559,409	18,450,110	12,727,057
Sales and marketing	12,208,648	9,616,491	7,264,114
General and administrative	12,215,797	10,673,705	8,176,442
Depreciation and amortization	2,528,042	1,088,679	673,967
Total operating expense	52,511,896	39,828,985	28,841,580
Operating income	12,894,134	11,059,850	4,902,494
Net interest income	2,476,266	2,037,496	852,676
Income from continuing operations before income taxes	15,370,400	13,097,346	5,755,170
Benefit (provision) for income taxes	15,693,339	(261,220)	(5,020)
Income from continuing operations	31,063,739	12,836,126	5,750,150
Discontinued operations:
Loss from discontinued operations	—	—	(3,075,402)
(Loss) income on disposal of discontinued operations	(12,829)	32,321	(2,428,746)
(Loss) income from discontinued operations	(12,829)	32,321	(5,504,148)
Net income	31,050,910	12,868,447	246,002
Preferred stock deemed dividend	1,802,733	—	—
Preferred stock cash dividend	96,424	—	—
Preferred Stock Dividends	1,899,157	—	—
Net income attributable to common stockholders	$29,151,753	$12,868,447	$246,002
Basic net income (loss) per share:
Income from continuing operations	$1.08	$0.48	$0.23
Loss from discontinued operations	—	—	(0.12)
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.10)
(Loss) income from discontinued operations	(0.00)	0.00	(0.22)
Net income	1.08	0.48	0.01
Preferred Stock Dividends	(0.07)	—	—
Net income attributable to common stockholders	$1.01	$0.48	$0.01
Diluted net income (loss) per share:
Income from continuing operations	$1.06	$0.47	$0.22
Loss from discontinued operations	—	—	(0.12)
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.09)
(Loss) income from discontinued operations	(0.00)	0.00	(0.21)
Net income	1.06	0.47	0.01
Preferred Stock Dividends	(0.07)	—	—
Net income attributable to common stockholders	$0.99	$0.47	$0.01
Weighted average basic shares outstanding	28,830,366	27,014,047	24,953,463
Weighted average diluted shares outstanding	29,387,727	27,546,137	26,164,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006, and 2005

	Common Stock		Series B Preferred Stock		Additional Paid in Capital	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value		Shares	Cost
Balance at December 31, 2004	30,153,144	$301,531	—	$—	$186,185,339	(5,453,416)	$(7,321,122)	$(153,782,557)	$25,383,191
Exercise of options	1,066,979	10,670	—	—	2,650,381	—	—	—	2,661,051
Stock-based Compensation expense related to employee stock options	—	—	—	—	332,175	—	—	—	332,175
Stock repurchase	—	—	—	—	—	(231,602)	(1,181,188)	—	(1,181,188)
Net income	—	—	—	—	—	—	—	246,002	246,002
Balance at December 31, 2005	31,220,123	312,201	—	—	189,167,895	(5,685,018)	(8,502,310)	(153,536,555)	27,441,231
Exercise of options	2,386,712	23,867	—	—	5,372,125	—	—	—	5,395,992
Stock-based Compensation expense related to employee stock options	—	—	—	—	1,753,429	—	—	—	1,753,429
Stock repurchase	—	—	—	—	—	(66,982)	(531,161)	—	(531,161)
Dividend paid to stockholders	—	—	—	—	(2,736,550)	—	—	—	(2,736,550)
Net income	—	—	—	—	—	—	—	12,868,447	12,868,447
Balance at December 31, 2006	33,606,835	336,068	—	—	193,556,899	(5,752,000)	(9,033,471)	(140,668,108)	44,191,388
Exercise of options	739,424	7,394	—	—	3,010,029	—	—	—	3,017,423
Issuance of common stock for acquisitions	1,659,878	16,599	—	—	20,258,848	—	—	—	20,275,447
Issuance of preferred stock	—	—	5,500	55	54,839,028	—	—	—	54,839,083
Stock repurchase	—	—	—	—	—	—	—	—	—
Stock-based Compensation expense related to employee stock options	—	—	—	—	2,115,599	—	—	—	2,115,599
Common stock cash dividends	—	—	—	—	(2,931,671)	—	—	—	(2,931,671)
Preferred stock cash dividends	—	—	—	—	(96,424)	—	—	—	(96,424)
Net income	—	—	—	—	—	—	—	31,050,910	31,050,910
Balance at December 31, 2007	36,006,137	$360,061	5,500	$55	$270,752,308	(5,752,000)	$(9,033,471)	$(109,617,198)	$152,461,755

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$31,050,910	$12,868,447	$246,002
Loss (income) from discontinued operations	12,829	(32,321)	5,504,148
Income from continuing operations	31,063,739	12,836,126	5,750,150
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	2,115,599	1,753,429	332,175
Provision for doubtful accounts	175,000	84,500	47,000
Depreciation and amortization	2,528,042	1,088,679	673,967
Deferred tax benefit	(16,000,000)	—	—
Deferred rent	119,317	89,370	63,136
Changes in operating assets and liabilities:
Accounts receivable	(3,124,728)	(3,203,875)	(1,745,060)
Other receivables	(350,638)	(182,640)	(99,657)
Prepaid expenses and other current assets	(143,765)	(335,048)	(232,764)
Other assets	(52,965)	(15,836)	(100)
Accounts payable	134,663	30,387	371,048
Accrued expenses	(1,601,575)	2,036,858	(506,258)
Deferred revenue	(1,406,786)	1,323,067	2,617,497
Other current liabilities	31,373	36,030	(66,962)
Other liabilities	(46,280)	—	—
Net cash provided by continuing operations	13,440,996	15,541,047	7,204,172
Net cash used in discontinued operations.	(3,012)	(21,984)	(5,959,761)
Net cash provided by operating activities	13,437,984	15,519,063	1,244,411
Cash Flows from Investing Activities:
Purchase of short-term investments	—	—	(500,000)
Sale of short-term investments	—	500,000	—
Purchase of Bankers Financial Products Corporation	(16,811,966)	—	—
Purchase of Corsis Technology Group II LLC	(11,890,071)	—	—
Purchase of Stockpickr LLC	(1,572,106)	—	—
Purchase of Weiss Ratings, Inc	124,663	(3,316,048)	—
Capital expenditures	(4,979,247)	(1,687,672)	(697,778)
Net cash used in investing activities	(35,128,727)	(4,503,720)	(1,197,778)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	3,017,423	5,395,992	2,661,051
Net proceeds from the sale of preferred stock	54,839,083	—	—
Cash dividends paid on common stock	(2,931,671)	(2,736,550)	—
Cash dividends paid on preferred stock	(96,424)	—	—
Repayment of note payable	(22,146)	(102,931)	(96,192)
Restricted cash	—	600,000	1,205,000
Purchase of treasury stock	—	(531,161)	(1,181,188)
Net cash provided by financing activities	54,806,265	2,625,350	2,588,671
Net increase in cash and cash equivalents	33,115,522	13,640,693	2,635,304
Cash and cash equivalents, beginning of period	46,055,232	32,414,539	29,779,235
Cash and cash equivalents, end of period	$79,170,754	$46,055,232	$32,414,539
Supplemental disclosures of cash flow information:
Cash payments made for interest	$41,146	$27,360	$24,043
Cash payments made for income taxes	$242,771	$411,851	$126,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including Web sites, email services, print publications and video programming. We also syndicate our content for distribution by other media companies. Our goal is to provide information and services that empower a growing audience of investors and consumers through our expanding network of properties to become the leading online destination where issues related to life and money intersect.

In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. See Note 2 to Notes to Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. Significant estimates include the allowance for doubtful accounts receivable, valuation allowance of deferred taxes, the useful lives of fixed assets, the valuation of goodwill and intangible assets, as well as accrued expense estimates, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, video and email advertisements on the Company’s Web sites, and is recognized ratably over the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with Promotions.com, which the Company acquired as part of its acquisition of Corsis Technology Group II LLC in August 2007. Promotions.com revenues are derived principally from management contracts in which Promotions.com typically provides custom services for the creation, implementation, and administration of an online promotion on a customer’s website and for managing the customer’s information technology functions. Promotions.com recognizes revenue related to its services as the services are provided or ratably over the period of the contract, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

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

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets (three years for computer equipment, computer software and telephone equipment, and five years for furniture and fixtures. Capitalized software and Web site development costs can vary based upon the project). Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

the years ended December 31, 2007, 2006 and 2005, the Company capitalized $287,827, $37,963, and $19,605, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the year ended December 31, 2007, the Company capitalized Web site development costs totaling $2,824,784. For the years ended December 31, 2006 and 2005, the Company did not capitalize any Web site development costs. Most of the costs capitalized during the year ended December 31, 2007 involve development projects that are expected to become functional in early 2008. As a result, amortization expense has not yet been recorded for these capitalized costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was $41,708, $84,849 and $134,991, for the years ended December 31, 2007, 2006 and 2005, respectively.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires companies to stop amortizing goodwill and certain other intangible assets with indefinite useful lives. Instead, goodwill and other intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Separable intangible assets that are not deemed to have indefinite useful lives will continue to be amortized over their estimated useful lives (but with no maximum life).

Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based upon annual impairment tests as of October 31, 2007, and September 30, 2006 and 2005, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2007.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and –without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses, deferred revenue and note payable approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the years ended December 31, 2007, 2006 and 2005, the Company’s top five advertisers accounted for approximately 28%, 34% and 33%, respectively, of its total advertising revenue. For the years ended December 31, 2007 and 2005, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% for the year ended December 31, 2006.

Net Income or Loss Per Share of Common Stock

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For 2007, 2006 and 2005, approximately 1.6 million, 0.3 million, and 0.1 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective years. In addition, 3,856,942 shares associated with the convertible preferred stock were also excluded from the calculation of diluted net income per share in 2007, as the results would have been antidilutive.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2007, 2006, and 2005, advertising costs were $1,981,320, $1,254,360 and $988,683, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). The consolidated statements of operations for the year ended December 31, 2005 only reflects the impact of SFAS No. 123(R) for the period October 1, 2005 to December 31, 2005. Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2007, 2006 and 2005 were $2,115,599, $1,753,429 and $332,175, respectively. As of December 31, 2007, there was approximately $3.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.02 years.

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the years ended December 31, 2007, 2006 and 2005 was $4.15, $3.50 and $1.96, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Year Ended December 31,
	2007	2006	2005
Expected option lives	3.5 years	3.5 years	4.0 years
Expected volatility	46.56%	44.84%	59.00%
Risk-free interest rate	4.62%	4.76%	3.45%
Expected dividends	0.94%	1.08%	0%

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

Had compensation for the Company’s outstanding share-based payment awards granted to employees and directors been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net income or loss and basic and diluted net income or loss per share for the year ended December 31, 2005 would have been as follows:

Net income, as reported.	$246,002
Add: noncash compensation, as reported.	332,175
Less: noncash compensation, pro forma	(1,333,082)
Net loss, pro forma.	$(754,905)
Basic net income per share, as reported.	$0.01
Basic net loss per share, pro forma	$(0.03)
Diluted net income per share, as reported	$0.01
Diluted net loss per share, pro forma	$(0.03)

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

Executive Incentive Plan

In 2007, the Company adopted an executive incentive plan, whereby executive officers and other key employees are eligible to receive cash performance awards based on set performance criteria.

In March 2007, the Compensation Committee granted such cash performance awards, payable to certain executive officers upon the Company’s achievement of specified 2007 performance goals. The target short term and long term bonus opportunity for executive officers each range from 75% of salary for the CEO to 50% of salary for the other named executive officers.

The short-term incentive is based 50% on achievement of a revenue target and 50% on achievement of a net income target. Potential payout with respect to each measure ranges from 50% of the bonus opportunity for that measure for achievement of 80% of target performance to 200% of the bonus opportunity for achievement of 120% or more of target performance. As of December 31, 2007, no short-term incentive payments have been earned.

The long-term incentive is based on a comparison of the Company’s Enterprise Multiple as compared to a peer group, on a sliding scale calculated within a range whose target is benchmarked at the Company’s performance against the peer group in 2006. If the Company’s 2007 performance is at 100% of the target performance, the executive will earn 100% of the target long-term incentive. If the Company’s 2007 performance is within the range of 50% to 150% of the target level, the portion of the long-term incentive award payable to the executive will be calculated on a sliding scale using a one-to one relationship. Performance below the 50% level will result in no long-term incentive compensation being paid, and performance above it will result in payment of 150% of the target long-term incentive. The amount of long-term incentive earned will be determined following the end of the 2007 plan year and converted into phantom shares of the Company whereby the value of the grant in shares will be recorded as a liability until paid. The value of the liability will be adjusted each reporting period to equal the market value of the underlying shares until vested. The account will be credited with dividend equivalents, which will be converted into additional phantom shares. On December 31, 2008 (provided the executive is still employed by the Company), one-third of the phantom shares will vest, and the value thereof will be distributed to the executive in cash within 60 days. On December 31, 2009 (provided the executive is still employed by the Company), one-half of the remaining phantom shares will vest, and the value thereof will be distributed to the executive in cash within 60 days. Finally, on December 31, 2010 (provided the executive is still employed by the Company), the remaining phantom shares will vest, and the value thereof will be distributed to the executive in cash within 60 days.

As of December 31, 2007, $431,783 in awards have been earned by key executives. The Company will amortize this amount to compensation expense over the three year vesting period.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Based upon the provisions of EITF Issue No. 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

The Company assessed the classification of its derivative financial instruments as of December 31, 2007, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of FITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the Convertible Preferred Stock that it issued during the year ended December 31, 2007 and determined, in accordance with the provisions of these statements, that such conversion option does not meet the criteria requiring bifurcation of these instruments. The characteristics of the common stock that is issuable upon a holder’s exercise of the conversion option embedded in the Convertible Preferred Stock are deemed to be clearly related to the characteristics of the preferred shares (as that term is clarified in paragraph 61.1 of the implementation guidance included in Appendix A of SFAS 133). Additionally, the Company’s conversion options, if free standing, would not be considered derivatives subject to the accounting guidelines prescribed under SFAS 133.

Preferred Stock

The Company applies the guidance in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of its convertible preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares as a component of stockholders’ equity.

The Company’s convertible preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2007. Accordingly, the Series B Convertible Preferred shares are presented as a component of stockholders’ equity.

New Accounting Pronouncements

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses. There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations.

In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004, and is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides Companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company did not early adopt SFAS No. 159. The Company is in the process of evaluating the potential impact, if any, of the adoption of SFAS No. 159 will have on our results of operations, financial condition and cash flows.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

(2) Discontinued Operations

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying Consolidated Statements of Operations. The Company has reclassified the accompanying Consolidated Statements of Operations and Statements of Cash Flows for the year ended December 31, 2005 to conform to the presentation as of and for the years ended December 31, 2007 and 2006.

For the years ended December 31, 2007, 2006 and 2005, net revenue and net loss from discontinued operations were as follows:

	For the Year Ended December 31,
	2007	2006	2005
Net revenue	$—	$—	$2,565,081
Loss from discontinued operations	$—	$—	$(3,075,402)
(Loss) income on disposal of discontinued operations	(12,829)	32,321	(2,428,746)
(Loss) income from discontinued operations.	$(12,829)	$32,321	$(5,504,148)

For the year ended December 31, 2005, loss on disposal of discontinued operations includes actual losses from the date the Company committed to a plan to discontinue the operations of the segment, plus a provision for additional future costs to be incurred to complete the discontinuance process.

The fair market values of the remaining liabilities of the discontinued operation as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Current liabilities.	$232,242	$222,425

As of December 31, 2007, current liabilities of discontinued operations consists of accrued shutdown costs.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(2) Discontinued Operations  – (continued)

The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial Charge	Year 2005 Activity	Year 2006 Activity	Balance 12/31/2006	Year 2007 Activity	Balance 12/31/2007
Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—
Severance payments	1,134,323	(905,566)	(6,332)	222,425	—	222,425
Extinguishment of lease and other obligations	582,483	(531,310)	(51,173)	—	9,817	9,817
	$2,383,352	$(2,103,422)	$(57,505)	$222,425	$9,817	$232,242

(3) Acquisitions

Weiss Ratings, Inc.

On August 7, 2006, the Company, through its newly formed, wholly-owned subsidiary, TheStreet.com Ratings, Inc., acquired substantially all of the assets and certain liabilities of Weiss Ratings, Inc. (“Ratings”), a wholly owned subsidiary of Weiss Group, Inc. that provides independent ratings and evaluations of mutual funds, exchange-traded funds, stocks and financial institutions, including insurers, healthcare providers, banks and savings and loans. The Company paid cash consideration of $3.2 million, equal to the total purchase price of $4.7 million less the value of assumed deferred revenue liabilities totaling approximately $1.5 million. The acquired deferred revenue was subsequently reduced by approximately $125,000 with the offset being a reduction to goodwill.

The acquisition provides the Company with a rich new data set that will provide valuable information to our growing audience across our network of Web sites and subscription services, and provide new advertising and sponsorship opportunities for our advertisers. Ratings has proprietary quantitative models that have built an excellent reputation over the years. These models, and the data they produce on a daily basis, in collaboration with the Company’s distribution capabilities, provide significant growth opportunities for the Company. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Ratings, and as a result, the Company recorded goodwill in connection with this transaction.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Property and equipment	$348,411
Intangible assets (amortizable over 3 – 5 years)	1,902,000
Goodwill	2,394,691
Total assets acquired	4,645,102
Liabilities assumed:
Deferred revenue	1,328,436
Total liabilities assumed	1,328,436
Total consideration (including legal fees of approximately $150,000)	$3,316,666

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recognized certain intangible assets acquired, primarily a syndication agreement, software models and a covenant not to compete. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the syndication agreement of $870,000, software

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(3) Acquisitions  – (continued)

models of $562,000 and covenant not to compete of $470,000 will be amortized over their estimated useful lives ranging from three to five years. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years. The estimated amortization expense of amortizable intangible assets for the next five years is as follows:

For the Year Ended December 31,	Amount
2008	$496,400
2009	375,567
2010	206,400
2011	120,400
2012	—
Total	$1,198,767

Stockpickr.com

On January 3, 2007, the Company formed a joint venture with A.R. Partners, a New York-based media holding company, to operate a Web site called Stockpickr — “The Stock Idea Network.” Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Partners owned 50.1% and TheStreet.com 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr.com business that it did not already own. The Company paid consideration of $1.5 million in cash and issued 329,567 shares of unregistered shares of the Company’s common stock, having a value on the closing date of approximately $3.5 million.

The acquisition provides the Company with several competitive advantages, including: a Web site that provides a Web 2.0 community to TheStreet.com network, engaging active investors in an ongoing dialog about the over 800 professional portfolios and thousands of individual investor portfolios on the site; a Web site that serves as an ongoing source of innovative audience engagement technologies and tools; and insight into advertiser demand for community generated content and user demand for ever evolving Web 2.0 tools and features. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Ratings, and as a result, the Company recorded goodwill in connection with this transaction.

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(3) Acquisitions  – (continued)

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recorded the estimated value of $500,000 related to the software models acquired within intangible assets. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the intangible asset will be amortized over its estimated useful life of five years. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years. The estimated amortization expense of amortizable intangible assets for the next five years is as follows:

For the Year Ended December 31,	Amount
2008	$100,000
2009	100,000
2010	100,000
2011	100,000
2012	33,333
Total	$433,333

Corsis Technology Group II LLC

On August 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC, a leading provider of custom solutions for advertisers, marketers and content publishers. The acquisition of Corsis also included the Promotions.com business, which is a full-service online promotions agency that implements interactive promotions campaigns for some of the largest brands in the world. The purchase price of the acquisition was approximately $20.7 million, consisting of approximately $12.5 million in cash and the issuance of 694,230 shares of unregistered common stock of TheStreet.com, having a value on the closing date of approximately $8.2 million.

The acquisition provides the Company with several competitive advantages, including: the expertise to deliver the integrated interactive marketing and promotional campaigns that its advertisers are increasingly demanding; providing the Company with the promotional capabilities to engage its audience across the Company’s network of sites to increase page views and time spent on the sites through the use of the promotions engines developed by the acquired company; and a technology platform that will support the Company’s growing network of sites, providing greater scale and cost efficiencies than the Company could have achieved on its own. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Corsis and as a result, the Company recorded goodwill in connection with this transaction.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(3) Acquisitions  – (continued)

The results of operations were included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Cash	$3,257
Accounts receivable	2,432,137
Other receivables	715,222
Prepaid expenses	77,000
Property and equipment	440,812
Other assets	146,579
Goodwill	14,311,448
Other intangibles	5,000,000
Restricted cash	76,951
Total assets acquired	23,203,406
Liabilities assumed:
Accounts payable	545,611
Accrued expenses	207,000
Deferred revenue	1,337,885
Other current liabilities	392,175
Total liabilities assumed	2,482,671
Total consideration (including legal fees of approximately $134,300)	$20,720,735

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recorded the estimated value of $3,040,000 related to the customer relationships, $1,000,000 related to a noncompete agreement, $660,000 related to software models and $300,000 related to the Promotions.com trade name within intangible assets. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the intangible assets will be amortized over their estimated useful lives of nine years (customer relationships), five years (noncompete agreement) and three years (software). The Promotions.com trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years. The estimated amortization expense of amortizable intangible assets for the next five years is as follows:

For the Year Ended December 31,	Amount
2008	$757,778
2009	757,778
2010	666,111
2011	537,778
2012	454,444
Thereafter	1,210,370
Total	$4,384,259

Bankers Financial Products Corporation

On November 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the common stock of Bankers Financial Products Corporation (“Bankers”), Bankers, using its trade name RateWatch, offers pricing information (such as certificates of deposit. IRAs, money market accounts, savings accounts,

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(3) Acquisitions  – (continued)

checking accounts, home mortgages, home equity loans, credit cards, and auto loans) to more than 5,500 financial institutions (including banks, credit unions, internet banks and mortgage companies). The information is obtained from more than 70,000 financial institutions (including branches) through surveys, phone calls, data feeds, and online internet searches. The acquisition also includes bankingMyway.com (“BMW”), a wholly-owned subsidiary of Bankers. BMW is an online search engine that leverages the data set of RateWatch, allowing customers to perform searches of the rate information by zip code, city or state. BMW derives its revenue from advertising contracts with its financial institution clients and other advertisers. The purchase price of the acquisition was approximately $25.4 million, consisting of approximately $16.9 million in cash (net of $3.9 million in debt repayment) and 636,081 shares of unregistered common stock of TheStreet.com, having a value on the payment date of approximately $8.0 million. 79,510 of the common shares were issued to the sellers and 556,571 common shares were placed in escrow pursuant to the terms of an escrow agreement. 159,020 of the escrowed shares will be used to secure indemnity obligations until the earlier of two years from the closing date or the date of the last distribution from the escrow fund. The remaining 397,551 shares placed in escrow represent deferred stock to be released to the sellers under terms of the escrow agreement on each of the first, second and third anniversaries of the acquisition. In addition, the principal stockholder of Bankers received an option to purchase up to 175,600 shares of common stock priced at $12.577, vesting ratably over three years, and valued at $0.5 million.

The acquisition provides the Company with several competitive advantages, including: a rich data set of rate information from 70,000 financial institutions (including branches) through the Rate Watch business that serves as the foundation for BMW; the BMW domain name and web site, which as a part of the expanding TheStreet.com network of Web sites, presents a significant opportunity to expand our audience and advertisers; and new advertising models, including higher CPM and new hyperlink models to contribute to continued growth in the advertising side of our business and expanding margins. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Bankers and as a result, the Company recorded goodwill in connection with this transaction.

The results of operations were included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Cash and cash equivalents	$90,057
Accounts receivable	93,538
Prepaid expenses and other current assets	48,104
Property and equipment	835,534
Deferred taxes	4,335,000
Goodwill	16,988,055
Other intangibles	11,787,000
Total assets acquired	34,177,288
Accounts payable	37,201
Accrued expenses	280,664
Deferred revenue	3,603,871
Current portion of note payable	39,953
Other current liabilities	94,008
Deferred taxes	4,335,000
Note payable	71,946
Other liabilities	20,718
Total liabilities acquired	8,483,361
Total consideration (including legal fees of approximately $263,900)	$25,693,927

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(3) Acquisitions  – (continued)

In accordance with the requirements of Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations,” the Company recorded the estimated value of $8,460,000 related to the customer relationships, $2,000,000 related to a noncompete agreement, $720,000 related to the trade name, $470,000 related to software and $137,000 related to the client data base within intangible assets. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the intangible assets will be amortized over their estimated useful lives of ten years (customer relationships) and five years (noncompete agreement, software and client data base). The trade name was deemed to have an indefinite life. The estimated amortization expense of amortizable intangible assets for the next five years is as follows:

For the Year Ended December 31,	Amount
2008	$1,367,400
2009	1,367,400
2010	1,367,400
2011	1,367,400
2012	1,280,500
Thereafter	4,089,000
Total	$10,839,100

Proforma Information for all Acquisitions

Unaudited pro forma consolidated financial information is presented below as if all of the acquisitions had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the years ended December 31, 2007, 2006 and 2005 is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Total net revenue	$77,178,492	$70,517,706	$51,635,201
Net income (loss)	$25,901,386	$10,373,196	$(3,320,669)
Basic net income (loss) per share	$0.90	$0.37	$(0.13)
Diluted net income (loss) per share	$0.89	$0.36	$(0.12)
Weighted average basic shares outstanding	28,830,366	28,344,358	26,283,774
Weighted average diluted shares outstanding	29,387,727	28,876,448	27,495,191

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(4) Net Income (Loss) Per Share

As discussed in Note 1 to Notes to Consolidated Financial Statements, net loss per share is calculated in accordance with SFAS No. 128. The following table reconciles the numerator and denominator for the calculation.

	For the Year Ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations	$31,063,739	$12,836,126	$5,750,150
Loss from discontinued operations	—	—	(3,075,402)
(Loss) income on disposal of discontinued operations	(12,829)	32,321	(2,428,746)
Preferred stock deemed dividends	(1,802,733)	—	—
Preferred stock cash dividends	(96,424)	—	—
Numerator for basic and diluted earnings per share — Net income available to common stockholders	$29,151,753	$12,868,447	$246,002
Denominator:
Weighted average basic shares outstanding	28,830,366	27,014,047	24,953,463
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	557,361	532,090	1,211,417
Weighted average diluted shares outstanding	29,387,727	27,546,137	26,164,880
Net income (loss) per share-basic:
Continuing operations	$1.08	$0.48	$0.23
Discontinued operations	—	—	(0.12)
Disposal of discontinued operations	(0.00)	0.00	(0.10)
Preferred stock	(0.07)	—	—
Net income per share	$1.01	$0.48	$0.01
Net income (loss) per share-diluted:
Continuing operations	$1.06	$0.47	$0.22
Discontinued operations	—	—	(0.12)
Disposal of discontinued operations	(0.00)	0.00	(0.09)
Preferred stock	(0.07)	—	—
Net income per share	$0.99	$0.47	$0.01

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(5) Property and Equipment

Property and equipment as of December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006
Computer equipment	$19,844,869	$13,605,255
Furniture and fixtures	2,218,862	1,266,232
Leasehold improvements	3,161,038	2,567,283
	25,224,769	17,438,770
Less accumulated depreciation and amortization	17,493,847	14,420,638
Property and equipment, net	$7,730,922	$3,018,132

Included in computer equipment are capitalized software and Web site development costs of $4,351,635 and $1,239,024 at December 31, 2007 and 2006, respectively. A summary of the activity of capitalized software and Web site development costs is as follows:

Balance December 31, 2006	$1,239,024
Additions	3,112,611
Balance December 31, 2007	$4,351,635

Depreciation and amortization expense for the above noted property and equipment aggregated $1,542,804, $1,005,158 and $868,098 for the years ended December 31, 2007, 2006, and 2005, respectively. The Company does not include depreciation and amortization expense in cost of services.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(6) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006
Goodwill not subject to amortization:
SmartPortfolio.com, Inc. goodwill	$1,990,312	$1,990,312
TheStreet.com Ratings, Inc. goodwill	2,394,691	2,519,354
Stockpickr.com goodwill	4,560,907	—
Promotions.com goodwill	14,311,448	—
Bankers Financial Products goodwill	16,988,055	—
Total goodwill not subject to amortization	$40,245,413	$4,509,666
Other intangible assets not subject to amortization:
SmartPortfolio.com, Inc. trade name	$493,333	$493,333
Promotions.com trade name	300,000	—
Bankers Financial Products Corporation trade name	720,000	—
Total other intangible assets not subject to amortization	1,513,333	493,333
Other intangible assets subject to amortization:
SmartPortfolio.com, Inc. customer list	1,250,000	1,250,000
SmartPortfolio.com, Inc. technology	730,000	730,000
TheStreet.com Ratings, Inc. syndication agreement	870,000	870,000
TheStreet.com Ratings, Inc. software models	562,000	562,000
TheStreet.com Ratings, Inc. noncompete agreement	470,000	470,000
Stockpickr.com software models	500,000	—
Promotions.com customer relationships	3,040,000	—
Promotions.com noncompete	1,000,000	—
Promotions.com software models	660,000	—
Bankers Financial Products Corporation customer relationships	8,460,000	—
Bankers Financial Products Corporation noncompete agreement	2,000,000	—
Bankers Financial Products software models	470,000	—
Bankers Financial Products database	137,000	—
Total other intangible assets subject to amortization	20,149,000	3,882,000
Less accumulated amortization	(3,293,541)	(2,186,833)
Net other intangible assets subject to amortization	16,855,459	1,695,167
Total other intangible assets	$18,368,792	$2,188,500

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(6) Goodwill and Other Intangible Assets  – (continued)

Amortization expense totaled $1,106,707 and $206,833 for the years ended December 31, 2007 and 2006. There was no amortization expense recorded for the year ended December 31, 2005. The estimated amortization expense for the next five years is as follows:

For the Year Ended December 31,	Amount
2008	$2,721,578
2009	2,600,745
2010	2,339,911
2011	2,125,578
2012	1,768,277
Thereafter	5,299,370
Total	$16,855,459

(7) Accrued Expenses

Accrued expenses as of December 31, 2007 and 2006 consists of the following:

	December 31,
	2007	2006
Bonuses	$1,001,885	$2,795,650
Other liabilities	940,170	867,597
Professional fees	830,831	580,146
Payroll and related costs	821,529	742,320
Tax related costs	331,198	127,432
Distribution fees	270,378	197,751
Advertising fees	242,242	261,457
Third party content and data costs	197,319	310,874
Insurance	222,207	52,114
Statistical services fees	109,644	107,793
Consulting fees	39,232	135,957
Total accrued expenses	$5,006,635	$6,179,091

(8) Note Payable

In connection with the termination of the Company’s lease obligation for 50% of its principal office space in October 2001, the Company was required to dispose of the furniture associated with that portion of the space. As this furniture was leased, the Company required the consent of the leasing company to sell the furniture. Pursuant to a restructuring arrangement with the leasing company, dated October 19, 2001, the furniture was permitted to be sold, and the lease amount corresponding to that portion of the furniture was converted to a note in the amount of $486,259, bearing interest at a rate of 6.79% per annum. The monthly payment of principal plus interest totaled $9,022. The final payment under the note was made in March 2007.

(9) Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For the year ended December 31, 2006, the Company recordeda full valuation allowance against the deferred tax asset. During the quarter ended September 30, 2007, the valuation allowance was reduced by $16 million, as management concluded that it was more likely than not that the Company would realize the

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(9) Income Taxes  – (continued)

benefits of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount was reflected as a benefit to the current year’s tax provision.

The Company recognized a deferred tax asset of approximately $47 million and $53 million as of December 31, 2007 and 2006, respectively, primarily relating to net operating loss carryforwards of approximately $128 million and $132 million as of December 31, 2007 and 2006, respectively, available to offset future taxable income through 2025. The net operating loss carryforward as of December 31, 2007 and 2006 includes approximately$19 million and $6 million, respectively, related to windfall tax benefits for which a benefit would be recorded in additional paid in capital when realized. The Company also has a capital loss carryforward of approximately $4 million as of December 31, 2007 and 2006 available to offset future capital gains through 2009.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will not realize all of the benefits of its deferred tax asset as of the December 31, 2007, and therefore a partial valuation allowance was established.

The current year’s Federal and State income tax benefit consists substantially of the change in the valuation allowance as a result of the utilization of prior year net operating loss carryforwards. The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	34%	34%	34%
State income taxes, net of federal tax benefit	6%	6%	6%
Effect of permanent differences	1%	2%	17%
Change to valuation allowance	(144%)	(40%)	(55%)
Other	(1%)	—	—
Net tax rate	(102%)	2%	2%

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(9) Income Taxes  – (continued)

Temporary differences between the financial statement and tax basis of assets and liabilities may give rise to deferred tax assets and deferred tax liabilities. The composition of deferred taxes is primarily as follows:

	For the Year Ended December 31,
	2007	2006
Deferred tax assets:
Operating loss carryforward	$52,000,000	$53,000,000
Windfall tax benefits carryforward	(7,000,000)	(3,000,000)
Capital loss carryforward	1,000,000	1,000,000
Depreciation and amortization	—	1,000,000
Accrued expenses	1,000,000	1,000,000
Total deferred tax assets	47,000,000	53,000,000
Deferred tax liabilities:
Purchased intangible assets	(4,000,000)	—
Deferred tax liabilities	(4,000,000)	—
Less: valuation allowance	(27,000,000)	(53,000,000)
Net tax assets	$16,000,000	$—

(10) Equity Investments

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership. TCV VI, L.P. and TCV Member Fund, L.P. are referred to as the “Purchasers.”

Pursuant to the Purchase Agreement the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its common stock, par value $0.01 per share (“Common Stock”) at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million.

The issuance of the Series B Preferred Stock and Warrants to the Purchasers was completed through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares of the Series B Preferred Stock, the shares of the Common Stock issuable upon the conversion of the Series B Preferred Stock, the Warrants and the shares of the Common Stock issuable upon the exercise of the Warrants have not been registered under the Securities Act or any state securities laws. Unless so registered, such securities may not be offered or sold in the United States absent an exemption from, or in a transaction not subject to, the registration requirement of the Securities Act and any applicable state securities laws.

Investor Rights Agreement

On November 15, 2007, the Company also entered into an Investor Rights Agreement with the Purchasers (the “Investor Rights Agreement”) pursuant to which, among other things, the Company has agreed to grant the Purchasers certain registration rights including the right to require the Company to file a registration statement within 30 days to register the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants and to use its reasonable best efforts to cause the registration to be declared effective within 90 days after the date the registration is filed.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(10) Equity Investments  – (continued)

Certificate of Designation

On November 15, 2007, the Company also filed a Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation authorizes the Company to issue 5,500 of its 10,000,000 authorized shares of preferred stock as shares of Series B Preferred Stock.

The Series B Preferred Stock has a purchase price per share equal to $10,000 (the “Original Issue Price”). In the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of shares of Series B Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the Original Issue Price, plus any declared and unpaid dividends.

The holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. For so long as 40% of the shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to elect one person to the Company’s board of directors.

The Series B Preferred Stock automatically converts into an aggregate of 3,856,942 shares of Common Stock in the event that the Common Stock trades on a trading market at or above a closing price equal to $28.52 per share for 90 consecutive trading days and any demand registration previously requested by the holders of the Series B Preferred Stock has become effective.

Warrants

As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The Warrants expire on the fifth anniversary of the date they were first issued, or earlier in certain circumstances.

Treasury Stock

In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the years ended December 31, 2007 and 2006, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, the Company withheld 231,602 and 66,982 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(10) Equity Investments  – (continued)

of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. As of December 31, 2007, there remained 1,316,105 shares available for future awards under the 2007 Plan.

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

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2004	4,992,655	$2.93
Options granted	1,203,000	$4.08
Options exercised	(1,066,979)	$2.49
Options cancelled	(1,159,527)	$4.55
Awards outstanding, December 31, 2005	3,969,149	$2.93
Options granted	644,500	$9.76
Restricted stock units granted	129,500	$0.00
Options exercised	(2,386,712)	$2.26
Options cancelled	(131,848)	$4.39
Restricted stock units cancelled	(18,500)	$0.00
Awards outstanding, December 31, 2006	2,206,089	$5.40
Options granted	566,900	$11.28
Restricted stock units granted	247,210	$0.00
Options exercised	(692,428)	$4.36
Restricted stock units issued	(46,996)	$0.00
Options cancelled	(307,253)	$9.37
Restricted stock units cancelled	(47,168)	$0.00
Awards outstanding, December 31, 2007	1,926,354	$6.45	$18,246	2.61
Awards vested and expected to vest at December 31, 2007	1,801,315	$6.30	$17,338	1.58
Options exercisable at December 31, 2007	723,232	$4.78	$8,058	1.57
Restricted stock units exercisable at December 31, 2007	0	$0.00	$0	1.86

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(10) Equity Investments  – (continued)

The following table summarizes information about options outstanding at December 31, 2007:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$4.06 – $4.71	810,406	1.5	$4.10	641,567	$4.10
$7.97 – $11.94	572,502	3.8	$9.75	48,332	$8.24
$11.99 – $13.19	279,400	4.1	$12.60	33,333	$12.78
Total	1,662,308	2.7	$7.47	723,232	$4.78

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2007 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at January 1, 2007	1,369,320	$3.20
Shares underlying options granted	556,900	$4.15
Shares underlying restricted stock units granted	247,210	$8.71
Shares underlying options vested	(579,135)	$2.46
Shares underlying restricted stock units issued	(46,996)	$7.90
Shares underlying unvested options cancelled	(297,004)	$3.47
Shares underlying unvested restricted stock units cancelled	(47,168)	$8.55
Shares underlying awards unvested at December 31, 2007	1,203,127	$4.66

For the years ended December 31, 2007 and 2006, the total fair value of share-based awards vested were $1,448,986 and $1,365,896, respectively. For the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised was $4,906,279 and $15,388,676, respectively.

(11) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses were $1,876,735, $1,717,158 and $1,575,462 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2007, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual Obligations:	Total	2008	2009	2010	2011	2012	After 2012
Operating leases	$4,810,382	$1,750,492	$1,492,763	$480,055	$354,784	$201,671	$530,617
Employment agreements	6,112,413	3,340,292	2,155,454	616,667	—	—	—
Outside contributors	520,791	474,958	45,833	—	—	—	—
Leases payable	173,081	82,976	70,249	19,856	—	—	—
Total contractual cash obligations	$11,616,667	$5,648,718	$3,764,299	$1,116,578	$354,784	$201,671	$530,617

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(11) Commitments and Contingencies  – (continued)

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the years ended December 31, 2007, 2006 and 2005, the Company’s top five advertisers accounted for approximately 28%, 34% and 33%, respectively, of its total advertising revenue. For the years ended December 31, 2007 and 2005, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% for the year ended December 31, 2006.

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

The Company and the other issuer defendants would assign their interests in claims against the underwriters for excess compensation in connection with their IPOs to the plaintiffs, and agree not to assert certain other claims against the underwriters, such as underpricing, indemnification and antitrust claims, except

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(11) Commitments and Contingencies  – (continued)

in certain defined circumstances. A number of issuers’ assigned claims have been asserted already; these were dismissed by the district court on February 24, 2006. The dismissal is currently on appeal to the Second Circuit Court of Appeals, although the plaintiffs have indicated their intent to withdraw the appeal in light of recent events, detailed below. The Company and the other issuer defendants would also cooperate with the plaintiffs to provide the plaintiffs with informal discovery as the litigation continues as to the underwriter defendants. Further, the plaintiffs would receive an undertaking from the insurers of the Company and the other issuer defendants guaranteeing that the plaintiff class would recover, in the aggregate, $1 billion from their various suits against the underwriters (including the claims assigned by the issuer defendants). The Company’s per capita portion of the maximum amount payable to the plaintiffs under the settlement, assuming the entire $1 billion is payable, would be approximately $3–4 million. The plaintiffs’ actual recoveries from the underwriter defendants (through settlements or damages assessed as a result of litigation) would be applied against the guarantee; and to the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment would be required under the issuer defendants’ settlement. In exchange for the consideration described above, the plaintiffs would release the non-bankrupt issuer defendants from all claims against them (the bankrupt issuers would receive a covenant not to sue) and their individual defendants. Under the terms of the settlement agreements, all costs and expenses of the settlement (including legal expenses after June 1, 2003) would be borne by the insurance carriers of the Company and the other issuer defendants using each issuer defendant’s existing insurance coverage, with deductibles waived.

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

In light of the termination of the settlement, Plaintiffs subsequently submitted Second Amended Complaints for each of the class certification focus cases including the Amended Master Allegations and then moved for certification of the redefined classes identified in their Second Amended Complaints. In response, Defendants moved to dismiss Plaintiffs’ Second Amended Complaints on November 13, 2007. On December 21, 2007 Plaintiffs filed an Opposition to Defendants’ Motion to Dismiss the Second Amended Complaints. On January 28, 2008, Defendants filed a reply brief in further support of their Motion to Dismiss Plaintiffs’ Second Amended Complaints. The court has not yet ruled on the pending motion.

We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

(12) Employee Benefit Plan

Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and, through June 30, 2006, was funded solely by employee contributions. Effective July 1, 2006, the Company modified the 401(k) plan to provide an employer match of 50% of employee

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(12) Employee Benefit Plan  – (continued)

contributions, up to a maximum of 4% of each employee’s total compensation. The Company’s matching contribution totaled $266,742 and $84,729 for the years ended December 31, 2007 and December 31, 2006, respectively.

(13) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Total revenue	$14,508	$14,899	$16,118	$19,881
Total operating expense	12,043	11,902	12,848	15,719
Income from continuing operations before income taxes	3,065	3,622	3,842	4,841
(Provision) benefit for income tax	(61)	(72)	15,923	(96)
Income from continuing operations	3,004	3,550	19,765	4,745
(Loss) income on disposal of discontinued operations	(1)	0	(1)	(11)
Net income	3,003	3,550	19,764	4,734
Preferred stock dividends	—	—	—	1,899
Net income attributable to common stockholders	$3,003	$3,550	$19,764	$2,835
Basic net income (loss) per share:
Income from continuing operations	0.11	0.12	0.68	0.16
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.11	0.12	0.68	0.16
Preferred stock dividends	—	—	—	(0.07)
Net income attributable to common stockholders	$0.11	$0.12	$0.68	$0.09
Diluted net income (loss) per share:
Income from continuing operations	$0.11	$0.12	$0.67	$0.16
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.11	0.12	0.67	0.16
Preferred stock dividends	—	—	—	(0.07)
Net income attributable to common stockholders	$0.11	$0.12	$0.67	$0.09

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

(13) Selected Quarterly Financial Data (Unaudited)  – (continued)

	For the Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except Per Share Data)
Total net revenue	$11,147	$12,396	$12,950	$14,396
Total operating expense	8,853	9,638	10,375	10,963
Income from continuing operations before income taxes	2,634	3,277	3,159	4,027
Provision for income tax	52	67	63	79
Income from continuing operations	2,582	3,210	3,096	3,948
(Loss) income on disposal of discontinued operations	(6)	18	—	20
Net income	2,576	3,228	3,096	3,968
Basic net income (loss) per share:
Income from continuing operations	$0.10	$0.12	$0.11	$0.14
(Loss) income on disposal of discontinued operations	(0.00)	0.00	—	0.00
Net (loss) income	$0.10	$0.12	$0.11	$0.14
Diluted net income (loss) per share:
Income from continuing operations	$0.09	$0.12	$0.11	$0.14
(Loss) income on disposal of discontinued operations	(0.00)	0.00	—	0.00
Net (loss) income	$0.09	$0.12	$0.11	$0.14

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to (Recovery from) Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2007	$216,077	$175,000	$148,270	$242,807
For the year ended December 31, 2006.	$131,840	$84,500	$263	$216,077
For the year ended December 31, 2005.	$107,794	$47,000	$22,954	$131,840

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1	Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.2	Form of Rights Agreement incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.3	Amendment No. 1 to the Rights Agreement dated August 7, 2000, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 2, 2001.
*4.4	Amendment No. 2 to the Rights Agreement dated November 15, 2007 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.5	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.6	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.6	Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

Exhibit Number	Description
*10.7	Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.8	Employment Agreement, dated August 1, 2005, between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 5, 2005.
*10.9	Letter Agreement dated December 7, 2007 amending the Employment Agreement by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed December 13, 2007.
*10.10	Letter Agreement dated February 11, 2008 amending the Employment Agreement by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed February 19, 2008.
*10.11	Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.12	Employment Agreement, dated March 1, 2003, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 31, 2003.
*10.13	Letter Agreement, dated April 29, 2005, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 4, 2005.
*10.14	Letter Agreement, dated March 14, 2006, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-K filed March 16, 2006.
*10.15	Letter Agreement dated March 1, 2007, by and between James Lonergan and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2007.
*10.16	Employment Agreement dated July 5, 2006, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2006.
*10.17	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
*10.18	Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.19	Membership Interest Purchase Agreement dated August 2, 2007 by and among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 8, 2007.
*10.20	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 6, 2007.
*10.21	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*10.22	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.

Exhibit Number	Description
*10.23	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
10.24	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC as Landlord, and the Company, as Tenant.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company.
23.1	Consent of Marcum & Kliegman LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

*	Previously filed and incorporated by reference