Form 10-Q
period 2008-03-31
THESTREET COM
filed 2008-05-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of May 6, 2008)
Common Stock, par value $0.01 per share	30,447,707

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2008

ii

Part I – FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$81,580,636	$79,170,754
Accounts receivable, net of allowance for doubtful accounts of $242,807 as of March 31, 2008 and December 31, 2007	11,008,707	11,133,957
Other receivables	1,205,688	1,227,144
Deferred taxes	5,800,000	5,800,000
Prepaid expenses and other current assets	1,886,277	1,652,608
Total current assets	101,481,308	98,984,463

Property and equipment, net of accumulated depreciation and amortization of $18,054,276 as of March 31, 2008 and $17,493,847 as of December 31, 2007	8,495,251	7,730,922
Other assets	269,463	328,117
Goodwill	40,001,665	40,245,413
Other intangibles, net	18,023,815	18,368,792
Deferred taxes	10,200,000	10,200,000
Restricted cash	618,660	576,951
Total assets	$179,090,162	$176,434,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,022,173	$2,189,259
Accrued expenses	4,226,256	5,006,635
Deferred revenue	17,476,951	16,240,008
Other current liabilities	314,288	214,654
Current liabilities of discontinued operations	226,034	232,242
Total current liabilities	24,265,702	23,882,798
Other liabilities	78,857	90,105
Total liabilities	24,344,559	23,972,903

Stockholders' Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 shares issued and 5,500 shares outstanding as of March 31, 2008 and December 31, 2007; the aggregate liquidation preference totals $55,000,000 as of March 31, 2008 and $55,096,424 as of December 31, 2007	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,224,704 shares issued and 30,445,107 shares outstanding as of March 31, 2008, and 36,006,137 shares issued and 30,254,137 shares outstanding as of December 31, 2007	362,247	360,061
Additional paid-in capital	270,913,050	270,752,308
Treasury stock at cost; 5,779,597 shares as of March 31, 2008 and 5,752,000 shares as of December 31, 2007	(9,359,200)	(9,033,471)
Accumulated deficit	(107,170,549)	(109,617,198)
Total stockholders' equity	154,745,603	152,461,755

Total liabilities and stockholders' equity	$179,090,162	$176,434,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)
Net revenue:
Paid services	$10,759,469	$9,438,551
Marketing services	8,188,516	5,069,013
Total net revenue	18,947,985	14,507,564

Operating expense:
Cost of services	7,656,127	5,626,089
Sales and marketing	3,763,595	3,329,740
General and administrative	4,355,545	2,708,021
Depreciation and amortization	1,263,604	379,207
Total operating expense	17,038,871	12,043,057
Operating income	1,909,114	2,464,507
Net interest income	686,194	600,657
Income from continuing operations before income taxes	2,595,308	3,065,164
Provision for income taxes	145,928	61,275
Income from continuing operations	2,449,380	3,003,889
Discontinued operations:
Loss on disposal of discontinued operations	2,731	1,385
Loss from discontinued operations	2,731	1,385
Net income	2,446,649	3,002,504
Preferred stock cash dividends	96,424	-
Net income attributable to common stockholders	$2,350,225	$3,002,504

Basic net income (loss) per share
Income from continuing operations	$0.08	$0.11
Loss on disposal of discontinued operations	(0.00)	(0.00)
Net income	0.08	0.11
Preferred stock dividends	(0.00)	-
Net income attributable to common stockholders	$0.08	$0.11

Diluted net income (loss) per share
Income from continuing operations	$0.07	$0.11
Loss on disposal of discontinued operations	(0.00)	(0.00)
Net income	0.07	0.11
Preferred stock dividends	-	-
Net income attributable to common stockholders	$0.07	$0.11
Weighted average basic shares outstanding	30,392,980	27,944,360
Weighted average diluted shares outstanding	34,615,221	28,383,061

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash Flows from Operating Activities:
Net income	$2,446,649	$3,002,504
Loss from discontinued operations	2,731	1,385
Income from continuing operations	2,449,380	3,003,889
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	701,097	593,937
Depreciation and amortization	1,263,604	379,207
Deferred rent	81,113	35,726
Changes in operating assets and liabilities:
Accounts receivable	125,250	652,843
Other receivables	21,456	134,783
Prepaid expenses and other current assets	(233,669)	(86,515)
Other assets	30,841	-
Accounts payable	(167,086)	371,435
Accrued expenses	(683,955)	(2,874,651)
Deferred revenue	1,236,943	1,507,763
Other current liabilities	75,566	98
Other liabilities	(11,248)	-
Net cash provided by continuing operations	4,889,292	3,718,515
Net cash used in discontinued operations	(8,939)	(324)
Net cash provided by operating activities	4,880,353	3,718,191

Cash Flows from Investing Activities:
Purchase of Bankers Financial Products Corporation	(86,252)	-
Purchase of Corsis Technology Group II LLC	(20,000)	-
Purchase of Weiss Ratings	-	2,889
Capital expenditures	(1,390,341)	(931,118)
Proceeds from the sale of fixed assets	28,153	-
Net cash used in investing activities	(1,468,440)	(928,229)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	449,486	668,404
Costs associated with the sale of preferred stock	(125,000)	-
Cash dividends paid on common stock	(766,231)	(709,431)
Cash dividends paid on preferred stock	(192,848)	-
Repayment of note payable	-	(22,146)
Purchase of treasury stock	(325,729)	-
Restricted cash	(41,709)	-
Net cash used in financing activities	(1,002,031)	(63,173)
Net increase in cash and cash equivalents	2,409,882	2,726,789
Cash and cash equivalents, beginning of period	79,170,754	46,055,232
Cash and cash equivalents, end of period	$81,580,636	$48,782,021

Supplemental disclosures of cash flow information:

Cash payments made for interest	$10,306	$7,053
Cash payments made for income taxes	$314,436	$183,027

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including Web sites, email services, print publications and video programming, and provide online and mobile solutions for our advertisers. We also syndicate our content for distribution by other media companies. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties, to become the leading online destination where issues related to life and money intersect.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management has concluded that the implementation of SFAS No. 161 will have no impact on the Company’s consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The implementation of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The implementation of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

2. CAPITALIZED SOFTWARE AND WEB SITE DEVELOPMENT COSTS

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month periods ended March 31, 2008 and 2007, the Company capitalized software development costs totaling $147,717 and $101,225, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month periods ended March 31, 2008 and 2007, the Company capitalized Web site development costs totaling $1,066,380 and $448,956, respectively.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three-month periods ended March 31, 2008 and 2007 was $63,083, and $12,162, respectively.

3. ACQUISITIONS

Stockpickr LLC
On January 3, 2007, the Company formed a joint venture with A.R. Partners, a New York-based media holding company, to operate a Web site called Stockpickr — “The Stock Idea Network.” Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Partners owned 50.1% and the Company 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in the Stockpickr.com business that it did not already own. The purchase price of the acquisition was $1.5 million in cash and 329,567 shares of unregistered shares of the Company’s common stock, having a value on the closing date of approximately $3.5 million.

Corsis Technology Group II LLC (renamed Promotions.com LLC)
On August 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC, a leading provider of custom solutions for advertisers, marketers and content publishers. The acquisition of Corsis also included the Promotions.com business, which is a full-service online promotions agency that implements interactive promotions campaigns for some of the largest brands in the world. The purchase price of the acquisition was approximately $20.7 million. Subsequent to the acquisition, the entity was renamed Promotions.com LLC.

Bankers Financial Products Corporation
On November 2, 2007, the Company acquired, through a newly created subsidiary, all of the outstanding shares of Bankers Financial Products Corporation (“Bankers”). Bankers, using its trade name RateWatch, offers pricing information (such as certificates of deposit, IRAs, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards, and auto loans) to more than 5,500 financial institutions (including banks, credit unions, internet banks and mortgage companies). The purchase price of the acquisition was approximately $25.4 million.

Proforma Information for all Acquisitions
Unaudited pro forma consolidated financial information is presented below as if all of the acquisitions had occurred as of the first day of the period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three months ended March 31, 2007 is as follows:

Total revenue	$20,040,206
Net income	$4,043,970
Basic net income per share	$0.14
Diluted net income per share	$0.13
Weighted average basic shares outstanding	29,604,238
Weighted average diluted shares outstanding	30,042,939

4. STOCK-BASED COMPENSATION

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of equity incentives. Awards that have been granted under the 1998 Plan and the 2007 Plan generally vest over a three-year period (except the recent grants to Mr. Cramer which vests over a five year period) and stock options generally have terms of five years. As of March 31, 2008, there remained 786,701 shares available for future awards under the 2007 Plan. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $701,097 and $593,937 of non-cash compensation for the three-month periods ended March 31, 2008 and 2007, respectively.

A stock option represents the right, once the option has vested and become exercisable, to purchase a share of the Company’s common stock at a particular exercise price set at the time of the grant. An RSU represents the right to receive one share of the Company’s common stock (or, if provided in the award, the fair market value of a share in cash) on the applicable vesting date for such RSU. Until the stock certificate for a share of common stock represented by an RSU is delivered, the holder of an RSU does not have any of the rights of a stockholder with respect to the common stock. The grant of an RSU includes the grant of dividend equivalents with respect to such RSU. The Company records cash dividends for RSUs to be paid in the future at an amount equal to the rate paid on a share of common stock for each then-outstanding RSU granted. The accumulated dividend equivalents related to outstanding grants vest on the applicable vesting date for the RSU with respect to which such dividend equivalents were credited, and are paid in cash at the time a stock certificate evidencing the shares represented by such vested RSU is delivered.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 were $701,097 and $593,937, respectively. As of March 31, 2008, there was approximately $6.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.24 years.

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three months ended March 31, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2008 and 2007 was $3.79 and $4.23, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Three Months Ended March 31,
	2008	2007
Expected option lives	3.5 years	3.5 years
Expected volatility	47.07%	49.73%
Risk-free interest rate	2.33%	4.63%
Expected dividend yield	0.75%	1.04%

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

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2007	1,926,354	$6.45
Options granted	399,478	$11.24
Restricted stock units granted	148,261	$0.00
Options exercised	(107,268)	$4.19
Shares issued under restricted stock units	(118,041)	$0.00
Options cancelled	(5,000)	$10.24
Restricted stock units cancelled	(13,335)	$0.00
Awards outstanding at March 31, 2008	2,230,449	$7.36	$5,424	2.93
Awards vested and expected to vest at March 31, 2008	2,078,789	$7.25	$5,155	1.96
Options exercisable at March 31, 2008	902,302	$5.30	$3,108	1.66
Restricted stock units eligible to be issued at March 31, 2008	0	$0.00	$0	2.14

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2008 and changes in the three-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2007	1,203,127	$4.66
Shares underlying options granted	399,478	$3.79
Shares underlying restricted stock units granted	148,261	$12.10
Shares underlying options vested	(286,340)	$2.50
Shares underlying restricted stock units vested	(118,041)	$8.59
Shares underlying options cancelled	(5,000)	$3.81
Shares underlying restricted stock units cancelled	(13,335)	$9.38
Shares underlying awards unvested at March 31, 2008	1,328,150	$5.30

For the three months ended March 31, 2008 and 2007, the total fair value of share-based awards vested was $1,730,421 and $1,392,741, respectively. For the three months ended March 31, 2008 and 2007, the total intrinsic value of options exercised was $1,051,606 and $1,375,733, respectively.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers for aggregate consideration of $55 million (i) 5,500 shares of its newly-created Series B preferred stock, par value $0.01 per share (“Series B Preferred Stock”), which are immediately convertible into an aggregate of 3,856,942 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share.

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

Investor Rights Agreement

On November 15, 2007, the Company also entered into an Investor Rights Agreement with the Purchasers pursuant to which, among other things, the Company agreed to grant the Purchasers certain rights including the right to require the Company to file a registration statement within 30 days to register the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants and to use its reasonable best efforts to cause the registration to be declared effective within 90 days after the date the registration statement is filed.

Certificate of Designation

On November 15, 2007, the Company also filed a Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation authorizes the Company to issue 5,500 of its 10,000,000 authorized shares of preferred stock as shares of Series B Preferred Stock.

The Series B Preferred Stock was purchased for $10,000 per share (the “Original Issue Price”). In the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of Series B Preferred Stock are entitled to receive, prior to any distribution to the holders of Common Stock, an amount per share equal to the Original Issue Price, plus any declared and unpaid dividends.

The holders of Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. For so long as 40% of the shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to elect one person to the Company’s board of directors.

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

Treasury Stock

In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the three months ended March 31, 2008 and 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, and the issuance of restricted stock units in January 2008 to Company employees, the Company withheld 231,602, 66,982 and 27,597 shares, respectively, in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of equity incentives. Awards that have been granted under the 1998 Plan and the 2007 Plan generally vest over a three-year period (except the recent grants to Mr. Cramer which vests over a five year period) and stock options generally have terms of five years. As of March 31, 2008, there remained 786,701 shares available for future awards under the 2007 Plan. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $701,097 and $593,937 of non-cash compensation for the three-month periods ended March 31, 2008 and 2007, respectively.

For the three-month periods ended March 31, 2008 and 2007, 399,478 and 152,500 stock options, respectively, and 148,261 and 247,210 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three-month periods ended March 31, 2008 and 2007, 107,268 and 184,500 stock options were exercised, respectively, and 118,041 and 46,996 shares were issued under restricted stock unit grants, respectively, yielding approximately $0.4 million and $0.7 million, respectively, to the Company.

Issuance of Common Stock for Acquisitions

On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr LLC that it did not already own (See Note 3 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 329,567 unregistered shares of the Company’s common stock.

On August 2, 2007, the Company announced the acquisition of Corsis Technology Group II LLC (renamed Promotions.com LLC) (See Note 3 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 694,230 unregistered shares of the Company’s common stock.

On November 2, 2007, the Company announced the acquisition of Bankers Financial Products Corporation (See Note 3 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 636,081 unregistered shares of the Company’s common stock.

Dividends

On March 31, 2008, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on March 14, 2008. This dividend totaled approximately $0.9 million.

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

In light of the termination of the settlement, Plaintiffs subsequently submitted Second Amended Complaints for each of the class certification focus cases including the Amended Master Allegations and then moved for certification of the redefined classes identified in their Second Amended Complaints. In response, Defendants moved to dismiss Plaintiffs’ Second Amended Complaints on November 13, 2007. On December 21, 2007 Plaintiffs filed an Opposition to Defendants’ Motion to Dismiss the Second Amended Complaints. On January 28, 2008, Defendants filed a reply brief in further support of their Motion to Dismiss Plaintiffs’ Second Amended Complaints. The court has not yet ruled on the pending motion. On April 22, 2008, Issuer Defendants filed a sur-reply memorandum on the issue of loss causation in opposition to Plaintiffs’ Motion for Class Certification in the Six Focus Cases. The court has not ruled on the aforementioned motions. The Company is not named in any of the focus cases.

We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

7. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three month periods ended March 31, 2008 and 2007, approximately 2.2 million and 0.4 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2008	2007
Basic net income (loss) per share
Numerator:
Income from continuing operations	$2,449,380	$3,003,889
Loss on disposal of discontinued operations	(2,731)	(1,385)
Preferred stock cash dividends	(96,424)	-
Numerator for basic earnings per share -
Net income available to common stockholders	$2,350,225	$3,002,504

Denominator:
Weighted average basic shares outstanding	30,392,980	27,944,360

Net income (loss) per basic share:
Income from continuing operations	$0.08	$0.11
Loss on disposal of discontinued operations	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	-
Net income available to common stockholders	$0.08	$0.11

Dilutive net income (loss) per share
Numerator:
Income from continuing operations	$2,449,380	$3,003,889
Loss on disposal of discontinued operations	(2,731)	(1,385)
Preferred stock cash dividends	-	-
Numerator for diluted earnings per share -
Net income available to common stockholders	$2,446,649	$3,002,504

Denominator:
Weighted average basic shares outstanding	30,392,980	27,944,360
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	365,299	438,701
Convertible preferred stock	3,856,942	-
Weighted average diluted shares outstanding	34,615,221	28,383,061

Net income (loss) per diluted share:
Income from continuing operations	$0.07	$0.11
Loss on disposal of discontinued operations	(0.00)	(0.00)
Preferred stock cash dividends	-	-
Net income available to common stockholders	$0.07	$0.11

8.	INCOME TAXES

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For the year ended December 31, 2006, the Company recorded a full valuation allowance against the deferred tax asset. During the year ended December 31, 2007, the valuation allowance was reduced by $16 million, as management concluded that it was more likely than not that the Company would realize the benefits of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount was reflected as a benefit to that year’s tax provision.

The Company recognized a deferred tax asset of approximately $45 million and $52 million as of March 31, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $127 million and $130 million as of March 31, 2008 and 2007, respectively, available to offset future taxable income through 2025.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2008, the Company recorded a valuation allowance of $29 million against the deferred tax asset. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the March 31, 2008 valuation allowance.

9.	ACCRUED EXPENSES

Accrued expenses as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31,	December 31,
	2008	2007
Payroll and related costs	$1,477,311	$821,529
Other liabilities	738,037	940,170
Professional fees	573,129	830,831
Advertising fees	337,310	242,242
Distribution fees	334,332	270,378
Third party content and data costs	241,843	197,319
Consulting fees	182,741	39,232
Tax related costs	162,719	331,198
Statistical services fees	91,816	109,644
Insurance	62,297	222,207
Bonuses	24,721	1,001,885
Total accrued expenses	$4,226,256	$5,006,635

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the three months ended March 31, 2008 and 2007, the Company’s top five advertisers accounted for approximately 29% and 36%, respectively, of its total advertising revenue. For the three months ended March 31, 2008, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 11% for the three months ended March 31, 2007.

11.	RECENT EVENTS

Contract with James J. Cramer

On April 9, 2008, the Company and its co-founder, director and columnist, James J. Cramer, entered into a new employment agreement (the “Employment Agreement”), effective January 1, 2008.  Pursuant to the Employment Agreement, Mr. Cramer will, among other things, author articles for the Company’s advertising supported and paid publications including the Company’s Action Alerts PLUS product and provide reasonable promotional and other services, subject to certain terms and conditions.

As compensation for his services under the Employment Agreement, Mr. Cramer will receive, among other things, an annual salary of $1,300,000, $1,560,000 and $1,872,000, respectively, for the three successive years of the Employment Agreement.  In addition, Mr. Cramer will receive a signing bonus in the amount of $100,000 and will be eligible for an annualized target bonus equal to 75% of salary based upon achievement of financial targets as determined by the Company.

Mr. Cramer also will receive restricted stock units (“RSUs”) under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”) with respect to 300,000 shares of the Company’s common stock.  The RSUs will be payable in shares of such common stock and vest and become payable in equal installments on each January 1 of the next successive five years, provided that Mr. Cramer remains an employee of the Company on such date, subject to accelerated vesting following a “Change of Control” (as defined in the Employment Agreement) and other terms and conditions.  Mr. Cramer also is eligible to receive additional awards under the 2007 Plan as determined by the Company. Subject to certain terms and conditions, Mr. Cramer also is entitled to a cash “Change of Control” payment equal to three times his “base amount” (as defined in the Employment Agreement) following a Change of Control, following which Mr. Cramer also has the right to terminate the Employment Agreement.

The Employment Agreement has a term of three years, provided that Mr. Cramer may terminate the Employment Agreement as of January 15 of any year upon not less than 60 days and not more than 90 days prior written notice to the Company, whereupon he will be entitled to, among other things, salary, vested RSUs and the prior year’s unpaid bonus, if any, through the date of termination, subject to certain terms and conditions.  If the Company terminates Mr. Cramer’s employment for Cause or Mr. Cramer terminates his employment without Good Reason, then he will be entitled to, among other things, salary and vested RSUs through the date of termination, subject to certain terms and conditions.  If Mr. Cramer terminates his employment for Good Reason,  then he will be entitled to, among other things, salary through the date of termination, accelerated vesting of all RSUs, an amount equal to the Change of Control payment, the prior year’s unpaid bonus, if any, and pro-rated then current year bonus, if any, subject to certain terms and conditions.

If certain payments to Mr. Cramer, including pursuant to a Change of Control, are determined to be subject to the excise tax imposed under the Internal Revenue Code Section 4999 (the “Excise Tax”), then Mr. Cramer will be entitled to an additional payment in an amount such that the net amount of such additional payment retained by Mr. Cramer after payment of certain income and employment taxes shall be equal to the Excise Tax imposed on the payments to Mr. Cramer; provided however that such additional payments shall only be made to Mr. Cramer if the total parachute payments payable to Mr. Cramer exceed the point at which Excise Tax apply by at least 10%.

Investment in Debtfolio, Inc.

On April 23, 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site. Geezeo combines online personal finance tools in a social networking environment to assist consumers in achieving their financial goals. Geezeo allows users to track bank accounts and credit card balances, as well as investments, mortgages, student loans and auto loans. The Company’s investment in Geezeo includes an initial investment of $1.2 million for an approximate 13% interest in Geezeo, the right to invest approximately $800,000 in additional funds to increase to an approximate 18% ownership, and the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009. Promotions.com has agreed to provide software development services to Geezeo on an arms length basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2007. Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto.

Overview

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”), is a leading financial media company. We distribute our content through proprietary properties, including Web sites, email services, print publications and video programming, and provide online and mobile solutions for our advertisers. We also syndicate our content for distribution by other media companies. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties to become the leading online destination where issues related to life and money intersect.

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

A national survey conducted by consumer advocacy group Consumer Action and leading financial services provider Capital One Financial Corporation (1) found that many Americans are missing important savings opportunities. The survey found that, while the majority of Americans do regularly put aside money in savings, many are not maximizing the rate of return from that money for their greatest benefit and that most Americans (53%) are still using traditional passbook savings accounts for their savings. Although high-yield money market accounts and certificates of deposit (CDs) both generally offer a significantly higher interest rate, few Americans take advantage of those higher rates with over a third of respondents claiming they do not know the interest rate on their savings vehicle. And while a quarter of respondents cited “retirement” as their number one reason for saving, the survey found that nearly half of Americans (48%) still do not participate in any kind of retirement plan, such as a 401k or an IRA.

1 Consumer Action and Capital One Financial Corporation national Survey “2007 annual Survey of America’s ‘Financial IQ,’” released September 2007.

As uncertainty about the future of the social security safety net continues to grow, and the number of companies offering their employees the protection of defined benefit pension plans continues to decline, we believe that individuals are increasingly seeking reliable investment and financial planning information.

Our goal is to meet our consumer audience and advertiser demands while becoming the leading independent destination online network where issues related to life and money intersect by providing:

•	A broader range of content to our consumer audience, including real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

The Company generates its revenue primarily from paid and marketing services. Paid services include subscription fees paid by customers for access to particular services as well as syndication and licensing revenue. Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, video and email advertisements on the Company’s Web sites, as well as revenue associated with Promotions.com.

In the first quarter of 2008, the Company’s paid services revenue comprised 57% of total revenue, compared to 65% in the first quarter of 2007. Our paid services include our subscription services, which are generally targeted at more experienced investors and syndication, licensing and information services revenue. We seek to grow our paid services business through ongoing tailoring and enhancement of our service offerings, external marketing and promotion, and promotion on our expanding network of Web sites.

We believe that the growth opportunity of our marketing services business is greater than that of our paid services business. We anticipate a continued shift in our revenue mix toward increased marketing services revenue as we pursue our strategy to attract a large consumer audience to our expanding array of content, and monetize that content through the increasingly sophisticated interactive marketing and promotional campaigns advertisers demand through our Promotions.com business. See “Risk Factors — We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

In the first quarter of 2008, the Company’s marketing services revenue comprised 43% of total revenue, compared to 35% in the first quarter of 2007.

We generate revenue from our content through the sale of the following types of advertising placements:

•
Banner, tile and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com , as well as on our paid subscription site, RealMoney;

•	Advertisement placements in our free email newsletters;
•	Sponsorship of stand-alone emails to our registered users; and
•	Advertisements in TheStreet.com TV and in our audio Podcasts.

As a result of the attractiveness of our expanded content offerings and our success in implementing marketing relationships with other high-traffic Web sites, we experienced strong increases in unique visitors to our network of Web sites. In the first quarter of 2008, our network attracted an average of 6.3 million unique visitors per month, an increase of 26% over the prior year. The growth in our unique audience attracted new advertisers to the site, and allowed us to expand our relationships with a number of our existing advertisers. Advertising revenue in the first quarter of 2008 from non-financial advertisers increased by 44% over the first quarter of 2007, and represented 40% of total advertising revenue for the quarter, as compared to 32% in 2007.

Additionally, we believe that the continued general shift of advertising spending from traditional media to online advertising has led to increased spending by our advertisers.

Finally, the wealth of free, advertising supported content on our network of Web sites, and paid content offerings through our RealMoney Web site and subscription services, has earned recognition as reliable, timely, relevant and educational, which attracts a growing consumer audience and is attractive to advertisers seeking to associate their brands with high quality content. In the first quarter of 2008, we received the following awards:

•	Webby Award nomination for the Company's recently launched personal finance Web site MainStreet.com (www.mainstreet.com) for the Best Business Blog of 2008
•	Society of American Editors and Writers Award for Enterprise Reporting
•	Society of American Editors and Writers Award for Commentary

In 2007, we received the following awards and distinctions:

•	2007 Media Industry Newsletter “Best of the Web Award,” winner for Editor of a Web site (David Morrow, the Company’s editor-in-chief)
•	2007 Media Industry Newsletter “Best of the Web Award” Finalist, Best Premium Web site for RealMoney Silver
•	2007 Media Industry Newsletter “Best of the Web Award” Finalist, Best Mobile Application for TheStreet.com Mobile
•	2007 Codie Awards finalist for “Best Online News Service,” recognizing the excellence of TheStreet.com , the Company’s free, flagship Web site
•	2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily Booyahs, a column that appears regularly on RealMoney , one of the Company’s subscription Web sites

The Company undertook two major internal initiatives in 2007 to further achieve its goal of becoming the leading independent destination online network where issues related to life and money intersect, as well as being the go-to network for advertisers seeking to reach an influential audience. First, a complete redesign of TheStreet.com was completed in the first quarter of 2008, culminating more than a year of effort delivering a more dynamic environment for our readers and advertisers.

The Company also began the development of MainStreet.com in 2007, a free site that features general news articles with a tie to a personal finance topic. The genesis for MainStreet.com was sparked by advertiser demand for personal finance content and the Company’s desire to expand its audience to a new group of readers beyond its traditional business and finance category. MainStreet.com launched in the first quarter of 2008.

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

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, video and email advertisements on the Company’s Web sites, and is recognized ratably over the period the advertising is displayed, provided that collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with Promotions.com. Promotions.com revenue is derived principally from management contracts in which Promotions.com typically provides custom services for the creation, implementation, and administration of an online promotion on a customer’s website and for managing the customer’s information technology functions. Promotions.com recognizes revenue related to its services as the services are provided or ratably over the period of the contract, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

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

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three months ended March 31, 2008 and 2007, the Company capitalized $147,717 and $101,225, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three months ended March 31, 2008 and 2007, the Company capitalized Web site development costs totaling $1,066,380 and $448,956, respectively.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was $63,083 and $12,162, for the three months ended March 31, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years, of furniture and fixtures is five years; and of capitalized software and Web site development costs is variable based upon the applicable project. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

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

Upon the adoption of SFAS No. 142 in the first quarter of 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based upon annual impairment tests as of October 31, 2007 and September 30, 2006, no impairment was indicated for the Company’s goodwill and intangible assets with indefinite lives.

Investment of the Company’s Cash

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions.

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

For the three months ended March 31, 2008 and 2007, the Company’s top five advertisers accounted for approximately 29% and 36%, respectively, of its total advertising revenue. For the three months ended March 31, 2008, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 11% for the three months ended March 31, 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 were $701,097 and $593,937, respectively. As of March 31, 2008, there was approximately $6.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.24 years.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the three months ended March 31, 2008 was $3.79, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding three and one half years, which is equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Three Months Ended March 31, 2008
Expected option lives	3.5 years
Expected volatility	47.07%
Risk-free interest rate	2.33%
Expected dividend yield	0.75%

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and -without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

Results of Operations

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

Revenue

	For the Three Months Ended March 31,
Revenue:	2008	Percent of Total Revenue	2007	Percent of Total Revenue	Percent Change
Paid services	$10,759,469	57%	$9,438,551	65%	14%
Marketing services	8,188,516	43%	5,069,013	35%	62%
Total revenue	$18,947,985	100%	$14,507,564	100%	31%

Paid services. Paid services revenue is derived from annual and monthly subscriptions to the Company’s 13 paid services, and through the syndication and licensing of our content to third parties. Subscription revenue is recognized ratably over the subscription period, while syndication and licensing revenue is recognized over the contract period.

	For the Three Months Ended March 31,		Percent
	2008	2007	Change
Paid services:
Subscription	$8,046,390	$8,743,015	-8%
Syndication, licensing and information services	2,713,079	695,536	290%
Total	$10,759,469	$9,438,551	14%

The decrease in subscription revenue is directly related to the outsourcing of TheStreet.com Ratings business to Grey Publishing in the second quarter of 2007. Whereas before the outsourcing of this business revenue reflected the full sales price of the product, revenue now reflects a fee based upon a percentage of the sales price, and is recorded as licensing revenue. Additionally, the decrease in subscription revenue is affected by a reduction in subscription marketing activities related to our 13 subscription services, including paid search, online advertising, email list buying and other marketing activities, as we refined our subscription marketing plan to ensure an acceptable level of return on investment.

The increase in syndication, licensing and information services revenue is primarily the result of the information services revenue received from the operations of Bankers Financial Products, licensing revenue derived from the TheStreet.com Ratings license agreement with Grey Publishing noted above, and other syndication of TheStreet.com Ratings data.

For the three months ended March 31, 2008, approximately 73% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 71% for the three months ended March 31, 2007. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three months ended March 31, 2008 and 2007.

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

	For the Three Months Ended March 31,		Percent
	2008	2007	Change
Marketing services:
Advertising	$5,962,745	$5,069,013	18%
Interactive marketing services	2,225,771	-	N/A
Total	$8,188,516	$5,069,013	62%

Advertising revenue for the three months ended March 31, 2008, increased by 18% when compared to the three months ended March 31, 2007. The increase is primarily attributable to the effective monetization of a 26% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the year ended March 31, 2007. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 40% of total advertising revenue in the three months ended March 31, 2008, as compared to 32% in the three months ended March 31, 2007. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements in the Company’s publications.

The number of advertisers for the three months ended March 31, 2008 was 104 as compared to 75 for the three months ended March 31, 2007. The Company’s top five advertisers accounted for approximately 29% of its total advertising revenue for the three months ended March 31, 2008, as compared to approximately 36% for the three months ended March 31, 2007. For the three months ended March 31, 2008, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 11% of total advertising revenue during the three months ended March 31, 2007.

The increase in marketing services revenue also reflects incremental interactive marketing services revenue associated with Promotions.com, which was acquired on August 2, 2007.

Operating Expense

	For the Three Months Ended March 31,		Percent
	2008	2007	Change
Operating expense:
Cost of services	$7,656,127	$5,626,089	36%
Sales and marketing	3,763,595	3,329,740	13%
General and administrative	4,355,545	2,708,021	61%
Depreciation and amortization	1,263,604	379,207	233%
Total operating expense	$17,038,871	$12,043,057	41%

Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 40.4% for the three months ended March 31, 2008, as compared to 38.8% for the three months ended March 31, 2007. This increase is in part due to the impact of the acquisition of Promotions.com, which is a labor intensive business.

The increase in cost of services over the periods was largely the result of increased compensation and related costs totaling approximately $1.7 million, which reflects incremental costs associated with the operations of Promotions.com, Stockpickr and Bankers Financial Products. Additionally, the Company experienced increases in hosting, fulfillment, data and computer maintenance costs, the sum of which increased by approximately $0.5 million over the periods. These increased costs were partially offset by reduced expenses related to printing (due to the outsourcing of TheStreet.com Ratings business), consulting and recruiting, the sum of which decreased by approximately $0.2 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com, Stockpickr and Bankers Financial Products since the dates of their acquisitions.

Additionally, on April 9, 2008, we entered into a new employment agreement with Mr. Cramer under which he will provide services similar to those he previously provided. However, the new agreement provides for a significant increase in Mr. Cramer’s compensation and benefits. The additional compensation to Mr. Cramer as a result of the agreement will result in an increase of such expense as compared with prior periods.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

As a percentage of revenue, sales and marketing expense was 19.9% for the three months ended March 31, 2008, as compared to 23.0% in the three months ended March 31, 2007. This decrease is primarily attributable to the recently acquired Promotions.com and Bankers Financial Products businesses, both of which have historically invested minimal amounts in sales and marketing activities.

The increase in sales and marketing expense over the periods was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, totaling approximately $0.3 million, to drive the Company’s revenue growth, combined with increased consulting fees totaling approximately $0.1 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com, Bankers Financial Products and Stockpickr since the dates of their acquisitions.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 23.0% in the three months ended March 31, 2008, as compared to 18.7% in the three months ended March 31, 2007. This increase is largely attributable to investments in the Company’s administrative structure to better manage the expanded operations and to allow for future growth.

The increase in general and administrative expense over the periods was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, occupancy costs, and increased professional and recruiting fees, the sum of which increased by approximately $1.5 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com, Bankers Financial Products and Stockpickr since the dates of their acquisitions.

Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 6.7% in the three months ended March 31, 2008, as compared to 2.6% in the three months ended March 31, 2007. This increase is largely attributable to amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $600,000 of additional amortization cost, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, combined with higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2008	2007	Change
Net interest income	$686,194	$600,657	14%

The increase in net interest income is primarily the result of a higher cash balances, partially offset by reduced interest rates.

Discontinued Operations

	For the Three Months Ended March 31,		Percent
	2008	2007	Change
Loss on disposal of discontinued operations	$2,731	$1,385	97%

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the three-month periods ended March 31, 2008 and 2007, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	March 31,	December 31,
	2008	2007
Current liabilities	$226,034	$232,242

Net Income

Net income for the three-month period ended March 31, 2008 totaled $2,446,649, or $0.08 per basic and $0.07 per diluted share, compared to $3,002,504, or $0.11 per basic and diluted share for the three-month period ended March 31, 2007.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-month period ended March 31, 2008 totaled $3,169,987, as compared to EBITDA of $2,887,954 for the three-month period ended March 31, 2007. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s Net Income and various cash flow measures (e.g., Cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Three Months Ended March 31,
	2008	2007
Net income	$2,446,649	$3,002,504
Less net interest income	(686,194)	(600,657)
Add taxes	145,928	106,900
Add depreciation and amortization	1,263,604	379,207
EBITDA	$3,169,987	$2,887,954

Liquidity and Capital Resources

The Company invests in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds can easily be made available for operating purposes. As of March 31, 2008, the Company’s cash and cash equivalents and noncurrent restricted cash amounted to $82,199,296, representing 46% of total assets.

Cash generated from operations was sufficient to cover expenses during the three-month period ended March 31, 2008. Net cash provided by operating activities totaled $4,880,353 for the three-month period ended March 31, 2008, as compared to net cash provided by operating activities totaling $3,718,191 for the three-month period ended March 31, 2007. The increase in net cash provided by operating activities is primarily related to the following:

•
lower annual incentive compensation payments during the three months ended March 31, 2008 related to the 2007 fiscal year, as compared to payments made during the three months ended March 31, 2007 related to the 2006 fiscal year; and

•
increased noncash expenses, particularly related to amortization of intangible assets associated with the acquisitions of Stockpickr LLC, Corsis Technology Group II LLC (renamed Promotions.com LLC) and Bankers Financial Products Corporation;

These increases were partially offset by the following:

•	a lower reduction of receivables during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007; and

•	a decrease in accounts payable in the three months ended March 31, 2008, as compared to an increase during the three months ended March 31, 2007.

Net cash provided by operating activities of $4,880,353 for the three-month period ended March 31, 2008 was primarily the result of the Company’s net income combined with noncash expenses and an increase in deferred revenue (primarily the result of the timing of renewals), partially offset by a decrease in accrued expenses (primarily the result of payments related to annual incentive compensation), and an increase in prepaid expenses.

Net cash used in investing activities of $1,468,440 for the three-month period ended March 31, 2008 was primarily the result of capital expenditures consisting of capitalized website and software development costs and purchases of computer hardware, software, leasehold improvements and furniture and fixtures.

Net cash used in financing activities of $1,002,031 for the three-month period ended March 31, 2008 primarily consisted of cash dividends paid and the purchase of treasury stock partially offset by the proceeds from the exercise of stock options.

The Company has a total of $618,660 of cash invested in certificates of deposit and treasury bills that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City. The office leases do not expire within the next 12 months, and the restricted cash is therefore classified as a noncurrent asset.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $6.2 million through March 31, 2009, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a cash dividend in the amount of $0.025 per share of common stock during the first quarter of 2008, which resulted in cash expenditures of approximately $0.9 million. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that it serves the best interests of stockholders by most effectively utilizing cash balances.

For the year ended December 31, 2006, the Company recorded full valuation allowance against the deferred tax asset. During the year ended December 31, 2007, the valuation allowance was reduced by $16 million, as management concluded that it was more likely than not that the Company would realize the benefits of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount was reflected as a benefit to that year’s tax provision.

The Company recognized a deferred tax asset of approximately $45 million and $52 million as of March 31, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $127 million and $130 million, as of March 31, 2008 and 2007, respectively, available to offset future taxable income through 2025.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of March 31, 2008, the Company recorded a valuation allowance of $29 million against the deferred tax asset. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the March 31, 2008 valuation allowance.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $600,458 for the three-month period ended March 31, 2008, as compared to $391,064 for the three-month period ended March 31, 2007. The change in rent and equipment rental expenses was primarily due to additional office space resulting from the Promotions.com and Bankers Financial Products Corporation acquisitions, increased headcount and changes in operating expense escalations. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of March 31, 2008, total future minimum cash payments are as follows:

	Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
Operating leases	$4,372,073	$1,713,359	$1,664,575	$507,083	$487,056
Employment agreements	8,739,530	4,074,092	4,665,438	-	-
Outside contributor agreements	400,538	400,538	-	-	-
Leases payable	95,566	41,795	53,771	-	-
Total contractual cash obligations	$13,607,707	$6,229,784	$6,383,784	$507,083	$487,056

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the design and operation of these disclosure controls and procedures were effective. During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In light of the termination of the settlement, Plaintiffs subsequently submitted Second Amended Complaints for each of the class certification focus cases including the Amended Master Allegations and then moved for certification of the redefined classes identified in their Second Amended Complaints. In response, Defendants moved to dismiss Plaintiffs’ Second Amended Complaints on November 13, 2007. On December 21, 2007 Plaintiffs filed an Opposition to Defendants’ Motion to Dismiss the Second Amended Complaints. On January 28, 2008, Defendants filed a reply brief in further support of their Motion to Dismiss Plaintiffs’ Second Amended Complaints. The court has not yet ruled on the pending motion. On April 22, 2008, Issuer Defendants filed a sur-reply memorandum on the issue of loss causation in opposition to Plaintiffs’ Motion for Class Certification in the Six Focus Cases. The court has not ruled on the aforementioned motions. The Company is not named in any of the focus cases.

We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the material risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.

A significant portion of our subscription revenue is generated by James J. Cramer and other key writers and the loss of the services of these writers, including in particular Mr. Cramer, who recently entered into a new employment agreement, would have a material adverse effect on the Company.

We strive to differentiate our services from those provided by other finance focused products available in the marketplace, having introduced, in recent years, publications containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While we believe that the success of our publications is dependent in part upon our brands, some of these publications, particularly the newsletters, nonetheless reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenue. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer. On April 9, 2008, we entered into a new employment agreement with Mr. Cramer under which he will provide services similar to those he previously provided. The new agreement has a term of three years and provides that Mr. Cramer may terminate the agreement as of January 15 of any year. The loss of his services, would have a material adverse effect on the Company. We can make no assurances that we will be able to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our publications. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

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

For the three months ended March 31, 2008, our top five advertisers accounted for approximately 29% of our total advertising revenue, as compared to approximately 36% for the three months ended March 31, 2007. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1 – 31, 2008	-	$-	-	$2,678,878
February 1 – 29, 2008	-	$-	-	$2,678,878
March 1 – 31, 2008	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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
* Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: May 9, 2008	By:	/s/ Thomas J. Clarke, Jr.
Name: Thomas J. Clarke, Jr.
Title: Chairman of the Board and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Eric Ashman
Name: Eric Ashman
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
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
* Incorporated by Reference