Form 10-Q
period 2008-06-30
THESTREET COM
filed 2008-08-08
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of August 6, 2008)
Common Stock, par value $0.01 per share	30,482,949

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2008

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
ASSETS
Current Assets:
Cash and cash equivalents	$80,445,570	$79,170,754
Accounts receivable, net of allowance for doubtful accounts of $362,936 as of June 30, 2008 and $242,807 as of December 31, 2007	12,418,910	11,133,957
Other receivables	1,227,468	1,227,144
Deferred taxes	5,800,000	5,800,000
Prepaid expenses and other current assets	2,573,372	1,652,608
Total current assets	102,465,320	98,984,463
Property and equipment, net of accumulated depreciation and amortization of $18,982,016 as of June 30, 2008 and $17,493,847 as of December 31, 2007	8,671,531	7,730,922
Long term investment	1,392,976	-
Other assets	222,927	328,117
Goodwill	40,001,665	40,245,413
Other intangibles, net	17,334,670	18,368,792
Deferred taxes	10,200,000	10,200,000
Restricted cash	618,660	576,951
Total assets	$180,907,749	$176,434,658
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,265,764	$2,189,259
Accrued expenses	3,470,673	5,006,635
Deferred revenue	17,199,950	16,240,008
Other current liabilities	390,418	214,654
Current liabilities of discontinued operations	223,925	232,242
Total current liabilities	23,550,730	23,882,798
Other liabilities	91,813	90,105
Total liabilities	23,642,543	23,972,903
Stockholders' Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 shares issued and 5,500 shares outstanding as of June 30, 2008 and December 31, 2007; the aggregate liquidation preference totals $55,000,000 as of June 30, 2008 and $55,096,424 as of December 31, 2007	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,262,546 shares issued and 30,482,949 shares outstanding as of June 30, 2008, and 36,006,137 shares issued and 30,254,137 shares outstanding as of December 31, 2007	362,625	360,061
Additional paid-in capital	271,131,031	270,752,308
Treasury stock at cost; 5,779,597 shares as of June 30, 2008 and 5,752,000 shares as of December 31, 2007	(9,359,200)	(9,033,471)
Accumulated deficit	(104,869,305)	(109,617,198)
Total stockholders' equity	157,265,206	152,461,755
Total liabilities and stockholders' equity	$180,907,749	$176,434,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenue:
Paid services	$10,289,939	$9,404,349	$21,049,408	$18,842,900
Marketing services	9,398,992	5,494,939	17,587,508	10,563,952
Total net revenue	19,688,931	14,899,288	38,636,916	29,406,852
Operating expense:
Cost of services	8,366,156	5,645,418	16,022,283	11,271,507
Sales and marketing	3,630,394	3,055,464	7,393,989	6,385,204
General and administrative	4,078,822	2,765,133	8,434,367	5,473,154
Depreciation and amortization	1,584,780	435,935	2,848,384	815,142
Total operating expense	17,660,152	11,901,950	34,699,023	23,945,007
Operating income	2,028,779	2,997,338	3,937,893	5,461,845
Net interest income	400,243	625,042	1,086,437	1,225,699
Income from continuing operations before income taxes	2,429,022	3,622,380	5,024,330	6,687,544
Provision for income taxes	125,693	72,454	271,621	133,729
Income from continuing operations	2,303,329	3,549,926	4,752,709	6,553,815
Discontinued operations:
(Loss) income on disposal of discontinued operations	(2,085)	262	(4,816)	(1,123)
(Loss) income from discontinued operations	(2,085)	262	(4,816)	(1,123)
Net income	2,301,244	3,550,188	4,747,893	6,552,692
Preferred stock cash dividends	96,424	-	192,848	-
Net income attributable to common stockholders	$2,204,820	$3,550,188	$4,555,045	$6,552,692
Basic net income (loss) per share
Income from continuing operations	$0.07	$0.12	$0.16	$0.23
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.07	0.12	0.16	0.23
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net income attributable to common stockholders
Diluted net income (loss) per share	$0.07	$0.12	$0.15	$0.23
Income from continuing operations	$0.07	$0.12	$0.14	$0.23
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.07	0.12	0.14	0.23
Preferred stock cash dividends	-	-	-	-
Net income attributable to common stockholders	$0.07	$0.12	$0.14	$0.23
Weighted average basic shares outstanding	30,452,497	28,422,332	30,422,738	28,184,671
Weighted average diluted shares outstanding	34,597,480	28,651,451	34,647,940	28,388,565

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash Flows from Operating Activities:
Net income	$4,747,893	$6,552,692
Loss from discontinued operations	4,816	1,123
Income from continuing operations	4,752,709	6,553,815
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,653,132	1,071,581
Provision for doubtful accounts	125,000	-
Depreciation and amortization	2,848,384	815,142
Deferred rent	60,726	29,447
Changes in operating assets and liabilities:
Accounts receivable	(1,409,953)	(82,154)
Other receivables	(324)	136,419
Prepaid expenses and other current assets	(833,482)	(598,982)
Other assets	50,966	-
Accounts payable	76,505	(1,623)
Accrued expenses	(1,439,538)	(1,874,510)
Deferred revenue	959,942	1,526,722
Other current liabilities	175,764	80,957
Other liabilities	(30,739)	-
Net cash provided by continuing operations	6,989,092	7,656,814
Net cash used in discontinued operations	(13,133)	(1,123)
Net cash provided by operating activities	6,975,959	7,655,691
Cash Flows from Investing Activities:
Purchase of Bankers Financial Products Corporation	(86,252)	-
Purchase of Corsis Technology Group II LLC	(20,000)	-
Purchase of Weiss Ratings	-	30,922
Purchase of Stockpickr.com	-	(1,572,106)
Long term investment	(1,392,976)	-
Capital expenditures	(2,494,361)	(2,558,350)
Proceeds from the sale of fixed assets	28,153	-
Net cash used in investing activities	(3,965,436)	(4,099,534)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	588,874	1,450,528
Costs associated with the sale of preferred stock	(125,000)	-
Cash dividends paid on common stock	(1,542,871)	(1,430,151)
Cash dividends paid on preferred stock	(289,272)	-
Repayment of note payable	-	(22,146)
Purchase of treasury stock	(325,729)	-
Restricted cash	(41,709)	-
Net cash used in financing activities	(1,735,707)	(1,769)
Net increase in cash and cash equivalents	1,274,816	3,554,388
Cash and cash equivalents, beginning of period	79,170,754	46,055,232
Cash and cash equivalents, end of period	$80,445,570	$49,609,620
Supplemental disclosures of cash flow information:
Cash payments made for interest	$25,057	$13,390
Cash payments made for income taxes	$488,523	$245,916

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including Web sites, email services, print publications and video programming, and provide online and mobile solutions for our advertisers. We also syndicate our content for distribution by other media companies. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties, to become the leading online destination where issues and topics related to life and money intersect.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

2. CAPITALIZED SOFTWARE AND WEB SITE DEVELOPMENT COSTS

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month periods ended June 30, 2008 and 2007, the Company capitalized software development costs totaling $212,161 and $123,013, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company capitalized software development costs totaling $359,878 and $224,238, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month periods ended June 30, 2008 and 2007, the Company capitalized Web site development costs totaling $195,920 and $555,881, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company capitalized Web site development costs totaling $1,262,300 and $1,004,837, respectively.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three-month periods ended June 30, 2008 and 2007 was $327,781, and $11,388, respectively. Total amortization expense for the six-month periods ended June 30, 2008 and 2007 was $390,864, and $23,550, respectively.

3. ACQUISITIONS

Stockpickr LLC
On January 3, 2007, the Company formed a joint venture with A.R. Partners, a New York-based media holding company, to operate a Web site called Stockpickr — “The Stock Idea Network.” Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Partners owned 50.1% and the Company 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in the Stockpickr.com business that it did not already own. The purchase price of the acquisition was $1.5 million in cash and 329,567 unregistered shares of  the Company’s common stock, having a value on the closing date of approximately $3.5 million.

Corsis Technology Group II LLC (renamed Promotions.com LLC)
On August 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC, (“Corsis”) a leading provider of custom solutions for advertisers, marketers and content publishers. The acquisition of Corsis also included the Promotions.com business, which is a full-service online promotions agency that implements interactive promotions campaigns for some of the largest brands in the world. The purchase price of the acquisition was approximately $20.7 million. Subsequent to the acquisition, the entity was renamed Promotions.com LLC.

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

Proforma Information for all Acquisitions
Unaudited pro forma consolidated financial information is presented below as if all of the acquisitions had occurred as of the first day of the period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three and six month periods ended June 30, 2007 is as follows:

	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2007
Total revenue	$18,150,740	$38,190,946
Net income	$2,346,118	$6,390,088
Basic net income per share	$0.08	$0.22
Diluted net income per share	$0.08	$0.22
Weighted average basic shares outstanding	29,752,643	29,514,982
Weighted average diluted shares outstanding	29,981,762	29,718,876

4. STOCK-BASED COMPENSATION

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock available for awards by 1,000,000, to a total of 2,250,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of equity incentives. Awards that have been granted under the 1998 Plan and the 2007 Plan generally vest over a three-year period (except the grant to Mr. Cramer pursuant to his Employment Agreement which vests over a five year period) and stock options generally have terms of five years. As of June 30, 2008, there remained 1,335,497 shares available for future awards under the 2007 Plan. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $952,035 and $477,644 of non-cash compensation for the three-month periods ended June 30, 2008 and 2007, respectively. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $1,653,132 and $1,071,581 of non-cash compensation for the six-month periods ended June 30, 2008 and 2007, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007 were $952,035 and $477,644, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2008 and 2007 were $1,653,132 and $1,071,581, respectively. As of June 30, 2008, there was approximately $8.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.83 years.

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and 2007 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three and six month periods ended June 30, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2008 and 2007 was $3.56 and $4.07, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Six Months Ended June 30,
	2008	2007
Expected option lives	3.5 years	3.5 years
Expected volatility	47.57%	47.62%
Risk-free interest rate	2.37%	4.65%
Expected dividend yield	0.83%	0.96%

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

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2007	1,926,354	$6.45
Options granted	399,478	$11.24
Restricted stock units granted	148,261	$0.00
Options exercised	(107,268)	$4.19
Shares issued under restricted stock units	(118,041)	$0.00
Options cancelled	(5,000)	$10.24
Restricted stock units cancelled	(13,335)	$0.00
Awards outstanding at March 31, 2008	2,230,449	$7.36
Options granted	172,628	$8.65
Restricted stock units granted	310,110	$0.00
Options exercised	(31,100)	$4.48
Options cancelled	(46,835)	$10.42
Awards outstanding at June 30, 2008	2,635,252		$5,477	3.05
Awards vested and expected to vest at June 30, 2008	2,483,780	$6.43	$5,298	2.19
Options exercisable at June 30, 2008	921,200	$5.64	$1,630	1.59
Restricted stock units eligible to be issued at June 30, 2008	0	$0.00	$0	3.28

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2008 and changes in the six-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2007	1,203,127	$4.66
Shares underlying options granted	572,106	$3.56
Shares underlying restricted stock units granted	458,371	$9.81
Shares underlying options vested	(342,172)	$2.73
Shares underlying restricted stock units vested	(118,041)	$8.59
Shares underlying options cancelled	(46,001)	$3.98
Shares underlying restricted stock units cancelled	(13,335)	$9.38
Shares underlying awards unvested at June 30, 2008	1,714,055	$5.77

For the six months ended June 30, 2008 and 2007, the total fair value of share-based awards vested was $1,946,725 and $1,488,634, respectively. For the six months ended June 30, 2008 and 2007, the total intrinsic value of options exercised was $1,152,566 and $2,713,767, respectively.

5. STOCKHOLDERS’ EQUITY

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers for aggregate consideration of $55 million 5,500 shares of its newly-created Series B Preferred Stock, par value $0.01 per share (“Series B Preferred Stock”), which are immediately convertible into an aggregate of 3,856,942 shares of the Company’s Common Stock, par value $0.01 per share (“Common Stock”) at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share.

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

Treasury Stock

In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the six months ended June 30, 2008 and 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, and the issuance of restricted stock units in January 2008 to Company employees, the Company withheld 231,602, 66,982 and 27,597 shares, respectively, in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

Under the 1998 Plan, 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock available for awards by 1,000,000, to a total of 2,250,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of equity incentives. Awards that have been granted under the 1998 Plan and the 2007 Plan generally vest over a three-year period (except the recent grant to Mr. Cramer which vests over a five year period) and stock options generally have terms of five years. As of June 30, 2008, there remained 1,335,497 shares available for future awards under the 2007 Plan. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $952,035 and $477,644 of non-cash compensation for the three-month periods ended June 30, 2008 and 2007, respectively, and $1,653,132 and $1,071,581 of non-cash compensation for the six-month periods ended June 30, 2008 and 2007, respectively.

For the three-month and six-month periods ended June 30, 2008, 172,628 and 572,106 options, respectively, and 310,110 and 458,371 restricted stock units, respectively, were granted to employees of the Company. For the three-month and six-month periods ended June 30, 2007, 160,000 and 312,500 options, respectively, and zero and 247,210 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three-month and six-month periods ended June 30, 2008, 31,100 and 138,368 stock options, respectively, were exercised, and zero and 118,041 shares were issued under restricted stock unit grants, respectively, yielding approximately $0.1 million and $0.6 million, respectively, to the Company. For the three-month and six-month periods ended June 30, 2007, 196,833 and 381,333 stock options, respectively, were exercised, and zero and 46,996 shares were issued under restricted stock unit grants, respectively, yielding approximately $0.8 million and $1.5 million, respectively, to the Company.

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

Dividends

On June 30, 2008, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on June 24, 2008. This dividend totaled approximately $0.9 million.

6.  LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. In June 2004, an agreement of partial settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel to the issuers informed the district court that the settlement with the plaintiffs could not be approved because the defined settlement class, like the litigation class, could not be certified. The settlement was terminated pursuant to a Stipulation and Order dated June 25, 2007.

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008.

We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

7.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three month periods ended June 30, 2008 and 2007, approximately 2.6 million and 0.2 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods. For the six month periods ended June 30, 2008 and 2007, approximately 2.3 million and 0.2 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Basic net income (loss) per share
Numerator:
Income from continuing operations	$2,303,329	$3,549,926	$4,752,709	$6,553,815
(Loss) income on disposal of discontinued operations	(2,085)	262	(4,816)	(1,123)
Preferred stock cash dividends	(96,424)	-	(192,848)	-
Numerator for basic earnings per share -
Net income available to common stockholders	$2,204,820	$3,550,188	$4,555,045	$6,552,692
Denominator:
Weighted average basic shares outstanding	30,452,497	28,422,332	30,422,738	28,184,671
Net income (loss) per basic share:
Income from continuing operations	$0.07	$0.12	$0.16	$0.23
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net income available to common stockholders	$0.07	$0.12	$0.15	$0.23
Dilutive net income (loss) per share
Numerator:
Income from continuing operations	$2,303,329	$3,549,926	$4,752,709	$6,553,815
(Loss) income on disposal of discontinued operations	(2,085)	262	(4,816)	(1,123)
Preferred stock cash dividends	-	-	-	-
Numerator for diluted earnings per share -
Net income available to common stockholders	$2,301,244	$3,550,188	$4,747,893	$6,552,692
Denominator:
Weighted average basic shares outstanding	30,452,497	28,422,332	30,422,738	28,184,671
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	288,041	229,119	368,260	203,894
Convertible preferred stock	3,856,942	-	3,856,942	-
Weighted average diluted shares outstanding	34,597,480	28,651,451	34,647,940	28,388,565
Net income (loss) per diluted share:
Income from continuing operations	$0.07	$0.12	$0.14	$0.23
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Preferred stock cash dividends	-	-	-	-
Net income available to common stockholders	$0.07	$0.12	$0.14	$0.23

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

The Company recognized a deferred tax asset of approximately $43 million and $51 million as of June 30, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $123 million and $128 million as of June 30, 2008 and 2007, respectively, available to offset future taxable income through 2025.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2008, the Company recorded a valuation allowance of $27 million against the deferred tax asset. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the June 30, 2008 valuation allowance.

9.  ACCRUED EXPENSES

Accrued expenses as of June 30, 2008 and December 31, 2007 consists of the following:

	June 30,	December 31,
	2008	2007
Other liabilities	$992,988	$921,650
Software	477,168	18,520
Payroll and related costs	473,095	821,529
Professional fees	439,753	830,831
Advertising fees	296,038	242,242
Insurance	240,075	222,207
Third party content and data costs	224,122	197,319
Tax related costs	109,922	331,198
Distribution fees	92,917	270,378
Consulting fees	66,080	39,232
Bonus	29,632	1,001,885
Statistical services fees	28,883	109,644
Total accrued expenses	$3,470,673	$5,006,635

10.  BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the five institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the six months ended June 30, 2008 and 2007, the Company’s top five advertisers accounted for approximately 26% and 33%, respectively, of its total advertising revenue. For the six months ended June 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

11.  LONG TERM INVESTMENT

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

Overview

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”), is a leading financial media company. We distribute our content through proprietary properties, including our network of Web sites, email services, mobile devices, podcasts and video programming. We also syndicate our content for distribution by other media companies and print publications. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties to become the leading online destination where issues and topics related to life and money intersect.

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and marketing services, which includes advertising and interactive marketing services revenue. In the second quarter of 2008, the Company’s paid services and marketing services revenue comprised 52% and 48%, respectively, of total revenue, compared to 63% and 37%, respectively, in the second quarter of 2007.

Paid Services revenue includes revenue from the syndication and licensing of our content, and from our subscription Web sites and newsletters, which are generally targeted at more experienced investors. We introduced two new subscription products in the second quarter of 2008, InsiderInsights, a weekly emailed newsletter offering stock picks based upon insider trading data, and Nails on the Numbers, a weekly emailed newsletter profiling deep-in-the-money option calls on large publicly traded corporations. Both InsiderInsights and Nails on the Numbers also provide subscribers with an email alerts feature.

Syndication and licensing fees include revenue from the licensing and syndication of content from TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds and more than 6,000 stocks. In addition, TheStreet.com Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. In addition to generating revenue from the licensing and syndication of content from TheStreet.com Ratings, the stock, ETF and mutual fund ratings have been incorporated into our network of Web sites, including on the stock quote pages of TheStreet.com, as well as through online screening tools and regularly published stories.

Paid services also includes information services revenue from RateWatch,which offers competitive rate and financial data (including data about certificates of deposit, IRAs, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards and auto loans) to more than 5,500 financial institutions. The information is obtained from more than 70,000 financial institutions (including branches), providing a comprehensive collection of rate information that also serves as the foundation for the data available on BankingMyWay.com, a free advertising supported web site that enables consumers to search for the most competitive local and national rates from the RateWatch data.

We seek to grow our paid services business through ongoing tailoring and enhancement of our product offerings, external marketing and promotion, and promotion on our expanding network of Web sites.

Marketing services revenue includes advertising revenue and interactive marketing services revenue from our Promotions.com business. We believe that the growth opportunity of our marketing services business is greater than that of our paid services business. Through our growing network of online Web sites — which include TheStreet.com, Stockpickr.com, MainStreet.com, and BankingMyWay.com, along with our recent minority interest in Geezeo.com — our goal is to meet our audience and advertiser demands while becoming the leading independent online network where issues and topics related to life and money intersect. We plan to accomplish this goal by providing:

•	A broader range of content to our audience, including personal finance, real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

As a result of expanded content offerings and implementation of marketing relationships with other high-traffic Web sites, we experienced increases in unique visitors to our network of Web sites. In the second quarter of 2008, our network attracted an average of 7.2 million unique visitors per month, an increase of 33% over the same period in the prior year. The growth in our unique audience attracted new advertisers to the site and allowed us to expand our relationships with a number of our existing advertisers. Advertising revenue in the second quarter of 2008 from non-financial advertisers increased 34% over the second quarter of 2007 and represented 45% of total advertising revenue for the quarter, as compared to 39% in 2007. See “Risk Factors — We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•
Banner, tile and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com, as well as on our paid subscription site, RealMoney.com;

•	Advertisement placements in our free email newsletters;
•	Stand-alone emails sent on behalf of our advertisers to our registered users; and
•	Advertisements in TheStreet.com TV and in our Podcasts.

We generate interactive marketing services revenue from Promotions.com, which we acquired in August, 2007. Promotions.com implements online and mobile interactive promotions — including sweepstakes, instant win games and customer loyalty programs — for some of the world’s largest brands, and provides the Company with the capabilities to deliver these promotions for our advertisers on campaigns that run across our network of Web sites.

The free, advertising supported content on our network of Web sites, and paid content offerings through our RealMoney Web site and subscription services, has earned recognition from our audience and our professional peers, which attracts a growing audience and draws in advertisers seeking to associate their brands with our content. During 2008, we have received the following awards and distictions:

•	New York Press Club Journalism Award in the Business Internet category;
•	New York Press Club Journalism Award in the Political Coverage Internet category;
•	Webby Award nomination for the Company's recently launched personal finance Web site MainStreet.com (www.mainstreet.com) for the Best Business Blog of 2008;
•	Society of American Editors and Writers Award for Enterprise Reporting; and
•	Society of American Editors and Writers Award for Commentary.

In 2007, we received the following awards and distictions:

•	2007 Media Industry Newsletter “Best of the Web Award,” winner for Editor of a Web site (David Morrow, the Company’s editor-in-chief);
•	2007 Media Industry Newsletter “Best of the Web Award” finalist, Best Premium Web site for RealMoney Silver;
•	2007 Media Industry Newsletter “Best of the Web Award” finalist, Best Mobile Application for TheStreet.com Mobile;
•	2007 Codie Awards finalist for “Best Online News Service,” recognizing the excellence of TheStreet.com, the Company’s free, flagship Web site; and
•	2007 Codie Awards finalist for “Best Financial Blog” for Jim Cramer’s Daily Booyahs, a column that appears regularly on RealMoney, one of the Company’s subscription Web sites.

Our goal is to be a trusted resource to our audience, helping our readers to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. Our strategy is to continue to expand our network, content offerings and distribution channels to attract a wider consumer audience to our online network where issues and topics related to life and money intersect.

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

Marketing services also include revenue associated with Promotions.com. Promotions.com revenue is derived principally from management contracts in which Promotions.com typically provides custom online and mobile interactive solutions for advertisers, marketers and content publishers. Promotions.com recognizes revenue related to its services as the services are provided or ratably over the period of the contract, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

Marketing services revenue is subject to estimation and variability due to our policy of recognizing revenue only for arrangements with customers in which, among other things, management believes that collectibility of amounts due is reasonably assured. Promotions.com revenue, specifically, is subject to estimation and variability due to the judgment involved in estimating the percentage of completion of a particular contract in determining the amount of revenue to be recognized. Accordingly, we estimate and record a provision for doubtful accounts for estimated losses resulting from the failure of our marketing services customers to make required payments. This provision is recorded as a bad debt expense. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three-month periods ended June 30, 2008 and 2007, the Company capitalized software development costs totaling $212,161 and $123,013, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company capitalized software development costs totaling $359,878 and $224,238, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three-month periods ended June 30, 2008 and 2007, the Company capitalized Web site development costs totaling $195,920 and $555,881, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company capitalized Web site development costs totaling $1,262,300 and $1,004,837, respectively.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three-month periods ended June 30, 2008 and 2007 was $327,781 and $11,388, respectively. Total amortization expense for the six-month periods ended June 30, 2008 and 2007 was $390,864 and $23,550, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Web site development costs is variable based upon the applicable project. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

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

Investment of the Company’s Cash

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in five financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the five institutions.

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

For the three-month and six-month periods ended June 30, 2008, the Company’s top five advertisers accounted for approximately 23% and 26%, respectively, of its total advertising revenue as compared to approximately 30% and 33%, respectively, for the three-month and six-month periods ended June 30, 2007. For the three-month and six-month periods ended June 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended June 30, 2008 and 2007 were $952,035 and $477,644, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) for the six months ended June 30, 2008 and 2007 were $1,653,132 and $1,071,581, respectively. As of June 30, 2008, there was approximately $8.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.83 years.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2008 and 2007 was $3.56 and $4.07, respectively, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

	For the Six Months Ended June 30,
	2008	2007
Expected option lives	3.5 years	3.5 years
Expected volatility	47.57%	47.62%
Risk-free interest rate	2.37%	4.65%
Expected dividend yield	0.83%	0.96%

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

Results of Operations

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

Revenue

	For the Three Months Ended June 30,
	2008	Percent of Total Revenue	2007	Percent of Total Revenue	Percent Change
Revenue:
Paid services	$10,289,939	52%	$9,404,349	63%	9%
Marketing services	9,398,992	48%	5,494,939	37%	71%
Total revenue	$19,688,931	100%	$14,899,288	100%	32%

Paid services. Paid services revenue is derived from annual and monthly subscriptions to the Company’s 15 subscription newsletter services and our paid Web site RealMoney.com, through the syndication and licensing of our content to third parties, and information services revenue attributable to RateWatch. Subscription revenue is recognized ratably over the subscription period, while syndication, licensing and information services revenue is recognized over the contract period.

	For the Three Months Ended June 30,		Percent
	2008	2007	Change
Paid services:
Subscription	$7,635,191	$8,567,803	-11%
Syndication, licensing and information services	2,654,748	836,546	217%
Total	$10,289,939	$9,404,349	9%

The decrease in subscription revenue is partially related to the outsourcing of TheStreet.com Ratings business to Grey Publishing in the second quarter of 2007. Prior to the outsourcing of this business, subscription revenue included the full sales price of the product. Revenue now reflects a fee based upon a percentage of the sales price, which is recorded as licensing revenue. Subscription revenue from TheStreet.com Ratings totaled $564,552 in the quarter ended June 30, 2007, as compared to $37,963 in the quarter ended June 30, 2008. Additionally, the decrease in subscription revenue is due to a 7% decrease in subscribers to our subscription services from approximately 86,200 as of June 30, 2007 to approximately 80,400 as of June 30, 2008.

The increase in syndication, licensing and information services revenue is primarily the result of the information services revenue from the operations of RateWatch, which was acquired on November 2, 2007 and thus did not contribute revenue during the earlier period. Additional licensing revenue is derived from the TheStreet.com Ratings license agreement with Grey Publishing as noted above, and other syndication of TheStreet.com Ratings data.

For the three months ended June 30, 2008, approximately 76% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 72% for the three months ended June 30, 2007. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three months ended June 30, 2008 and 2007.

Marketing services. Marketing services revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts, as well as interactive marketing services for which the Company develops online and mobile interactive solutions for advertisers, marketers and content publishers.

	For the Three Months Ended June 30,		Percent
	2008	2007	Change
Marketing services:
Advertising	$6,377,852	$5,494,939	16%
Interactive marketing services	3,021,140	-	N/A
Total	$9,398,992	$5,494,939	71%

Advertising revenue for the three months ended June 30, 2008, increased by 16% when compared to the three months ended June 30, 2007. The increase is primarily attributable to the effective monetization of a 33% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the three months ended June 30, 2007. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that the Company’s offerings have particular appeal to a growing number of non-financial advertisers, who comprised 45% of total advertising revenue in the three months ended June 30, 2008, as compared to 39% in the three months ended June 30, 2007. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements throughout the Company’s network of Web sites and newsletters.

The number of advertisers for the three months ended June 30, 2008 was 109 as compared to 93 for the three months ended June 30, 2007. The Company’s top five advertisers accounted for approximately 23% of its total advertising revenue for the three months ended June 30, 2008, as compared to approximately 30% for the three months ended June 30, 2007. For the three-month periods ended June 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

The increase in marketing services revenue also reflects incremental interactive marketing services revenue associated with Promotions.com, which was acquired on August 2, 2007.

Operating Expense

	For the Three Months Ended June 30,		Percent
	2008	2007	Change
Operating expense:
Cost of services	$8,366,156	$5,645,418	48%
Sales and marketing	3,630,394	3,055,464	19%
General and administrative	4,078,822	2,765,133	48%
Depreciation and amortization	1,584,780	435,935	264%
Total operating expense	$17,660,152	$11,901,950	48%

Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 42.5% for the three months ended June 30, 2008, as compared to 37.9% for the three months ended June 30, 2007. This increase is in part due to the impact of the acquisition of Promotions.com, which operates at a lower gross margin then the Company’s advertising and paid services businesses.

The increase in cost of services over the periods was largely the result of increased compensation and related costs totaling approximately $2.0 million, which reflects incremental costs associated with the operations of Promotions.com, Stockpickr and Bankers Financial Products since the dates of their acquisitions. The Company also experienced increases in data and hosting totaling approximately $0.6 million over the periods.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

As a percentage of revenue, sales and marketing expense was 18.4% for the three months ended June 30, 2008, as compared to 20.5% for the three months ended June 30, 2007. This decrease is primarily attributable to the recently acquired Promotions.com and Bankers Financial Products businesses, both of which have historically invested minimal amounts in sales and marketing activities.

The increase in sales and marketing expense over the periods was largely the result of the overall growth of the Company, resulting in higher advertising and promotion costs combined with increased compensation and related costs, the sum of which increased by approximately $0.9 million, to drive the Company’s revenue growth, partially offset by decreased consulting and ad serving fees totaling approximately $0.3 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 20.7% for the three months ended June 30, 2008, as compared to 18.6% for the three months ended June 30, 2007. This increase is largely attributable to investments in the Company’s administrative structure to better manage the expanded operations and to allow for future growth.

The increase in general and administrative expense over the periods was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, combined with increased occupancy and bad debt costs, the sum of which increased by approximately $1.2 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions.

Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 8.0% for the three months ended June 30, 2008, as compared to 2.9% for the three months ended June 30, 2007. This increase is largely attributable to amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $0.5 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, combined with higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Three Months Ended June 30,		Percent
	2008	2007	Change
Net interest income	$400,243	$625,042	-36%

The decrease in net interest income is primarily the result of reduced interest rates as a result of our decision to invest our cash balances, directly or indirectly, in Government backed securities with a focus on asset protection rather than maximizing yield. The lower yield in the quarter was partially offset by a higher cash balance.

Discontinued Operations

	For the Three Months Ended June 30,		Percent
	2008	2007	Change
(Loss) gain on disposal of discontinued operations	$(2,085)	$262	N/A

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the three-month period ended June 30, 2008, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process. For the three-month period ended June 30, 2007, gain on disposal of discontinued operations represents reductions to previously estimated shutdown costs incurred in connection with the liquidation process.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	June 30, 2008	December 31, 2007
Current liabilities	$223,925	$232,242

Net Income

Net income for the three-month period ended June 30, 2008 totaled $2,301,244, or $0.07 per basic and diluted share, compared to $3,550,188, or $0.12 per basic and diluted share for the three-month period ended June 30, 2007.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-month period ended June 30, 2008 totaled $3,611,474, as compared to EBITDA of $3,467,778 for the three-month period ended June 30, 2007. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s net income and various cash flow measures (e.g., cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Three Months Ended June 30,
	2008	2007
Net income	$2,301,244	$3,550,188
Less net interest income	(400,243)	(625,042)
Add taxes	125,693	106,697
Add depreciation and amortization	1,584,780	435,935
EBITDA	$3,611,474	$3,467,778

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

Revenue

	For the Six Months Ended June 30,
	2008	Percent of Total Revenue	2007	Percent of Total Revenue	Percent Change
Revenue:
Paid services	$21,049,408	54%	$18,842,900	64%	12%
Marketing services	17,587,508	46%	10,563,952	36%	66%
Total revenue	$38,636,916	100%	$29,406,852	100%	31%

Paid services.

	For the Six Months Ended June 30,		Percent
	2008	2007	Change
Paid services:
Subscription	$15,681,581	$17,310,818	-9%
Syndication, licensing and information services	5,367,827	1,532,082	250%
Total	$21,049,408	$18,842,900	12%

The decrease in subscription revenue is partially attributable to the outsourcing of TheStreet.com Ratings business to Grey Publishing in the second quarter of 2007. Prior to the outsourcing of this business, subscription revenue included the full sales price of the product. Revenue now reflects a fee based upon a percentage of the sales price, which is recorded as licensing revenue. Subscription revenue from TheStreet.com Ratings totaled $1,219,427 in the six months ended June 30, 2007, as compared to $124,671 in the six months ended June 30, 2008. Additionally, the decrease in subscription revenue is due to a 7% decrease in subscribers to our subscription services from approximately 86,000 as of June 30, 2007 to approximately 80,400 as of June 30, 2008.

The increase in syndication, licensing and information services revenue is primarily the result of the information services revenue received from the operations of RateWatch, which was acquired on November 2, 2007 and this did not contribute revenue during the earlier period, additional licensing revenue is derived from the TheStreet.com Ratings license agreement with Grey Publishing noted above, and other syndication of TheStreet.com Ratings data.

For the six months ended June 30, 2008, approximately 74% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 71% for the six months ended June 30, 2007. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the six months ended June 30, 2008 and 2007.

Marketing services.

	For the Six Months Ended June 30,		Percent
	2008	2007	Change
Marketing services:
Advertising	$12,340,597	$10,563,952	17%
Interactive marketing services	5,246,911	-	N/A
Total	$17,587,508	$10,563,952	66%

Advertising revenue for the six months ended June 30, 2008, increased by 17% when compared to the six months ended June 30, 2007. The increase is primarily attributable to the effective monetization of a 30% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the six months ended June 30, 2007. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 43% of total advertising revenue in the six months ended June 30, 2008, as compared to 36% in the six months ended June 30, 2007. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements throughout the Company’s network of Web sites and newsletters.

The number of advertisers for the six months ended June 30, 2008 was 156 as compared to 113 for the six months ended June 30, 2007. The Company’s top five advertisers accounted for approximately 26% of its total advertising revenue for the six months ended June 30, 2008, as compared to approximately 33% for the six months ended June 30, 2007. For the six-month periods ended June 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

The increase in marketing services revenue also reflects incremental interactive marketing services revenue associated with Promotions.com, which was acquired on August 2, 2007.

Operating Expense

	For the Six Months Ended June 30,		Percent
	2008	2007	Change
Operating expense:
Cost of services	$16,022,283	$11,271,507	42%
Sales and marketing	7,393,989	6,385,204	16%
General and administrative	8,434,367	5,473,154	54%
Depreciation and amortization	2,848,384	815,142	249%
Total operating expense	$34,699,023	$23,945,007	45%

Cost of services. As a percentage of revenue, cost of services expense was 41.5% for the six months ended June 30, 2008, as compared to 38.3% for the six months ended June 30, 2007. This increase is in part due to the impact of the acquisition of Promotions.com, which operates at a lower gross margin than the Company’s advertising and paid services businesses.

The increase in cost of services over the periods was largely the result of increased compensation and related costs totaling approximately $3.6 million, which reflects incremental costs associated with the operations of Promotions.com, Stockpickr and Bankers Financial Products. The Company also experienced increases in data, hosting, fulfillment and computer maintenance costs, the sum of which increased by approximately $1.3 million over the periods. These increased costs were partially offset by reduced expenses related to printing (due to the outsourcing of TheStreet.com Ratings business) and consulting, the sum of which decreased by approximately $0.2 million over the periods.

 Sales and marketing. As a percentage of revenue, sales and marketing expense was 19.1% for the six months ended June 30, 2008, as compared to 21.7% for the six months ended June 30, 2007. This decrease is primarily attributable to the recently acquired Promotions.com and Bankers Financial Products businesses, both of which have historically invested minimal amounts in sales and marketing activities.

The increase in sales and marketing expense over the periods was largely the result of the overall growth of the Company, resulting in higher advertising and promotion costs combined with increased compensation and related costs, the sum of which increased by approximately $1.2 million, to drive the Company’s revenue growth, partially offset by decreased ad serving fees totaling approximately $0.2 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com, Bankers Financial Products and Stockpickr since the dates of their acquisitions.

General and administrative. As a percentage of revenue, general and administrative expense was 21.8% for the six months ended June 30, 2008, as compared to 18.6% for the six months ended June 30, 2007. This increase is largely attributable to investments in the Company’s administrative structure to better manage the expanded operations and to allow for future growth.

The increase in general and administrative expense over the periods was largely the result of the overall growth of the Company, resulting in higher compensation and related costs, occupancy costs, professional fees, additional costs to help provide management with information needed to control the expanded business and increased bad debt expense, the sum of which increased by approximately $2.8 million over the periods. The increased expense also reflects incremental costs associated with the operations of Promotions.com, Bankers Financial Products and Stockpickr since the dates of their acquisitions.

Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 7.4% for the six months ended June 30, 2008, as compared to 2.8% for the six months ended June 30, 2007. This increase is largely attributable to amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $1.1 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, combined with higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Six Months Ended June 30,		Percent
	2008	2007	Change
Net interest income	$1,086,437	$1,225,699	-11%

The increase in net interest income is primarily the result of reduced interest rates as a result of our decision to invest our cash balances, directly or indirectly, in Government backed securities with a focus on asset protection rather than maximizing yield. The lower yield in the quarter was partially offset by a higher cash balance.

Discontinued Operations

	For the Six Months Ended June 30,		Percent
	2008	2007	Change
Loss on disposal of discontinued operations	$(4,816)	$(1,123)	329%

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the six-month period ended June 30, 2008, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process. For the six-month period ended June 30, 2007, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process partially offset by reductions to previously estimated shutdown costs incurred in connection with the liquidation process.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	June 30, 2008	December 31, 2007
Current liabilities	$223,925	$232,242

Net Income

Net income for the six-month period ended June 30, 2008 totaled $4,747,893, or $0.16 per basic and $0.14 per diluted share, compared to $6,552,692, or $0.23 per basic and diluted share for the six-month period ended June 30, 2007.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the six-month period ended June 30, 2008 totaled $6,781,461, as compared to EBITDA of $6,355,731 for the six-month period ended June 30, 2007. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s net income and various cash flow measures (e.g., cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Six Months Ended June 30,
	2008	2007
Net income	$4,747,893	$6,552,692
Less net interest income	(1,086,437)	(1,225,699)
Add taxes	271,621	213,596
Add depreciation and amortization	2,848,384	815,142
EBITDA	$6,781,461	$6,355,731

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds could easily be made available for operating purposes. Given the uncertainty surrounding the current macro-economic environment, as of June 30, 2008, substantially all of the Company’s cash balances were invested, directly or indirectly, in Government backed securities with a focus on asset protection rather than maximizing yield. As of June 30, 2008, the Company’s cash, cash equivalents and noncurrent restricted cash amounted to $81,064,230, representing 45% of total assets.

Cash generated from operations was sufficient to cover expenses during the six-month period ended June 30, 2008. Net cash provided by operating activities totaled $6,975,959 for the six-month period ended June 30, 2008, as compared to net cash provided by operating activities totaling $7,655,691 for the six-month period ended June 30, 2007. The decrease in net cash provided by operating activities is primarily related to the following:

•	An increase in the overall growth of receivables in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 primarily related to higher revenue;
•
A slow-down in the overall growth of deferred revenue in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 primarily related to a reduction in the number of subscribers to our subscription products; and

•
An increase in the overall growth of prepaid expenses and other current assets in the six months ended June 30, 2008, as compared to the six months ended June 30, 2007 primarily related to the overall growth of the Company.

These decreases were partially offset by the following:

•
lower annual incentive compensation payments during the six months ended June 30, 2008 related to the 2007 fiscal year, as compared to payments made during the six months ended June 30, 2007 related to the 2006 fiscal year; and

•
increased noncash expenses, particularly related to amortization of intangible assets associated with the acquisitions of Stockpickr LLC, Corsis Technology Group II LLC (renamed Promotions.com LLC) and Bankers Financial Products Corporation.

Net cash provided by operating activities of $6,975,959 for the six-month period ended June 30, 2008 was primarily the result of the Company’s net income combined with noncash expenses and an increase in deferred revenue (primarily the result of the timing of renewals), partially offset by increases in accounts receivable (primarily related to increased revenue), prepaid expenses and other current assets and a decrease in accrued expenses (primarily the result of payments related to annual incentive compensation).

Net cash used in investing activities of $3,965,436 for the six-month period ended June 30, 2008 was primarily the result of capital expenditures consisting of capitalized website and software development costs and purchases of computer hardware, software, leasehold improvements and furniture and fixtures, combined with the Company’s long-term investment in Debtfolio, Inc. (See Note 11 in the Notes to Consolidated Financial Statements)

Net cash used in financing activities of $1,735,707 for the six-month period ended June 30, 2008 primarily consisted of cash dividends paid and the purchase of treasury stock partially offset by the proceeds from the exercise of stock options.

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

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $6.5 million through June 30, 2009, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a cash dividend in the amount of $0.025 per share of common stock during both the first and second quarters of 2008, which resulted in cash expenditures of approximately $0.9 million and $1.7 million in the three- and six-month periods ended June 30, 2008, respectively. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that it serves the best interests of stockholders by most effectively utilizing cash balances.

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

The Company recognized a deferred tax asset of approximately $43 million and $51 million as of June 30, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $123 million and $128 million, as of June 30, 2008 and 2007, respectively, available to offset future taxable income through 2025.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of June 30, 2008, the Company recorded a valuation allowance of $27 million against the deferred tax asset. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of control was deemed to have occurred in August, 2000. The change of control created an annual limitation on the usage of $35 million of pre-change losses which will become available over the years of 2008 to 2018.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the June 30, 2008 valuation allowance.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $1,206,868 for the six-month period ended June 30, 2008, as compared to $796,409 for the six-month period ended June 30, 2007. The change in rent and equipment rental expenses was primarily due to additional office space resulting from the Promotions.com and Bankers Financial Products Corporation acquisitions, increased headcount and changes in operating expense escalations. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of June 30, 2008, total future minimum cash payments are as follows:

	Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Operating leases	$5,135,106	$1,817,093	$1,743,825	$963,861	$610,327
Employment agreements	8,101,779	4,324,050	3,777,729	-	-
Outside contributor agreements	301,788	301,788	-	-	-
Leases payable	85,468	42,748	42,720	-	-
Total contractual cash obligations	$13,624,141	$6,485,679	$5,564,274	$963,861	$610,327

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the design and operation of these disclosure controls and procedures were effective. During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, a current director, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. On or about June 25, 2003, a committee of the Company’s Board of Directors conditionally approved the proposed settlement. In June 2004, an agreement of partial settlement was submitted to the court for preliminary approval. The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications. On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes. The court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006. The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated. The Company’s case is not one of these focus cases. On October 13, 2004, the district court certified the focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing. In light of the Second Circuit opinion, counsel to the issuers informed the district court that the settlement with the plaintiffs could not be approved because the defined settlement class, like the litigation class, could not be certified. The settlement was terminated pursuant to a Stipulation and Order dated June 25, 2007.

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008.

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

We strive to differentiate our services from those provided by other finance focused products available in the marketplace, having introduced, in recent years, Web sites and newsletters containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While we believe that the success of our network of Web sites and newsletters is dependent in part upon our brands, some of these Web sites and newsletters, particularly the newsletters, reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly Company co-founder James J. Cramer, form an essential element of our subscription revenue. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer. On April 9, 2008, we entered into a new employment agreement with Mr. Cramer under which he will provide services similar to those he previously provided. As amended to date, the new agreement has a term of three years and provides that Mr. Cramer may terminate the agreement as of January 15 of 2010 and any year thereafter. The loss of Mr. Cramer’s services would have a material adverse effect on the Company. We can make no assurances that we will be able to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our network of Web sites and newsletters. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

We may have difficulty increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers.

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

For the three months ended June 30, 2008, our top five advertisers accounted for approximately 23% of our total advertising revenue, as compared to approximately 30% for the three months ended June 30, 2007. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

 Our revenues could be adversely affected when the securities markets decline.

Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets. Adverse securities markets conditions could result in investors decreasing their interest in investor-related publications, which could adversely affect the subscription revenue we derive from our subscription based web sites and newsletters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 1 – 30, 2008	-	$-	-	$2,678,878
May 1 – 31, 2008	-	$-	-	$2,678,878
June 1 – 30, 2008	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 29, 2008, and the results of the voting were as follows:

•
The election of Thomas J. Clarke, Jr. (votes for: 30,643,300; withheld: 1,718,545) and Dr. Jeffrey A. Sonnenfeld (votes for: 28,815,505; withheld: 3,546,340) as Class III directors of the Company, to serve until the annual meeting in 2011 or until their successors are elected and qualified;

•
A proposal to amend the TheStreet.com, Inc. 2007 Performance Incentive Plan to increase the number of shares available for awards by an additional 1,000,000 shares of Common Stock (votes for: 26,780,747; votes against: 1,784,047; abstain: 10,015); and

•
The ratification of the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 (votes for: 31,626,657; votes against: 731,049; abstain: 4,339).

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
*10.1
Employment Agreement dated April 9, 2008, as amended on July 30, 2008 by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Reports on Form 8-K filed April 9, 2008 and July 30, 2008, respectively.

*10.2	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.

*10.3	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.

31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
* Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: August 8, 2008	By:	/s/ Thomas J. Clarke, Jr.
Name: Thomas J. Clarke, Jr.
Title: Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	By:	/s/ Eric Ashman
Name: Eric Ashman
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
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
*10.1
Employment Agreement dated April 9, 2008, as amended on July 30, 2008 by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Reports on Form 8-K filed April 9, 2008 and July 30, 2008, respectively.

*10.2	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
*10.3	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.

31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
* Incorporated by Reference