Form 10-Q
period 2008-09-30
THESTREET COM
filed 2008-11-07
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ྑ Accelerated filer ☒ Non-accelerated filer ྑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of November 5, 2008)
Common Stock, par value $0.01 per share	30,482,949

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended September 30, 2008

ii

Part I - FINANCIAL INFORMATION

Item 1.  Interim Consolidated Financial Statements.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)	(Note 1)
Current Assets:
Cash and cash equivalents	$52,886,994	$79,170,754
Marketable securities	24,671,292	-
Accounts receivable, net of allowance for doubtful accounts of $649,279 as of September 30, 2008 and $242,807 as of December 31, 2007	12,466,670	11,133,957
Other receivables	1,092,588	1,227,144
Deferred taxes	5,800,000	5,800,000
Prepaid expenses and other current assets	1,861,873	1,652,608
Total current assets	98,779,417	98,984,463

Property and equipment, net of accumulated depreciation and amortization of $19,801,825 as of September 30, 2008 and $17,493,847 as of December 31, 2007	9,733,913	7,730,922
Marketable securities	1,917,942	-
Long term investment	1,392,976	-
Other assets	206,110	328,117
Goodwill	40,001,665	40,245,413
Other intangibles, net	16,645,526	18,368,792
Deferred taxes	10,200,000	10,200,000
Restricted cash	618,660	576,951
Total assets	$179,496,209	$176,434,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$3,371,859	$2,189,259
Accrued expenses	3,050,873	5,006,635
Deferred revenue	16,068,563	16,240,008
Other current liabilities	376,424	214,654
Current liabilities of discontinued operations	227,003	232,242
Total current liabilities	23,094,722	23,882,798
Other liabilities	90,473	90,105
Total liabilities	23,185,195	23,972,903

Stockholders' Equity:
Series B preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 shares issued and 5,500 shares outstanding as of September 30, 2008 and December 31, 2007; the aggregate liquidation preference totals $55,000,000 as of September 30, 2008 and $55,096,424 as of December 31, 2007	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,262,546 shares issued and 30,482,949 shares outstanding as of September 30, 2008, and 36,006,137 shares issued and 30,254,137 shares outstanding as of December 31, 2007	362,625	360,061
Additional paid-in capital	271,244,914	270,752,308
Treasury stock at cost; 5,779,597 shares as of September 30, 2008 and 5,752,000 shares as of December 31, 2007	(9,359,200)	(9,033,471)
Accumulated deficit	(105,937,380)	(109,617,198)
Total stockholders' equity	156,311,014	152,461,755
Total liabilities and stockholders' equity	$179,496,209	$176,434,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net revenue:
Paid services	$10,244,212	$9,188,329	$31,293,620	$28,031,229
Marketing services	6,478,367	6,930,030	24,065,875	17,493,982
Total net revenue	16,722,579	16,118,359	55,359,495	45,525,211

Operating expense:
Cost of services	8,405,002	6,509,157	24,427,285	17,780,664
Sales and marketing	3,550,363	2,619,286	10,944,352	9,004,490
General and administrative	4,589,851	3,064,728	13,024,218	8,537,882
Depreciation and amortization	1,481,670	654,397	4,330,054	1,469,539
Total operating expense	18,026,886	12,847,568	52,725,909	36,792,575
Operating (loss) income	(1,304,307)	3,270,791	2,633,586	8,732,636
Net interest income	345,675	571,121	1,432,112	1,796,820
(Loss) income from continuing operations before income taxes	(958,632)	3,841,912	4,065,698	10,529,456
(Provision) benefit for income taxes	(106,364)	15,923,174	(377,985)	15,789,445
(Loss) income from continuing operations	(1,064,996)	19,765,086	3,687,713	26,318,901
Discontinued operations:
Loss on disposal of discontinued operations	(3,079)	(569)	(7,895)	(1,692)
Loss from discontinued operations	(3,079)	(569)	(7,895)	(1,692)
Net (loss) income	(1,068,075)	19,764,517	3,679,818	26,317,209
Preferred stock cash dividends	96,424	-	289,272	-
Net (loss) income attributable to common stockholders	$(1,164,499)	$19,764,517	$3,390,546	$26,317,209

Basic net (loss) income per share
(Loss) income from continuing operations	$(0.04)	$0.68	$0.12	$0.92
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.04)	0.68	0.12	0.92
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net (loss) income attributable to common stockholders	$(0.04)	$0.68	$0.11	$0.92

Diluted net (loss) income per share
(Loss) income from continuing operations	$(0.04)	$0.67	$0.11	$0.91
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.04)	0.67	0.11	0.91
Preferred stock cash dividends	(0.00)	-	-	-
Net (loss) income attributable to common stockholders	$(0.04)	$0.67	$0.11	$0.91

Weighted average basic shares outstanding	30,482,949	29,085,700	30,442,955	28,488,315
Weighted average diluted shares outstanding	30,482,949	29,544,323	34,713,061	28,936,043

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash Flows from Operating Activities:
Net income	$3,679,818	$26,317,209
Loss from discontinued operations	7,895	1,692
Income from continuing operations	3,687,713	26,318,901
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	2,639,208	1,608,479
Provision for doubtful accounts	410,000	-
Depreciation and amortization	4,330,054	1,469,539
Deferred tax benefit	-	(16,000,000)
Deferred rent	146,470	29,840
Changes in operating assets and liabilities:
Accounts receivable	(1,742,713)	(458,397)
Other receivables	134,556	(229,680)
Prepaid expenses and other current assets	(157,942)	(331,463)
Other assets	63,883	(68,333)
Accounts payable	1,182,600	(452,662)
Accrued expenses	(1,859,338)	(2,221,257)
Deferred revenue	(171,445)	(486,590)
Other current liabilities	161,770	22,513
Other liabilities	(50,681)	(2,583)
Net cash provided by continuing operations	8,774,135	9,198,307
Net cash used in discontinued operations	(13,134)	(1,123)
Net cash provided by operating activities	8,761,001	9,197,184

Cash Flows from Investing Activities:
Purchase of short-term marketable security	(24,671,292)	-
Purchase of long-term marketable security	(1,917,942)	-
Purchase of Bankers Financial Products Corporation	(86,252)	-
Purchase of Corsis Technology Group II LLC	(20,000)	(11,890,071)
Purchase of Weiss Ratings	-	31,342
Purchase of Stockpickr.com	-	(1,572,106)
Long term investment	(1,392,976)	-
Capital expenditures	(4,376,552)	(3,364,371)
Proceeds from the sale of fixed assets	28,153	-
Net cash used in investing activities	(32,436,861)	(16,795,206)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	588,874	2,010,563
Costs associated with the sale of preferred stock	(125,000)	-
Cash dividends paid on common stock	(2,318,640)	(2,169,176)
Cash dividends paid on preferred stock	(385,696)	-
Repayment of note payable	-	(22,146)
Purchase of treasury stock	(325,729)	-
Restricted cash	(41,709)	-
Net cash used in financing activities	(2,607,900)	(180,759)
Net decrease in cash and cash equivalents	(26,283,760)	(7,778,781)
Cash and cash equivalents, beginning of period	79,170,754	46,055,232
Cash and cash equivalents, end of period	$52,886,994	$38,276,451

Supplemental disclosures of cash flow information:
Cash payments made for interest	$31,399	$29,399
Cash payments made for income taxes	$544,241	$267,210

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In October 2008, The FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (FSP 157-3). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

2.	MARKETABLE SECURITIES

Current asset
In accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies each investment into one of three categories, with different accounting for each category. Securities which the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in current or noncurrent marketable securities, as appropriate. The effects of amortizing these securities are recorded in current earnings. Should the Company sell a security prior to maturity, any realized gains or losses would be recorded in income in the period of sale. The securities purchased by the Company, which are U.S. Treasury Bills, mature in less than one year, and are therefore classified as current on the Company’s Consolidated Balance Sheet as of September 30, 2008.

The following is a summary of the Company’s held-to-maturity securities at September 30, 2008:

		Gross
	Amortized	Unrealized	Fair
	Cost	Loss	Value
Balance at January 1, 2008	$-	$-	$-
U.S. Government Securities	24,671,292	73,042	24,598,250
Balance at September 30, 2008	$24,671,292	$73,042	$24,598,250

Noncurrent asset
The Company holds investments in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. These securities pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company has the ability to hold to maturity these securities and has determined that these securities are not impaired as of September 30, 2008.

3.	CAPITALIZED SOFTWARE AND WEB SITE DEVELOPMENT COSTS

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three- and nine-month periods ended September 30, 2008, the Company capitalized software development costs totaling $123,689 and $483,567, respectively, as compared to $63,589 and $287,827, respectively, for the three- and nine-month periods ended September 30, 2007. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three- and nine-month periods ended September 30, 2008, the Company capitalized Web site development costs totaling $671,239 and $1,933,539, respectively, as compared to $512,578 and $1,572,857, respectively, for the three- and nine-month periods ended September 30, 2007.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three- and nine-month periods ended September 30, 2008 was $230,791, and $621,655, respectively, as compared to $11,072 and $34,622, respectively, for the three- and nine-month periods ended September 30, 2007.

4.	ACQUISITIONS

Stockpickr LLC

On January 3, 2007, the Company formed a joint venture with A.R. Partners, a New York-based media holding company, to operate a Web site called Stockpickr - “The Stock Idea Network.” Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Partners owned 50.1% and the Company 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in the Stockpickr.com business that it did not already own. The purchase price of the acquisition was $1.5 million in cash and 329,567 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $3.5 million.

Corsis Technology Group II LLC (renamed Promotions.com LLC)

On August 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC (“Corsis”), a leading provider of custom solutions for advertisers, marketers and content publishers. The acquisition of Corsis also included the Promotions.com business, which is a full-service online promotions agency that implements interactive promotions campaigns for some of the largest brands in the world. The purchase price of the acquisition was approximately $20.7 million. Subsequent to the acquisition, the entity was renamed Promotions.com LLC.

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

Proforma Information for all Acquisitions

Unaudited pro forma consolidated financial information is presented below as if all of the acquisitions had occurred as of the first day of the period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three- and nine-month periods ended September 30, 2007 is as follows:

	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2007
Total revenue	$18,550,583	$56,741,529
Net income	$19,641,663	$26,031,751
Basic net income per share	$0.66	$0.89
Diluted net income per share	$0.65	$0.88
Weighted average basic shares outstanding	29,721,781	29,124,396
Weighted average diluted shares outstanding	30,180,404	29,572,124

5.	STOCK-BASED COMPENSATION

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock available for awards by 1,000,000, to a total of 2,250,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of equity incentives. Awards that have been granted under the 1998 Plan and the 2007 Plan generally vest over a three-year period (except the grant to Mr. Cramer pursuant to his Employment Agreement which vests over a five year period) and stock options generally have terms of five years. As of September 30, 2008, there remained 1,405,864 shares available for future awards under the 2007 Plan. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $986,076 and $2,639,208 of non-cash compensation for the three- and nine-month periods ended September 30, 2008, respectively, as compared to $536,898 and $1,608,479, respectively, for the three- and nine-month periods ended September 30, 2007.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007 reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three- and nine-month periods ended September 30, 2008 was $986,076 and $2,639,208, respectively, as compared to $536,898 and $1,608,479, respectively, for the three- and nine-month periods ended September 30, 2007. As of September 30, 2008, there was approximately $7.0 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.70 years.

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2008 and 2007 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three- and nine-month periods ended September 30, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2008 and 2007 was $3.56 and $4.06, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Nine Months Ended September 30,
	2008	2007
Expected option lives	3.5 years	3.5 years
Expected volatility	47.57%	46.67%
Risk-free interest rate	2.37%	4.64%
Expected dividend yield	0.83%	0.94%

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

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2007	1,926,354	$6.45
Options granted	399,478	$11.24
Restricted stock units granted	148,261	$0.00
Options exercised	(107,268)	$4.19
Shares issued under restricted stock units	(118,041)	$0.00
Options cancelled	(5,000)	$10.24
Restricted stock units forfeited	(13,335)	$0.00
Awards outstanding at March 31, 2008	2,230,449	$7.36
Options granted	172,628	$8.65
Restricted stock units granted	310,110	$0.00
Options exercised	(31,100)	$4.48
Options cancelled	(46,835)	$10.42
Awards outstanding at June 30, 2008	2,635,252	$6.56
Options cancelled	(65,367)	$9.18
Restricted stock units forfeited	(5,000)	$0.00
Awards outstanding at September 30, 2008	2,564,885	$6.50	$5,516	2.80
Awards vested and expected to vest at September 30, 2008	2,434,975	$6.40	$5,350	2.02
Options exercisable at September 30, 2008	1,016,664	$6.21	$2,005	1.50
Restricted stock units eligible to be issued at September 30, 2008	0	$0.00	$0	3.15

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2008 and changes in the nine-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2007	1,203,127	$4.66
Shares underlying options granted	572,106	$3.56
Shares underlying restricted stock units granted	458,371	$9.81
Shares underlying options vested	(444,671)	$3.08
Shares underlying restricted stock units vested	(118,041)	$8.59
Shares underlying options cancelled	(104,336)	$3.61
Shares underlying restricted stock units forfeited	(18,335)	$9.19
Shares underlying awards unvested at September 30, 2008	1,548,221	$5.95

For the nine months ended September 30, 2008 and 2007, the total fair value of share-based awards vested was $2,382,064 and $1,819,444, respectively. For the nine months ended September 30, 2008 and 2007, the total intrinsic value of options exercised was $1,152,566 and $3,507,994, respectively.

6.	STOCKHOLDERS’ EQUITY

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

Treasury Stock

In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock. During the nine-month periods ended September 30, 2008 and 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, and the issuance of restricted stock units in January 2008 to Company employees, the Company withheld 231,602, 66,982 and 27,597 shares, respectively, in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock.

Stock Options

Under the 1998 Plan, 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock available for awards by 1,000,000, to a total of 2,250,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of equity incentives. Awards that have been granted under the 1998 Plan and the 2007 Plan generally vest over a three-year period (except the grant to Mr. Cramer pursuant to his Employment Agreement which vests over a five year period) and stock options generally have terms of five years. As of September 30, 2008, there remained 1,405,864 shares available for future awards under the 2007 Plan. In connection with awards under both the 1998 and 2007 Plans, the Company recorded $986,076 and $2,639,208 of non-cash compensation for the three- and nine-month periods ended September 30, 2008, respectively, as compared to $536,898 and $1,608,479, respectively, for the three- and nine-month periods ended September 30, 2007.

For the three- and nine-month periods ended September 30, 2008, zero and 572,106 options, respectively, and zero and 458,371 restricted stock units, respectively, were granted to employees of the Company. For the three- and nine-month periods ended September 30, 2007, 180,000 and 492,500 options, respectively, and zero and 247,210 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three- and nine-month periods ended September 30, 2008, zero and 138,368 stock options, respectively, were exercised, and zero and 118,041 shares were issued under restricted stock unit grants, respectively, yielding approximately zero dollars and $0.6 million, respectively, to the Company. For the three- and nine-month periods ended September 30, 2007, 132,032 and 513,365 stock options, respectively, were exercised, and zero and 46,996 shares were issued under restricted stock unit grants, respectively, yielding approximately $0.6 million and $2.0 million, respectively, to the Company.

Issuance of Common Stock for Acquisitions

On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr LLC that it did not already own (See Note 4 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 329,567 unregistered shares of the Company’s common stock.

On August 2, 2007, the Company announced the acquisition of Corsis Technology Group II LLC (renamed Promotions.com LLC) (See Note 4 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 694,230 unregistered shares of the Company’s common stock.

On November 2, 2007, the Company announced the acquisition of Bankers Financial Products Corporation (See Note 4 to the Consolidated Financial Statements). In connection with this acquisition, the Company issued 636,081 unregistered shares of the Company’s common stock.

Dividends

On September 30, 2008, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on September 15, 2008. These dividends totaled approximately $0.9 million.

7.	LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the district court ruled on the motions. The district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

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

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.

We are presently defending the action vigorously. Any unfavorable outcome of this litigation could have an adverse impact on the Company’s business, financial condition, results of operations, and cash flows.

8.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three month period ended September 30, 2008, no potential common shares were included in the calculation, as the result was anti-dilutive. For the three months ended September 30, 2007, approximately 0.4 million options and warrants to purchase common stock were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods. For the nine month periods ended September 30, 2008 and 2007, approximately 2.4 million and 0.4 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Basic net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(1,064,996)	$19,765,086	$3,687,713	$26,318,901
Loss on disposal of discontinued operations	(3,079)	(569)	(7,895)	(1,692)
Preferred stock cash dividends	(96,424)	-	(289,272)	-
Numerator for basic earnings per share -
Net (loss) income available to common stockholders	$(1,164,499)	$19,764,517	$3,390,546	$26,317,209

Denominator:
Weighted average basic shares outstanding	30,482,949	29,085,700	30,442,955	28,488,315

Net (loss) income per basic share:
(Loss) income from continuing operations	$(0.04)	$0.68	$0.12	$0.92
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net (loss) income available to common stockholders	$(0.04)	$0.68	$0.11	$0.92

Dilutive net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(1,064,996)	$19,765,086	$3,687,713	$26,318,901
Loss on disposal of discontinued operations	(3,079)	(569)	(7,895)	(1,692)
Preferred stock cash dividends	(96,424)	-	-	-
Numerator for diluted earnings per share -
Net (loss) income available to common stockholders	$(1,164,499)	$19,764,517	$3,679,818	$26,317,209

Denominator:
Weighted average basic shares outstanding	30,482,949	29,085,700	30,442,955	28,488,315
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	-	458,623	413,164	447,728
Convertible preferred stock	-	-	3,856,942	-
Weighted average diluted shares outstanding	30,482,949	29,544,323	34,713,061	28,936,043

Net (loss) income per diluted share:
(Loss) income from continuing operations	$(0.04)	$0.67	$0.11	$0.91
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	-	-	-
Net (loss) income available to common stockholders	$(0.04)	$0.67	$0.11	$0.91

9.	INCOME TAXES

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

The Company recognized a deferred tax asset of approximately $44 million and $53 million as of September 30, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $125 million and $132 million as of September 30, 2008 and 2007, respectively, available to offset future taxable income through 2025.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2008, the Company recorded a valuation allowance of $28 million against the deferred tax asset. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of ownership was deemed to have occurred in August, 2000 and again in November, 2007. These changes of ownership created an annual limitation on the usage of the Company’s losses which will become available over the years of 2008 to 2025.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the September 30, 2008 valuation allowance.

10.	ACCRUED EXPENSES

Accrued expenses as of September 30, 2008 and December 31, 2007 consists of the following:

	September 30,	December 31,
	2008	2007
Other liabilities	$975,236	$940,170
Professional fees	419,221	830,831
Payroll and related costs	419,095	821,529
Advertising fees	272,018	242,242
Insurance	249,075	222,207
Third party content and data costs	219,185	197,319
Consulting fees	173,222	39,232
Tax related costs	169,690	331,198
Bonuses	92,255	1,001,885
Distribution fees	47,917	270,378
Statistical services fees	13,959	109,644
Total accrued expenses	$3,050,873	$5,006,635

11.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. The cash balances are insured by either the FDIC, up to $250,000 per depositor, or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds.  The Company has cash balances on deposit with two financial institutions at September 30, 2008 that exceed the insured limit in the amount of $1.3 million.  In addition, the Company holds investments in two municipal auction rate securities issued by the District of Columbia with a par value of $1.9 million. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the nine months ended September 30, 2008 and 2007, the Company’s top five advertisers accounted for approximately 26% and 31%, respectively, of its total advertising revenue. For the nine months ended September 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

12.	LONG TERM INVESTMENT

On April 23, 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site. Geezeo combines online personal finance tools in a social networking environment to assist consumers in achieving their financial goals. Geezeo allows users to track bank accounts and credit card balances, as well as investments, mortgages, student loans and auto loans. The Company’s initial investment in Geezeo included an investment of $1.2 million for an approximate 13% interest in Geezeo. On October 23, 2008, the Company invested $650,000 in additional funds to increase to an 18.5% ownership. The Company also retains the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009. Promotions.com has agreed to provide software development services to Geezeo on an arm’s length basis.

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

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from (i) paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and (ii) marketing services, which includes advertising and interactive marketing services revenue. In the third quarter of 2008, the Company’s revenue from paid services and marketing services comprised 61% and 39%, respectively, of total revenue, compared to 57% and 43%, respectively, in the third quarter of 2007.

Paid services revenue includes revenue from our subscription Web sites and newsletters (“Subscriptions Services”), which are generally targeted at more experienced investors, as well as syndication, licensing and information services revenue.

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

Marketing services revenue includes advertising revenue and interactive marketing services revenue from our Promotions.com business. We believe that the growth opportunity of our marketing services business is greater than that of our paid services business. Through our growing network of online Web sites -- which include TheStreet.com, Stockpickr.com, MainStreet.com and BankingMyWay.com, along with our recent minority interest in Geezeo.com -- our goal is to meet our audience and advertiser demands while becoming the leading independent online network where issues and topics related to life and money intersect. We plan to accomplish this goal by providing:

•	A broader range of content to our audience, including personal finance, real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and

•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

As a result of expanded content offerings and implementation of marketing relationships with other high-traffic Web sites, we experienced increases in unique visitors to our network of Web sites. In the third quarter of 2008, our network attracted an average of 8.0 million unique visitors per month, an increase of 27% over the same period in the prior year. The growth in our unique audience attracted new advertisers to the site and allowed us to expand our relationships with a number of our existing advertisers. See “Risk Factors — We May Have Difficulty Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers.”

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

We generate interactive marketing services revenue from Promotions.com, which we acquired in August, 2007. Promotions.com implements online and mobile interactive promotions -- including sweepstakes, instant win games and customer loyalty programs -- for some of the world’s largest brands, and provides the Company with the capabilities to deliver these promotions for our advertisers on campaigns that run across our network of Web sites.

The free, advertising supported content on our network of Web sites, and paid content offerings through our RealMoney Web site and subscription services, has earned recognition from our audience and our professional peers, which attracts a growing audience and draws in advertisers seeking to associate their brands with our content. During 2008, we have received the following awards and distinctions:

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

Paid services include subscription fees paid by customers for access to particular services for the term of the subscription as well as syndication and licensing revenue. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

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

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the three- and nine-month periods ended September 30, 2008, the Company capitalized software development costs totaling $123,689 and $483,567, respectively, as compared to $63,589 and $287,827, respectively, for the three- and nine-month periods ended September 30, 2007. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the three- and nine-month periods ended September 30, 2008, the Company capitalized Web site development costs totaling $671,239 and $1,933,539 respectively, as compared to $512,578 and $1,572,857, respectively, for the three- and nine-month periods ended September 30, 2007.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense for the three- and nine-month periods ended September 30, 2008 was $230,791, and $621,655, respectively, as compared to $11,072 and $34,622, respectively, for the three- and nine-month periods ended September 30, 2007.

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

Investment of the Company’s Cash

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. As of September 30, 2008, the Company’s cash, cash equivalents, marketable securities and restricted cash are primarily invested directly in U.S. Treasury Bills, or indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The cash balances are insured by either the FDIC, up to $250,000 per depositor, or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds.  The Company has cash balances on deposit with two financial institutions at September 30, 2008 that exceed the insured limit in the amount of $1.3 million.

The Company also holds investments in two municipal auction rate securities ("ARS") issued by the District of Columbia with a par value of $1.9 million. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for these ARS since that time. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.

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

For the three- and nine-month periods ended September 30, 2008, the Company’s top five advertisers accounted for approximately 33% and 26%, respectively, of its total advertising revenue as compared to approximately 29% and 31%, respectively, for the three- and nine-month periods ended September 30, 2007. For the three- and nine-month periods ended September 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Stock-based compensation expense recognized under SFAS No. 123(R) for the three- and nine-month periods ended September 30, 2008 was $986,076 and $2,639,208, respectively, as compared to $536,898 and $1,608,479, respectively, for the three- and nine-month periods ended September 30, 2007. As of September 30, 2008, there was approximately $7.0 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.70 years.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2008 and 2007 was $3.56 and $4.06, respectively, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

	For the Nine Months Ended September 30,
	2008	2007
Expected option lives	3.5 years	3.5 years
Expected volatility	47.57%	46.67%
Risk-free interest rate	2.37%	4.64%
Expected dividend yield	0.83%	0.94%

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share based awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and -without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

Results of Operations

Comparison of Three Months Ended September 30, 2008 and September 30, 2007

Revenue

	For the Three Months Ended September 30,
	2008	Percent of Total Revenue	2007	Percent of Total Revenue	Percent Change
Revenue:
Paid services	$10,244,212	61%	$9,188,329	57%	11%
Marketing services	6,478,367	39%	6,930,030	43%	-7%
Total revenue	$16,722,579	100%	$16,118,359	100%	4%

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

	For the Three Months Ended September 30,		Percent
	2008	2007	Change
Paid services:
Subscription	$7,432,481	$8,339,087	-11%
Syndication, licensing and information services	2,811,731	849,242	231%
Total	$10,244,212	$9,188,329	11%

Subscription revenue for the three months ended September 30, 2008 decreased by 11% when compared to the three months ended September 30, 2007. The decrease is partially attributable to the outsourcing of TheStreet.com Ratings business to Grey House Publishing in the second quarter of 2007. Prior to the outsourcing of this business, subscription revenue included the full sales price of the product. Revenue now reflects a fee based upon a percentage of the sales price, which is recorded as licensing revenue. Subscription revenue from TheStreet.com Ratings totaled approximately $260,000 in the three months ended September 30, 2007, as compared to approximately $12,000 in the three months ended September 30, 2008. Excluding the impact of the Ratings outsourcing, revenue specifically from our Subscription Services business decreased 8%, which was primarily related to an 8% decrease in subscribers to our Subscription Services from approximately 85,700 as of September 30, 2007 to approximately 79,200 as of September 30, 2008. The performance of the subscription business is impacted by the performance of the stock market. Prolonged declines in the stock market reduce the size of the potential market for subscribers as more investors turn away from the stock market in their search for investment growth and preservation of principal. While the retention rates across our subscription products remain strong, with renewal rates during the current quarter of 65% and 90% for annual and monthly subscribers, respectively, our lower acquisition rates across our subscriber marketing channels resulted in lower year over year subscribers and subscription revenue.

For the three months ended September 30, 2008, approximately 78% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 70% for the three months ended September 30, 2007. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the three months ended September 30, 2008 and 2007.

Syndication, licensing and information services revenue for the three months ended September 30, 2008 increased by 231% when compared to the three months ended September 30, 2007. The increase is primarily the result of the information services revenue from the operations of RateWatch, which was acquired on November 2, 2007 and thus did not contribute revenue during the earlier period. Additional licensing revenue is derived from the TheStreet.com Ratings license agreement with Grey House Publishing as noted above and other syndication of TheStreet.com Ratings data.

Marketing services. Marketing services revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts, as well as interactive marketing services for which the Company develops online and mobile interactive solutions for advertisers, marketers and content publishers.

	For the Three Months Ended September 30,		Percent
	2008	2007	Change
Marketing services:
Advertising	$5,436,633	$4,610,579	18%
Interactive marketing services	1,041,734	2,319,451	-55%
Total	$6,478,367	$6,930,030	-7%

Advertising revenue for the three months ended September 30, 2008 increased by 18% when compared to the three months ended September 30, 2007. The increase is primarily attributable to the effective monetization of a 27% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the three months ended September 30, 2007. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

Interactive marketing services revenue for the three months ended September 30, 2008 decreased by 55% when compared to the three months ended September 30, 2007. Our Promotions.com business was negatively impacted in the quarter, as current and prospective clients delayed promotions and interactive marketing initiatives beyond the third quarter.

Operating Expense

	For the Three Months Ended September 30,				Percent
	2008	(*)	2007	(*)	Change
Operating expense:
Cost of services	$8,405,002	50.3%	$6,509,157	40.4%	29%
Sales and marketing	3,550,363	21.2%	2,619,286	16.3%	36%
General and administrative	4,589,851	27.4%	3,064,728	19.0%	50%
Depreciation and amortization	1,481,670	8.9%	654,397	4.1%	126%
Total operating expense	$18,026,886		$12,847,568		40%

(*) Percent of revenue

Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

The increase in cost of services over the periods was largely the result of increased compensation costs totaling approximately $1.3 million. These increased compensation costs are primarily attributable to incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions, as well as compensation expense associated with BankingMyWay.com and MainStreet.com, which were launched in the quarters ended December 31, 2007 and March 31, 2008, respectively. The Company also experienced increased costs related to hosting, data and consulting, the sum of which increased by approximately $0.5 million over the periods.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

The increase in sales and marketing expense was largely the result of increased compensation and online marketing costs totaling approximately $0.7 million year over year. This increase included an investment in a larger ad sales team to deliver advertising revenue growth across an expanding network of Web sites, as well as an increase in our search engine marketing and online marketing spend to support the launch of BankingMyWay.com and MainStreet.com. The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

The increase in general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $0.7 million, including an increase in noncash compensation costs of approximately $0.2 million. In addition, the increase in general and administrative expense was the result of increased costs related to occupancy totaling approximately $0.3 million, an increase to our bad debt reserve in the amount of approximately $0.3 million in the quarter and a non-recurring charge for professional fees in the amount of approximately $0.3 million.

Depreciation and amortization. The increase in depreciation and amortization expense is largely attributable to the amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $0.4 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, and higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Three Months Ended September 30,		Percent
	2008	2007	Change
Net interest income	$345,675	$571,121	-39%

The decrease in net interest income is primarily the result of reduced interest rates as a result of our decision to invest our cash balances, directly in U.S. Treasury Bills, or indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The lower yield in the quarter was partially offset by a higher cash balance.

Discontinued Operations

	For the Three Months Ended September 30,		Percent
	2008	2007	Change
Loss on disposal of discontinued operations	$3,079	$569	441%

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the three-month periods ended September 30, 2008 and 2007, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	September 30, 2008	December 31, 2007
Current liabilities	$227,003	$232,242

Net (Loss) Income

Net loss for the three-month period ended September 30, 2008 totaled $1,068,075, or $0.04 per basic and diluted share, compared to net income totaling $19,764,517, or $0.68 per basic and $0.67 per diluted share for the three-month period ended September 30, 2007. The decrease over the periods was largely the result of a $16 million reduction to the Company’s deferred tax asset valuation allowance, which was recorded as a benefit to the income tax provision in the previous year period.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three-month period ended September 30, 2008 totaled $174,284 as compared to EBITDA of $3,970,595 for the three-month period ended September 30, 2007. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s net income and various cash flow measures (e.g., cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Three Months Ended September 30,
	2008	2007
Net (loss) income	$(1,068,075)	$19,764,517
Less net interest income	(345,675)	(571,121)
Add taxes	106,364	(15,877,198)
Add depreciation and amortization	1,481,670	654,397
EBITDA	$174,284	$3,970,595

Comparison of Nine Months Ended September 30, 2008 and September 30, 2007

Revenue

	For the Nine Months Ended September 30,
	2008	Percent of Total Revenue	2007	Percent of Total Revenue	Percent Change
Revenue:
Paid services	$31,293,620	57%	$28,031,229	62%	12%
Marketing services	24,065,875	43%	17,493,982	38%	38%
Total revenue	$55,359,495	100%	$45,525,211	100%	22%

Paid services.

	For the Nine Months Ended September 30,		Percent
	2008	2007	Change
Paid services:
Subscription	$23,114,062	$25,649,904	-10%
Syndication, licensing and information services	8,179,558	2,381,325	243%
Total	$31,293,620	$28,031,229	12%

Subscription revenue for the nine months ended September 30, 2008 decreased by 10% when compared to the nine months ended September 30, 2007. The decrease is partially attributable to the outsourcing of TheStreet.com Ratings business to Grey House Publishing in the second quarter of 2007. Prior to the outsourcing of this business, subscription revenue included the full sales price of the product. Revenue now reflects a fee based upon a percentage of the sales price, which is recorded as licensing revenue. Subscription revenue from TheStreet.com Ratings totaled approximately $1,480,000 in the nine months ended September 30, 2007, as compared to approximately $137,000 in the nine months ended September 30, 2008. Excluding the impact of the Ratings outsourcing, revenue specifically from our Subscription Services business decreased by 5%, which was primarily related to an 8% decrease in subscribers to our subscription services from approximately 85,700 as of September 30, 2007 to approximately 79,200 as of September 30, 2008. The performance of the subscription business is impacted by the performance of the stock market. Prolonged declines in the stock market reduce the size of the potential market for subscribers as more investors turn away from the stock market in their search for investment growth and preservation of principal. While the retention rates across our subscription products remain strong, with renewal rates during the current year to date period of 65% and 90% for annual and monthly subscribers respectively, our lower acquisition rates across our subscriber marketing channels resulted in lower year over year subscribers and subscription revenue.

For the nine months ended September 30, 2008, approximately 75% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 70% for the nine months ended September 30, 2007. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the nine months ended September 30, 2008 and 2007.

Syndication, licensing and information services revenue for the nine months ended September 30, 2008 increased by 243% when compared to the nine months ended September 30, 2007. The increase is primarily the result of the information services revenue from the operations of RateWatch, which was acquired on November 2, 2007 and thus did not contribute revenue during the earlier period. Additional licensing revenue is derived from the TheStreet.com Ratings license agreement with Grey House Publishing noted above, and other syndication of TheStreet.com Ratings data.

Marketing services.

	For the Nine Months Ended September 30,		Percent
	2008	2007	Change
Marketing services:
Advertising	$17,777,230	$15,174,531	17%
Interactive marketing services	6,288,645	2,319,451	171%
Total	$24,065,875	$17,493,982	38%

Advertising revenue for the nine months ended September 30, 2008, increased by 17% when compared to the nine months ended September 30, 2007. The increase is primarily attributable to the effective monetization of a 29% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the nine months ended September 30, 2007. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

We believe that we have particular appeal to a growing number of non-financial advertisers, who comprised 41% of total advertising revenue in the nine months ended September 30, 2008, as compared to 40% in the nine months ended September 30, 2007. Additionally, we believe that the continued shift of advertising spending from traditional media to online advertising has led generally to increased spending by the Company’s advertisers and to an increase in the number of advertisers choosing to place their advertisements throughout the Company’s network of Web sites and newsletters.

The number of advertisers for the nine months ended September 30, 2008 was 172 as compared to 150 for the nine months ended September 30, 2007. The Company’s top five advertisers accounted for approximately 26% of its total advertising revenue for the nine months ended September 30, 2008, as compared to approximately 31% for the nine months ended September 30, 2007. For the nine-month periods ended September 30, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

Interactive marketing services revenue for the nine months ended September 30, 2008 increased by 171% when compared to the nine months ended September 30, 2007. The increase in revenue is primarily the result of a full nine months of interactive marketing services revenue during the current period associated with Promotions.com, which was acquired on August 2, 2007, and thus did not contribute a full nine months of revenue during the earlier period.

Operating Expense

	For the Nine Months Ended September 30,				Percent
	2008	(*)	2007	(*)	Change
Operating expense:
Cost of services	$24,427,285	44.1%	$17,780,664	39.1%	37%
Sales and marketing	10,944,352	19.8%	9,004,490	19.8%	22%
General and administrative	13,024,218	23.5%	8,537,882	18.8%	53%
Depreciation and amortization	4,330,054	7.8%	1,469,539	3.2%	195%
Total operating expense	$52,725,909		$36,792,575		43%

(*) Percent of revenue

Cost of services. The increase in cost of services over the periods was largely the result of increased compensation costs totaling approximately $5.0 million. The increased compensation costs are primarily attributable to incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions, as well as compensation expense associated with BankingMyWay.com and MainStreet.com, which were launched in the quarters ended December 31, 2007 and March 31, 2008, respectively. The Company also experienced increased costs related to hosting, data, fulfillment and computer maintenance, the sum of which increased by approximately $1.8 million over the periods.

 Sales and marketing. The increase in sales and marketing expense was largely the result of increased compensation and online marketing costs totaling approximately $1.3 million year over year. This increase included an investment in a larger ad sales team to deliver advertising revenue growth across an expanding network of Web sites, as well as an increase in our search engine marketing and online marketing spend to support the launch of BankingMyWay.com and MainStreet.com. The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions. These increased costs were partially offset by decreases related to ad serving and credit card processing, the sum of which decreased by approximately $0.2 million over the periods.

General and administrative. The increase in general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $2.3 million, including an increase in noncash compensation costs of approximately $0.5 million. In addition, the increase in general and administrative expense was the result of increased costs related to occupancy of approximately $1.0 million, an increase to our bad debt reserve in the amount of approximately $0.4 million and a non-recurring charge for professional fees approximating $0.3 million.

Depreciation and amortization. The increase in depreciation and amortization expense is largely attributable to the amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $1.5 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, and higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Nine Months Ended September 30,		Percent
	2008	2007	Change
Net interest income	$1,432,112	$1,796,820	-20%

The increase in net interest income is primarily the result of reduced interest rates as a result of our decision to invest our cash balances, directly in U.S. Treasury Bills, or indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The lower yield in the period was partially offset by a higher cash balance.

Discontinued Operations

	For the Nine Months Ended September 30,		Percent
	2008	2007	Change
Loss on disposal of discontinued operations	$7,895	$1,692	367%

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations.

For the nine-month periods ended September 30, 2008 and 2007, loss on disposal of discontinued operations represents additional costs incurred with the liquidation process.

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	September 30, 2008	December 31, 2007
Current liabilities	$227,003	$232,242

Net (Loss) Income

Net income for the nine-month period ended September 30, 2008 totaled $3,679,818, or $0.12 per basic and $0.11 per diluted share, compared to $26,317,209, or $0.92 per basic and $0.91 per diluted share for the nine-month period ended September 30, 2007. The decrease over the periods was largely the result of a $16 million reduction to the Company’s deferred tax asset valuation allowance, which was recorded as a benefit to the income tax provision in the previous year period.

Earnings Before Interest, Taxes, Depreciation and Amortization

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the nine-month period ended September 30, 2008 totaled $6,955,745, as compared to EBITDA of $10,326,326 for the nine-month period ended September 30, 2007. The Company utilizes EBITDA to evaluate the performance of its businesses. EBITDA is considered an important indicator of the operational strength of the Company’s business and it provides an indication of the Company’s ability to service debt and fund capital expenditures. EBITDA eliminates the uneven effect of considerable amounts of noncash depreciation of tangible assets and amortization of certain intangible assets that were recognized in business combinations. A limitation of this measure, however, is that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s businesses. Management evaluates the investments in such tangible and intangible assets through other financial measures, such as capital expenditure budgets and investment spending levels.

EBITDA should be considered in addition to, not as a substitute for, the Company’s net income and various cash flow measures (e.g., cash provided by operations) as well as other measures of financial performance reported in accordance with U.S. generally accepted accounting principles (“GAAP”).

EBITDA is calculated as follows:

	For the Nine Months Ended September 30,
	2008	2007
Net income	$3,679,818	$26,317,209
Less net interest income	(1,432,112)	(1,796,820)
Add taxes	377,985	(15,663,602)
Add depreciation and amortization	4,330,054	1,469,539
EBITDA	$6,955,745	$10,326,326

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds could easily be made available for operating purposes. Given the uncertainty surrounding the current macro-economic environment, as of September 30, 2008, substantially all of the Company’s cash, cash equivalents, marketable securities and restricted cash balances were invested directly in U.S. Treasury Bills, or indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. As of September 30, 2008, the Company’s cash, cash equivalents, marketable securities and restricted cash amounted to $80,094,888, representing 45% of total assets.

Cash generated from operations was sufficient to cover expenses during the nine-month period ended September 30, 2008. Net cash provided by operating activities totaled $8,761,001 for the nine-month period ended September 30, 2008, as compared to net cash provided by operating activities totaling $9,197,184 for the nine-month period ended September 30, 2007. The decrease in net cash provided by operating activities is primarily related to the following:

•	A decrease in income from continuing operations partially due to a reduction to the deferred tax asset valuation allowance recorded during 2007; and
•	an increase in the overall growth of receivables in the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007 primarily related to higher revenue.

These decreases were partially offset by increased noncash expenses, particularly related to a reduction to the deferred tax asset valuation allowance recorded during 2007, combined with amortization of intangible assets associated with the acquisitions of Stockpickr LLC, Corsis Technology Group II LLC (renamed Promotions.com LLC) and Bankers Financial Products Corporation and an increase in accounts payable as a result of higher operating expenses.

Net cash provided by operating activities of $8,761,001 for the nine-month period ended September 30, 2008 was primarily the result of the Company’s net income combined with noncash expenses and an increase in accounts payable (due primarily to higher operating expenses), partially offset by a decrease in accrued expenses (primarily the result of payments related to annual incentive compensation) and an increase in accounts receivable (primarily related to increased revenue).

Net cash used in investing activities of $32,436,861 for the nine-month period ended September 30, 2008 was primarily the result of the purchase of short term marketable securities (invested in U.S. Treasury bills), capital expenditures consisting of capitalized website and software development costs and purchases of computer hardware, software, leasehold improvements and furniture and fixtures, combined with the Company’s long-term investment in Debtfolio, Inc. (See Note 12 in the Notes to Consolidated Financial Statements)

Net cash used in financing activities of $2,607,900 for the nine-month period ended September 30, 2008 primarily consisted of cash dividends paid and the purchase of treasury stock partially offset by the proceeds from the exercise of stock options.

The Company has a total of $618,660 of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City. The office leases do not expire within the next 12 months, and the restricted cash is therefore classified as a noncurrent asset.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $6.2 million through September 30, 2009, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared a cash dividend in the amount of $0.025 per share of common stock during each of the first three quarters of 2008, which resulted in cash expenditures of approximately $0.9 million and $2.6 million in the three- and nine-month periods ended September 30, 2008, respectively. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that it serves the best interests of stockholders by most effectively utilizing cash balances.

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

The Company recognized a deferred tax asset of approximately $44 million and $53 million as of September 30, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $125 million and $132 million, as of September 30, 2008 and 2007, respectively, available to offset future taxable income through 2025.

In accordance with Section 382 of the Internal Revenue Code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of September 30, 2008, the Company recorded a valuation allowance of $28 million against the deferred tax asset. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2007, a change of ownership was deemed to have occurred in August, 2000 and again in November, 2007. These changes of ownership created an annual limitation on the usage of the Company’s losses, which will become available over the years of 2008 to 2025.

In evaluating the reasonableness of the valuation allowance, management assessed whether it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which the temporary differences become deductible and/or credits can be utilized. To this end, management considered that the Company had taxable income in 2007 and anticipates continued taxable income through the year ended December 31, 2010. Based on these considerations management believes it is more likely than not that the Company will realize the benefit of its deferred tax asset, net of the September 30, 2008 valuation allowance.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space. Certain leases are subject to rent reviews and require payment of expenses under escalation clauses. Rent and equipment rental expenses increased to $1,892,581 for the nine-month period ended September 30, 2008, as compared to $1,299,631 for the nine-month period ended September 30, 2007. The change in rent and equipment rental expenses was primarily due to additional office space resulting from the Promotions.com and Bankers Financial Products Corporation acquisitions, increased headcount and changes in operating expense escalations. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of September 30, 2008, total future minimum cash payments are as follows:

	Payments Due by Period
		Less Than			After
Contractual obligations:	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
Operating leases	$4,702,685	$1,821,799	$1,456,544	$920,139	$504,203
Employment agreements	7,137,530	4,116,363	3,021,167	-	-
Outside contributor agreements	201,933	201,933	-	-	-
Leases payable	112,050	72,626	39,424	-	-
Total contractual cash obligations	$12,154,198	$6,212,721	$4,517,135	$920,139	$504,203

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the design and operation of these disclosure controls and procedures were effective. During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company. On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation. On February 19, 2003, the district court ruled on the motions. The district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5, due to the insufficiency of the allegations against the Company. The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

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

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.

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

We strive to differentiate our services from those provided by other finance-focused products available in the marketplace. In recent years, we have introduced Web sites featuring content from leading market commentators, user-generated content, and newsletters containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While we believe that the success of our products is dependent in part upon our brands, some of these products, particularly our newsletters, reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly our co-founder and Chairman of the Board James J. Cramer, form an essential element of our subscription revenue. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer. On April 9, 2008, we entered into a new employment agreement with Mr. Cramer under which he will provide services similar to those he previously provided. As amended to date, the new agreement has a term of three years and provides that Mr. Cramer may terminate the agreement as of January 15, 2010 and any year thereafter. The loss of Mr. Cramer’s services would have a material adverse effect on us. We can make no assurances that we will be able to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our network of Web sites and newsletters. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

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

For the three months ended September 30, 2008, our top five advertisers accounted for approximately 33% of our total advertising revenue, as compared to approximately 29% for the three months ended September 30, 2007. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

 Our Revenues Could Be Adversely Affected If The Securities Markets Decline.

Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets. While we believe investors are seeking more information related to the financial markets from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related publications, which could adversely affect the subscription revenue we derive from our subscription based Web sites and newsletters.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1 - 31, 2008	-	$-	-	$2,678,878
August 1 - 31, 2008	-	$-	-	$2,678,878
September 1 - 30, 2008	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

* In December 2000, the Company's Board of Directors authorized the repurchase of up to $10 million worth of the Company's common stock, from time to time, in private purchases or in the open market. In February 2004, the Company's Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting seperately as a single class, is necessary for the Company to repurchase its stock. The program does not have a specified expiration date. See Note 6 in Notes to Consolidated Financial Statements.

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
*10.1
Employment Agreement dated April 9, 2008, as amended on July 30, 2008 by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Reports on Form 8-K filed April 9, 2008 and July 30, 2008 respectively.

10.2	Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

* Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: November 7, 2008	By:	/s/ Thomas J. Clarke, Jr.
	Name:	Thomas J. Clarke, Jr.
	Title:	Chief Executive Officer

Date: November 7, 2008	By:	/s/ Eric Ashman
	Name:	Eric Ashman
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
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
*10.1
Employment Agreement dated April 9, 2008, as amended on July 30, 2008 by and between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Reports on Form 8-K filed April 9, 2008 and July 30, 2008 respectively.

10.2	Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

* Incorporated by Reference