Form 10-K
period 2008-12-31
THESTREET COM
filed 2009-03-13
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2008 as reported by Nasdaq, was approximately $157.0 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at March 9, 2009
Common Stock, $0.01 par value	30,524,147

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2008 ANNUAL REPORT ON FORM 10-K

i

THESTREET.COM, INC.

2008 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including our network of Web sites, email services, mobile devices, podcasts and video programming. We also syndicate our content for distribution by other media companies and print publications. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties, to become the leading independent online destination where issues and topics related to life and money intersect.

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from (i) paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and (ii) marketing services, which includes advertising and interactive marketing services revenue. In 2008, the Company’s revenue from paid services and marketing services was 57% and 43%, respectively, of total revenue, compared to 59% and 41%, respectively, in 2007.

Paid services revenue includes revenue from our subscription Web sites and newsletters (“Subscriptions Services”), as well as syndication, licensing and information services revenue.

Our Subscription Services are generally targeted at more experienced investors, as compared to the content on our free, advertising supported network of Web sites. Our two subscription Web sites are RealMoney.com, which provides actionable investing ideas, trading strategies, technical analysis and expert market commentary from more than 60 analysts and traders, and RealMoney Silver, a compilation of three email subscription services and the commentary from RealMoney. Our subscription email newsletters, which target a wide variety of investing strategies, includes: Action Alerts PLUS, the stock picks and portfolio strategies of well-known markets commentator James J. Cramer; TheStreet.com Stocks Under $10, which focuses on stocks priced below $10 a share; TheStreet.com Options Alerts, which focuses on the options market; TheStreet.com Top Stocks, which contains stock ideas and technical analysis; TheStreet.com Value Investor, which covers value stocks; BioTech Select which is sector specific; and The Dividend Stock Advisor, a model portfolio and analysis of high yield stocks and funds.

Syndication and licensing fees include revenue from the licensing and syndication of content from TheStreet.com Ratings, which tracks the risk-adjusted performance of more than 16,000 mutual funds and ETFs and more than 5,000 stocks. TheStreet.com Ratings also uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. In addition to generating revenue from the licensing and syndication of content from TheStreet.com Ratings, the stock, ETF and mutual fund ratings have been incorporated into our network of Web sites, including on the stock quote pages of TheStreet.com, as well as through online screening tools and regularly published stories.

Paid services also includes information services revenue from RateWatch, which offers competitive rate, fee and financial data, including data about CDs, IRAs, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards and auto loans. The information is obtained from more than 70,000 financial institutions (including branches), providing a comprehensive collection of rate information that also serves as the foundation for the data available on BankingMyWay.com, a free advertising supported Web site that enables consumers to search for the most competitive local and national rates from the RateWatch data.

We seek to grow our paid services business through ongoing tailoring and enhancement of our product offerings, external marketing and promotion, and promotion on our expanding network of Web sites.

Marketing services revenue includes advertising revenue and interactive marketing services revenue from our Promotions.com business. Through our growing network of online Web sites — which include TheStreet.com, Stockpickr.com, MainStreet.com and BankingMyWay.com, along with the recently acquired minority interest in Geezeo.com — our goal is to meet our audience and advertiser demands while becoming the leading independent online network where issues and topics related to life and money intersect. We plan to accomplish this goal by providing:

•	A broader range of content to our audience, including personal finance, real estate, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full-range of distribution platforms.

As a result of expanded content offerings and implementation of marketing relationships with other high-traffic Web sites, we experienced increases in the number of average monthly unique visitors to our network of Web sites. In 2008, our network attracted an average of 7.4 million unique visitors per month, an increase of 29% over the prior year. The growth in our unique audience attracted new advertisers to the site and allowed us to expand our relationships with a number of our existing advertisers. See “Risk Factors — We May Have Difficulty Maintaining or Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers and Subject to Industry and Other Factors.”

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	Banner, tile, contextual, performance based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com, as well as on our paid subscription site, RealMoney.com;
•	Advertisement placements in our free email newsletters;
•	Stand-alone emails sent on behalf of our advertisers to our registered users; and
•	Advertisements in TheStreet.com TV, TheStreet.com Mobile and in our podcasts.

We generate interactive marketing services revenue from Promotions.com, which we acquired in August 2007. Promotions.com implements online and mobile interactive promotions — including sweepstakes, instant win games and customer loyalty programs — for some of the world’s largest brands, and provides the Company with the capabilities to deliver these promotions for our advertisers on campaigns that run across our network of Web sites.

Our goal is to be a trusted resource to our audience, helping our readers to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. During 2008, we have received the following awards and distinctions:

•	New York Press Club Journalism Award in the Business Internet category;
•	New York Press Club Journalism Award in the Political Coverage Internet category;
•	Webby Award nomination for the Company's recently launched personal finance Web site MainStreet.com (www.mainstreet.com) for the Best Business Blog of 2008;
•	Society of American Editors and Writers Award for Enterprise Reporting;
•	Society of American Editors and Writers Award for Commentary;
•	Media Industry Newsletter (min) nomination for Best Premium Web site — RealMoney Silver;
•	Media Industry Newsletter (min) nomination for Best Mobile Platform; and
•	Media Industry Newsletter (min) Award for Editor of the Year — David Morrow, editor-in-chief.

Our strategy is to continue to expand our network, content offerings and distribution channels to attract a wider consumer audience to our online network where issues and topics related to life and money intersect by:

•	Providing a broader range of content to our audience, including real estate, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Providing innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

2008 Highlights

•	In February, the Company announced the launch of its redesigned flagship Web site, TheStreet.com (www.thestreet.com). The site’s completely new design creates a dynamic environment for readers and advertisers and provides multimedia financial news, education and tools in an easy-to-use and engaging environment. Visitors to the site have better access to the company's award-winning content, authors, and guest commentators as the redesign provides a more streamlined flow between content, quote data and financial tools.
•	In the same month the Company announced the launch of MainStreet (www.mainstreet.com), a Web site devoted to making personal finance entertaining. Geared to the everyday reader, MainStreet offers free personal finance information and advice on a range of money-oriented topics, as well as original videos, a community rating system for articles, email alerts, and more. MainStreet represents another innovative push by TheStreet.com to expand its audience and create additional advertising and sponsorship opportunities. In April, MainStreet.com was nominated by the 23rd Annual Webby Awards for the Best Business Blog of 2008.
•	The Company’s BankingMyWay.com Web site was also re-designed in February. BankingMyWay.com provides consumers with the largest collection of banking rates online. It offers the most effective and efficient way to search and compare rates locally, allowing consumers to search for rates by zip code, city or state; and provides rates for more than 53,000 financial institutions.
•	In April, the Company made a strategic investment in Geezeo, a Web-based personal finance Web site, as we continue our expansion in the money category. Geezeo combines free, easy-to-use online personal finance and budgeting tools with the power of social networking to provide the resources, experts and motivation consumers need to achieve their financial goals. Since going live in 2007, Geezeo has been recognized by CNN, The Wall Street Journal, Newsweek and The Washington Post for its innovation in combining social networking and personal finance.
•	In early June, “Nails on the Numbers” was launched via a partnership with long-time and popular contributor Lenny “Nails” Dykstra. As the exclusive home of Dykstra’s “deep in the money calls,” the product’s trading strategy focuses on undervalued option prices for large, blue-chip companies.
•	Later that same month, TheStreet.com InsiderInsights was also launched. Researched and written by Jonathan Moreland, who has been tracking insider activity for nearly 15 years, this newsletter focuses on bullish and bearish stock recommendations based on insider buying and selling.
•	In September, TheStreet.com further expanded its library of premium subscription products with the launch of Biotech Select, a newsletter devoted to providing key insights into the biotechnology sector. Written by senior correspondent Adam Feuerstein, formerly a buy-side analyst and now the portfolio manager of Biotech Select, it leverages his long-time experience in analyzing the biotech space.
•	In September, TheStreet.com began providing BlackBerry® smartphone users with automatic and free access to the latest stock market news, investing advice, stock picks and quotes. The application, developed by mobile technology leader Polar Mobile, is available for download on a range of BlackBerry smartphones from Research In Motion.

•	In October, leading mobile TV service provider MobiTV selected TheStreet.com TV to join its new business video product, Mobi4Biz, which combines live TV and Video-on-Demand content. Mobi4Biz also features user-driven programming, where the consumer creates a watch list. All of the consumer’s content discovery within the application is related to the watch list.

Marketing Services

Marketing services includes advertising revenue generated from our free, advertising supported network of Web sites, and interactive marketing services revenue from our Promotions.com business.

Advertising Sales

In 2008, our network generated an average of approximately 7.4 million unique visitors per month. We monetize this traffic through the sale of the following types of advertising placements:

•	Banner, tile, contextual, performance based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com, as well as on our paid subscription site, RealMoney.com;
•	Advertisement placements in our free email newsletters;
•	Stand-alone emails sent on behalf of our advertisers to our registered users; and
•	Advertisements on TheStreet.com TV, TheStreet.com Mobile and in our podcasts.

Our roster of free consumer properties includes the following:

TheStreet.com

Our flagship site, TheStreet.com, was launched in 1996 as a paid subscription news and commentary Web site and re-launched in 2000 as a free, advertising-supported site. TheStreet.com provides high-quality financial commentary, analysis and news with financial coverage to individual investors of all experience levels and professional investors. Updated throughout the trading day, TheStreet.com’s articles put readers on the trading floor with some of the leading commentators and journalists in the business. TheStreet.com provides investigative journalism, commentary on market trends, specific stock and mutual fund analysis, and has recently expanded its personal finance and lifestyle sections. In early 2008, TheStreet.com was relaunched after an extensive redesign. Engaging and user friendly, the redesigned site delivers an optimal experience for visitors accessing the company’s award-winning content, authors, guest commentators, enhanced quote data and financial tools, as well as advertisers who seek more efficient content targeting and custom content sponsorship opportunities.

TheStreet.com TV is a free online video network providing a daily menu of original business news and short-form feature programs. The programs are filmed in the Company’s studio at its principal offices at 14 Wall Street in New York City and on location, including The NASDAQ Stock Market. TheStreet.com TV offers continuous programming each day to keep investors informed of important changes in daily market conditions as well as information regarding personal finance and other topics that are important to investors. Aside from business news updates delivered during the trading day, TheStreet.com TV offers feature programs that include “Extreme Stocks,” a three-minute long segment on stocks over $100 and under $10; “Random Acts of Fashion,” the latest on retail and retail stocks, and “Wall Street Confidential,” a daily mid-day analysis of the issues and trends affecting that day’s trading. TheStreet.com TV is available on both the flagship Web site and the RealMoney Web site.

TheStreet.com Mobile offers BlackBerry smart phone users a full array of TheStreet.com content using Research in Motion’s “push” technology. Developed in partnership with Polar Mobile of Toronto, Canada, the application delivers full text stories to BlackBerry’s automatically. The application allows users to read stories even when not connected to a wireless signal.

TheStreet.com Ratings tracks the risk adjusted performance of more than 16,000 mutual funds and ETFs and more than 5,000 stocks. In addition, Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. The stock, ETF and mutual fund ratings have been incorporated into our free Web site, TheStreet.com, and links to a company’s Ratings page can be found in all published stories.

Stockpickr.com

Stockpickr.com, a free advertising supported site, debuted in February 2007 as one of the first Web sites to combine financial content and social networking. The site boasts Web 2.0 capabilities and seamless content integration with TheStreet.com, delivering the premiere online community for sharing stock ideas and information about investing. Time.com, the online site of Time Magazine, named Stockpickr.com one of the top Web sites in 2007.

BankingMyWay.com

BankingMyWay.com, a free advertising supported site, is a Web site that helps Web users find the most competitive rates locally and nationally for a myriad of banking products, including CDs, checking and money market accounts, savings accounts, mortgages, home equity, credit card rates and auto loans. BankingMyWay.com also contains original content articles that highlight the latest in banking and savings trends, as well as a wide menu of calculators that readers find useful and engaging. The calculators on BankingMyWay.com assist readers with a wide range of financial challenges and questions, from figuring the maximum monthly mortgage payment they can afford, to estimating the amount of monthly income their retirement account is likely to provide.

MainStreet.com

Launched in early 2008, MainStreet.com, a free advertising supported site, is a Web site that provides personal finance advice in the context of life events and stages. The site features a variety of channels, many of which address life situations: Smart Spending, Money/Investing, Family, Career, Retirement, Small Business, and Lifestyle. MainStreet dispenses advice on how to “save, spend and borrow smart” and our readers will thus find content on everything from budgeting/bargains to college financing to 401(k)s, and advertisers seeking to connect with an audience interested in personal finance will find numerous sponsorship opportunities on the site. MainStreet also features MainStreet.com TV, which contains original segments on personal finance.

Email Newsletters

We offer several free newsletters, including daily and weekly market bulletins, recaps from TheStreet.com TV and more. These newsletters are available by email to customers who register as members of our Web sites.

Podcasts

TheStreet.com’s first podcast, “The Real Story,” debuted September 1, 2006. A 20-minute podcast hosted by TheStreet.com research analyst Frank Curzio, “The Real Story” covers the top stories of the trading day, often featuring market experts as guests to provide additional analysis of the day’s events. “The Real Story” is available for download on the TheStreet.com and RealMoney.com Web sites and through Apple, Inc.’s iTunes store.

Interactive Marketing Services

Promotions.com is a leading provider of online and mobile custom interactive solutions for advertisers, marketers and content publishers. Promotions.com creates and develops Web sites, digital commerce solutions, and implements interactive promotions for some of the world’s largest brands. Promotions.com is a full-service agency that delivers services on a fixed fee, retainer and time & materials basis. Promotions.com also provides the Company with the capabilities to deliver advertising solutions that are increasingly sought by our advertisers.

Paid Services

Subscription Services

The Company offers a variety of paid subscription services through two platforms: Web sites and email newsletters.

Our two subscription Web sites are RealMoney.com, which provides actionable investing ideas, trading strategies, technical analysis and expert market commentary from more than 60 analysts and traders, and RealMoney Silver, a compilation of three email subscription services and the commentary from RealMoney. The three services included in RealMoney Silver are Action Alerts PLUS, TheStreet.com Stocks Under $10, and TheStreet.com Value Investor. RealMoney Silver also contains the exclusive commentary of Doug Kass, a long-time contributor to TheStreet.com and a hedge fund manager and exclusive coverage of earnings calls by our contributors.

The company produces additional subscription email newsletters. These include: Action Alerts PLUS, the stock picks and portfolio strategies of well-known markets commentator James J. Cramer; TheStreet.com Stocks Under $10, which focuses on stocks priced below $10 a share; TheStreet.com Breakout Stocks, which identifies little-known stocks that appear likely to have sharp, sustained increases in their share prices; TheStreet.com Options Alerts, which focuses on the options market; TheStreet.com Top Stocks, which contains stock ideas and technical analysis; TheStreet.com Value Investor, which covers value stocks; The Daily Swing Trade, which contains daily stock trading ideas based upon technical swing trading; BioTech Select which is sector specific; The Dividend Stock Advisor, a model portfolio and analysis of high yield stocks and funds; ETF Shark Alerts, a model portfolio and analysis of exchange traded funds; and InsiderInsights, which focuses on bullish and bearish stock recommendations based on insider buying and selling.

Syndication & Licensing & Information Services Revenue

Syndication and licensing revenue is derived from the syndication and licensing of our content to third parties, including the syndication of content from TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds and ETFs and more than 5,000 stocks. In addition, Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. TheStreet.com Ratings generates syndication revenue by providing ratings and research on more than 5,000 publicly traded companies to a number of large investment banking and brokerage firms that distribute independent research to their retail customers as part of the Global Analyst Research Settlement, which is in place through July 2009. In addition, TheStreet.com Ratings also licenses its content to Grey House Publishing, a leading independent reference publishing house to print, publish, distribute, market and sell certain TheStreet.com Ratings branded directories.

Information services revenue comes from our RateWatch business, which offers competitive rate, fee and financial data, including data about certificates of deposit, IRAs, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards and auto loans. The information is obtained from more than 70,000 financial institutions (including branches). This information is sold to banks and financial institutions on an annual subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients.

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

Online and Email Marketing

We engage in extensive online and email marketing to increase the number of subscribers to our premium services, increase traffic to our Web sites and grow our customer databases. Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third party service providers. We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns. In 2008, these programs consisted primarily of promotional advertising campaigns on search engines, online media networks, financial portals and smaller niche Web sites, and email marketing campaigns.

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

Public Awareness

We seek to raise our visibility and enhance the brand recognition of our services. In March 2005, the CNBC cable television network introduced “Mad Money,” a stock market commentary program hosted by James J. Cramer, markets commentator for TheStreet.com, as well as our co-founder and Chairman of the Board. Mr. Cramer’s presence on Mad Money has enabled TheStreet.com to increase awareness of our subscription services and introduced our content to a new audience of readers. For example, when Mr. Cramer mentions a stock on Mad Money that is part of the portfolio of Action Alerts Plus, a premium service managed by Mr. Cramer and sold exclusively by TheStreet.com, a graphic appears on the screen that notifies the reader of the charitable trust that is associated with the Action Alerts Plus service. In addition, the staff of TheStreet.com writes a nightly recap of the Mad Money show, which has become a popular feature for viewers of the show. The broad reach of our brand promotion through these endeavors has exposed our services to new audiences, helping to increase traffic and subscription opportunities. See “Risk Factors — Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base.”

In 2008, our writers and our stories were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, Bloomberg, The New York Times, The New York Post, Reuters, Dow Jones Newswires, Investor’s Business Daily, The Washington Post, The San Francisco Chronicle, Seattle Times, Newsday, the Associated Press and the Detroit Free Press. Additionally, some of our writers appear on television and radio, including CNBC, CNN, NBC, CBS, MSNBC and Fox Business News. Furthermore, maintaining relationships with such companies as Microsoft, Yahoo!, AOL and Google to distribute our content helps increase visibility of our brand and our individual contributors.

Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Web sites focused on business, personal finance, or investing, such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com (Dow Jones), The Motley Fool, BankRate.com and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance;
•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC and the Fox Business Channel;
•	investment newsletter publishers, such as Investormedia and Agora Publishing; and
•	established ratings services, such as Standard & Poors, Morningstar, Inc., Lipper and A.M. Best.

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

Our interactive marketing services face intense competition from both online and offline providers of promotions and other marketing technologies, including:

•	executional promotion providers including ePrize, SCA, IC Group as well as more traditional promotion provides such as Marden Kane and D.L. Blaire;
•	advertising or marketing agencies who in the past had been more focused on traditional media such as, Young & Rubicam, Wunderman and McCann; and
•	digital agencies such as Digitas.

Additionally, with current trends in media spending and a general economic slowdown, more and more companies may look towards executing online promotions as a way to offer new services and fill gaps in their budgets. This may lead to an increase in the number of direct competitors. Our ability to compete successfully depends on many factors, including our ability to successfully execute projects for our current clients, maintain a competitive pricing structure, introduce services that keep pace with current trends in the interactive marketing space, and the effectiveness of our sales and marketing efforts.

Infrastructure, Operations & Technology

The Company’s main technological infrastructure consists of proprietary content-management, subscription management, Ratings models, and eCommerce systems, which are hosted primarily at a facility of Savvis Communications Corporation (“Savvis”) in Jersey City, New Jersey. The Company’s Promotions.com business is hosted at several datacenters throughout the country, including Equinix in Newark, New Jersey, Equinix in Secaucus, New Jersey, and CoSentry in Belleview, Nebraska. Our operations are dependent in part on our ability, and that of our various hosting facilities, to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control. See “Risk Factors — System Failure or Interruption May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation.”

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

Employees

As of December 31, 2008, the Company had 310 employees. The Company has never had a work stoppage and none of its employees is represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

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

Although we generated net income for the year of 2008, you should not rely on the results as an indication of future performance. We may not be cash flow positive or generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our common stock is likely to decline.

Key writers, particularly James J. Cramer, are essential sources of revenue

Some of our products, particularly our newsletters, reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly our co-founder and Chairman of the Board James J. Cramer, form an essential element of our subscription revenue. In addition, Mr. Cramer’s popularity and visibility have provided public awareness of our services and introduced our content to new audiences. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer. Mr. Cramer has a three-year employment agreement, which may be terminated by him as of January 15, 2010 and any year thereafter. We can give no assurances that we will be able to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our network of Web sites and newsletters. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

The loss of the services of other key employees could affect our business

Our ability to compete in the marketplace depends upon the retention of other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, and salespersons to sell our advertising inventory. Several, but not all, of our key employees are bound by employment or non-competition agreements, certain of which have been noticed for non-renewal. There can be no assurances that the substitute employment and other arrangements, which have not been finalized, with key employees will provide adequate protections to us and will be acceptable and unobjectionable to such employees or will not result in management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

We may have difficulty maintaining or increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers and subject to industry and other factors

Our ability to maintain or increase our advertising revenue depends on a variety of factors. Such factors include: general market conditions; seasonal fluctuations in financial news consumption and overall online usage; our ability to maintain or increase our unique visitors and page view inventory; and our ability to win advertisers’ from other Web sites, television, newspapers, magazines, newsletters or other new media. Advertising revenues could decline if the relationships we have with portals and other high-traffic Web sites is adversely affected. In addition, our advertising revenues may decline as a result of pricing pressures on internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of the ongoing economic downturn, thus reducing advertising revenues. In this regard, where advertising revenue is performance-based, such revenue is directly sensitive to performance and thus may be directly and adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In 2008, our top five advertisers accounted for approximately 26% of our total advertising revenue, a decrease from 28% for 2007. Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions, budgetary cuts by our advertisers in response to adverse macro economic conditions and other factors could cause us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Investment of the company’s cash carries risks

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, debt securities available for sale and restricted cash. The Company maintains all of its cash, cash equivalents, debt securities available for sale and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. The cash balances are insured by either the FDIC, up to $250,000 per depositor (currently set to expire on December 31, 2009, after which the limit will reduce to $100,000 per depositor), or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds (currently set to expire on April 30, 2009). The Company has cash balances on deposit with three financial institutions at December 31, 2008 that exceed the insured limit in the amount of $24.7 million. Of this total, $21.8 million is invested in a money market fund that invests only in U.S. Treasury backed securities. No assurances can be made that the third party institutions will retain acceptable credit ratings or investment practices. Investment decisions of third parties and market conditions may adversely affect the Company’s cash balances and financial condition.

The company recorded impairment of intangible assets and there can be no assurances that we will not have to record additional impairments in the future

In 2008 the Company recorded an impairment of intangible assets that totaled $2,325,481. No impairment expense was recorded for the year ended December 31, 2007. The recorded impairments were the result of reduced revenue and cash flows as well as discontinued use of certain trade names. No assurances can be made that the Company will not have to record additional impairments in the future which may adversely affect the Company’s cash balances and financial condition.

We face intense competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Web sites focused on business, personal finance, or investing, such as The Wall Street Journal Online (www.wsj.com), Forbes.com, SmartMoney.com, MarketWatch.com (Dow Jones), The Motley Fool, BankRate.com and CNBC.com, as well as financial portals such as Yahoo! Finance and Google Finance;
•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC and the Fox Business Channel;
•	investment newsletter publishers, such as Investormedia and Agora Publishing; and
•	established ratings services, such as Standard & Poors, Morningstar, Inc., Lipper and A.M. Best.

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

Risks Associated With Our Strategic Acquisitions Could Adversely Affect Our Business

We have completed several acquisitions within the last three years, and we expect to make additional acquisitions and strategic investments in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management's attention from other business concerns. In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company. There can be no assurance that the Company's acquisitions will be successfully integrated into the Company's operations. In addition, there can be no assurance that the Company will complete any future acquisitions or that acquisitions will contribute favorably to the Company's operations and financial condition.

Although due diligence and detailed analysis were conducted before these acquisitions, there can be no assurance that these can fully expose all hidden problems that the acquired company may have. In addition, our valuations and analyses are based on numerous assumptions, and there can be no assurance that those assumptions will be proven correct or appropriate. Relevant facts and circumstances of our analyses could have changed over time, and new facts and circumstances may come to light as to render the previous assumptions and the valuations and analyses based thereon incorrect. Further, we may not necessarily be able to successfully integrate the acquired companies, may not be able to derive any synergy from the acquisitions and may not realize the benefits intended in such acquisitions.

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

Our ability to comply with all applicable securities laws and rules is largely dependent on our establishment and maintenance of appropriate compliance systems, as well as our ability to attract and retain qualified compliance personnel.

Because we operate in an industry subject to extensive regulation, new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could have a material adverse effect on our business, results of operations and financial condition.

Regulation of Sweepstakes and Promotions.  Our activities include, among other things, conducting online sweepstakes and contests for clients of our interactive marketing services. We use best efforts to comply with all sweepstakes, contest and bonding requirements as specified under various state laws. However, promotions law is subject to variation in regulation from state to state and new regulation, changes in existing regulation, or changes in the interpretation or enforcement of existing laws and rules could impose requirements that add cost or otherwise necessitate changes or even termination of certain practices in this area which could have a material adverse effect on our business, results of operations and financial condition.

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

Control by principal stockholders, officers and directors could adversely affect our stockholders, and the terms of our Series B preferred stock include significant control rights

Our officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, may have the ability to control our management and affairs, and substantially all matters submitted to stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). Some of these persons acting individually or together, even in the absence of control, may be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with our interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the common stock.

In November 2007, we issued to and sold to TCV VI, L.P. and TCV Member Fund, L.P., for an aggregate purchase price of approximately $55 million, a total of 5,500 shares of our Series B preferred stock, par value $0.01 per share (“Series B Preferred Stock”), which are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share and warrants to purchase 1,157,083 shares of Common Stock at an exercise price of $15.69 per share. The holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. In addition, so long as 2,200 shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to appoint one person to the Company’s board of directors.

So long as 30% of the shares of the currently-outstanding Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (i) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock (including, without limitation, the issuance of any shares of Series B Preferred Stock (other than shares of Series B Preferred Stock issued as a stock dividend or in a stock split); (ii) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (iii) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (iv) the payment of any dividends (other than dividends paid in our capital stock or any of our subsidiaries) in excess of $0.10 per share per annum on the Common Stock unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (v) the purchase or redemption of: (A) any Common Stock (except for the purchase or redemption from employee, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (B) any class or series of now or hereafter of our authorized stock that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

As a result of the foregoing, the requisite holders of the Series B Preferred Stock may be able to block the proposed approval of any of the above actions, which blockage may prevent us from achieving strategic or other goals dependent on such actions, including without limitation additional capital raising, certain dividend increases, and the redemption of outstanding Common Stock. All of the foregoing rights may limit our ability to take certain actions deemed in the interests of all of our stockholders but as to which the holders of the Series B Preferred Stock have control rights.

Anti-takeover provisions could prevent or delay a change of control

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our stockholders.

Our revenues could be adversely affected if the securities markets decline

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

The utilization of tax operating loss carryforwards depends upon future income

We have net operating loss carryforwards of approximately $124 million and $128 million as of December 31, 2008 and 2007, respectively, available to offset future taxable income through 2025. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York. Our interactive marketing services and internal technology services primarily reside in approximately 10,000 square feet in an office building at 29 West 38th Street in New York, New York. Our West Coast bureau is located in approximately 265 square feet of office space in Santa Monica, California. Regional locations of our wholly owned subsidiaries include: TheStreet.com Ratings, Inc., which occupies 5,220 square feet of office space in Jupiter, Florida, as well as approximately 2,500 square feet of office space in Boston, Massachusetts; Promotions.com LLC, which maintains regional offices in both Chicago, Illinois and Omaha, Nebraska occupying approximately 1,764 square feet and 1,784 square feet, respectively; and Bankers Financial Products Corporation (d/b/a RateWatch) and BankingMyWay.com LLC, which together occupy approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin.

The Company’s main technological infrastructure consists of proprietary content-management, subscription management, Ratings models, and eCommerce systems, which are hosted primarily at a facility of Savvis Communications Corporation (“Savvis”) in Jersey City, New Jersey. The Company’s Promotions.com business is hosted at several datacenters throughout the country, including Equinix in Newark, New Jersey, Equinix in Secaucus, New Jersey, and CoSentry in Belleview, Nebraska.

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

	Low	High
2007
First quarter	$8.23	$12.27
Second quarter	$10.10	$12.05
Third quarter	$9.78	$13.26
Fourth quarter	$11.95	$16.57
2008
First quarter	$7.80	$15.58
Second quarter	$6.51	$9.48
Third quarter	$5.64	$7.32
Fourth quarter	$2.70	$5.69

On March 9, 2009, the last reported sale price for our Common Stock was $1.81 per share.

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s common stock from December 31, 2003 through December 31, 2008 with the cumulative total return on the Nasdaq Composite Index, a self-constructed industry-specific peer group (1) and the Research Data Group (RDG) Internet Composite Index. The RDG Internet Composite Index is included this year as the Company believes that this index more adequately represents it’s industry and will use this comparison going forward. The performance graph is based upon closing prices on December 31st of each year other than 2006, which is based on the closing price on December 29, 2006, the last trading day before December 31, 2006. The comparison assumes $100 was invested on December 31, 2003 in the Company’s common stock and in each of the foregoing indices and assumes reinvestment of dividends. The closing price of our Common Stock on December 31, 2003 was $4.06.

(1)	The peer group consists of the following companies: Bankrate, Inc., Yahoo! Inc., The Knot, Inc. and Move, Inc. Cnet Networks, Inc., which was acquired by CBS Corporation on June 30, 2008, had been included in the self-constructed peer group in prior years.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TheStreet.com, The NASDAQ Composite Index,
The RDG Internet Composite Index and a Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

	December 31,
	2003	2004	2005	2006	2007	2008
TheStreet.com	100.00	100.49	177.59	221.48	398.88	74.11
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
RDG Internet Composite	100.00	114.69	116.44	133.17	162.74	88.24
Peer Group	100.00	164.98	173.62	116.38	104.77	55.86

Holders

The number of holders of record of our Common Stock on March 9, 2009 was 255, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

On December 31, 2008, the Company paid its fourth quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on December 15, 2008. This dividend totaled approximately $0.9 million. For the year ended December 31, 2008, dividends paid totaled approximately $3.5 million, as compared to approximately $2.9 million for the year ended December 31, 2007. The Company intends, although there can be no assurance, to pay regular quarterly cash dividends in the future.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 – 31, 2008	—	$—	—	$2,678,878
November 1 – 30, 2008	—	$—	—	$2,678,878
December 1 – 31, 2008	—	$—	—	$2,678,878
Total	—	$—	—	$2,678,878

*	In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date and is subject to certain limitations. See “Risk Factors — “Control by principal stockholders, officers and directors could adversely affect our stockholders, and the terms of our Series B preferred stock include significant control rights.”

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2008, 2007 and 2006, and the balance sheet data as of December 31, 2008 and 2007, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2005 and 2004 and the balance sheet data as of December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In Thousands, Except per Share Data)
Statement of Operations Data:
Revenue:
Paid services	$41,186	$38,421	$35,442	$24,221	$23,684
Marketing services	30,714	26,985	15,447	9,523	7,066
Total revenue	71,900	65,406	50,889	33,744	30,750
Operating expense:
Cost of services	32,205	25,559	18,450	12,727	11,843
Sales and marketing	14,263	12,209	9,616	7,264	8,019
General and administrative	17,562	12,216	10,674	8,177	7,082
Intangible asset impairment	2,326	—	—	—	—
Depreciation and amortization	5,894	2,528	1,089	674	656
One-time lease termination costs	—	—	—	—	393
Asset recovery	—	—	—	—	(500)
Total operating expense	72,250	52,512	39,829	28,842	27,493
Operating (loss) income	(350)	12,894	11,060	4,902	3,257
Net interest income	1,574	2,476	2,037	853	362
Gain on sale of marketable security	121	—	—	—	—
Income from continuing operations before income taxes	1,345	15,370	13,097	5,755	3,619
(Provision) benefit for income taxes	(2)	15,694	(261)	(5)	—
Income from continuing operations	1,343	31,064	12,836	5,750	3,619
Discontinued operations:(*)
Loss from discontinued operations	—	—	—	(3,075)	(5,808)
(Loss) income on disposal of discontinued operations	(8)	(13)	32	(2,429)	—
(Loss) income from discontinued operations	(8)	(13)	32	(5,504)	(5,808)
Net income (loss)	1,335	31,051	12,868	246	(2,189)
Preferred stock deemed dividends	—	1,803	—	—	—
Preferred stock cash dividends	386	96	—	—	—
Preferred stock dividends	386	1,899	—	—	—
Net income (loss) attributable to common stockholders	$949	$29,152	$12,868	$246	$(2,189)
Cash dividends paid on common shares	$3,093	$2,932	$2,737	$—	$—
Basic net income (loss) per share:
Income from continuing operations	$0.04	$1.08	$0.48	$0.23	$0.15
Loss from discontinued operations	—	—	—	(0.12)	(0.24)
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00	(0.10)	—
(Loss) income from discontinued operations	(0.00)	(0.00)	0.00	(0.22)	(0.24)
Net income (loss)	0.04	1.08	0.48	0.01	(0.09)
Preferred stock dividends	(0.01)	(0.07)	—	—	—
Net income (loss) attributable to common stockholders	$0.03	$1.01	$0.48	$0.01	$(0.09)
Diluted net income (loss) per share:
Income from continuing operations	$0.04	$1.06	$0.47	$0.22	$0.14
Loss from discontinued operations	—	—	—	(0.12)	(0.22)
(Loss) income from disposal of discontinued operations	(0.00)	(0.00)	0.00	(0.09)	—
(Loss) income from discontinued operations	(0.00)	(0.00)	0.00	(0.21)	(0.22)
Net income (loss)	0.04	1.06	0.47	0.01	(0.08)
Preferred stock dividends	(0.01)	(0.07)	—	—	—
Net income (loss) attributable to common stockholders	$0.03	$0.99	$0.47	$0.01	$(0.08)
Weighted average basic shares outstanding	30,427	28,830	27,014	24,953	24,529
Weighted average diluted shares outstanding	30,835	29,388	27,546	26,165	26,068

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash, short and long term investments and debt securities available for sale.	$76,379	$79,748	$46,555	$34,014	$32,084
Working capital	70,384	73,193	33,797	22,059	19,052
Total assets	172,181	176,435	64,570	43,105	40,077
Long-term obligations, less current maturities	80	90	—	22	258
Total stockholders’ equity	153,162	152,462	44,191	27,441	25,383

(*)	In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

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

Overview

TheStreet.com is a leading financial media company. We distribute our content through proprietary properties, including our network of Web sites, email services, mobile devices, podcasts and video programming. We also syndicate our content for distribution by other media companies and print publications. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties, to become the leading online destination where issues and topics related to life and money intersect.

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from (i) paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and (ii) marketing services, which includes advertising and interactive marketing services revenue. For the year ended December 31, 2008, the Company’s revenue from paid services and marketing services comprised 57% and 43%, respectively, of total revenue, compared to 59% and 41%, respectively, for the year ended December 31, 2007.

Paid services revenue includes revenue from our subscription Web sites and newsletters (“Subscriptions Services”), as well as syndication, licensing and information services revenue.

Our Subscription Services are generally targeted at more experienced investors, as compared to the content on our free, advertising supported network of Web sites. Our two subscription Web sites are RealMoney.com, which provides actionable investing ideas, trading strategies, technical analysis and expert market commentary from more than 60 analysts and traders, and RealMoney Silver, a compilation of three email subscription services and the commentary from RealMoney. Our subscription email newsletters, which target a wide variety of investing strategies, includes: Action Alerts PLUS, the stock picks and portfolio strategies of well-known markets commentator James J. Cramer; TheStreet.com Stocks Under $10, which focuses on stocks priced below $10 a share; TheStreet.com Options Alerts, which focuses on the options market; TheStreet.com Top Stocks, which contains stock ideas and technical analysis; TheStreet.com Value Investor, which covers value stocks; BioTech Select which is sector specific; and The Dividend Stock Advisor, a model portfolio and analysis of high yield stocks and funds.

Syndication and licensing fees include revenue from the licensing and syndication of content from TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds and ETFs and more than 5,000 stocks. In addition, TheStreet.com Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. In addition to generating revenue from the licensing and syndication of content from TheStreet.com Ratings, the stock, ETF and mutual fund ratings have been incorporated into our network of Web sites, including on the stock quote pages of TheStreet.com, as well as through online screening tools and regularly published stories.

Paid services also includes information services revenue from RateWatch, which offers competitive rate, fee and financial data, including data about certificates of deposit, IRAs, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards and auto loans. The information is obtained from more than 70,000 financial institutions (including branches), providing a comprehensive collection of rate information that also serves as the foundation for the data available on BankingMyWay.com, a free advertising supported Web site that enables consumers to search for the most competitive local and national rates from the RateWatch data.

We seek to grow our paid services business through ongoing tailoring and enhancement of our product offerings, external marketing and promotion, and promotion on our expanding network of Web sites.

Marketing services revenue includes advertising revenue and interactive marketing services revenue from our Promotions.com business. Through our growing network of online Web sites — which include TheStreet.com, Stockpickr.com, MainStreet.com and BankingMyWay.com, along with our recent minority interest in Geezeo.com — our goal is to meet our audience and advertiser demands while becoming the leading independent online network where issues and topics related to life and money intersect. We plan to accomplish this goal by providing:

•	A broader range of content to our audience, including personal finance, real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

As a result of expanded content offerings and implementation of marketing relationships with other high-traffic Web sites, we experienced increases in unique visitors to our network of Web sites. In 2008, our network attracted an average of 7.4 million unique visitors per month, an increase of 29% over the prior year. The growth in our unique audience attracted new advertisers to the site and allowed us to expand our relationships with a number of our existing advertisers. See “Risk Factors — We May Have Difficulty Maintaining or Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers and Subject to Industry and Other Factors.”

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	Banner, tile, contextual, performance based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, TheStreet.com, Stockpickr.com, BankingMyWay.com and MainStreet.com, as well as on our paid subscription site, RealMoney.com;
•	Advertisement placements in our free email newsletters;
•	Stand-alone emails sent on behalf of our advertisers to our registered users; and
•	Advertisements in TheStreet.com TV, TheStreet.com Mobile and in our podcasts.

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

Our goal is to be a trusted resource to our audience, helping our readers to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. During 2008, we have received the following awards and distinctions:

•	New York Press Club Journalism Award in the Business Internet category;
•	New York Press Club Journalism Award in the Political Coverage Internet category;
•	Webby Award nomination for the Company's recently launched personal finance Web site MainStreet.com (www.mainstreet.com) for the Best Business Blog of 2008;
•	Society of American Editors and Writers Award for Enterprise Reporting;
•	Society of American Editors and Writers Award for Commentary;
•	Media Industry Newsletter (min) nomination for Best Premium Web site — RealMoney Silver;
•	Media Industry Newsletter (min) nomination for Best Mobile Platform; and
•	Media Industry Newsletter (min) Award for Editor of the Year — David Morrow, editor-in-chief.

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

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance based, and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized ratably over the period the advertising is displayed, provided that collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

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

Marketing services revenue is subject to estimation and variability due to our policy of recognizing revenue only for arrangements with customers in which, among other things, management believes that collectability of amounts due is reasonably assured. Promotions.com revenue, specifically, is subject to estimation and variability due to the judgment involved in estimating the percentage of completion of a particular contract in determining the amount of revenue to be recognized. Accordingly, we estimate and record a provision for doubtful accounts for estimated losses resulting from the failure of our marketing services customers to make required payments. This provision is recorded as a bad debt expense. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit- worthiness of each customer.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized software development costs totaling $566,078, $287,827, and $37,963, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2008 and 2007, the Company capitalized Web site development costs totaling $2,098,798 and $2,824,784, respectively. For the year ended December 31, 2006, the Company did not capitalize any Web site development costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was $884,978, $41,708 and $84,849, for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Web site development costs is variable based upon the applicable project. During the year ended December 31, 2008, completed capitalized software and Web site development projects were deemed to have a five year useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

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

Upon the adoption of SFAS No. 142 in 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or other intangible assets below its carrying amount. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit. Based upon an annual impairment test as of September 30, 2008, the Company recorded an impairment charge totaling $493,333 representing the value remaining from the trade name of Smartportfolio, which it had acquired in December 2000, as the last product carrying the Smartportfolio name was discontinued. Additionally, the Company experienced a decline in anticipated revenues associated with its Promotions.com client relationships and noncompete agreements. Using an income approach based upon estimated future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008, and therefore recorded an impairment charge of $1,832,148. Based upon annual impairment tests performed as of October 31, 2007 and September 30, 2006, no impairment was indicated.

Investment of the Company’s Cash

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, debt securities available for sale and restricted cash. The Company maintains all of its cash, cash equivalents, debt securities available for sale and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. As of December 31, 2008, the Company’s cash, cash equivalents, debt securities available for sale and restricted cash are primarily invested indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The cash balances are insured by either the FDIC, up to $250,000 per depositor (currently set to expire on December 31, 2009, after which the limit will reduce to $100,000 per depositor), or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds (currently set to expire on April 30, 2009). The Company has cash balances on deposit with three financial institutions at December 31, 2008 that exceed the insured limit in the amount of $24.7 million. Of this total, $21.8 million is invested in a money market fund that invests only in U.S. Treasury backed securities.

The Company also holds investments in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for these ARS since that time. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.

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

For the years ended December 31, 2008, 2007 and 2006, the Company’s top five advertisers accounted for approximately 26%, 28% and 34%, respectively, of its total advertising revenue. For the years ended December 31, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% for the year ended December 31, 2006.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 were $3,537,085, $2,115,599 and $1,753,429, respectively. As of December 31, 2008, there was approximately $6.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.56 years.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the year ended December 31, 2008 was $3.27, using the Black-Scholes model with the following weighted-average assumptions. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding three and one half years, which is equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts.

Expected option lives	3.5 years
Expected volatility	48.20%
Risk-free interest rate	2.32%
Expected dividends	0.96%

The impact of stock-based compensation expense has been significant to reported and pro forma results of operations and per share amounts (see Note 1 to Notes to Consolidated Financial Statements). The fair value of each option grant has been estimated on the date of the grant using the Black-Scholes option pricing model and includes several assumptions, including the risk-free interest rate and the expected volatility of the Company’s common stock price. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2008 would increase by approximately $51,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2008 would increase by approximately $273,000. Because options are expensed over up to three years from the date of grant, the foregoing estimated increases include potential expense for options granted during the years ended December 31, 2008, 2007, 2006, and 2005. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), the weighted average of such variable for all grants issued in a given year was used.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Net Revenue

	For the Year Ended December 31,				Percent Change
	2008	(*)	2007	(*)
Revenue:
Paid services	$41,185,988	57%	$38,421,393	59%	7%
Marketing services	30,714,443	43%	26,984,637	41%	14%
Total revenue	$71,900,431	100%	$65,406,030	100%	10%

(*)	Percent of total revenue

Paid Services.  Paid services revenue is derived from annual and monthly subscriptions to the Company’s 13 subscription newsletter services and our paid Web sites RealMoney.com and RealMoney Silver, through the syndication and licensing of our content to third parties, and information services revenue attributable to RateWatch. Subscription revenue is recognized ratably over the subscription period, while syndication, licensing and information services revenue is recognized over the contract period.

	For the Year Ended December 31,		Percent Change
	2008	2007
Paid services:
Subscription	$30,376,549	$34,119,565	-11%
Syndication, licensing and information services	10,809,439	4,301,828	151%
Total	$41,185,988	$38,421,393	7%

Subscription revenue for the year ended December 31, 2008 decreased by 11% when compared to the year ended December 31, 2007. The decrease is partially attributable to the outsourcing of TheStreet.com Ratings business to Grey House Publishing in the second quarter of 2007. Prior to the outsourcing of this business, subscription revenue included the full sales price of the product. Revenue now reflects a fee based upon a percentage of the sales price, which is recorded as licensing revenue. Subscription revenue from TheStreet.com Ratings totaled approximately $1,772,000 in the year ended December 31, 2007, as compared to approximately $147,000 in the year ended December 31, 2008. Excluding the impact of the Ratings outsourcing, revenue specifically from our subscription services business decreased by 7%, the result of a 9% decrease in subscribers to our subscription services from approximately 85,600 as of December 31, 2007 to approximately 77,600 as of December 31, 2008. We believe that the performance of the subscription business is impacted by the performance of the stock market. Prolonged declines in the stock market reduce the size of the potential market for subscribers as more investors turn away from the stock market in their search for investment growth and preservation of principal. While the retention rates across our subscription products remain strong, with renewal rates during the year ended December 31, 2008 of 63% and 90% for annual and monthly subscribers respectively, which are unchanged from the prior year, our lower acquisition rates across our subscriber marketing channels resulted in lower year over year subscribers and subscription revenue.

For the year ended December 31, 2008, approximately 76% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 71% for the year ended December 31, 2007. The Company calculates net subscription revenue by deducting anticipated refunds from cancelled subscriptions and chargebacks of disputed credit card charges from gross revenue. Refunds and chargebacks totaled less than 1% of gross subscription revenue during each of the years ended December 31, 2008 and 2007.

Syndication, licensing and information services revenue for the year ended December 31, 2008 increased by 151% when compared to the year ended December 31, 2007. The increase is primarily the result of the information services revenue from the operations of RateWatch, which was acquired on November 2, 2007 and thus did not contribute revenue during the full earlier period. Excluding the impact of RateWatch, syndication, licensing and information services revenue increased by 25%. This increase was driven primarily by increased revenue from the TheStreet.com Ratings license agreement with Grey House Publishing noted above, and other syndication of TheStreet.com Ratings data.

Marketing Services.  Marketing services revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts, as well as interactive marketing services for which the Company develops online and mobile interactive solutions for advertisers, marketers and content publishers.

	For the Year Ended December 31,		Percent Change
	2008	2007
Marketing services:
Advertising	$23,126,532	$21,985,441	5%
Interactive marketing services	7,587,911	4,999,196	52%
Total	$30,714,443	$26,984,637	14%

Advertising revenue for the year ended December 31, 2008, increased by 5% when compared to the year ended December 31, 2007. The increase is primarily attributable to a 29% increase in the average number of monthly unique visitors to the Company’s Web sites, when compared to the year ended December 31, 2007. The increase in reach, combined with continued strength in our audience demographics, and the ability to create new and unique customized advertising solutions enabled us to expand relationships with existing advertisers, acquire new financial advertisers and attract increasing numbers of non-endemic advertisers.

The number of advertisers for the year ended December 31, 2008 was 200 as compared to 186 for the year ended December 31, 2007. The Company’s top five advertisers accounted for approximately 26% of its total advertising revenue for the year ended December 31, 2008, as compared to approximately 28% for the year ended December 31, 2007. For the years ended December 31, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue.

Interactive marketing services revenue for the year ended December 31, 2008 increased by 52% when compared to the year ended December 31, 2007. The increase in revenue is primarily the result of a full year of interactive marketing services revenue during the year ended December 31, 2008 associated with Promotions.com, which was acquired on August 2, 2007, and thus did not contribute a full year of revenue during the year ended December 31, 2007.

Operating Expense

	For the Year Ended December 31,				Percent Change
	2008	(*)	2007	(*)
Operating expense:
Cost of services	$32,204,765	44.8%	$25,559,409	39.1%	26%
Sales and marketing	14,263,199	19.8%	12,208,648	18.7%	17%
General and administrative	17,562,238	24.4%	12,215,797	18.7%	44%
Intangible asset impairment	2,325,481	3.2%	—	N/A	N/A
Depreciation and amortization	5,894,186	8.2%	2,528,042	3.9%	133%
Total operating expense	$72,249,869		$52,511,896		38%

(*)	Percent of total revenue

Cost of Services.  Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 44.8% for the year ended December 31, 2008, as compared to 39.1% for the year ended December 31, 2007. The increase in cost of services over the periods was largely the result of increased compensation costs totaling approximately $4.6 million. The increased compensation costs are primarily attributable to incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions, as well as compensation expense associated with BankingMyWay.com and MainStreet.com, which were launched in the quarters ended December 31, 2007 and March 31, 2008, respectively. The Company also experienced increased costs related to hosting, data, fulfillment and consulting, the sum of which increased by approximately $2.1 million over the periods, partially offset by reduced printing cost, which decreased by approximately $0.1 million over the periods.

Sales and Marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

As a percentage of revenue, sales and marketing expense was 19.8% for the year ended December 31, 2008, as compared to 18.7% in the year ended December 31, 2007. The increase in sales and marketing expense was largely the result of increased compensation and online marketing costs, which increased by approximately $2.5 million year over year. This increase included an investment in a larger ad sales team to deliver advertising revenue growth across an expanding network of Web sites, as well as an increase in our search engine marketing and online marketing spend to support the launch of BankingMyWay.com and MainStreet.com. The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions. These increased costs were partially offset by decreases related to consulting, ad serving and credit card processing, the sum of which decreased by approximately $0.5 million over the periods.

General and Administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 24.4% in the year ended December 31, 2008, as compared to 18.7% in the year ended December 31, 2007. The increase in general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $2.7 million, including an increase in noncash compensation costs of approximately $0.6 million. In addition, the increase in general and administrative expense was the result of increased costs related to occupancy of approximately $1.1 million, an increase to our bad debt reserve in the amount of approximately $0.5 million, a non-recurring charge for professional fees approximating $0.3 million, as well as increases to costs associated with management and analysis tools for our growing network of Web sites and consulting fees, the sum of which increased by approximately $0.1 million over the periods.

Impairment of Intangible Assets.  For the year ended December 31, 2008, impairment of intangible assets totaled $2,325,481. No impairment expense was recorded for the year ended December 31, 2007. As a result of reduced revenue and cash flows, the Company determined that the value of intangible assets related to the Promotions.com customer relationships and noncompete agreements were impaired and we recorded an impairment charge approximating $1.8 million during the fourth quarter of 2008. Additionally, due to the discontinuance of the use of the Smartportfolio trade name during the fourth quarter of 2007, the remaining value approximating $0.5 million was deemed to be impaired.

Depreciation and Amortization.  As a percentage of revenue, depreciation and amortization expense was 8.2% in the year ended December 31, 2008, as compared to 3.9% in the year ended December 31, 2007. The increase in depreciation and amortization expense is largely attributable to the amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $1.7 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, and higher depreciation costs due to increased capital expenditures.

Net Interest Income

	For the Year Ended December 31,		Percent Change
	2008	2007
Net interest income	$1,573,752	$2,476,266	-36%

The decrease in net interest income is primarily the result of reduced interest rates as a result of our decision to invest our cash balances directly in U.S. Treasury Bills, or indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The lower yield in the period was partially offset by a higher average cash balance.

Gain on Sale of Marketable Security

	For the Year Ended December 31,		Percent Change
	2008	2007
Gain on sale of marketable security	$120,937	$—	N/A

For the year ended December 31, 2008, gain on sale of marketable security was $120,937. No gain was recorded for the year ended December 31, 2007. In November 2008 the Company sold a U.S. Treasury Bill that bore interest at the rate of 1.78% per annum and had a maturity date of August 27, 2009, realizing a gain on the sale.

Net Income

Net income for the year ended December 31, 2008 totaled $1,335,199, or $0.04 per basic and diluted share, compared to $31,050,910, or $1.08 per basic and $1.06 per diluted share for the year ended December 31, 2007. The decrease over the periods was in part the result of a $16 million reduction to the Company’s deferred tax asset valuation allowance, which was recorded as a benefit to the income tax provision in the prior year period.

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

Operating Expense

	For the Year Ended December 31,				Percent Change
	2007	(*)	2006	(*)
Operating expense:
Cost of services	$25,559,409	39.1%	$18,450,110	36.3%	39%
Sales and marketing	12,208,648	18.7%	9,616,491	18.9%	27%
General and administrative	12,215,797	18.7%	10,673,705	21.0%	14%
Depreciation and amortization	2,528,042	3.9%	1,088,679	2.1%	132%
Total operating expense	$52,511,896		$39,828,985		32%

(*)	Percent of total revenue

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

The increase in absolute dollars during the period was largely the result of increased compensation and related costs totaling approximately $5.2 million, of which approximately $2.0 million was incurred within our Ratings, editorial and video staffs related to the creation of additional content to drive increased advertising revenue. Additionally, the Company experienced increases in hosting, computer maintenance and supply costs as well as Ratings fulfillment related expenses, the sum of which totaled approximately $1.4 million. The increased expense also reflects incremental costs associated with the operations of Promotions.com, TheStreet.com Ratings, Stockpickr and Bankers Financial Products since the dates of their acquisitions.

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

The fair market values of the remaining liabilities of the discontinued operation are as follows:

	As of December 31,
	2007	2006
Current liabilities	$232,242	$222,425

Net Income

Net income for the year ended December 31, 2007 totaled $31,050,910, or $1.08 per basic and $1.06 per diluted share, compared to $12,868,447, or $0.48 per basic and $0.47 per diluted share for the year ended December 31, 2006.

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds could easily be made available for operating purposes. Given the uncertainty surrounding the current macro-economic environment, as of December 31, 2008, substantially all of the Company’s cash, cash equivalents, debt securities available for sale and restricted cash balances were invested indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. As of December 31, 2008, the Company’s cash, cash equivalents, debt securities available for sale and restricted cash amounted to $76,378,502, representing 44% of total assets.

Debt securities available for sale consists of two municipal auction rate securities (“ARS”) issued by the District of Columbia. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at part, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income where as other-than-temporary impairment charges are recorded in our statement of operations. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS. Based upon this assessment of fair value, the Company determined that there was a decline in the fair value of its ARS investments of $290,000 which was deemed temporary and is included within accumulated other comprehensive income for the year ended December 31, 2008.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, debt securities available for sale and restricted cash. The Company maintains all of its cash, cash equivalents, debt securities available for sale and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. As of December 31, 2008, the Company’s cash, cash equivalents, debt securities available for sale and restricted cash are primarily invested indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The cash balances are insured by either the FDIC, up to $250,000 per depositor (currently set to expire on December 31, 2009, after which the limit will reduce to $100,000 per depositor), or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds (currently set to expire on April 30, 2009). The Company has cash balances on deposit with three financial institutions at December 31, 2008 that exceed the insured limit in the amount of $24.7 million. Of this total, $21.8 million is invested in a money market fund that invests only in U.S. Treasury backed securities.

Cash generated from operations was sufficient to cover expenses during the year ended December 31, 2008. Net cash provided by operating activities totaled $8,652,575 for the year ended December 31, 2008, as compared to net cash provided by operating activities totaling $13,437,984 for the year ended December 31, 2007. The decrease in net cash provided by operating activities is primarily related to a decrease in income from continuing operations together with a decrease in accounts payable primarily related to the timing of payments. These decreases were partially offset by increased noncash expenses, particularly relating to a reduction to the deferred tax asset valuation allowance recorded during 2007, the amortization of intangible assets associated with the acquisitions of Stockpickr LLC, Corsis Technology Group II LLC (renamed Promotions.com LLC) and Bankers Financial Products Corporation, the recording of an intangible asset impairment as a result of reduced revenue and cash flows by Promotions.com, and an increase in stock-based compensation expense, combined with reduced growth of accounts receivable during the current year when compared to the prior year.

Net cash provided by operating activities of $8,652,575 for the year ended December 31, 2008 was primarily the result of the Company’s net income combined with noncash expenses and a decrease in other receivables (primarily due to a working capital true up from the acquisition of Promotions.com), partially offset by decreases in accrued expenses (primarily the result of payments related to annual incentive compensation), accounts payable (due to the timing of payments) and a reduction in deferred revenue (primarily related to reduced subscription revenue).

Net cash used in investing activities of $7,793,231 for the year ended December 31, 2008 was primarily the result of capital expenditures consisting of capitalized Web site and software development costs and purchases of computer hardware, software, leasehold improvements and furniture and fixtures, combined with the Company’s long-term investment in Debtfolio, Inc. (See Note 13 in the Notes to Consolidated Financial Statements).

Net cash used in financing activities of $5,680,571 for the year ended December 31, 2008 primarily consisted of cash dividends paid, an increase in restricted cash and the purchase of treasury stock partially offset by the proceeds from the exercise of stock options.

The Company has a total of $2,279,030 of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $4.8 million through December 31, 2009, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, the Company’s Board of Directors declared four quarterly cash dividends in the amount of $0.025 per share of common stock during year ended December 31, 2008, which resulted in cash expenditures of approximately $3.5 million. The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that it serves the best interests of stockholders by most effectively utilizing cash balances.

For the year ended December 31, 2006 the Company recorded a full valuation allowance against the deferred tax asset. During the year ended December 31, 2007, the valuation allowance was reduced by $16 million, as management concluded that it is more likely than not that the Company will realize the benefit of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount has been reflected as a benefit to the 2007 tax provision.

The Company recognized a deferred tax asset of approximately $46 million and $47 million as of December 31, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $124 million and $128 million as of December 31, 2008 and 2007, respectively, available to offset future taxable income through 2025. The net operating loss carryforward as of December 31, 2008 and 2007 includes approximately $20 million and $19 million, respectively, related to windfall tax benefits for which a benefit would be recorded in additional paid in capital when realized. The Company also has a capital loss carryforward of approximately $4 million as of December 31, 2008 and 2007, respectively, available to offset future capital gains through 2009.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2008, a change of ownership was deemed to have occurred in August 2000. This change of ownership created an annual limitation on the usage of the Company’s losses which are available through 2025.

Treasury Stock

As discussed in Note 11 to Notes to Consolidated Financial Statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the year ended December 31, 2008, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, and the issuance of restricted stock units in January 2008 to Company employees, the Company withheld 231,602, 66,982 and 27,597 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock. In December 2008, the Company received 104,055 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC. These shares have been recorded as treasury stock.

Commitments and Contingencies

The Company is committed under operating leases, principally for office space, which expire at various dates through December 31, 2020. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were $2,564,694, $1,876,735 and $1,717,158 for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in rent and equipment rental expenses was primarily due additional office space resulting from the Promotions.com and Bankers Financial Products Corporation acquisitions, increased headcount and changes in operating expense escalations. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2008, total future minimum cash payments are as follows:

	Payments Due By Year
Contractual Obligations:	Total	2009	2010	2011	2012	2013	After 2013
Operating leases	$21,629,005	$782,543	$1,646,982	$2,259,754	$2,112,291	$2,084,866	$12,742,569
Employment agreements	6,228,238	3,700,071	2,528,167	—	—	—	—
Outside contributors	237,708	237,708	—	—	—	—	—
Leases payable	89,660	65,751	23,909	—	—	—	—
Total contractual cash obligations	$28,184,611	$4,786,073	$4,199,058	$2,259,754	$2,112,291	$2,084,866	$12,742,569

Future minimum cash payments for the year ended December 31, 2009 and 2010 related to operating leases have been reduced by approximately $1.1 million and $0.7 million, respectively, related to a free rent allowance contained in the Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. as Landlord, and the Company, as Tenant (See Exhibit 10.22).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

The Company maintains all of its cash, cash equivalents, debt securities available for sale and restricted cash in six financial institutions and performs periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the design and operation of these disclosure controls and procedures were effective. During the annual period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management believes that the Company’s internal control over financial reporting was effective as of December 31, 2008 based on those criteria issued by COSO.

The Company’s independent registered public accounting firm, Marcum & Kliegman LLP, has issued an audit report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Their report appears on page F-2.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, as well as outside contributors to its publications. This code is publicly available on the Company’s Web site at http://www.thestreet.com/investor-relations/index.html?detailInclude=IROL-gov highlights. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

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

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three-year period and have terms of five years. The following table sets forth certain information, as of December 31, 2008, concerning shares of common stock authorized for issuance under that equity compensation plan of the Company.

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,617,782	$6.37	1,352,967*

*	Aggregate number of shares available for grant under TheStreet.com, Inc. 2007 Performance Incentive Plan, which grants may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants. The plan also authorized cash performance awards.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 28, 2009, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1. Consolidated Financial Statements:

See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

2. Consolidated Financial Statement Schedules:

See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

3. Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1	Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.2	Form of Rights Agreement incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.3	Amendment No. 1 to the Rights Agreement dated August 7, 2000, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 2, 2001.
*4.4	Amendment No. 2 to the Rights Agreement dated November 15, 2007 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.5	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.6	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.

Exhibit Number	Description
*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.6	Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.7	Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.8	Employment Agreement dated April 9, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed April 9, 2008.
*10.9	Amendment to Employment Agreement dated July 30, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed July 30, 2008.
*10.10	Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.11	Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008.
*10.12	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.
*10.13	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
*10.14	Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.15	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
*10.16	Membership Interest Purchase Agreement dated August 2, 2007 by and among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 8, 2007.
*10.17	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 6, 2007.

Exhibit Number	Description
*10.18	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*10.19	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
*10.20	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.21	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 12, 2008.
10.22	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. as Landlord, and the Company, as Tenant.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company
23.1	Consent of Marcum & Kliegman LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.
Dated: March 11, 2009	By: /s/ Thomas J. Clarke, Jr. Thomas J. Clarke, Jr. Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Thomas J. Clarke, Jr. (Thomas J. Clarke, Jr.)	Chief Executive Officer	March 11, 2009
/s/ Eric Ashman (Eric Ashman)	Chief Financial Officer and Principal Accounting Officer	March 11, 2009
/s/ Richard Broitman (Richard Broitman)	Vice President, Finance	March 11, 2009
/s/ James J. Cramer (James J. Cramer)	Chairman of the Board	March 11, 2009
/s/ William R. Gruver (William R. Gruver)	Director	March 11, 2009
/s/ Derek Irwin (Derek Irwin)	Director	March 11, 2009
/s/ Daryl Otte (Daryl Otte)	Director	March 11, 2009
/s/ Martin Peretz (Martin Peretz)	Director	March 11, 2009
/s/ Jeffrey A. Sonnenfeld (Jeffrey A. Sonnenfeld)	Director	March 11, 2009

THESTREET.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
TheStreet.com, Inc.

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We have also audited the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheStreet.com, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Marcum & Kliegman LLP

New York, New York
March 10, 2009

THESTREET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$72,441,294	$77,262,521
Restricted cash	516,951	—
Accounts receivable, net of allowance for doubtful accounts of $531,092 as of December 31, 2008 and $242,807 as of December 31, 2007	11,179,564	11,133,957
Other receivables	647,596	1,227,144
Deferred taxes	2,546,743	5,800,000
Prepaid expenses and other current assets	1,990,717	1,652,608
Total current assets	89,322,865	97,076,230
Property and equipment, net of accumulated depreciation and amortization of $11,250,569 as of December 31, 2008 and $17,493,847 as of December 31, 2007	10,047,779	7,730,922
Debt securities available for sale	1,658,178	1,908,233
Long term investment	2,042,970	—
Other assets	122,197	328,117
Goodwill	40,024,076	40,245,413
Other intangibles, net	13,630,900	18,368,792
Deferred taxes	13,570,047	10,200,000
Restricted cash	1,762,079	576,951
Total assets	$172,181,091	$176,434,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$390,610	$2,189,259
Accrued expenses	2,784,902	5,006,635
Deferred revenue	15,331,949	16,240,008
Other current liabilities	205,838	214,654
Current liabilities of discontinued operations	225,925	232,242
Total current liabilities	18,939,224	23,882,798
Other liabilities	79,896	90,105
Total liabilities	19,019,120	23,972,903
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2008 and December 31, 2007; the aggregate liquidation preference as of December 31, 2008 totals $55,000,000, and $55,096,424 as of December 31, 2007	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008, and 36,006,137 shares issued and 30,254,137 shares outstanding as of December 31, 2007	362,625	360,061
Additional paid-in capital	271,271,574	270,752,308
Accumulated other comprehensive income	(290,000)	—
Treasury stock at cost; 5,883,652 shares as of December 31, 2008 and 5,752,000 shares as of December 31, 2007	(9,900,284)	(9,033,471)
Accumulated deficit	(108,281,999)	(109,617,198)
Total stockholders’ equity	153,161,971	152,461,755
Total liabilities and stockholders’ equity	$172,181,091	$176,434,658

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
Net revenue:
Paid services	$41,185,988	$38,421,393	$35,441,457
Marketing services	30,714,443	26,984,637	15,447,378
Total net revenue	71,900,431	65,406,030	50,888,835
Operating expense:
Cost of services	32,204,765	25,559,409	18,450,110
Sales and marketing	14,263,199	12,208,648	9,616,491
General and administrative	17,562,238	12,215,797	10,673,705
Intangible asset impairment	2,325,481	—	—
Depreciation and amortization	5,894,186	2,528,042	1,088,679
Total operating expense	72,249,869	52,511,896	39,828,985
Operating (loss) income	(349,438)	12,894,134	11,059,850
Net interest income	1,573,752	2,476,266	2,037,496
Gain on sale of marketable security	120,937	—	—
Income from continuing operations before income taxes	1,345,251	15,370,400	13,097,346
(Provision) benefit for income taxes	(2,040)	15,693,339	(261,220)
Income from continuing operations	1,343,211	31,063,739	12,836,126
Discontinued operations:
(Loss) income on disposal of discontinued operations	(8,012)	(12,829)	32,321
(Loss) income from discontinued operations	(8,012)	(12,829)	32,321
Net income	1,335,199	31,050,910	12,868,447
Preferred stock deemed dividend	—	1,802,733	—
Preferred stock cash dividend	385,696	96,424	—
Preferred stock dividends	385,696	1,899,157	—
Net income attributable to common stockholders	$949,503	$29,151,753	$12,868,447
Basic net income (loss) per share:
Income from continuing operations	$0.04	$1.08	$0.48
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00
Net income	0.04	1.08	0.48
Preferred stock dividends	(0.01)	(0.07)	—
Net income attributable to common stockholders	$0.03	$1.01	$0.48
Diluted net income (loss) per share:
Income from continuing operations	$0.04	$1.06	$0.47
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00
Net income	0.04	1.06	0.47
Preferred stock dividends	(0.01)	(0.07)	—
Net income attributable to common stockholders	$0.03	$0.99	$0.47
Weighted average basic shares outstanding	30,427,421	28,830,366	27,014,047
Weighted average diluted shares outstanding	30,835,131	29,387,727	27,546,137

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007, and 2006

	Common Stock		Series B Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value			Shares	Cost
Balance at December 31, 2005	31,220,123	$312,201	—	$—	$189,167,895	$—	(5,685,018)	$(8,502,310)	$(153,536,555)	$27,441,231
Exercise of options	2,386,712	23,867	—	—	5,372,125	—	—	—	—	5,395,992
Stock-based compensation expense related to employee stock options	—	—	—	—	1,753,429	—	—	—	—	1,753,429
Stock repurchase	—	—	—	—	—	—	(66,982)	(531,161)	—	(531,161)
Dividend paid to stockholders					(2,736,550)					(2,736,550)
Net income	—	—	—	—	—	—	—	—	12,868,447	12,868,447
Balance at December 31, 2006	33,606,835	336,068	—	—	193,556,899	—	(5,752,000)	(9,033,471)	(140,668,108)	44,191,388
Exercise of options	739,424	7,394	—	—	3,010,029	—	—	—	—	3,017,423
Issuance of common stock for acquisitions	1,659,878	16,599	—	—	20,258,848	—	—	—	—	20,275,447
Issuance of preferred stock	—	—	5,500	55	54,839,028	—	—	—	—	54,839,083
Stock-based compensation expense related to employee stock options	—	—	—	—	2,115,599		—	—	—	2,115,599
Common stock cash dividends	—	—	—	—	(2,931,671)	—	—	—	—	(2,931,671)
Preferred stock cash dividends					(96,424)	—				(96,424)
Net income	—	—	—	—	—	—	—	—	31,050,910	31,050,910
Balance at December 31, 2007	36,006,137	360,061	5,500	55	270,752,308	—	(5,752,000)	(9,033,471)	(109,617,198)	152,461,755
Unrealized loss on debt securities available for sale	—	—	—	—	—	(290,000)	—	—	—	(290,000)
Exercise of options	256,409	2,564	—	—	586,310	—	—	—	—	588,874
Costs associated with issuance of preferred stock	—	—	—	—	(125,000)	—	—	—	—	(125,000)
Stock repurchase	—	—	—	—	—	—	(131,652)	(866,813)	—	(866,813)
Stock-based compensation expense related to employee stock options	—	—	—	—	3,537,085	—	—	—	—	3,537,085
Common stock cash dividends	—	—	—	—	(3,093,433)		—	—	—	(3,093,433)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net income	—	—	—	—	—	—	—	—	1,335,199	1,335,199
Balance at December 31, 2008	36,262,546	$362,625	5,500	$55	$271,271,574	$(290,000)	(5,883,652)	$(9,900,284)	$(108,281,999)	$153,161,971

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$1,335,199	$31,050,910	$12,868,447
Loss (income) from discontinued operations	8,012	12,829	(32,321)
Income from continuing operations	1,343,211	31,063,739	12,836,126
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	3,537,085	2,115,599	1,753,429
Provision for doubtful accounts	692,406	175,000	84,500
Depreciation and amortization	5,894,186	2,528,042	1,088,679
Deferred tax benefit	(116,790)	(16,000,000)	—
Intangible asset impairment	2,325,481	—	—
Deferred rent	195,665	119,317	89,370
Loss on disposal of equipment	17,117	—	—
Changes in operating assets and liabilities:
Accounts receivable	(738,013)	(3,124,728)	(3,203,875)
Other receivables	579,548	(350,638)	(182,640)
Prepaid expenses and other current assets	(299,859)	(143,765)	(335,048)
Other assets	143,896	(52,965)	(15,836)
Accounts payable	(1,798,649)	134,663	30,387
Accrued expenses	(2,125,309)	(1,601,575)	2,036,858
Deferred revenue	(908,059)	(1,406,786)	1,323,067
Other current liabilities	(8,816)	31,373	36,030
Other liabilities	(66,196)	(46,280)	—
Net cash provided by continuing operations	8,666,904	13,440,996	15,541,047
Net cash used in discontinued operations	(14,329)	(3,012)	(21,984)
Net cash provided by operating activities	8,652,575	13,437,984	15,519,063
Cash Flows from Investing Activities:
Long-term investment	(2,042,970)	—	—
Purchase of long-term debt securities available for sale	(39,945)	(1,908,233)	—
Sale of short-term investments	—	—	500,000
Purchase of Bankers Financial Products Corporation	(94,184)	(16,811,966)	—
Purchase of Corsis Technology Group II LLC	(28,270)	(11,890,071)	—
Purchase of Stockpickr LLC	(6,209)	(1,572,106)	—
Purchase of Weiss Ratings, Inc.	—	124,663	(3,316,048)
Capital expenditures	(5,609,806)	(4,979,247)	(1,687,672)
Proceeds from the sale of fixed assets	28,153	—	—
Net cash used in investing activities	(7,793,231)	(37,036,960)	(4,503,720)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	588,874	3,017,423	5,395,992
Net proceeds from the sale of preferred stock	—	54,839,083	—
Costs associated with the sale of preferred stock	(125,000)	—	—
Cash dividends paid on common stock	(3,093,433)	(2,931,671)	(2,736,550)
Cash dividends paid on preferred stock	(482,120)	(96,424)	—
Repayment of note payable	—	(22,146)	(102,931)
Restricted cash	(1,702,079)	—	600,000
Purchase of treasury stock	(866,813)	—	(531,161)
Net cash (used in) provided by financing activities	(5,680,571)	54,806,265	2,625,350
Net (decrease) increase in cash and cash equivalents	(4,821,227)	31,207,289	13,640,693
Cash and cash equivalents, beginning of period	77,262,521	46,055,232	32,414,539
Cash and cash equivalents, end of period	$72,441,294	$77,262,521	$46,055,232
Supplemental disclosures of cash flow information:
Cash payments made for interest	$36,813	$41,146	$27,360
Cash payments made for income taxes	$348,240	$242,771	$411,851

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (collectively, the “Company,” “our,” “we” or “us”) is a leading financial media company. We distribute our content through proprietary properties, including our network of Web sites, email services, mobile devices, podcasts and video programming. We also syndicate our content for distribution by other media companies and print publications. Our goal is to provide information and services that empower a growing audience of investors and consumers, through our expanding network of properties to become the leading independent online destination where issues and topics related to life and money intersect.

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance based, and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized ratably over the period the advertising is displayed, provided that collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

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

Marketing services revenue is subject to estimation and variability due to our policy of recognizing revenue only for arrangements with customers in which, among other things, management believes that collectability of amounts due is reasonably assured. Promotions.com revenue, specifically, is subject to estimation and variability due to the judgment involved in estimating the percentage of completion of a particular contract in determining the amount of revenue to be recognized. Accordingly, we estimate and record a provision for doubtful accounts for estimated losses resulting from the failure of our marketing services customers to make required payments. This provision is recorded as a bad debt expense. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of each customer.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of $1,762,079 of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City. The office leases do not expire within the next 12 months, and the restricted cash is therefore classified as a noncurrent asset.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Web site development costs is variable based upon the applicable project. During the year ended December 31, 2008, completed capitalized software and Web site development projects were deemed to have a five year useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized software development costs totaling $566,078, $287,827, and $37,963, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

In December 1999, the Company adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2008 and 2007, the Company capitalized Web site development costs totaling $2,098,798 and $2,824,784, respectively. For the year ended December 31, 2006, the Company did not capitalize any Web site development costs.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was $884,978, $41,708 and $84,849, for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Upon the adoption of SFAS No. 142 in 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or other intangible assets below its carrying amount. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit. Based upon an annual impairment test as of September 30, 2008, the company recorded an impairment charge totaling $493,333 representing the value remaining from the trade name of Smartportfolio, which it had acquired in December 2000, as the last product carrying the Smartportfolio name was discontinued. Additionally, the Company has experienced a decline in anticipated revenues associated with its Promotions.com client relationships and noncompete agreements. Using an income approach based upon estimated future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

exceeded its fair value at December 31, 2008 and therefore recorded an impairment charge of $1,832,148. Based upon annual impairment tests performed as of October 31, 2007 and September 30, 2006, no impairment was indicated.

Long-Lived Assets

The Company adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets held for use are subject to an impairment assessment if the carrying value is no longer recoverable based upon the undiscounted cash flows of the assets. The amount of the impairment is the difference between the carrying amount and the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2008.

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

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and — without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. As of December 31, 2008 and 2007, no liability for unrecognized tax benefits was required to be recorded.

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005, and is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, debt securities available for sale, restricted cash and accounts receivable. The Company maintains all of its cash, cash equivalents, debt securities available for sale and restricted cash in six financial institutions and performs periodic evaluations of the relative credit standing of these institutions. The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the years ended December 31, 2008, 2007 and 2006, the Company’s top five advertisers accounted for approximately 26%, 28% and 34%, respectively, of its total advertising revenue. For the years ended December 31, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% for the year ended December 31, 2006. As of December 31, 2008 and 2007, no client accounts for 10% or more of total accounts receivable.

Net Income or Loss per Share of Common Stock

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For 2008, 2007 and 2006, approximately 2.6 million, 1.6 million, and 0.3 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective years. In addition, 3,856,942 shares associated with the convertible preferred stock were also excluded from the calculation of diluted net income per share in 2008 and 2007, as the results would have been antidilutive.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2008, 2007 and 2006, advertising costs were $3,297,125, $1,981,320 and $1,254,360, respectively.

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method. The accompanying consolidated statements of operations reflect the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 were $3,537,085, $2,115,599 and $1,753,429, respectively. As of December 31, 2008, there was approximately $6.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.56 years.

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2008, 2007 and 2006 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS No. 123(R), the Company continued its practice of estimating the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $3.27, $4.15 and $3.50, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Years Ended December 31,
	2008	2007	2006
Expected option lives	3.5 years	3.5 years	3.5 years
Expected volatility	48.20%	46.56%	44.84%
Risk-free interest rate	2.32%	4.62%	4.76%
Expected dividends	0.96%	0.94%	1.08%

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

The short-term incentive is based 50% on achievement of a revenue target and 50% on achievement of a net income target. Potential payout with respect to each measure ranges from 50% of the bonus opportunity for that measure for achievement of 80% of target performance to 200% of the bonus opportunity for achievement of 120% or more of target performance. As of December 31, 2007, no short-term incentive payments were earned.

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

As of December 31, 2008, $180,950 in awards has been earned by key executives based upon the closing market value of the Company’s stock on that date. The Company has amortized one-third of this amount to compensation expense as of December 31, 2008 and will amortize the remaining two-thirds to compensation expense over the next two years.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

Preferred Stock

The Company applies the guidance in SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Topic D-98 “Classification and Measurement of Redeemable Securities,” when determining the classification and measurement of its convertible preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value in accordance with SFAS 150. All other issuances of preferred stock are subject to the classification and measurement principles of EITF Topic D-98. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares as a component of stockholders’ equity.

The Company’s convertible preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2008. Accordingly, the Series B Convertible Preferred shares are presented as a component of stockholders’ equity.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management has concluded that the implementation of SFAS No. 161 will have no impact on the Company’s consolidated financial statements.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

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

In October 2008, The FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That is Not Active” (“FSP 157-3”). FSP 157-3 classified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB ratified Emerging Issue Task Force (“EITF”) 07-5, “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company will also be required

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 will have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

For the years ended December 31, 2008, 2007 and 2006, there was no net revenue from discontinued operations. Net loss from discontinued operations was as follows:

	For the Years Ended December 31,
	2008	2007	2006
(Loss) income on disposal of discontinued operations	$(8,012)	$(12,829)	$32,321
(Loss) income from discontinued operations	$(8,012)	$(12,829)	$32,321

The fair market values of the liabilities of the discontinued operation as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Current liabilities	$225,925	$232,242

As of December 31, 2008, current liabilities of discontinued operations consists of accrued shutdown costs.

The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial Charge	Year 2005 Activity	Year 2006 Activity	Year 2007 Activity	Balance 12/31/2007	Year 2008 Activity	Balance 12/31/2008
Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—	$—
Severance payments	1,134,323	(905,566)	(6,332)	—	222,425	—	222,425
Extinguishment of lease and other obligations	582,483	(531,310)	(51,173)	9,817	9,817	(6,317)	3,500
	$2,383,352	$(2,103,422)	$(57,505)	$9,817	$232,242	$(6,317)	$225,925

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(3) Acquisitions  – (continued)

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

For the Years Ended December 31,	Amount
2009	$375,567
2010	206,400
2011	120,400
2012	—
2013	—
Total	$702,367

Stockpickr.com

On January 3, 2007, the Company formed a joint venture with A.R. Partners, a New York-based media holding company, to operate a Web site called Stockpickr — “The Stock Idea Network.” Stockpickr, located

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(3) Acquisitions  – (continued)

at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment. A.R. Partners owned 50.1% and TheStreet.com 49.9% of the venture. On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr.com that it did not already own. The Company paid consideration of $1.5 million in cash and issued 329,567 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $3.5 million.

The acquisition provides the Company with several competitive advantages, including: a Web site that provides a Web 2.0 community to TheStreet.com network, engaging active investors in an ongoing dialog about the over 800 professional portfolios and thousands of individual investor portfolios on the site; a Web site that serves as an ongoing source of innovative audience engagement technologies and tools; and insight into advertiser demand for community generated content and user demand for ever evolving Web 2.0 tools and features. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Stockpickr, and as a result, the Company recorded goodwill in connection with this transaction.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Accounts receivable	$22,780
Intangible assets (amortizable over 5 years)	500,000
Goodwill	4,567,116
Total assets acquired	5,089,896
Liabilities assumed:
Accounts payable	11,581
Total liabilities assumed	11,581
Total consideration (including legal fees of approximately $78,300)	$5,078,315

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

For the Years Ended December 31,	Amount
2009	$100,000
2010	100,000
2011	100,000
2012	33,333
2013	—
Total	$333,333

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(3) Acquisitions  – (continued)

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

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Cash	$3,257
Accounts receivable	2,432,137
Other receivables	715,222
Prepaid expenses	77,000
Property and equipment	440,812
Other assets	146,579
Goodwill	14,339,718
Other intangibles	5,000,000
Restricted cash	76,951
Total assets acquired	23,231,676
Liabilities assumed:
Accounts payable	545,611
Accrued expenses	207,000
Deferred revenue	1,337,885
Other current liabilities	392,175
Total liabilities assumed	2,482,671
Total consideration (including legal fees of approximately $162,600)	$20,749,005

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(3) Acquisitions  – (continued)

over their estimated useful lives of nine years (customer relationships), five years (noncompete agreement) and three years (software). The Promotions.com trade name was deemed to have an indefinite life. The goodwill recorded as a result of the acquisition is deductible for Federal, New York State and New York City income tax purposes over a period of 15 years.

Since the acquisition, the Company has experienced a decline in anticipated revenues associated with its Promotions.com subsidiary. Accordingly, the Company reduced its future revenue expectations and estimated future cash flows for that business. Using an income approach based upon the estimated present value of future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008 and recorded an impairment charge of $1,832,148. The estimated amortization expense of amortizable intangible assets for the next five years is as follows:

For the Years Ended December 31,	Amount
2009	$446,893
2010	355,226
2011	226,893
2012	198,288
2013	158,242
Thereafter	708,791
Total	$2,094,333

Bankers Financial Products Corporation

On November 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the common stock of Bankers Financial Products Corporation (“Bankers”), Bankers, using its trade name RateWatch, offers pricing information (such as certificates of deposit. IRAs, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards, and auto loans) to more than 5,500 financial institutions (including banks, credit unions, Internet banks and mortgage companies). The information is obtained from more than 70,000 financial institutions through surveys, phone calls, data feeds, and online Internet searches. The acquisition also includes bankingMyway.com (“BMW”), a wholly-owned subsidiary of Bankers. BMW is an online search engine that leverages the data set of RateWatch, allowing customers to perform searches of the rate information by zip code, city or state. BMW derives its revenue from advertising contracts with its financial institution clients and other advertisers. The purchase price of the acquisition was approximately $25.4 million, consisting of approximately $16.9 million in cash (net of $3.9 million in debt repayment) and 636,081 shares of unregistered common stock of TheStreet.com, having a value on the payment date of approximately $8.0 million. 79,510 of the common shares were issued to the sellers and 556,571 common shares were placed in escrow pursuant to the terms of an escrow agreement. 159,020 of the escrowed shares will be used to secure indemnity obligations until the earlier of two years from the closing date or the date of the last distribution from the escrow fund. The remaining 397,551 shares placed in escrow represent deferred stock to be released to the sellers under terms of the escrow agreement on each of the first, second and third anniversaries of the acquisition. In addition, the principal stockholder of Bankers received an option to purchase up to 175,600 shares of common stock priced at $12.577, vesting ratably over three years, and valued at $0.5 million.

The acquisition provides the Company with several competitive advantages, including: a rich data set of rate information from 70,000 financial institutions through the Rate Watch business that serves as the foundation for BMW; the BMW domain name and Web site, which as a part of the expanding TheStreet.com network of Web sites, presents a significant opportunity to expand our audience and advertisers; and new advertising models, including higher CPM and new hyperlink models to contribute to continued growth in the advertising side of our business and expanding margins. These factors contributed to a purchase price in

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(3) Acquisitions  – (continued)

excess of the fair value of net tangible and intangible assets acquired from Bankers, and as a result, the Company recorded goodwill in connection with this transaction.

The results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Cash and cash equivalents	$90,057
Accounts receivable	93,538
Prepaid expenses and other current assets	48,104
Property and equipment	835,534
Deferred taxes	4,335,000
Goodwill	16,732,239
Other intangibles	12,137,000
Total assets acquired	34,271,472
Accounts payable	37,201
Accrued expenses	280,664
Deferred revenue	3,603,871
Current portion of note payable	39,953
Other current liabilities	94,008
Deferred taxes	4,335,000
Note payable	71,946
Other liabilities	20,718
Total liabilities acquired	8,483,361
Total consideration (including legal fees of approximately $358,100)	$25,788,111

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

For the Years Ended December 31,	Amount
2009	$1,402,400
2010	1,402,400
2011	1,402,400
2012	1,315,500
2013	881,000
Thereafter	4,097,167
Total	$10,500,867

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(3) Acquisitions  – (continued)

Proforma Information for all Acquisitions

Unaudited pro forma consolidated financial information is presented below as if all of the acquisitions had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the years ended December 31, 2007 and 2006 is as follows:

	For the Years Ended December 31,
	2007	2006
Total net revenue	$77,178,492	$70,517,706
Net income	$25,901,386	$10,373,196
Basic net income per share	$0.90	$0.37
Diluted net income per share	$0.89	$0.36
Weighted average basic shares outstanding	28,830,366	28,344,358
Weighted average diluted shares outstanding	29,387,727	28,876,448

(4) Net Income (Loss) per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the years ended December 31, 2008, 2007 and 2006, approximately 2.6 million, 1.6 million and 0.3 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective periods.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2008	2007	2006
Basic net income per share
Numerator:
Income from continuing operations	$1,343,211	$31,063,739	$12,836,126
(Loss) income on disposal of discontinued operations	(8,012)	(12,829)	32,321
Preferred stock deemed dividends	—	(1,802,733)	—
Preferred stock cash dividends	(385,696)	(96,424)	—
Numerator for basic earnings per share – Net income available to common stockholders	$949,503	$29,151,753	$12,868,447
Denominator:
Weighted average basic shares outstanding	30,427,421	28,830,366	27,014,047

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(4) Net Income (Loss) per Share  – (continued)

	For the Years Ended December 31,
	2008	2007	2006
Net income (loss) per basic share:
Continuing operations	$0.04	$1.08	$0.48
Disposal of discontinued operations	(0.00)	(0.00)	0.00
Preferred stock deemed dividends	—	(0.07)	—
Preferred stock cash dividends	(0.01)	(0.00)	—
Net income attributable to common stockholders	$0.03	$1.01	$0.48
Dilutive net income per share
Numerator:
Income from continuing operations	$1,343,211	$31,063,739	$12,836,126
(Loss) income on disposal of discontinued operations	(8,012)	(12,829)	32,321
Preferred stock deemed dividends	—	(1,802,733)	—
Preferred stock cash dividends	(385,696)	(96,424)	—
Numerator for basic earnings per share – Net income available to common stockholders	$949,503	$29,151,753	$12,868,447
Denominator:
Weighted average basic shares outstanding	30,427,421	28,830,366	27,014,047
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	407,710	557,361	532,090
Weighted average diluted shares outstanding	30,835,131	29,387,727	27,546,137
Net income (loss) per basic share-diluted:
Continuing operations	$0.04	$1.06	$0.47
Disposal of discontinued operations	(0.00)	(0.00)	0.00
Preferred stock deemed dividend	—	(0.07)	—
Preferred stock cash dividend	(0.01)	(0.00)	—
Net income attributable to common stockholders	$0.03	$0.99	$0.47

(5) Debt Securities Available for Sale

The Company holds investments in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. These securities pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for these securities in accordance with the provisions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The Company classifies these securities as available for sale and are reported at fair value. Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net income.

(6) Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(6) Fair Value Measurements  – (continued)

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).
•	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).
•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2008 are classified based on the valuation technique level in the table below:

	Total	Level 1	Level 2	Level 3
Description:
Cash equivalents(1)	$72,032,486	$72,032,486	$—	$—
Debt securities available for sale(2)	1,658,178	—	—	1,658,178
Total at fair value	$73,690,664	$72,032,486	$—	$1,658,178

(1)	Cash and cash equivalents, totaling $72,441,294, include $408,808 of cash in checking accounts. The balance totaling $72,032,486 consists primarily of money market funds invested in U.S. Treasury backed securities for which we determine fair value through quoted market prices.
(2)	Debt securities available for sale consists of two municipal auction rate securities (“ARS”) issued by the District of Columbia. Typically the fair value of ARS investments approximates par value due to the frequent resets through the auction process. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at part, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income where as other-than-temporary impairment charges are recorded in our statement of operations. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS. Based upon this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $290,000 which was deemed temporary and is included within accumulated other comprehensive income for the year ended December 31, 2008.

The following table provides a reconciliation of the beginning and ending balance for the Company’s debt securities available for sale measured at fair value using significant unobservable inputs (Level 3):

Debt Securities Available for Sale
Balance at January 1, 2008	$—
Transfers in to Level 3	1,948,178
Total losses included in comprehensive other income	(290,000)
Balance at December 31, 2008	$1,658,178

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(7) Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
Computer equipment	$16,643,874	$19,844,869
Furniture and fixtures	1,522,888	2,218,862
Leasehold improvements	3,131,586	3,161,038
	21,298,348	25,224,769
Less accumulated depreciation and amortization	11,250,569	17,493,847
Property and equipment, net	$10,047,779	$7,730,922

Included in computer equipment are capitalized software and Web site development costs of $5,947,990 and $4,351,635 at December 31, 2008 and 2007, respectively. A summary of the activity of capitalized software and Web site development costs is as follows:

Balance December 31, 2007	$4,351,635
Additions	2,664,876
Deletions	(1,068,521)
Balance December 31, 2008	$5,947,990

During the fourth quarter of 2008, the Company wrote off the cost and accumulated depreciation related to assets no longer in service. A summary of this activity is as follows:

Computer equipment	$8,664,897
Furniture and fixtures	731,812
Leasehold improvements	73,935
9,470,644
Less accumulated depreciation and amortization	9,453,527
Net loss	$17,117

Depreciation and amortization expense for the above noted property and equipment aggregated $3,247,678, $1,542,804 and $1,005,158 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company does not include depreciation and amortization expense in cost of services.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(8) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
Total goodwill not subject to amortization	$40,024,076	$40,245,413
Other intangible assets not subject to amortization:
Trade name	$1,020,000	$1,513,333
Total other intangible assets not subject to amortization	1,020,000	1,513,333
Other intangible assets subject to amortization:
Customer relationships	10,234,176	12,750,000
Technology	—	730,000
Syndication agreement	870,000	870,000
Software models	2,192,000	2,192,000
Noncompete agreements	2,813,256	3,470,000
Products database	137,000	137,000
Total other intangible assets subject to amortization	16,246,432	20,149,000
Less accumulated amortization	(3,635,532)	(3,293,541)
Net other intangible assets subject to amortization	12,610,900	16,855,459
Total other intangible assets	$13,630,900	$18,368,792

Amortization expense totaled $2,762,411, $1,106,707 and $206,833 for the years ended December 31, 2008, 2007 and 2006, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended December 31,	Amount
2009	$2,324,860
2010	2,064,026
2011	1,849,693
2012	1,547,122
2013	1,039,242
Thereafter	4,805,957
Total	$13,630,900

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(9) Accrued Expenses

Accrued expenses as of December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
Other liabilities	$842,101	$940,170
Professional fees	478,857	830,831
Payroll and related costs	467,078	821,529
Third party content and data costs	232,272	197,319
Advertising fees	230,742	242,242
Business development costs	164,338	270,378
Consulting fees	132,431	39,232
Bonuses	80,317	1,001,885
Tax related costs	63,645	331,198
Insurance	45,328	222,207
Statistical services fees	47,793	109,644
Total accrued expenses	$2,784,902	$5,006,635

(10) Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

For the year ended December 31, 2006 the Company recorded a full valuation allowance against the deferred tax asset. During the year ended December 31, 2007, the valuation allowance was reduced by $16 million, as management concluded that it is more likely than not that the Company will realize the benefit of this portion of its deferred tax asset through taxable income to be generated in future years. Due to the reversal of the valuation allowance, this amount has been reflected as a benefit to the 2007 tax provision.

The Company recognized a deferred tax asset of approximately $46 million and $47 million as of December 31, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $124 million and $128 million as of December 31, 2008 and 2007, respectively, available to offset future taxable income through 2025. The net operating loss carryforward as of December 31, 2008 and 2007 includes approximately $20 million and $19 million, respectively, related to windfall tax benefits for which a benefit would be recorded in additional paid in capital when realized. The Company also has a capital loss carryforward of approximately $4 million as of December 31, 2008 and 2007, respectively, available to offset future capital gains through 2009.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforward could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2008, a change of ownership was deemed to have occurred in August 2000. This change of ownership created an annual limitation on the usage of the Company’s losses which are available through 2025.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(10) Income Taxes  – (continued)

The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	9.7%	6.0%	6.0%
Effect of permanent differences	3.4%	1.5%	1.2%
Change to valuation allowance	(46.1%)	(144.3%)	(39.2%)
Other	(0.9%)	0.7%	—
Net tax rate	0.1%	(102.1%)	2.0%

Temporary differences between the financial statement and tax basis of assets and liabilities may give rise to deferred tax assets and deferred tax liabilities. The composition of deferred taxes is approximately as follows:

	For the Years Ended December 31,
	2008	2007
Deferred tax assets:
Operating loss carryforward	$49,790,000	$51,377,000
Windfall tax benefit carryforward	(8,186,000)	(7,616,000)
Capital loss carryforward	1,422,000	1,422,000
Depreciation and amortization	62,000	192,000
Alternative minimum tax	217,000	—
Accrued expenses	2,330,000	1,325,000
Total deferred tax assets	45,635,000	46,700,000
Deferred tax liabilities:
Purchased intangible assets	(3,912,000)	(4,336,000)
Total deferred tax liabilities	(3,912,000)	(4,336,000)
Less: valuation allowance	(25,606,000)	(26,364,000)
Net deferred tax assets	$16,117,000	$16,000,000

(11) Equity Investments

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(11) Equity Investments  – (continued)

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

So long as 30% of the shares of the currently-outstanding Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (i) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock (including, without limitation, the issuance of any shares of Series B Preferred Stock (other than shares of Series B Preferred Stock issued as a stock dividend or in a stock split); (ii) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (iii) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (iv) the payment of any dividends (other than dividends paid in our capital stock or any of our subsidiaries) in excess of $0.10 per share per annum on the Common Stock unless after the payment of

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(11) Equity Investments  – (continued)

such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (v) the purchase or redemption of: (A) any Common Stock (except for the purchase or redemption from employee, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (B) any class or series of now or hereafter of our authorized stock that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

Warrants

As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The Warrants expire on the fifth anniversary of the date they were first issued, or earlier in certain circumstances.

Treasury Stock

In December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. During the years ended December 31, 2008 and 2007, the Company did not purchase any shares of common stock under the program. Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, and the issuance of restricted stock units in January 2008 to Company employees, the Company withheld 231,602, 66,982 and 27,597 shares, respectively, issuable upon the exercise of stock options, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due. These shares have been recorded as treasury stock. In December 2008, the Company received 104,055 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC. These shares have been recorded as treasury stock.

Stock Options

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall in its discretion select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(11) Equity Investments  – (continued)

generally vest over a three-year period and have terms of five years. As of December 31, 2008, there remained 1,352,967 shares available for future awards under the 2007 Plan.

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

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2007	1,926,354	$6.45
Options granted	657,106	$9.56
Restricted stock units granted	458,371	$0.00
Options exercised	(138,368)	$4.26
Restricted stock units issued	(118,041)	$0.00
Options cancelled	(145,536)	$9.88
Restricted stock units cancelled	(22,104)	$0.00
Awards outstanding, December 31, 2008	2,617,782	$6.37	$1,689	2.66
Awards vested and expected to vest at December 31, 2008	2,471,935	$6.28	$1,608	1.81
Options exercisable at December 31, 2008	1,007,796	$6.22	$0	1.26
Restricted stock units exercisable at December 31, 2008	0	$0.00	$0	3.04

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(11) Equity Investments  – (continued)

The following table summarizes information about options outstanding at December 31, 2008:

Range of Exercise Price	Options Outstanding	Options Outstanding Weighted Average Remaining Contractual Life	Options Outstanding Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$3.34 – $7.15	781,670	1.1	$4.12	671,670	$4.08
$7.56 – $11.94	907,940	3.5	$10.06	214,995	$9.30
$11.99 – $13.19	345,900	3.3	$12.50	121,131	$12.63
Total	2,035,510	2.6	$8.19	1,007,796	$6.22

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2008 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at January 1, 2008	1,203,127	$4.66
Shares underlying options granted	657,106	$3.27
Shares underlying restricted stock units granted	458,371	$9.81
Shares underlying options vested	(464,133)	$3.15
Shares underlying restricted stock units issued	(118,041)	$8.73
Shares underlying unvested options cancelled	(104,336)	$3.61
Shares underlying unvested restricted stock units cancelled	(22,104)	$9.55
Shares underlying awards unvested at December 31, 2008	1,609,990	$5.70

The weighted-average fair value of employee stock options granted during the years ended December 31, 2008, 2007 and 2006 was $3.27, $4.15 and $3.50, respectively. For the years ended December 31, 2008, 2007 and 2006, the total fair value of share-based awards vested was $1,460,310, $1,448,986 and $1,365,896, respectively. For the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised was $1,152,566, $4,906,279 and $15,388,676, respectively. As of December 31, 2008, there was approximately $6.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.56 years.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(12) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through December 31, 2020. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were $2,564,694, $1,876,735 and $1,717,158 for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2008, total future minimum cash payments are as follows:

	Payments Due By Year
Contractual Obligations:	Total	2009	2010	2011	2012	2013	After 2013
Operating leases	$21,629,005	$782,543	$1,646,982	$2,259,754	$2,112,291	$2,084,866	$12,742,569
Employment agreements	6,228,238	3,700,071	2,528,167	—	—	—	—
Outside contributors	237,708	237,708	—	—	—	—	—
Leases payable	89,660	65,751	23,909	—	—	—	—
Total contractual cash obligations	$28,184,611	$4,786,073	$4,199,058	$2,259,754	$2,112,291	$2,084,866	$12,742,569

Future minimum cash payments for the year ended December 31, 2009 and 2010 related to operating leases have been reduced by approximately $1.1 million and $0.7 million, respectively, related to a free rent allowance contained in the Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. as Landlord, and the Company, as Tenant (See Exhibit 10.22).

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, debt securities available for sale and restricted cash. The Company maintains all of its cash, cash equivalents, debt securities available for sale and restricted cash in six financial institutions, although substantially all of the balance is within one institution. The Company performs periodic evaluations of the relative credit standing of the six institutions. As of December 31, 2008, the Company’s cash, cash equivalents, debt securities available for sale and restricted cash are primarily invested indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization. The cash balances are insured by either the FDIC, up to $250,000 per depositor (currently set to expire on December 31, 2009, after which the limit will reduce to $100,000 per depositor), or the U.S. Department of Treasury’s Temporary Guarantee Program for Money Market Funds (currently set to expire on April 30, 2009). The Company has cash balances on deposit with three financial institutions at December 31, 2008 that exceed the insured limit in the amount of $24.7 million. Of this total, $21.8 million is invested in a money market fund that invests only in U.S. Treasury backed securities.

The Company also holds investments in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for these ARS since that time. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(12) Commitments and Contingencies  – (continued)

The Company’s customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the years ended December 31, 2008, 2007 and 2006, the Company’s top five advertisers accounted for approximately 26%, 28% and 34%, respectively, of its total advertising revenue. For the years ended December 31, 2008 and 2007, no advertiser accounted for 10% or more of total advertising revenue, as compared to one advertiser accounting for approximately 14% for the year ended December 31, 2006.

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(12) Commitments and Contingencies  – (continued)

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

(13) Long Term Investment

On April 23, 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site. Geezeo combines online personal finance tools in a social networking environment to assist consumers in achieving their financial goals. Geezeo allows users to track bank accounts and credit card balances, as well as investments, mortgages, student loans and auto loans. The Company’s initial investment in Geezeo included an investment of $1.2 million for an approximate 13% interest in Geezeo. On October 23, 2008, the Company invested $650,000 in additional funds to increase to an 18.5% ownership. Additionally, the Company has incurred approximately $0.2 million of legal fees in connection with this investment. The Company also retains the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009. Promotions.com has agreed to provide software development services to Geezeo on an arm’s length basis.

(14) Employee Benefit Plan

Effective January 1, 1997, the Company adopted a noncontributory savings plan with a salary reduction arrangement in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and, through June 30, 2006, was funded solely by employee contributions. Effective July 1, 2006, the Company modified the 401(k) plan to provide an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation. The Company’s matching contribution totaled $367,714, $266,742 and $84,729 for the years ended December 31, 2008, 2007 and 2006, respectively.

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(15) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)
Total revenue	$18,948	$19,689	$16,723	$16,540
Total operating expense	17,039	17,660	18,027	19,524
Income (loss) from continuing operations before income taxes	2,595	2,429	(959)	(2,720)
(Provision) benefit for income tax	(146)	(126)	(106)	376
Income (loss) from continuing operations	2,449	2,303	(1,065)	(2,344)
Loss on disposal of discontinued operations	(3)	(2)	(3)	(—)
Net income (loss)	2,446	2,301	(1,068)	(2,344)
Preferred stock dividends	96	96	96	96
Net income (loss) attributable to common stockholders	$2,350	$2,205	$(1,164)	$(2,441)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.08	$0.07	$(0.04)	$(0.08)
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	0.08	0.07	(0.04)	(0.08)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$0.08	$0.07	$(0.04)	$(0.08)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07	$0.07	$(0.04)	$(0.08)
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income (loss)	0.07	0.07	(0.04)	(0.08)
Preferred stock dividends	—	—	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$0.07	$0.07	$(0.04)	$(0.08)

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(15) Selected Quarterly Financial Data (Unaudited)  – (continued)

	For the Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)
Total revenue	$14,508	$14,899	$16,118	$19,881
Total operating expense	12,043	11,902	12,848	15,719
Income from continuing operations before income taxes	3,065	3,622	3,842	4,841
(Provision) benefit for income tax	(61)	(72)	15,923	(96)
Income from continuing operations	3,004	3,550	19,765	4,745
(Loss) income on disposal of discontinued operations	(1)	0	(1)	(11)
Net income	3,003	3,550	19,764	4,734
Preferred stock dividends	—	—	—	1,899
Net income attributable to common stockholders	$3,003	$3,550	$19,764	$2,835
Basic net income (loss) per share:
Income from continuing operations	$0.11	$0.12	$0.68	$0.16
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.11	0.12	0.68	0.16
Preferred stock dividends	—	—	—	(0.07)
Net income attributable to common stockholders	$0.11	$0.12	$0.68	$0.09
Diluted net income (loss) per share:
Income from continuing operations	$0.11	$0.12	$0.67	$0.16
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.11	0.12	0.67	0.16
Preferred stock dividends	—	—	—	(0.07)
Net income attributable to common stockholders	$0.11	$0.12	$0.67	$0.09

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write-Offs	Balance at End of Period
For the year ended December 31, 2008	$242,807	$692,405	$404,120	$531,092
For the year ended December 31, 2007	$216,077	$175,000	$148,270	$242,807
For the year ended December 31, 2006	$131,840	$84,500	$263	$216,077

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1	Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.2	Form of Rights Agreement incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.3	Amendment No. 1 to the Rights Agreement dated August 7, 2000, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 2, 2001.
*4.4	Amendment No. 2 to the Rights Agreement dated November 15, 2007 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.5	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.6	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.6	Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

Exhibit Number	Description
*10.7	Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.8	Employment Agreement dated April 9, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed April 9, 2008.
*10.9	Amendment to Employment Agreement dated July 30, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed July 30, 2008.
*10.10	Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.11	Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008.
*10.12	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.
*10.13	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
*10.14	Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.15	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
*10.16	Membership Interest Purchase Agreement dated August 2, 2007 by and among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 8, 2007.
*10.17	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 6, 2007.
*10.18	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*10.19	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
*10.20	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.21	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 12, 2008.

Exhibit Number	Description
10.22	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. as Landlord, and the Company, as Tenant.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company.
23.1	Consent of Marcum & Kliegman LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

*	Incorporated by reference