Form 10-Q
period 2009-03-31
THESTREET COM
filed 2009-05-11
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒ Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of May 5, 2009)
Common Stock, par value $0.01 per share	30,605,942

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2009

ii

Part I – FINANCIAL INFORMATION

Item 1.            Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$64,523,771	$72,441,294
Restricted cash	516,951	516,951
Accounts receivable, net of allowance for doubtful accounts of $403,343 as of March 31, 2009 and $531,092 as of December 31, 2008	7,182,328	11,179,564
Other receivables	535,221	647,596
Deferred taxes	-	2,546,743
Prepaid expenses and other current assets	1,953,114	1,990,717
Total current assets	74,711,385	89,322,865

Property and equipment, net of accumulated depreciation and amortization of $12,055,343 as of March 31, 2009 and $11,250,569 as of December 31, 2008	9,589,182	10,047,779
Marketable securities	13,249,652	1,658,178
Long term investment	555,000	2,042,970
Other assets	133,118	122,197
Goodwill	20,181,000	40,024,076
Other intangibles, net	10,213,454	13,630,900
Deferred taxes	-	13,570,047
Restricted cash	1,762,079	1,762,079
Total assets	$130,394,870	$172,181,091

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,041,118	$390,610
Accrued expenses	4,718,313	2,784,902
Deferred revenue	15,747,507	15,331,949
Other current liabilities	431,800	205,838
Current liabilities of discontinued operations	222,424	225,925
Total current liabilities	22,161,162	18,939,224
Other liabilities	265,939	79,896
Total liabilities	22,427,101	19,019,120

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2009 and December 31, 2008; the aggregate liquidation preference totals $55,000,000 as of March 31, 2009 and December 31, 2008	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,595,091 shares issued and 30,617,572 shares outstanding as of March 31, 2009, and 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008	365,951	362,625
Additional paid-in capital	271,879,822	271,271,574
Accumulated other comprehensive income	(190,140)	(290,000)
Treasury stock at cost; 5,977,519 shares as of March 31, 2009 and 5,883,652 shares as of December 31, 2008	(10,130,571)	(9,900,284)
Accumulated deficit	(153,957,348)	(108,281,999)
Total stockholders’ equity	107,967,769	153,161,971
Total liabilities and stockholders’ equity	$130,394,870	$172,181,091

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)
Net revenue:
Paid services	$9,507,441	$10,759,469
Marketing services	4,519,423	8,188,516
Total net revenue	14,026,864	18,947,985

Operating expense:
Cost of services	8,251,217	7,656,127
Sales and marketing	2,976,907	3,763,595
General and administrative	4,663,678	4,355,545
Depreciation and amortization	1,470,737	1,263,604
Impairment charges	24,137,069	-
Restructuring and other charge	2,360,267	-
Total operating expense	43,859,875	17,038,871
Operating (loss) income	(29,833,011)	1,909,114
Net interest income	230,137	686,194
Other income	153,677	-
(Loss) income from continuing operations before income taxes	(29,449,197)	2,595,308
Provision for income taxes	(16,227,077)	(145,928)
(Loss) income from continuing operations	(45,676,274)	2,449,380
Discontinued operations:
Income (loss) on disposal of discontinued operations	925	(2,731)
Income (loss) from discontinued operations	925	(2,731)
Net (loss) income	(45,675,349)	2,446,649
Preferred stock cash dividends	96,424	96,424
Net (loss) income attributable to common stockholders	$(45,771,773)	$2,350,225

Basic net (loss) income per share
(Loss) income from continuing operations	$(1.50)	$0.08
Income (loss) on disposal of discontinued operations	0.00	(0.00)
Net (loss) income	(1.50)	0.08
Preferred stock cash dividends	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(1.50)	$0.08

Diluted net (loss) income per share
(Loss) income from continuing operations	$(1.50)	$0.07
Income (loss) on disposal of discontinued operations	0.00	(0.00)
Net (loss) income	(1.50)	0.07
Preferred stock cash dividends	(0.00)	-
Net (loss) income attributable to common stockholders	$(1.50)	$0.07

Weighted average basic shares outstanding	30,495,300	30,392,980
Weighted average diluted shares outstanding	30,495,300	34,615,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(45,675,349)	$2,446,649
(Income) loss from discontinued operations	(925)	2,731
(Loss) income from continuing operations	(45,676,274)	2,449,380
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Stock-based compensation expense	1,243,613	701,097
Provision for doubtful accounts	72,858	-
Depreciation and amortization	1,470,737	1,263,604
Valuation allowance on deferred taxes	16,116,790	-
Impairment charges	24,137,069	-
Restructuring and other charge	804,606	-
Deferred rent	352,320	81,113
Changes in operating assets and liabilities:
Accounts receivable	3,924,378	125,250
Other receivables	112,375	21,456
Prepaid expenses and other current assets	(21,282)	(233,669)
Other assets	(14,821)	30,841
Accounts payable	650,508	(167,086)
Accrued expenses	1,600,411	(683,955)
Deferred revenue	415,558	1,236,943
Other current liabilities	165,628	75,566
Other liabilities	(15,877)	(11,248)
Net cash provided by continuing operations	5,338,597	4,889,292
Net cash used in discontinued operations	(2,576)	(8,939)
Net cash provided by operating activities	5,336,021	4,880,353

Cash Flows from Investing Activities:
Purchase of marketable securities	(11,491,614)	-
Business combinations, net of cash received	-	(106,252)
Capital expenditures	(647,948)	(1,390,341)
Proceeds from the sale of fixed assets	-	28,153
Net cash used in investing activities	(12,139,562)	(1,468,440)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	-	449,486
Costs associated with the sale of preferred stock	-	(125,000)
Cash dividends paid on common stock	(787,271)	(766,231)
Cash dividends paid on preferred stock	(96,424)	(192,848)
Purchase of treasury stock	(230,287)	(325,729)
Restricted cash	-	(41,709)
Net cash used in financing activities	(1,113,982)	(1,002,031)
Net (decrease) increase in cash and cash equivalents	(7,917,523)	2,409,882
Cash and cash equivalents, beginning of period	72,441,294	77,262,521
Cash and cash equivalents, end of period	$64,523,771	$79,672,403

Supplemental disclosures of cash flow information:
Cash payments made for interest	$2,446	$10,306
Cash payments made for income taxes	$146,658	$314,436

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements.

In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment.  Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the condensed consolidated statements of operations and cash flows.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction costs, and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The effect of this pronouncement did not have a material impact on the current financial position or results of operations.  However, the effect of this pronouncement may be material in the future dependent upon each specific acquisition, which may or may not occur in the current or future periods.

Effective January 1, 2009, the Company adopted EITF” 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock, (“EITF 07-5”).  EITF 07-5 provides framework for determining whether an instrument is indexed to an entity’s own stock.  The adoption of EITF 07-5 did not have a material impact on the Company’s consolidated financial position or results of operations.

Effective January 1, 2009 the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  Upon adoption of SFAS 160, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statement of operations. The effect of this pronouncement did not have a material impact on the current financial position or results of operations.  However, the effect of this pronouncement may be material in the future dependent upon acquisitions, which may or may not occur in the current or future periods as the Company does not have any noncontrolling interests.

In April 2009, the FASB issued FSP 107-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP 107-1 is effective for interim reporting periods after June 15, 2009.  The Company elected early adoption of FSP 107-1 for the quarter ended March 31, 2009.  The implementation of FSP 107-1 did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively. The Company elected early adoption of FSP 157-4 for the quarter ended March 31, 2009.  The implementation of FSP 157-4 did not have a material effect on the Company’s condensed consolidated financial statements.

2.	MARKETABLE SECURITIES

The Company holds investments in corporate floating rate notes totaling approximately $11.6 million, which mature within the next 14 to 28 months, and in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.  The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.  The Company accounts for its marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company classifies these securities as available for sale and are reported at fair value.  Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net income. See Note 13 to Notes to Condensed Consolidated Financial Statements.

3.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1: Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•
Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3: Inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2009 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$64,523,771	$64,523,771	$—	$—
Marketable securities (2)	13,249,652	11,639,652	—	1,610,000
Total at fair value	$77,773,423	$76,163,423	$—	$1,610,000

(1)	Cash and cash equivalents, totaling $64,523,771, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)
Marketable securities consist of corporate floating rate notes for which we determine fair value through quoted market prices.  Marketable securities also consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia. Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our statement of operations.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008.  The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.  Based upon this assessment of fair value, the Company determined there was a decline in the fair value of its ARS investments of $290,000, which was deemed temporary and was included within accumulated other comprehensive income for the year ended December 31, 2008.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at January 1, 2009	$1,658,178
Transfers to Level 1	(48,178)
Balance at March 31, 2009	$1,610,000

4.	STOCK-BASED COMPENSATION

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options (incentive and nonqualified stock options are collectively referred to as “Options”), restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of common stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan.  No further awards will be made under the 1998 Plan. At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of common stock available for awards by 1,000,000, to a total of 2,250,000.  Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive grants of equity incentives. Awards generally vest over a three-year period (except the grant to Mr. Cramer pursuant to his Employment Agreement that vests over a five-year period) and stock options generally have terms of five years. As of March 31, 2009, there remained 1,231,343 shares available for future awards under the 2007 Plan.  In connection with awards under both the 1998 and 2007 Plans, the Company recorded $1,243,613 and $701,097 of non-cash stock-based compensation for the three-month periods ended March 31, 2009 and 2008, respectively.

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

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment: An Amendment of FASB Statements 123 and 95.”  SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each restricted stock unit under the 1998 Plan is equal to the closing price per share of the Company’s common stock on the trading day immediately prior to the date of grant.  The value of each restricted stock unit under the 2007 Plan is equal to the closing price per share of the Company’s common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.  As of March 31, 2009, there was approximately $5.6 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.51 years.

Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2009 and 2008 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based upon the grant date fair value estimated in accordance with the pro forma provision of SFAS No. 123, and compensation expense for the share-based payment awards granted subsequent to January 1, 2006, based upon the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three-month periods ended March 31, 2009 and 2008 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. No employee stock options were granted during the three months ended March 31, 2009.  The weighted-average fair value of employee stock options granted during the three months ended March 31, 2008 was $3.79, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption is based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.  The weighted-average Black-Scholes assumptions during the first quarter of 2008 were as follows:

Expected option lives	3.5 years
Expected volatility	47.07%
Risk-free interest rate	2.33%
Expected dividend yield	0.75%

A summary of the activity of the 1998 and 2007 Stock Incentive Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2008	2,617,782	$6.37
Restricted stock units granted	735,021	$0.00
Shares issued under restricted stock units	(432,545)	$0.00
Options cancelled	(525,540)	$6.99
Restricted stock units forfeited	(87,857)	$0.00
Awards outstanding at March 31, 2009	2,306,861	$5.64	$1,570	2.72
Awards vested and expected to vest at March 31, 2009	2,229,878	$5.70	$1,490	2.64
Options exercisable at March 31, 2009	906,283	$8.07	$0	1.99
Restricted stock units eligible to be issued at March 31, 2009	0	$0.00	$0	N/A

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2009 and changes in the three-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2008	1,609,990	$5.70
Shares underlying restricted stock units granted	735,021	$3.28
Shares underlying options vested	(228,155)	$3.60
Shares underlying restricted stock units vested	(432,545)	$5.26
Shares underlying options cancelled	(195,872)	$4.14
Shares underlying restricted stock units forfeited	(87,857)	$4.63
Shares underlying awards unvested at March 31, 2009	1,400,582	$3.64

For the three months ended March 31, 2009 and 2008, the total fair value of share-based awards vested was $3,724,520 and $1,730,421, respectively.  For the three months ended March 31, 2009 and 2008, the total intrinsic value of options exercised was $0 (no options were exercised) and $1,051,606, respectively. For the three-month periods ended March 31, 2009 and 2008, zero and 399,478 stock options, respectively, and 735,021 and 148,261 restricted stock units, respectively, were granted to employees of the Company.  Additionally, for the three-month periods ended March 31, 2009 and 2008, zero and 107,268 stock options, respectively, were exercised, and 432,545 and 118,041 shares were issued under restricted stock unit grants, respectively, yielding approximately zero dollars and $0.4 million, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership. TCV VI, L.P. and TCV Member Fund, L.P. are referred to as the “Purchasers.”

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B preferred stock, par value $0.01 per share (“Series B Preferred Stock”), which are immediately convertible into an aggregate of 3,856,942 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million.

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

Investor Rights Agreement

On November 15, 2007, the Company also entered into an Investor Rights Agreement with the Purchasers (the “Investor Rights Agreement”) pursuant to which, among other things, the Company agreed to grant the Purchasers certain registration rights including the right to require the Company to file a registration statement within 30 days to register the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants, and to use its reasonable best efforts to cause the registration statement to be declared effective within 90 days after the date it is filed.

Certificate of Designation

On November 15, 2007, the Company also filed a Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The Certificate of Designation authorizes the Company to issue 5,500 of its 10,000,000 authorized shares of preferred stock as shares of Series B Preferred Stock.

The purchase price of the Series B Preferred Stock was $10,000 per share (the “Original Issue Price”). In the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of shares of Series B Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the Original Issue Price, plus any declared and unpaid dividends.

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

So long as 30% of the shares of the currently-outstanding Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (i) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock (including, without limitation, the issuance of any shares of Series B Preferred Stock (other than shares of Series B Preferred Stock issued as a stock dividend or in a stock split); (ii) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (iii) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (iv) the payment of any dividends (other than dividends paid in our capital stock or any of our subsidiaries) in excess of $0.10 per share per annum on the Common Stock, unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (v) the purchase or redemption of: (A) any Common Stock (except for the purchase or redemption from employee, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (B) any class or series of now or hereafter of our authorized stock that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

Warrants

As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The Warrants expire on the fifth anniversary of the date they were first issued, or earlier in certain circumstances.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the three-month periods ended March 31, 2009 and 2008, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.  In addition, pursuant to the terms of the Company’s 1998 Plan, and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in the fourth quarter of 2005 and the first quarter of 2006, and the issuance of restricted stock units in the first quarters of 2008 and 2009 to Company employees, the Company withheld 231,602, 66,982, 27,597 and 93,867 shares, respectively, in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  These shares have been recorded as treasury stock.  In December 2008, the Company received 104,055 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC.  These shares have been recorded as treasury stock.

Dividends

On March 31, 2009, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on March 17, 2009.  These dividends totaled approximately $0.9 million. The Company intends, although there can be no assurance, that the Company will pay this quarterly cash dividend in the future.

6.	LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.  Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

7.	NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the three-month periods ended March 31, 2009 and 2008, approximately 3.7 million and 2.2 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2009	2008
Basic net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(45,676,274)	$2,449,380
Income (loss) on disposal of discontinued operations	925	(2,731)
Preferred stock cash dividends	(96,424)	(96,424)
Numerator for basic earnings per share -
Net (loss) income attributable to common stockholders	$(45,771,773)	$2,350,225

Denominator:
Weighted average basic shares outstanding	30,495,300	30,392,980

Net (loss) income per basic share:
(Loss) income from continuing operations	$(1.50)	$0.08
Income (loss) on disposal of discontinued operations	0.00	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(1.50)	$0.08

Dilutive net income (loss) per share
Numerator:
(Loss) income from continuing operations	$(45,676,274)	$2,449,380
Income (loss) on disposal of discontinued operations	925	(2,731)
Preferred stock cash dividends	(96,424)	-
Numerator for diluted earnings per share -
Net (loss) income attributable to common stockholders	$(45,771,773)	$2,446,649

Denominator:
Weighted average basic shares outstanding	30,495,300	30,392,980
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	-	365,299
Convertible preferred stock	-	3,856,942
Weighted average diluted shares outstanding	30,495,300	34,615,221

Net (loss) income per diluted share:
(Loss) income from continuing operations	$(1.50)	$0.07
Income (loss) on disposal of discontinued operations	0.00	(0.00)
Preferred stock cash dividends	(0.00)	-
Net (loss) income attributable to common stockholders	$(1.50)	$0.07

8.	INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of March 31, 2009, the Company has approximately $128 million of net operating loss carryforwards (“NOLs”) and had previously recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years.  The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the Company’s NOLs may be limited in the event of a change in ownership.  The ultimate realization of NOLs is dependent upon the generation of future taxable income during the periods following an ownership change.  As such, a portion of the existing NOLs may be subject to limitation.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions, although substantially all of the balance is within one institution.  The Company performs periodic evaluations of the relative credit standing of the six institutions.  As of March 31, 2009, the Company’s cash, cash equivalents, marketable securities and restricted cash totaled approximately $80.1 million.  Of that total, approximately $61.0 million was invested in the JP Morgan Prime Money Market Fund.  The fund invests in high quality, short-term money market instruments with an objective to provide the highest possible level of current income while still maintaining liquidity.  Additionally, the Company holds approximately $11.6 million of corporate floating rate notes, which mature within the next 14 to 28 months, and approximately $1.6 million of two auction rate securities issued by the District of Columbia.  The balance is mainly comprised of money market funds, checking accounts and short-term certificates of deposit.

The Company holds investments in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.  Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, began failing during the first quarter of 2008, and there have been no successful auction events for these ARS since that time.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.  During the fourth quarter of 2008, the Company determined that there was a decline in the fair value of its ARS investments of $290,000 which was deemed temporary and was included within accumulated other comprehensive income for the year ended December 31, 2008.  Company management believes that the fair value of the ARS has not materially changed from its December 31, 2008 carrying value.

The Company’s customers are primarily concentrated in the United States.  The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.  To date, actual losses have been within management’s expectations.

For the three months ended March 31, 2009 and 2008, the Company’s top five advertisers accounted for approximately 38% and 29%, respectively, of its total advertising revenue.  For the three months ended March 31, 2009, one advertiser accounted for 13% of total advertising revenue, while for the three months ended March 31, 2008, no advertiser accounted for 10% or more of total advertising revenue.

10.	LONG TERM INVESTMENT

On April 23, 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site.  Geezeo combines online personal finance tools in a social networking environment to assist consumers in achieving their financial goals. Geezeo allows users to track bank accounts and credit card balances, as well as investments, mortgages, student loans and auto loans. The Company’s initial investment in Geezeo included an investment of $1.2 million for an approximate 13% interest in Geezeo.  On October 23, 2008, the Company invested $650,000 in additional funds to increase its ownership stake to 18.5%.  Additionally, the Company has incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s long-term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity as well as current fundraising activities.  The impairment approximated $1.5 million.

11.	IMPAIRMENT CHARGES

In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long-term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded a non-cash impairment charge of $24.1 million.

The fair value of the Company’s goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.  The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and the Company’s business enterprise value based upon the fair value of its outstanding common and preferred shares.  This analysis resulted in an impairment of the Company’s goodwill approximating $19.8 million.  The review also revealed an impairment to the Company’s intangible assets related certain customer relationships and noncompete agreements approximating $2.8 million.

The carrying value of the Company’s long-term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity as well as current fundraising activities.  The impairment approximated $1.5 million.

12.	RESTRUCTURING AND OTHER CHARGE

In March 2009, the Company announced and implemented a reorganization plan to align the Company’s resources with its strategic business objectives.  As a result of this plan, the Company incurred a restructuring charge from continuing operations approximating $1.0 million during the three months ended March 31, 2009.  Included in this charge were severance and other payroll related expenses, totaling approximately $0.8 million, associated with an approximate six percent reduction in the Company’s workforce.

Total cash outlay for the restructuring will approximate $0.8 million, of which approximately $0.6 million is included in accrued expenses on the Company’s consolidated balance sheet as of March 31, 2009.  The remaining $0.2 million of restructuring related costs consists of the write off of certain assets.

Effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation.  In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause.  The Company recorded a charge approximating $1.3 million in March of 2009, inclusive of approximately $0.6 million related to the accelerated vesting of certain restricted stock units, representing amounts payable to him through the upcoming twelve month period.

The following table displays the activity of the restructuring and other charge reserve account from the initial charges through March 31, 2009:

	Initial Charge	Deductions	Balance March 31, 2009
Severance	$1,314,331	(622,792)	$691,539
Headcount reduction	803,159	(182,635)	620,524
Asset writeoff	242,777	(242,777)	-
	$2,360,267	$(1,048,204)	$1,312,063

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consists of the following:

	March 31, 2009	December 31, 2008
Impairment of auction rate securities	$(290,000)	$(290,000)
Unrealized gain on marketable securities	99,860	-
Total	$(190,140)	$(290,000)

14.	SUBSEQUENT EVENT

On April 27, 2009, the Company’s Chief Financial Officer tendered his resignation, effective May 8, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this quarterly report on Form 10-Q relating to plans, strategies, objectives, economic performance and trends and other statements that are not descriptions of historical facts may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking information is inherently subject to risks and uncertainties, and actual results could differ materially from those currently anticipated due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The Company has no obligation to update these forward-looking statements.

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

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from (i) paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and (ii) marketing services, which includes advertising and interactive marketing services revenue.  In the first quarter of 2009, the Company’s revenue from paid services and marketing services comprised 68% and 32%, respectively, of total revenue, compared to 57% and 43%, respectively, in the first quarter of 2008.

Paid services revenue includes revenue from our subscription Web sites and newsletters (“Subscription Services”), as well as syndication, licensing and information services revenue.

Our Subscription Services are generally targeted at more experienced investors, as compared to the content on our free, advertising supported network of Web sites.  Our two subscription Web sites are RealMoney.com, which provides actionable investing ideas, trading strategies, technical analysis and expert market commentary from more than 60 analysts and traders, and RealMoney Silver, a compilation of three email subscription services and the commentary from RealMoney. Our subscription email newsletters, which target a wide variety of investing strategies, include: Action Alerts PLUS, the stock picks and portfolio strategies of well-known markets commentator James J. Cramer; TheStreet.com Stocks Under $10,  which focuses on stocks priced below $10 a share; TheStreet.com Options Alerts, which  focuses on the options market; TheStreet.com Top Stocks, which contains stock ideas and technical analysis; TheStreet.com Value Investor, which covers value stocks; and The Dividend Stock Advisor, a model portfolio and analysis of high yield stocks and funds.

Syndication and licensing fees include revenue from the licensing and syndication of content from TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds and exchange traded funds (ETFs) and more than 5,000 stocks.  In addition, TheStreet.com Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans.  In addition to generating revenue from the licensing and syndication of content from TheStreet.com Ratings, the stock, ETF and mutual fund ratings have been incorporated into our network of Web sites, including on the stock quote pages of TheStreet.com, as well as through online screening tools and regularly published stories.

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

Marketing services revenue includes advertising revenue and interactive marketing services revenue from our Promotions.com business.  Through our growing network of online Web sites — which include TheStreet.com, Stockpickr.com, MainStreet.com and BankingMyWay.com — our goal is to meet our audience and advertiser demands while becoming the leading independent online network where issues and topics related to life and money intersect.  We plan to accomplish this goal by providing:

•	A broader range of content to our audience, including personal finance, real estate, politics, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

As a result of expanded content offerings and implementation of marketing relationships with other high-traffic Web sites, we experienced increases in unique visitors to our network of Web sites. In the first quarter of 2009, our network attracted an average of 8.1 million unique visitors per month, an increase of 29% over the same period in the prior year.

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

Our goal is to be a trusted resource to our audience, helping our readers to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. Within the past year, we have received the following awards and distinctions:

•	New York Press Club Journalism Award in the Business Internet category;
•	New York Press Club Journalism Award in the Political Coverage Internet category;
•	TheStreet.com Ratings was cited for “Best Stock Selection” by an IRP covering more than 1,000 names by BNY ConvergEx Group’s BNY Jaywalk’s Independent Research Provider Performance Award Program;
•	Society of American Business Editors and Writers Award for Creative Use of the Medium;
•	Society of American Business Editors and Writers Award for Enterprise Reporting;
•	Society of American Business Editors and Writers Award for Commentary;
•	Media Industry Newsletter (min) Award for Digital Hall of Fame – David Morrow, editor-in-chief; and
•	Media Industry Newsletter (min) Award for Editor of the Year – David Morrow, editor-in-chief.

Our strategy is to continue to expand our network, content offerings and distribution channels to attract a wider consumer audience to our online network where issues and topics related to life and money intersect.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	provision for subscription refunds,
•	incentive compensation,
•	useful lives of intangible assets,
•	useful lives of fixed assets,

•	the carrying value of goodwill, intangible assets, marketable securities and the Company’s long term investment,
•	allowances for doubtful accounts,
•	accrued expense estimates,
•	reserves for estimated tax liabilities, and
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

A summary of the Company's critical accounting policies and estimates can be found in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 13, 2009.  During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008

Revenue

	For the Three Months Ended March 31,
	2009	Percent of Total Revenue	2008	Percent of Total Revenue	Percent Change
Revenue:
Paid services	$9,507,441	68%	$10,759,469	57%	-12%
Marketing services	4,519,423	32%	8,188,516	43%	-45%
Total revenue	$14,026,864	100%	$18,947,985	100%	-26%

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

	For the Three Months Ended March 31,		Percent
	2009	2008	Change
Paid services:
Subscription	$6,766,778	$8,046,390	-16%
Syndication, licensing and information services	2,740,663	2,713,079	1%
Total	$9,507,441	$10,759,469	-12%

Subscription revenue for the three months ended March 31, 2009 decreased by 16% when compared to the three months ended March 31, 2008.  The decrease is primarily attributable to a 13% decrease in the number of subscribers to our subscription services from approximately 82,800 as of March 31, 2008 to approximately 72,200 as of March 31, 2009.  We believe that the performance of the subscription business is impacted by i) the performance and volatility of the stock market, ii) the macro-economic environment and iii) the effectiveness of our marketing efforts.   Prolonged declines in the stock market reduce the size of the potential market for subscribers as more investors turn away from the stock market in their search for investment growth and preservation of principal, while a weak macro-economic environment reduces the amount of discretionary spending available for our subscription services.  Additionally, our marketing efforts must be regularly reviewed and optimized to maintain their effectiveness.  While the retention rates across our subscription products remain relatively unchanged from the same period last year, with renewal rates during the three months ended March 31, 2009 of 61% and 88% for annual and monthly subscribers respectively, our lower acquisition rates across our subscriber marketing channels resulted in lower year over year subscribers and subscription revenue.

For the three months ended March 31, 2009, approximately 79% of the Company’s net subscription revenue was derived from annual subscriptions, as compared to approximately 73% for the three months ended March 31, 2008. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Refunds and chargebacks approximated 1% of gross subscription revenue during the three months ended March 31, 2009, up from approximately 0.7% during the three months ended March 31, 2008.

Syndication, licensing and information services revenue for the three months ended March 31, 2009 increased by 1% when compared to the three months ended March 31, 2008.  The increase is primarily the result of a 7% increase in revenue from RateWatch, partially offset by a 7% decrease in revenue associated with the licensing and syndication of content from TheStreet.com Ratings.

Marketing services. Marketing services revenue is derived from the placement of advertisements on the Company’s Web sites, email newsletters, video content and podcasts, as well as interactive marketing services for which the Company develops online and mobile interactive solutions for advertisers, marketers and content publishers.

	For the Three Months Ended March 31,		Percent
	2009	2008	Change
Marketing services:
Advertising	$3,163,825	$5,962,745	-47%
Interactive marketing services	1,355,598	2,225,771	-39%
Total	$4,519,423	$8,188,516	-45%

Advertising revenue for the three months ended March 31, 2009, decreased by 47% when compared to the three months ended March 31, 2008. The decrease is primarily attributable to a poor macro-economic environment, which resulted in delayed campaigns at the start of the quarter, and a significant reduction in the amount of advertising revenue derived from non-endemic advertisers.  Revenue from non-financial advertisers decreased 49% year over year, and represented only 38% of total advertising revenue in the quarter, as compared to 40% in the first quarter of 2008.

The number of advertisers for the three months ended March 31, 2009 was 54 as compared to 104 for the three months ended March 31, 2008.  The Company’s top five advertisers accounted for approximately 38% of its total advertising revenue for the three months ended March 31, 2009, as compared to approximately 29% for the three months ended March 31, 2008.  For the three months ended March 31, 2009, one advertiser accounted for 13% of total advertising revenue, while for the three months ended March 31, 2008, no advertiser accounted for 10% or more of total advertising revenue.

Interactive marketing services revenue for the three months ended March 31, 2009 decreased by 39% when compared to the three months ended March 31, 2008, as our Promotions.com business continued to slowly recover from the impact of the economic downturn that dramatically reduced interactive marketing services revenue in the third and fourth quarters of 2008.  While the year over year revenue decline reflects the impact that this downturn has had on the Promotions.com business, revenue was 4% higher sequentially over the fourth quarter of 2008, reflecting a modest increase in the amount of activity from current clients and recent new business.

Operating Expense

	For the Three Months Ended March 31,
	2009	Percent of Total Revenue	2008	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$8,251,217	58.8%	$7,656,127	40.4%	8%
Sales and marketing	2,976,907	21.2%	3,763,595	19.9%	-21%
General and administrative	4,663,678	33.2%	4,355,545	23.0%	7%
Depreciation and amortization	1,470,737	10.5%	1,263,604	6.7%	16%
Impairment charges	24,137,069	172.1%	-	N/A	N/A
Restructuring and other charge	2,360,267	16.8%	-	N/A	N/A
Total operating expense	$43,859,875		$17,038,871		157%

Cost of services.  Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 58.8% for the three months ended March 31, 2009, as compared to 40.4% for the three months ended March 31, 2008.  The $0.6 million increase in the dollar amount of cost of services over the periods was largely the result of increased compensation costs totaling approximately $0.5 million. Although the average headcount within this expense category decreased by 12% when comparing the three months ended March 31, 2009 and 2008, total compensation increased due to higher levels of noncash compensation totaling approximately $0.6 million and incentive compensation accruals totaling approximately $0.4 million, partially offset by reduced salaries and related taxes and benefits totaling approximately $0.5 million.  The Company also experienced increased costs related to revenue sharing arrangements and hosting fees, the sum of which increased by approximately $0.3 million over the periods, These increased costs were partially offset by decreased costs associated with computer maintenance, fulfillment and consulting fees, the sum of which totaled approximately $0.3 million.

Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

Although the dollar amount of sales and marketing expense decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, sales and marketing expense as a percentage of revenue increased to 21.2% for the three months ended March 31, 2009, as compared to 19.9% the three months ended March 31, 2008.  The $0.8 million decrease in the dollar amount of sales and marketing expense over the periods was largely the result of decreased advertising and promotion expenditures approximating $0.3 million, together with reduced consulting fees, statistical services, credit card fees, public relations and recruiting fees, the sum of which totaled approximately $0.3 million.

General and administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 33.2% in the three months ended March 31, 2009, as compared to 23.0% in the three months ended March 31, 2008. The $0.3 million increase in the dollar amount of general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $0.1 million. Although the average headcount within this expense category decreased by 10% when comparing the three months ended March 31, 2009 and 2008, total compensation increased due to higher levels of incentive compensation accruals totaling approximately $0.1 million.  In addition, the increase in general and administrative expense was the result of increased costs related to bad debt expense, consulting and professional fees, the sum of which totaled approximately $0.5 million.  These increased costs were partially offset by reduced recruiting fees and employee incentive costs, the sum of which totaled approximately $0.1 million.

Depreciation and amortization.  As a percentage of revenue, depreciation and amortization expense was 10.5% in the three months ended March 31, 2009, as compared to 6.7% in the three months ended March 31, 2008. The $0.2 million increase in the dollar amount of depreciation and amortization expense over the periods is largely attributable to depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, and higher depreciation costs due to increased capital expenditures.

Impairment charges.  As a percentage of revenue, impairment charge was 172.1% in the three months ended March 31, 2009.  In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded a noncash impairment charge of $24.1 million.

Restructuring and other charge.  As a percentage of revenue, restructuring and other charge was 16.8% in the three months ended March 31, 2009.  In March 2009, the Company announced and implemented a reorganization plan to align the Company’s resources with its strategic business objectives.  As a result of this plan, the Company incurred a restructuring charge from continuing operations approximating $1.0 million during the three months ended March 31, 2009.  Included in this charge were severance and other payroll related expenses totaling approximately $0.8 million associated with an approximate six percent reduction in the Company’s workforce.

Effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation.  In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause.  The Company recorded a charge approximating $1.3 million in March of 2009 related to this event.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2009	2008	Change
Net interest income	$230,137	$686,194	-66%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Three Months Ended March 31,
	2009	2008	Change
Provision for income taxes	$16,227,077	$145,928	11,020%

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of March 31, 2009, the Company has approximately $128 million of net operating loss carryforwards (“NOLs”) and had previously recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years.  The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the Company’s NOLs may be limited in the event of a change in ownership.  The ultimate realization of NOLs is dependent upon the generation of future taxable income during the periods following an ownership change.  As such, a portion of the existing NOLs may be subject to limitation

Net (Loss) Income

Net loss for the three-month period ended March 31, 2009 totaled $45,675,349, or $1.50 per basic and diluted share, compared to net income totaling $2,446,649, or $0.08 per basic and $0.07 per diluted share, for the three-month period ended March 31, 2008.

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds could easily be made available for operating purposes. As of March 31, 2009, the Company’s cash, cash equivalents, marketable securities, and restricted cash amounted to $80,052,453, representing 61% of total assets.

Marketable securities include two municipal auction rate securities (“ARS”) issued by the District of Columbia, currently rated as AA - by Standard & Poor’s. Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive income whereas other-than-temporary impairment charges are recorded in our statement of operations.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008.  The assumptions used in preparing the discounted cash flow model included estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.  Based upon this assessment of fair value, the Company determined that there was a decline in the fair value of its ARS investments of $290,000, which was deemed temporary, and was included within accumulated other comprehensive income for the year ended December 31, 2008.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions, although substantially all of the balance is within one institution.  The Company performs periodic evaluations of the relative credit standing of the six institutions.  As of March 31, 2009, the Company’s cash, cash equivalents, marketable securities and restricted cash totaled approximately $80.1 million.  Of that total, approximately $61.0 million was invested in the JP Morgan Prime Money Market Fund.  The fund invests in high quality, short-term money market instruments with an objective to provide the highest possible level of current income while still maintaining liquidity.  Additionally, the Company holds approximately $11.6 million of corporate floating rate notes, which mature within the next 14 to 28 months, and approximately $1.6 million of an auction rate security issued by the District of Columbia.  The balance is mainly comprised of money market funds, checking accounts and short-term certificates of deposit.

Cash generated from operations was sufficient to cover expenses during the three-month period ended March 31, 2009.  Net cash provided by operating activities totaled $5,336,021 and $4,880,353 for the three-month period ended March 31, 2009 and 2008, respectively.  The increase in net cash provided by operating activities is primarily related to the following:

•
A decrease in the growth of receivables in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily related to improved collection efforts and decreased revenue;

•
An increase in the growth of accrued expenses in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily related to the Company’s restructuring and incentive compensation accruals; and

•	An increase in the growth of accounts payable in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily related to the accelerated timing of payments.

These increases in net cash provided by operating activities were partially offset by the following:

•	A decrease in income from continuing operations, partially offset by increased noncash expenses; and
•
A slowdown in the overall growth of deferred revenue in the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily related to a reduced subscriber base and subscription revenue.

Net cash used in investing activities of $12,139,562 for the three-month period ended March 31, 2009 was primarily the result of the purchase of marketable securities and capital expenditures.

Net cash used in financing activities of $1,113,982 for the three-month period ended March 31, 2009 primarily consisted of cash dividends paid and the purchase of treasury stock.

The Company has a total of $2,279,030 of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted.  The letters of credit serve as security deposits for the Company’s office space in New York City.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months.  The Company is committed to cash expenditures in an aggregate amount of approximately $4.2 million through March 31, 2010, in respect of contractual obligations, primarily related to operating leases and employment agreements. Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during the first quarter of 2009, which resulted in cash expenditures of approximately $0.9 million.  The Company intends, although there can be no assurance, to maintain the dividend at the current annual level of $0.10 per share, and will review the dividend on an ongoing basis to ensure that it serves the best interests of stockholders by most effectively utilizing cash balances.

Treasury Stock

As discussed in Note 5 to Notes to Condensed Consolidated Financial Statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  During the three months ended March 31, 2009, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.  In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”) and certain additional stock option exercise procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers in November 2005 and February 2006, and the issuance of restricted stock units in the first quarters of 2008 and 2009 to Company employees, the Company withheld 231,602, 66,982, 27,597 and 93,867 shares, respectively, in lieu of payment of the exercise price and the minimum amount of applicable withholding taxes then due.  These shares have been recorded as treasury stock.  In December 2008, the Company received 104,055 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC.  These shares have been recorded as treasury stock.

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

The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions and performs periodic evaluations of the relative credit standing of these institutions.  However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

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

The Company carried out, under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the design and operation of these disclosure controls and procedures were effective.  During the three-month period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch Pierce Fenner & Smith, Inc. Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008. On February 25, 2009, liaison counsel for the plaintiffs informed the district court that a settlement had been agreed to in principle, subject to formal approval by the parties, and preliminary and final approval by the court.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  If the Court grants the motion for preliminary approval, notice will be given to all class members of the settlement, a “fairness” hearing will be held and if the Court determines that the settlement is fair to the class members, the settlement will be approved.  There can be no assurance that this proposed settlement will be approved and implemented in its current form, or at all.  Due to the inherent uncertainties of litigation and because the settlement approval process is at a preliminary stage, the ultimate outcome of the matter is uncertain.

Item 1A.            Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the material we discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

A significant portion of our subscription revenue is generated by James J. Cramer and other key writers and the loss of the services of these writers, including in particular Mr. Cramer, would have a material adverse effect on the Company.

We strive to differentiate our services from those provided by other finance-focused products available in the marketplace.  In recent years, we have introduced Web sites featuring content from leading market commentators, user-generated content, and newsletters containing a broad variety of features from a multitude of contributors, as well as more narrowly targeted, trading-oriented newsletters, some of which are the work of an individual writer. While we believe that the success of our products is dependent in part upon our brands, some of these products, particularly our newsletters, reflect the talents, efforts, personalities and reputations of their respective writers. As a result, the services of these key writers, particularly our co-founder and Chairman of the Board James J. Cramer, form an essential element of our subscription revenue. Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment agreements with several of them, including Mr. Cramer. On April 9, 2008, we entered into an employment agreement with Mr. Cramer that has a term of three years and provides that Mr. Cramer may terminate the agreement as of January 15, 2010 and any year thereafter.  The loss of Mr. Cramer’s services would have a material adverse effect on us. We can make no assurances that we will be able to retain key writers or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our network of Web sites and newsletters. The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

We may have difficulty increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers.

Our ability to maintain or increase our advertising revenue depends on a variety of factors, including general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to maintain or increase our unique visitors and page view inventory, and our ability to win advertisers’ budgets from other Web sites, television, newspapers, magazines, newsletters or other new media. Advertising revenues could be adversely affected by significant changes in the relationships we have with portals and other high-traffic Web sites. In addition, our advertising revenues may decline as a result of pricing pressures on internet advertising rates due to industry developments, changes in consumer interest in the financial media, and other factors in and outside of our control, including in particular as a result of the ongoing economic downturn, thus reducing advertising revenues. If our advertising revenue decreases, our business, results of operations and financial condition could be materially adversely affected.

For the three months ended March 31, 2009, our top five advertisers accounted for approximately 38% of our total advertising revenue, as compared to approximately 29% for the three months ended March 31, 2008. Furthermore, although we have had success attracting advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. If these industries were to weaken significantly or to consolidate, or if other factors caused us to lose a number of our top advertisers, our business, results of operations and financial condition could be materially adversely affected. Recent consolidation of financial institutions, budgetary cuts by our advertisers in response to adverse macro economic conditions and other factors could cause us to lose a number of our top advertisers. If our advertising revenue decreases, our business, results of operations and financial condition could be materially adversely affected.  As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1 – 31, 2009	-	$-	-	$2,678,878
February 1 – 28, 2009	-	$-	-	$2,678,878
March 1 – 31, 2009	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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

*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Separation Agreement and Mutual Release between the Company and Thomas J. Clarke, Jr. dated March 13, 2009, incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2009.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

* Incorporated by Reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: May 8, 2009	By:	/s/ Daryl Otte
	Name:	Daryl Otte
	Title:	Interim Chief Executive Officer

Date: May 8, 2009	By:	/s/ Eric Ashman
	Name:	Eric Ashman
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
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

*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Separation Agreement and Mutual Release between the Company and Thomas J. Clarke, Jr. dated March 13, 2009, incorporated by reference to the Company’s Current Report on Form 8-K filed March 13, 2009.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

* Incorporated by Reference