Form 10-K/A
period 2008-12-31
THESTREET COM
filed 2010-02-08
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant as required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2008 as reported by Nasdaq, was approximately $157.0 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding at February 2, 2010
Common Stock, $0.01 par value	31,538,727

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders held on May 28, 2009, filed with the Securities and Exchange Commission on April 17, 2009.

Explanatory Note

This Form 10-K/A amends the annual report on Form 10-K for the fiscal year ended December 31, 2008 of TheStreet.com, Inc. (“we,” “us,” the “Company”), which Form 10-K originally was filed on March 13, 2009 (the “Original Form 10-K”). The amendment is a result of the restatement of the Company’s consolidated financial statements and related financial information for the fiscal year ended December 31, 2008 (the “2008 Financial Information”). In addition, the inaccuracies described below that led to the restatement of the 2008 Financial Information also had an immaterial impact on the Company’s consolidated financial statements for the fiscal year ended December 31, 2007. The 2007 period results referenced in this Form 10-K/A have been revised to correct for such inaccuracies.

The Company is restating its previously filed 2008 Financial Information and revising its previously filed 2007 period results to correct inaccuracies in its Promotions.com subsidiary (which the Company sold in December 2009) resulting from and requiring adjustments to revenue and expenses for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide property and services to, and receive property and services from, such parties and due to errors in the timing of recognition of revenue. Aspects of certain of these transactions were determined by the Company to have lacked economic substance and proper authorization. As described herein, the restatement of the 2008 Financial Information and revision to the originally filed 2007 period results result in reduced revenue in certain quarters, and increased revenue in other quarters, as compared to results previously reported; reduced expense in certain quarters, as compared to results previously reported; and reduced net income (or increased net loss) in certain quarters, and reduced net loss in other quarters, as compared to results previously reported. Although the amounts of the 2007 revisions were determined to be immaterial, the Company has elected to revise its 2007 reported figures, to accurately adjust its books and records accordingly. The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate. Throughout the financial statements, the term “as previously reported” will be used to refer to balances from the fiscal 2008 consolidated financial statements as reported prior to this restatement.

Other than the revising of the previously filed consolidated financial statements relating to the restatement, these notes to the consolidated financial statements speak as of the filing date of the Company’s original Form 10-K for the fiscal year ended December 31, 2008, filed on March 13, 2009, and these notes to consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to consolidated financial statements should be read in their historical context, except to the extent revised as a result of the restatement.

Part I, Item 1 — Business

Part I, Item 1A — Risk Factors

Part II, Item 6 — Selected Financial Data

Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 9A — Controls and Procedures

Part IV, Item 15 — Exhibits, Financial Statement Schedules

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Accounting Officer that are attached to this Form 10-K/A as Exhibits 31 and 32.

THESTREET.COM, INC.
2008 ANNUAL REPORT ON FORM 10-K/A

i

THESTREET.COM, INC.

2008 ANNUAL REPORT ON FORM 10-K/A

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

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from (i) paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and (ii) marketing services, which includes advertising and interactive marketing services revenue. In 2008, the Company’s revenue from paid services and marketing services was 58% and 42%, respectively, of total revenue, compared to 59% and 41%, respectively, in 2007.

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

Syndication and licensing fees include revenue from the licensing and syndication of content from TheStreet.com Ratings, which tracks the risk-adjusted performance of more than 16,000 mutual funds and more than 5,000 stocks. TheStreet.com Ratings also uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. In addition to generating revenue from the licensing and syndication of content from TheStreet.com Ratings, the stock, ETF and mutual fund ratings have been incorporated into our network of Web sites, including on the stock quote pages of TheStreet.com, as well as through online screening tools and regularly published stories.

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

Our goal is to be a trusted resource to our audience, helping our readers to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. During 2008, we have received the following awards and distinctions:

•	New York Press Club Journalism Award in the Business Internet category;
•	New York Press Club Journalism Award in the Political Coverage Internet category;
•	Webby Award nomination for the Company’s recently launched personal finance Web site MainStreet.com (www.mainstreet.com) for the Best Business Blog of 2008;
•	Society of American Editors and Writers Award for Enterprise Reporting;
•	Society of American Editors and Writers Award for Commentary;
•	Media Industry Newsletter (min) nomination for Best Premium Web site — RealMoney Silver;
•	Media Industry Newsletter (min) nomination for Best Mobile Platform; and
•	Media Industry Newsletter (min) Award for Editor of the Year — David Morrow, editor-in-chief.

Our strategy is to continue to expand our network, content offerings and distribution channels to attract a wider consumer audience to our online network where issues and topics related to life and money intersect by:

•	Providing a broader range of content to our audience, including real estate, entrepreneurship, small business, and luxury living across a growing network of Web sites; and
•	Providing innovative, interactive solutions for our advertisers, across our full range of distribution platforms.

2008 Highlights

•	In February, the Company announced the launch of its redesigned flagship Web site, TheStreet.com (www.thestreet.com). The site’s completely new design creates a dynamic environment for readers and advertisers and provides multimedia financial news, education and tools in an easy-to-use and engaging environment. Visitors to the site have better access to the company’s award-winning content, authors, and guest commentators as the redesign provides a more streamlined flow between content, quote data and financial tools.
•	In the same month the Company announced the launch of MainStreet (www.mainstreet.com), a Web site devoted to making personal finance entertaining. Geared to the everyday reader, MainStreet offers free personal finance information and advice on a range of money-oriented topics, as well as original videos, a community rating system for articles, email alerts, and more. MainStreet represents another innovative push by TheStreet.com to expand its audience and create additional advertising and sponsorship opportunities. In April, MainStreet.com was nominated by the 23th Annual Webby Awards for the Best Business Blog of 2008.
•	The Company’s BankingMyWay.com Web site was also re-designed in February. BankingMyWay.com provides consumers with the largest collection of banking rates online. It offers the most effective and efficient way to search and compare rates locally, allowing consumers to search for rates by zip code, city or state; and provides rates for more than 53,000 financial institutions.
•	In April, the Company made a strategic investment in Geezeo, a Web-based personal finance Web site, as we continue our expansion in the money category. Geezeo combines free, easy-to-use online personal finance and budgeting tools with the power of social networking to provide the resources, experts and motivation consumers need to achieve their financial goals. Since going live in 2007, Geezeo has been recognized by CNN, The Wall Street Journal, Newsweek and The Washington Post for its innovation in combining social networking and personal finance.
•	In early June, “Nails on the Numbers” was launched via a partnership with long-time and popular contributor Lenny “Nails” Dykstra. As the exclusive home of Dykstra’s “deep in the money calls,” the product’s trading strategy focuses on undervalued option prices for large, blue-chip companies.
•	Later that same month, TheStreet.com InsiderInsights was also launched. Researched and written by Jonathan Moreland, who has been tracking insider activity for nearly 15 years, this newsletter focuses on bullish and bearish stock recommendations based on insider buying and selling.
•	In September, TheStreet.com further expanded its library of premium subscription products with the launch of Biotech Select, a newsletter devoted to providing key insights into the biotechnology sector. Written by senior correspondent Adam Feuerstein, formerly a buy-side analyst and now the portfolio manager of Biotech Select, it leverages his long-time experience in analyzing the biotech space.
•	In September, TheStreet.com began providing BlackBerry® smartphone users with automatic and free access to the latest stock market news, investing advice, stock picks and quotes. The application, developed by mobile technology leader Polar Mobile, is available for download on a range of BlackBerry smartphones from Research In Motion.

•	In October, leading mobile TV service provider MobiTV selected TheStreet.com TV to join its new business video product, Mobi4Biz, which combines live TV and Video-on-Demand content. Mobi4Biz also features user-driven programming, where the consumer creates a watch list. All of the consumer’s content discovery within the application is related to the watch list.

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

We had a material weakness in internal controls at December 31, 2008

We determined that we had material weaknesses in our internal control over financial reporting as of the end of our most recent fiscal year, December 31, 2008. While the Company has enacted a plan to remediate such material weakness, there can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

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

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*
October 1 – 31, 2008	—	$—	—	$2,678,878
November 1 – 30, 2008	—	$—	—	$2,678,878
December 1 – 31, 2008	—	$—	—	$2,678,878
Total	—	$—	—	$2,678,878

*	In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date and is subject to certain limitations. See “Risk Factors — Control by principal stockholders, officers and directors could adversely affect our stockholders, and the terms of our Series B preferred stock include significant control rights.”

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

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Restated) (Note 16)	(Note 16)
	(In Thousands, Except per Share Data)
Statement of Operations Data:
Revenue:
Paid services	$41,186	$38,421	$35,442	$24,221	$23,684
Marketing services	29,662	26,160	15,447	9,523	7,066
Total revenue	70,848	64,581	50,889	33,744	30,750
Operating expense:
Cost of services	31,985	25,491	18,450	12,727	11,843
Sales and marketing	14,263	12,209	9,616	7,264	8,019
General and administrative	17,521	12,215	10,674	8,177	7,082
Intangible asset impairment	2,326	—	—	—	—
Depreciation and amortization	5,894	2,528	1,089	674	656
One-time lease termination costs	—	—	—	—	393
Asset recovery	—	—	—	—	(500)
Total operating expense	71,989	52,443	39,829	28,842	27,493
Operating (loss) income	(1,141)	12,138	11,060	4,902	3,257
Net interest income	1,574	2,476	2,037	853	362
Gain on sale of marketable security	121	—	—	—	—
Income from continuing operations before income taxes	554	14,614	13,097	5,755	3,619
(Provision) benefit for income taxes	(2)	15,694	(261)	(5)	—
Income from continuing operations	552	30,308	12,836	5,750	3,619
Discontinued operations: (*)
Loss from discontinued operations	—	—	—	(3,075)	(5,808)
(Loss) income on disposal of discontinued operations	(8)	(13)	32	(2,429)	—
(Loss) income from discontinued operations	(8)	(13)	32	(5,504)	(5,808)
Net income (loss)	544	30,295	12,868	246	(2,189)
Preferred stock deemed dividends	—	1,803	—	—	—
Preferred stock cash dividends	386	96	—	—	—
Preferred stock dividends	386	1,899	—	—	—
Net income (loss) attributable to common stockholders	$158	$28,396	$12,868	$246	$(2,189)
Cash dividends paid on common shares	$3,093	$2,932	$2,737	$—	$—
Basic net income (loss) per share:
Income from continuing operations	$0.02	$1.05	$0.48	$0.23	$0.15
Loss from discontinued operations	—	—	—	(0.12)	(0.24)
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00	(0.10)	—
(Loss) income from discontinued operations	(0.00)	(0.00)	0.00	(0.22)	(0.24)
Net income (loss)	0.02	1.05	0.48	0.01	(0.09)
Preferred stock dividends	(0.01)	(0.07)	—	—	—
Net income (loss) attributable to common stockholders	$0.01	$0.98	$0.48	$0.01	$(0.09)
Diluted net income (loss) per share:
Income from continuing operations	$0.02	$1.03	$0.47	$0.22	$0.14
Loss from discontinued operations	—	—	—	(0.12)	(0.22)
(Loss) income from disposal of discontinued operations	(0.00)	(0.00)	0.00	(0.09)	—
(Loss) income from discontinued operations	(0.00)	(0.00)	0.00	(0.21)	(0.22)
Net income (loss)	0.02	1.03	0.47	0.01	(0.08)
Preferred stock dividends	(0.01)	(0.06)	—	—	—
Net income (loss) attributable to common stockholders	$0.01	$0.97	$0.47	$0.01	$(0.08)
Weighted average basic shares outstanding	30,427	28,830	27,014	24,953	24,529
Weighted average diluted shares outstanding	30,835	29,388	27,546	26,165	26,068

	December 31,
	2008	2007	2006	2005	2004
	(In Thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash, short and long term investments and debt securities available for sale	$76,379	$79,748	$46,555	$34,014	$32,084
Working capital	69,211	72,437	33,797	22,059	19,052
Total assets	171,687	176,515	64,570	43,105	40,077
Long-term obligations, less current maturities	80	90	—	22	258
Total stockholders’ equity	151,615	151,706	44,191	27,441	25,383

(*)	In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained in this annual report on Form 10-K that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this annual report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time. Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to the Company’s plans, strategies and objective are deemed forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

The Company pioneered the electronic publishing of business and investment information on the Internet through our creation of TheStreet.com, which launched in 1996 as a paid subscription news and commentary Web site. The Company generates its revenue from (i) paid services, which includes subscription revenue, syndication and licensing fees, and information services revenue, and (ii) marketing services, which includes advertising and interactive marketing services revenue. For the year ended December 31, 2008, the Company’s revenue from paid services and marketing services comprised 58% and 42%, respectively, of total revenue, compared to 59% and 41%, respectively, for the year ended December 31, 2007.

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

Syndication and licensing fees include revenue from the licensing and syndication of content from TheStreet.com Ratings, which tracks the risk adjusted performance of more than 16,000 mutual funds and FTFs and more than 5,000 stocks. In addition, TheStreet.com Ratings uses proprietary quantitative computer models to evaluate the financial strength of more than 13,000 financial institutions, including life, health and annuity insurers, property and casualty insurers, HMOs, Blue Cross Blue Shield plans, banks and savings and loans. In addition to generating revenue from the licensing and syndication of content from TheStreet.com Ratings, the stock, ETF and mutual fund ratings have been incorporated into our network of Web sites, including on the stock quote pages of TheStreet.com, as well as through online screening tools and regularly published stories.

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

As a result of expanded content offerings and implementation of marketing relationships with other high-traffic Web sites, we experienced increases in unique visitors to our network of Web sites. In 2008, our network attracted an average of 7.4 million unique visitors per month, an increase of 29 % over the prior year. The growth in our unique audience attracted new advertisers to the site and allowed us to expand our relationships with a number of our existing advertisers. See “Risk Factors — We May Have Difficulty Maintaining or Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers and Subject to Industry and Other Factors.”

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

Our goal is to be a trusted resource to our audience, helping our readers to understand financial alternatives and providing them with the tools necessary for sound and informed financial decision-making. During 2008, we have received the following awards and distinctions:

•	New York Press Club Journalism Award in the Business Internet category;
•	New York Press Club Journalism Award in the Political Coverage Internet category;
•	Webby Award nomination for the Company’s recently launched personal finance Web site MainStreet.com (www.mainstreet.com) for the Best Business Blog of 2008;
•	Society of American Editors and Writers Award for Enterprise Reporting;
•	Society of American Editors and Writers Award for Commentary;
•	Media Industry Newsletter (min) nomination for Best Premium Web site — RealMoney Silver;
•	Media Industry Newsletter (min) nomination for Best Mobile Platform; and
•	Media Industry Newsletter (min) Award for Editor of the Year — David Morrow, editor-in-chief.

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

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized ratably over the period the advertising is displayed, provided that collection of the resulting receivable is reasonably assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with Promotions.com. Promotions.com generates revenues from website design, promotion management and hosting services. The Company typically enters into arrangements on a fixed fee basis. Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period. Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform. Hosting services are recognized straight-line over the hosting period.

Revenues for contracts with multiple elements are allocated based on the element’s fair value. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand alone basis and fair value of the undelivered elements exits. Determining fair value and identifying separate elements requires judgment, generally fair value is not readily identifiable as the Company does not sell those elements individually at consistent pricing.

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

Upon the adoption of SFAS No. 142 in 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or other intangible assets below its carrying amount. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit. Based upon an annual impairment test as of September 30, 2008, the Company recorded an impairment charge totaling $493,333 representing the value remaining from the trade name of Smart portfolio, which it had acquired in December 2000, as the last product carrying the Smartportfolio name was discontinued. Additionally, the Company experienced a decline in anticipated revenues associated with its Promotions.com client relationships and noncompete agreements. Using an income approach based upon estimated future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008, and therefore recorded an impairment charge of $1,832,148. Based upon annual impairment tests performed as of October 31, 2007 and September 30, 2006, no impairment was indicated.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Net Revenue

	For the Year Ended December 31,				Percent Change
	2008	(*)	2007	(*)
Revenue:
Paid services	$41,185,988	58%	$38,421,393	59%	7%
Marketing services	29,662,045	42%	26,160,144	41%	13%
Total revenue	$70,848,033	100%	$64,581,537	100%	10%

(*)	Percent of total revenue

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

	For the Year Ended December 31,		Percent Change
	2008	2007
Marketing services:
Advertising	$23,126,532	$21,985,441	5%
Interactive marketing services	6,535,513	4,174,703	57%
Total	$29,662,045	$26,160,144	13%

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

Interactive marketing services revenue for the year ended December 31, 2008 increased by 57% when compared to the year ended December 31, 2007. The increase in revenue is primarily the result of a full year of interactive marketing services revenue during the year ended December 31, 2008 associated with Promotions.com, which was acquired on August 2, 2007, and thus did not contribute a full year of revenue during the year ended December 31, 2007.

Operating Expense

	For the Year Ended December 31,				Percent Change
	2008	(*)	2007	(*)
Operating expense:
Cost of services	$31,984,778	45.1%	$25,490,864	39.5%	25%
Sales and marketing	14,263,199	20.1%	12,208,648	18.9%	17%
General and administrative	17,521,238	24.7%	12,215,797	18.9%	43%
Intangible asset impairment	2,325,481	3.3%	—	N/A	N/A
Depreciation and amortization	5,894,186	8.3%	2,528,042	3.9%	133%
Total operating expense	$71,988,882		$52,443,351		37%

(*)	Percent of total revenue

Cost of Services.  Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 45.1% for the year ended December 31, 2008, as compared to 39.5% for the year ended December 31, 2007. The increase in cost of services over the periods was largely the result of increased compensation costs totaling approximately $4.5 million. The increased compensation costs are primarily attributable to incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions, as well as compensation expense associated with BankingMyWay.com and MainStreet.com, which were launched in the quarters ended December 31, 2007 and March 31, 2008, respectively. The Company also experienced increased costs related to hosting, data, fulfillment and consulting, the sum of which increased by approximately $2.0 million over the periods, partially offset by reduced printing cost, which decreased by approximately $0.1 million over the periods.

Sales and Marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

As a percentage of revenue, sales and marketing expense was 20.1% for the year ended December 31, 2008, as compared to 18.9% in the year ended December 31, 2007. The increase in sales and marketing expense was largely the result of increased compensation and online marketing costs, which increased by approximately $2.5 million year over year. This increase included an investment in a larger ad sales team to deliver advertising revenue growth across an expanding network of Web sites, as well as an increase in our search engine marketing and online marketing spend to support the launch of BankingMyWay.com and MainStreet.com. The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions. These increased costs were partially offset by decreases related to consulting, ad serving and credit card processing, the sum of which decreased by approximately $0.5 million over the periods.

General and Administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 24.7% in the year ended December 31, 2008, as compared to 18.9% in the year ended December 31, 2007. The increase in general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $2.7 million, including an increase in noncash compensation costs of approximately $0.6 million. In addition, the increase in general and administrative expense was the result of increased costs related to occupancy of approximately $1.1 million, an increase to our bad debt reserve in the amount of approximately $0.5 million, a non-recurring charge for professional fees approximating $0.3 million, as well as increases to costs associated with management and analysis tools for our growing network of Web sites and consulting fees, the sum of which increased by approximately $0.1 million over the periods.

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

Depreciation and Amortization.  As a percentage of revenue, depreciation and amortization expense was 8.3% in the year ended December 31, 2008, as compared to 3.9% in the year ended December 31, 2007. The increase in depreciation and amortization expense is largely attributable to the amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $1.7 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, and higher depreciation costs due to increased capital expenditures.

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

Net Income

Net income for the year ended December 31, 2008 totaled $543,788, or $0.02 per basic and diluted share, compared to $30,294,962, or $1.05 per basic and $1.03 per diluted share for the year ended December 31, 2007. The decrease over the periods was in part the result of a $16 million reduction to the Company’s deferred tax asset valuation allowance, which was recorded as a benefit to the income tax provision in the prior year period.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Net Revenue

	For the Year Ended December 31,				Percent Change
	2007	(*)	2006	(*)
Revenue:
Paid services	$38,421,393	59%	$35,441,457	70%	8%
Marketing services	26,160,144	41%	15,447,378	30%	69%
Total revenue	$64,581,537	100%	$50,888,835	100%	27%

(*)	Percent of total revenue

Paid Services

	For the Year Ended December 31,		Percent Change
	2007	2006
Paid services:
Subscription	$34,119,565	$33,514,590	2%
Syndication, licensing and information services	4,301,828	1,926,867	123%
Total	$38,421,393	$35,441,457	8%

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

Marketing Services

	For the Year Ended December 31,		Percent Change
	2007	2006
Marketing services:
Advertising	$21,985,441	$15,447,378	42%
Interactive marketing services	4,174,703	—	N/A
Total	$26,160,144	$15,447,378	69%

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

Operating Expense

	For the Year Ended December 31,				Percent Change
	2007	(*)	2006	(*)
Operating expense:
Cost of services	$25,490,864	39.5%	$18,450,110	36.3%	38%
Sales and marketing	12,208,648	18.9%	9,616,491	18.9%	27%
General and administrative	12,215,797	18.9%	10,673,705	21.0%	14%
Depreciation and amortization	2,528,042	3.9%	1,088,679	2.1%	132%
Total operating expense	$52,443,351		$39,828,985		32%

(*)	Percent of total revenue

Cost of Services.  As a percentage of revenue, cost of services expense was 39.5% for the year ended December 31, 2007, as compared to 36.3% for the year ended December 31, 2006. This increase is in part due to an investment in additional editorial and video staff to increase production of stories and video in areas where we could not meet advertising demand. We believe that these investments have contributed to increased advertising revenue and will deliver stronger gross margins in future periods. In addition, this increase was related to the impact of the acquisition of Promotions.com.

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

Sales and Marketing.  As a percentage of revenue, sales and marketing expense was 18.9% for the year ended December 31, 2007, as compared to 18.9% in the year ended December 31, 2006. This decrease is primarily attributable to the recently acquired Promotions.com and Bankers Financial Products businesses, both of which have historically invested minimal amounts in sales and marketing activities. This was partially offset by our investment in additional headcount in our advertising sales team in the first quarter of 2007, which has driven additional advertising revenue during the year, as well as expanded promotional efforts to drive advertising revenue growth, free-trial subscriptions to our products and to expose our brands and build our customer databases. The advertising programs consist of promotional campaigns on search engines, online media networks, financial portals and smaller niche Web sites, subscription marketing and distribution arrangements and email marketing campaigns.

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

General and administrative.  As a percentage of revenue, general and administrative expense was 18.9% in the year ended December 31, 2007, as compared to 21.0% in the year ended December 31, 2006. This decrease is largely attributable to management’s ability to generate additional revenue with minimal impact on the overhead cost structure.

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

Net Income

Net income for the year ended December 31, 2007 totaled $30,294,962, or $1.05 per basic and $1.03 per diluted share, compared to $12,868,447, or $0.48 per basic and $0.47 per diluted share for the year ended December 31, 2006.

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

Cash generated from operations was sufficient to cover expenses during the year ended December 31, 2008. Net cash provided by operating activities totaled $8,277,575 for the year ended December 31, 2008, as compared to net cash provided by operating activities totaling $13,437,984 for the year ended December 31, 2007. The decrease in net cash provided by operating activities is primarily related to a decrease in income from continuing operations together with a decrease in accounts payable primarily related to the timing of payments. These decreases were partially offset by increased noncash expenses, particularly relating to a reduction to the deferred tax asset valuation allowance recorded during 2007, the amortization of intangible assets associated with the acquisitions of Stockpickr LLC, Corsis Technology Group II LLC (renamed Promotions.com LLC) and Bankers Financial Products Corporation, the recording of an intangible asset impairment as a result of reduced revenue and cash flows by Promotions.com, and an increase in stock-based compensation expense, combined with reduced growth of accounts receivable during the current year when compared to the prior year.

Net cash provided by operating activities of $8,277,575 for the year ended December 31, 2008 was primarily the result of the Company’s net income combined with noncash expenses and a decrease in other receivables (primarily due to a working capital true up from the acquisition of Promotions.com), partially offset by decreases in accrued expenses (primarily the result of payments related to annual incentive compensation), accounts payable (due to the timing of payments) and a reduction in deferred revenue (primarily related to reduced subscription revenue).

Net cash used in investing activities of $7,418,231 for the year ended December 31, 2008 was primarily the result of capital expenditures consisting of capitalized Web site and software development costs and purchases of computer hardware, software, leasehold improvements and furniture and fixtures, combined with the Company’s long-term investment in Debtfolio, Inc. (See Note 13 in the Notes to Consolidated Financial Statements).

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management identified a material weakness in the Company’s internal control relating to the recording of revenue in its former Promotions.com subsidiary (“Promotions.com,” which the Company sold in December 2009). Specifically, the Company lacked adequate supervisory and review controls over accounting for promotional services for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide property and services to, and receive property and services from, such parties. Aspects of certain of these transactions were determined by the Company to have lacked economic substance and proper authorization. In addition, the Company determined that it did not have in place adequate systems and documentation to properly record revenue on certain promotional contracts with milestones. The Company also determined that while it recorded revenue, upon delivery, for the value of certain software products that

Promotions.com developed and delivered in connection with promotions with respect to which Promotions.com also provided hosting services, the value of such software instead should have been recognized during the hosting period for the applicable promotions, as the software did not have independent utility outside of its use during the applicable promotions. As a result of the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective within its Promotions.com subsidiary.

It should be noted that any system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2008, the design and operation of these disclosure controls and procedures were not effective. Nevertheless, the Company believes that, as a result of the restatement of its financial results, the information contained in this Form 10-K/A report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

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

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, and considering the material weakness in internal control over financial reporting described above relating to the Company’s accounting for Promotions.com revenue, management believes that the Company’s internal control over financial reporting was not effective as of December 31, 2008 based on those criteria issued by COSO.

The Company’s independent registered public accounting firm, Marcum LLP (formerly Marcum & Kliegman LLP), has issued an audit report of the Company’s internal control over financial reporting as of December 31, 2008. Their report appears on page F-2.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, as well as outside contributors to its publications. This code is publicly available on the Company’s Web site at http://www.thestreet.com/investor-relations/index.html?detailInclude=IROL- govhighlights. Any substantive amendments to the code and any grant of waiver from a provision of the code requiring disclosure under applicable SEC or Nasdaq rules will be disclosed in a report on Form 8-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1.	Consolidated Financial Statements: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
2.	Consolidated Financial Statement Schedules: See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.
3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1	Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.2	Form of Rights Agreement incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.3	Amendment No. 1 to the Rights Agreement dated August 7, 2000, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 2, 2001.
*4.4	Amendment No. 2 to the Rights Agreement dated November 15, 2007 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.5	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.6	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

Exhibit Number	Description
*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.6	Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.7	Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.8	Employment Agreement dated April 9, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed April 9, 2008.
*10.9	Amendment to Employment Agreement dated July 30, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed July 30, 2008.
*10.10	Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.11	Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008.
*10.12	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.
*10.13	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
*10.14	Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.15	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
*10.16	Membership Interest Purchase Agreement dated August 2, 2007 by and among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 8, 2007.

Exhibit Number	Description
*10.17	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 6, 2007.
*10.18	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*10.19	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
*10.20	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.21	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 12, 2008.
*10.22	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2009.
10.23	Amendment to Employment Agreement dated December 23, 2008, by and between James J. Cramer and the Company
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company
23.1	Consent of Marcum & Kliegman LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CAO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CAO.

*	Incorporated by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.
Dated: February 5, 2010	By: /s/ Daryl Otte Daryl Otte Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daryl Otte (Daryl Otte)	Chief Executive Officer and Principal Executive Officer	February 5, 2010
/s/ Richard Broitman (Richard Broitman)	Chief Accounting Officer and Principal Accounting Officer	February 5, 2010
/s/ James J. Cramer (James J. Cramer)	Chairman of the Board	February 5, 2010
/s/ Ronni Ballowe (Ronni Ballowe)	Director	February 5, 2010
/s/ William R. Gruver (William R. Gruver)	Director	February 5, 2010
/s/ Derek Irwin (Derek Irwin)	Director	February 5, 2010
/s/ Christopher Marshall (Christopher Marshall)	Director	February 5, 2010
/s/ Martin Peretz (Martin Peretz)	Director	February 5, 2010

THESTREET.COM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
The Board of Directors and Stockholders of
TheStreet.com, Inc.

We have audited the accompanying consolidated balance sheets of TheStreet.com, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a). We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2008 and for the year then ended.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TheStreet.com, Inc. and its subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008. However, management has subsequently determined that a material weakness in internal control over financial reporting existed due to a lack of supervisory controls and a deficiency in maintaining accurate records in connection with accounting for revenue at its Promotions.com subsidiary. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accounting for certain promotional contracts of its Promotions.com subsidiary existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

/s/ Marcum LLP

Marcum LLP
(Formerly Marcum & Kliegman LLP)
New York, New York
March 10, 2009
(Except for the effects of the restatement as discussed in
Note 16 to the consolidated financial statements, which
are dated February 3, 2010)

THESTREET.COM, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(As Restated) (Note 16)	(Note 16)
ASSETS
Current Assets:
Cash and cash equivalents	$72,441,294	$77,262,521
Restricted cash	516,951	—
Accounts receivable, net of allowance for doubtful accounts of $531,092 as of December 31, 2008 and $242,807 as of December 31, 2007	11,167,297	11,214,722
Other receivables	647,596	1,227,144
Deferred taxes	2,546,743	5,800,000
Prepaid expenses and other current assets	1,884,247	1,652,608
Total current assets	89,204,128	97,156,995
Property and equipment, net of accumulated depreciation and amortization of $11,250,569 as of December 31, 2008 and $17,493,847 as of December 31, 2007	9,672,779	7,730,922
Debt securities available for sale	1,658,178	1,908,233
Long term investment	2,042,970	—
Other assets	122,197	328,117
Goodwill	40,024,076	40,245,413
Other intangibles, net	13,630,900	18,368,792
Deferred taxes	13,570,047	10,200,000
Restricted cash	1,762,079	576,951
Total assets	$171,687,354	$176,515,423
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$280,469	$2,189,259
Accrued expenses	2,784,902	5,006,635
Deferred revenue	16,495,712	17,076,721
Other current liabilities	205,838	214,654
Current liabilities of discontinued operations	225,925	232,242
Total current liabilities	19,992,846	24,719,511
Other liabilities	79,896	90,105
Total liabilities	20,072,742	24,809,616
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2008 and December 31, 2007; the aggregate liquidation preference as of December 31, 2008 totals $55,000,000, and $55,096,424 as of December 31, 2007	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008, and 36,006,137 shares issued and 30,254,137 shares outstanding as of December 31, 2007	362,625	360,061
Additional paid-in capital	271,271,574	270,752,308
Accumulated other comprehensive income	(290,000)	—
Treasury stock at cost; 5,883,652 shares as of December 31, 2008 and 5,752,000 shares as of December 31, 2007	(9,900,284)	(9,033,471)
Accumulated deficit	(109,829,358)	(110,373,146)
Total stockholders’ equity	151,614,612	151,705,807
Total liabilities and stockholders’ equity	$171,687,354	$176,515,423

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(As Restated) (Note 16)	(Note 16)
Net revenue:
Paid services	$41,185,988	$38,421,393	$35,441,457
Marketing services	29,662,045	26,160,144	15,447,378
Total net revenue	70,848,033	64,581,537	50,888,835
Operating expense:
Cost of services	31,984,778	25,490,864	18,450,110
Sales and marketing	14,263,199	12,208,648	9,616,491
General and administrative	17,521,238	12,215,797	10,673,705
Intangible asset impairment	2,325,481	—	—
Depreciation and amortization	5,894,186	2,528,042	1,088,679
Total operating expense	71,988,882	52,443,351	39,828,985
Operating (loss) income	(1,140,849)	12,138,186	11,059,850
Net interest income	1,573,752	2,476,266	2,037,496
Gain on sale of marketable security	120,937	—	—
Income from continuing operations before income taxes	553,840	14,614,452	13,097,346
(Provision) benefit for income taxes	(2,040)	15,693,339	(261,220)
Income from continuing operations	551,800	30,307,791	12,836,126
Discontinued operations:
(Loss) income on disposal of discontinued operations	(8,012)	(12,829)	32,321
(Loss) income from discontinued operations	(8,012)	(12,829)	32,321
Net income	543,788	30,294,962	12,868,447
Preferred stock deemed dividend	—	1,802,733	—
Preferred stock cash dividend	385,696	96,424	—
Preferred stock dividends	385,696	1,899,157	—
Net income attributable to common stockholders	$158,092	$28,395,805	$12,868,447
Basic net income (loss) per share:
Income from continuing operations	$0.02	$1.05	$0.48
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00
Net income	0.02	1.05	0.48
Preferred stock dividends	(0.01)	(0.07)	—
Net income attributable to common stockholders	$0.01	$0.98	$0.48
Diluted net income (loss) per share:
Income from continuing operations	$0.02	$1.03	$0.47
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	0.00
Net income	0.02	1.03	0.47
Preferred stock dividends	(0.01)	(0.06)	—
Net income attributable to common stockholders	$0.01	$0.97	$0.47
Weighted average basic shares outstanding	30,427,421	28,830,366	27,014,047
Weighted average diluted shares outstanding	30,835,131	29,387,727	27,546,137

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007, and 2006
(As Restated)
(Note 16)

	Common Stock		Series B Preferred Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income	Treasury Stock		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value			Shares	Cost
Balance at December 31, 2005	31,220,123	$312,201	—	$—	$189,167,895	$—	(5,685,018)	$(8,502,310)	$(153,536,555)	$27,441,231
Exercise of options	2,386,712	23,867	—	—	5,372,125	—	—	—	—	5,395,992
Stock-based compensation expense related to employee stock options	—	—	—	—	1,753,429	—	—	—	—	1,753,429
Stock repurchase	—	—	—	—	—	—	(66,982)	(531,161)	—	(531,161)
Dividend paid to stockholders					(2,736,550)					(2,736,550)
Net income	—	—	—	—	—	—	—	—	12,868,447	12,868,447
Balance at December 31, 2006	33,606,835	336,068	—	—	193,556,899	—	(5,752,000)	(9,033,471)	(140,668,108)	44,191,388
Exercise of options	739,424	7,394	—	—	3,010,029	—	—	—	—	3,017,423
Issuance of common stock for acquisitions	1,659,878	16,599	—	—	20,258,848	—	—	—	—	20,275,447
Issuance of preferred stock	—	—	5,500	55	54,839,028	—	—	—	—	54,839,083
Stock-based compensation expense related to employee stock options	—	—	—	—	2,115,599		—	—	—	2,115,599
Common stock cash dividends	—	—	—	—	(2,931,671)	—	—	—	—	(2,931,671)
Preferred stock cash dividends					(96,424)	—				(96,424)
Net income (Note 16)	—	—	—	—	—	—	—	—	30,294,962	30,294,962
Balance at December 31, 2007	36,006,137	360,061	5,500	55	270,752,308	—	(5,752,000)	(9,033,471)	(110,373,146)	151,705,807
Unrealized loss on debt securities available for sale	—	—	—	—	—	(290,000)	—	—	—	(290,000)
Exercise of options	256,409	2,564	—	—	586,310	—	—	—	—	588,874
Costs associated with issuance of preferred stock	—	—	—	—	(125,000)	—	—	—	—	(125,000)
Stock repurchase	—	—	—	—	—	—	(131,652)	(866,813)	—	(866,813)
Stock-based compensation expense related to employee stock options	—	—	—	—	3,537,085	—	—	—	—	3,537,085
Common stock cash dividends	—	—	—	—	(3,093,433)		—	—	—	(3,093,433)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net income	—	—	—	—	—	—	—	—	543,788	543,788
Balance at December 31, 2008	36,262,546	$362,625	5,500	$55	$271,271,574	$(290,000)	(5,883,652)	$(9,900,284)	$(109,829,358)	$151,614,612

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(As Restated) (Note 16)	(Note 16)
Cash Flows from Operating Activities:
Net income	$543,788	$30,294,962	$12,868,447
Loss (income) from discontinued operations	8,012	12,829	(32,321)
Income from continuing operations	551,800	30,307,791	12,836,126
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	3,537,085	2,115,599	1,753,429
Provision for doubtful accounts	692,406	175,000	84,500
Depreciation and amortization	5,894,186	2,528,042	1,088,679
Deferred tax benefit	(116,790)	(16,000,000)	—
Intangible asset impairment	2,325,481	—	—
Deferred rent	195,665	119,317	89,370
Loss on disposal of equipment	17,117	—	—
Changes in operating assets and liabilities:
Accounts receivable	(644,981)	(3,205,493)	(3,203,875)
Other receivables	579,548	(350,638)	(182,640)
Prepaid expenses and other current assets	(193,389)	(143,765)	(335,048)
Other assets	143,896	(52,965)	(15,836)
Accounts payable	(1,908,790)	134,663	30,387
Accrued expenses	(2,125,309)	(1,601,575)	2,036,858
Deferred revenue	(581,009)	(570,073)	1,323,067
Other current liabilities	(8,816)	31,373	36,030
Other liabilities	(66,196)	(46,280)	—
Net cash provided by continuing operations	8,291,904	13,440,996	15,541,047
Net cash used in discontinued operations	(14,329)	(3,012)	(21,984)
Net cash provided by operating activities	8,277,575	13,437,984	15,519,063
Cash Flows from Investing Activities:
Long-term investment	(2,042,970)	—	—
Purchase of long-term debt securities available for sale	(39,945)	(1,908,233)	—
Sale of short-term investments	—	—	500,000
Purchase of Bankers Financial Products Corporation.	(94,184)	(16,811,966)	—
Purchase of Corsis Technology Group II LLC.	(28,270)	(11,890,071)	—
Purchase of Stockpickr LLC.	(6,209)	(1,572,106)	—
Purchase of Weiss Ratings, Inc.	—	124,663	(3,316,048)
Capital expenditures	(5,234,806)	(4,979,247)	(1,687,672)
Proceeds from the sale of fixed assets	28,153	—	—
Net cash used in investing activities	(7,418,231)	(37,036,960)	(4,503,720)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	588,874	3,017,423	5,395,992
Net proceeds from the sale of preferred stock	—	54,839,083	—
Costs associated with the sale of preferred stock	(125,000)	—	—
Cash dividends paid on common stock	(3,093,433)	(2,931,671)	(2,736,550)
Cash dividends paid on preferred stock	(482,120)	(96,424)	—
Repayment of note payable	—	(22,146)	(102,931)
Restricted cash	(1,702,079)	—	600,000
Purchase of treasury stock	(866,813)	—	(531,161)
Net cash (used in) provided by financing activities	(5,680,571)	54,806,265	2,625,350
Net (decrease) increase in cash and cash equivalents	(4,821,227)	31,207,289	13,640,693
Cash and cash equivalents, beginning of period	77,262,521	46,055,232	32,414,539
Cash and cash equivalents, end of period	$72,441,294	$77,262,521	$46,055,232
Supplemental disclosures of cash flow information:
Cash payments made for interest	$36,813	$41,146	$27,360
Cash payments made for income taxes	$348,240	$242,771	$411,851

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

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized ratably over the period the advertising is displayed, provided that collection of the resulting receivable is reasonably

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

assured. Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s Web sites “click-through” to the advertisers’ Web site, or take additional specified action, such as opening an account. In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with Promotions.com. Promotions.com generates revenues from website design, promotion management and hosting services. The Company typically enters into arrangements on a fixed fee basis. Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period. Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform. Hosting services are recognized straight-line over the hosting period.

Revenues for contracts with multiple elements are allocated based on the element’s fair value. Fair value is determined based on the prices charged when each element is sold separately. Elements qualify for separation when the services have value on a stand alone basis and fair value of the undelivered elements exits. Determining fair value and identifying separate elements requires judgment, generally fair value is not readily identifiable as the Company does not sell those elements individually at consistent pricing.

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

Upon the adoption of SFAS No. 142 in 2002, the Company stopped the amortization of goodwill and certain other intangible assets with indefinite useful lives, and completed the required transitional fair value impairment test on its goodwill and certain other intangible assets, the results of which had no impact on the Company’s financial statements. The Company’s goodwill and intangible assets with indefinite useful lives is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill or other intangible assets below its carrying amount. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit. Based upon an annual impairment test as of September 30, 2008, the company recorded an impairment charge totaling $493,333 representing the value remaining from the trade name of Smartportfolio, which it had acquired in December 2000, as the last product carrying the Smartportfolio name was discontinued. Additionally, the Company has experienced a decline in anticipated revenues associated with its Promotions.com client relationships and noncompete agreements. Using an income approach based upon estimated future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008 and therefore recorded an impairment charge of $1,832,148. Based upon annual impairment tests performed as of October 31, 2007 and September 30, 2006, no impairment was indicated.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies  – (continued)

in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

For the years ended December 31, 2008, 2007 and 2006, there was no net revenue from discontinued operations. Net loss from discontinued operations was as follows:

	For the Years Ended December 31,
	2008	2007	2006
(Loss) income on disposal of discontinued operations	$(8,012)	$(12,829)	$32,321
(Loss) income from discontinued operations	$(8,012)	$(12,829)	$32,321

The fair market values of the liabilities of the discontinued operation as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Current liabilities	$225,925	$232,242

As of December 31, 2008, current liabilities of discontinued operations consists of accrued shutdown costs.

The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial Charge	Year 2005 Activity	Year 2006 Activity	Year 2007 Activity	Balance 12/31/2007	Year 2008 Activity	Balance 12/31/2008
Net asset write-off	$666,546	$(666,546)	$—	$—	$—-	$—-	$—-
Severance payments	1,134,323	(905,566)	(6,332)	—	222,425	—	222,425
Extinguishment of lease and other obligations	582,483	(531,310)	(51,173)	9,817	9,817	(6,317)	3,500
	$2,383,352	$(2,103,422)	$(57,505)	$9,817	$232,242	$(6,317)	$225,925

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

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2008	2007	2006
	(As Restated – Note 16)	(Note 16)
Basic net income per share
Numerator:
Income from continuing operations	$551,800	$30,307,791	$12,836,126
(Loss) income on disposal of discontinued operations	(8,012)	(12,829)	32,321
Preferred stock deemed dividends	—	(1,802,733)	—
Preferred stock cash dividends	(385,696)	(96,424)	—
Numerator for basic earnings per share – Net income attributable to common stockholders	$158,092	$28,395,805	$12,868,447
Denominator:
Weighted average basic shares outstanding	30,427,421	28,830,366	27,014,047

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(4) Net Income (Loss) per Share  – (continued)

	For the Years Ended December 31,
	2008	2007	2006
	(As Restated – Note 16)	(Note 16)
Net income (loss) per basic share:
Continuing operations	$0.02	$1.05	$0.48
Disposal of discontinued operations	(0.00)	(0.00)	0.00
Preferred stock deemed dividends	—	(0.07)	—
Preferred stock cash dividends	(0.01)	(0.00)	—
Net income attributable to common stockholders	$0.01	$0.98	$0.48
Dilutive net income per share:
Numerator:
Income from continuing operations	$551,800	$30,307,791	$12,836,126
(Loss) income on disposal of discontinued operations	(8,012)	(12,829)	32,321
Preferred stock deemed dividends	—	(1,802,733)	—
Preferred stock cash dividends	(385,696)	(96,424)	—
Numerator for basic earnings per share – Net income attributable to common stockholders	$158,092	$28,395,805	$12,868,447
Denominator:
Weighted average basic shares outstanding	30,427,421	28,830,366	27,014,047
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	407,710	557,361	532,090
Weighted average diluted shares outstanding	30,835,131	29,387,727	27,546,137
Net income (loss) per diluted share:
Continuing operations	$0.02	$1.03	$0.47
Disposal of discontinued operations	(0.00)	(0.00)	0.00
Preferred stock deemed dividend	—	(0.06)	—
Preferred stock cash dividend	(0.01)	(0.00)	—
Net income attributable to common stockholders	$0.01	$0.97	$0.47

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(6) Fair Value Measurements  – (continued)

The following table provides a reconciliation of the beginning and ending balance for the Company’s debt securities available for sale measured at fair value using significant unobservable inputs (Level 3):

Debt Securities Available for Sale
Balance at January 1, 2008	$—
Transfers in to Level 3	1,948,178
Total losses included in comprehensive other income	(290,000)
Balance at December 31, 2008	$1,658,178

(7) Property and Equipment

Property and equipment as of December 31, 2008 and 2007 consists of the following:

	December 31,
	2008	2007
	(As Restated – Note 16)	(Note 16)
Computer equipment	$16,268,874	$19,844,869
Furniture and fixtures	1,522,888	2,218,862
Leasehold improvements	3,131,586	3,161,038
	20,923,348	25,224,769
Less accumulated depreciation and amortization	11,250,569	17,493,847
Property and equipment, net	$9,672,779	$7,730,922

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
December 31, 2008

(7) Property and Equipment  – (continued)

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

The Company recognized a deferred tax asset of approximately $46 million and $47 million as of December 31, 2008 and 2007, respectively, primarily relating to net operating loss carryforwards of approximately $125 million and $128 million as of December 31, 2008 and 2007, respectively, available to offset future taxable income through 2025. The net operating loss carryforward as of December 31, 2008 and 2007 includes approximately $20 million and $19 million, respectively, related to windfall tax benefits for which a benefit would be recorded in additional paid in capital when realized. The Company also has a capital loss carryforward of approximately $4 million as of December 31, 2008 and 2007, respectively, available to offset future capital gains through 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(10) Income Taxes  – (continued)

The principal reasons for the variation between income taxes at the statutory federal rate and that shown in the statement of operations for the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the Years Ended December 31,
	2008	2007	2006
	(As Restated – Note 16)	(Note 16)
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	22.4%	6.0%	6.0%
Effect of permanent differences	8.0%	1.5%	1.2%
Change to valuation allowance	(62.0%)	(144.3%)	(39.2%)
Other	(2.0%)	0.7%	—
Net tax rate	0.4%	(102.1%)	2.0%

Temporary differences between the financial statement and tax basis of assets and liabilities may give rise to deferred tax assets and deferred tax liabilities. The composition of deferred taxes is approximately as follows:

	For the Years Ended December 31,
	2008	2007
	(As Restated – Note 16)	(Note 16)
Deferred tax assets:
Operating loss carryforward	$50,123,000	$51,377,000
Windfall tax benefit carryforward	(8,186,000)	(7,616,000)
Capital loss carryforward	1,422,000	1,422,000
Depreciation and amortization	62,000	192,000
Alternative minimum tax	217,000	—
Accrued expenses	2,315,000	1,325,000
Total deferred tax assets	45,953,000	46,700,000
Deferred tax liabilities:
Purchased intangible assets	(3,912,000)	(4,336,000)
Total deferred tax liabilities	(3,912,000)	(4,336,000)
Less: valuation allowance	(25,924,000)	(26,364,000)
Net deferred tax assets	$16,117,000	$16,000,000

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

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(15) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2008 (Restated – Note 16)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)
Total revenue	$17,992	$18,404	$17,049	$17,403
Total operating expense	16,994	17,615	17,981	19,399
Income (loss) from continuing operations before income taxes	1,684	1,190	(587)	(1,733)
(Provision) benefit for income tax	(146)	(126)	(106)	376
Income (loss) from continuing operations	1,538	1,064	(693)	(1,357)
Loss on disposal of discontinued operations	(3)	(2)	(3)	(—)
Net income (loss)	1,535	1,062	(696)	(1,357)
Preferred stock dividends	96	96	96	96
Net income (loss) attributable to common stockholders	$1,439	$966	$(792)	$(1,453)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$0.03	$(0.03)	$(0.05)
Loss on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	0.05	0.03	(0.03)	(0.05)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$0.05	$0.03	$(0.03)	$(0.05)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$0.03	$(0.03)	$(0.05)
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income (loss)	0.04	0.03	(0.03)	(0.05)
Preferred stock dividends	—	—	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$0.04	$0.03	$(0.03)	$(0.05)

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(15) Selected Quarterly Financial Data (Unaudited)  – (continued)

	For the Year Ended December 31, 2007 (Note 16)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)
Total revenue	$14,508	$14,899	$15,360	$19,815
Total operating expense	12,043	11,902	12,816	15,682
Income from continuing operations before income taxes	3,065	3,622	3,115	4,812
(Provision) benefit for income tax	(61)	(72)	15,923	(96)
Income from continuing operations	3,004	3,550	19,038	4,716
(Loss) income on disposal of discontinued operations	(1)	0	(1)	(11)
Net income	3,003	3,550	19,037	4,705
Preferred stock dividends	—	—	—	1,899
Net income attributable to common stockholders	$3,003	$3,550	$19,037	$2,806
Basic net income (loss) per share:
Income from continuing operations	$0.11	$0.12	$0.65	$0.16
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.11	0.12	0.65	0.16
Preferred stock dividends	—	—	—	(0.07)
Net income attributable to common stockholders	$0.11	$0.12	$0.65	$0.09
Diluted net income (loss) per share:
Income from continuing operations	$0.11	$0.12	$0.64	$0.16
(Loss) income on disposal of discontinued operations	(0.00)	0.00	(0.00)	(0.00)
Net income	0.11	0.12	0.64	0.16
Preferred stock dividends	—	—	—	(0.07)
Net income attributable to common stockholders	$0.11	$0.12	$0.64	$0.09

(16) Restatement of 2008 Financial Information and Revision to 2007 Period Results

These consolidated financial statements and related financial information (i) restate certain items previously reported by the Company for the fiscal year ended December 31, 2008 (the “2008 Financial Information”) and (ii) revise certain items previously reported by the Company for the fiscal year ended December 31, 2007.

The Company is restating its previously filed 2008 Financial Information and revising its previously filed 2007 period results to correct inaccuracies in its Promotions.com subsidiary (which the Company sold in December 2009) resulting from and requiring adjustments to revenue and expenses for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide property and services to, and receive property and services from, such parties and due to errors in the timing of recognition of revenue. Aspects of certain of these transactions were determined by the Company to have lacked economic substance and proper authorization. As described herein, the restatement of the 2008 Financial Information and revision to the originally filed 2007 period results result in reduced revenue in certain quarters, and increased revenue in other quarters, as compared to results previously reported; reduced expense in certain quarters, as compared to results previously reported; and reduced net income (or increased net loss) in certain quarters, and reduced net

THESTREET.COM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

(16) Restatement of 2008 Financial Information and Revision to 2007 Period Results  – (continued)

loss in other quarters, as compared to results previously reported. Although the amounts of the 2007 revisions were determined to be immaterial, the Company has elected to revise its 2007 reported figures, to accurately adjust its books and records accordingly. The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate. Throughout the financial statements, the term “as previously reported” will be used to refer to balances from the fiscal 2008 consolidated financial statements as reported prior to this restatement.

The Company is not presenting the reconciliation of the 2008 restated balance sheet and statement of cash flows since the impact of the restatement to these financial statements were determined to be immaterial.

Other than the revising of the previously filed consolidated financial statements relating to the restatement, these notes to the consolidated financial statements speak as of the filing date of the Company’s original Form 10-K for the fiscal year ended December 31, 2008, filed on March 13, 2009, and these notes to consolidated financial statements have not been updated to reflect other events occurring subsequent to the original filing date. These notes to consolidated financial statements should be read in their historical context, except to the extent revised as a result of the restatement.

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2008
	As Filed	Adjustment	As Restated
	Unaudited
Net revenue:
Paid services	$10,759,469	$—	$10,759,469
Marketing services	8,188,516	(955,959)	7,232,557
Total net revenue	18,947,985	(955,959)	17,992,026
Operating expense:
Cost of services	7,656,127	(45,439)	7,610,688
Sales and marketing	3,763,595	—	3,763,595
General and administrative	4,355,545	—	4,355,545
Intangible asset impairment	—	—	—
Depreciation and amortization	1,263,604	—	1,263,604
Total operating expense	17,038,871	(45,439)	16,993,432
Operating income (loss)	1,909,114	(910,520)	998,594
Net interest income	686,194	—	686,194
Gain on sale of marketable security	—	—	—
Income (loss) from continuing operations before income taxes	2,595,308	(910,520)	1,684,788
(Provision) benefit for income taxes	(145,928)	—	(145,928)
Income (loss) from continuing operations	2,449,380	(910,520)	1,538,860
Discontinued operations:
Loss on disposal of discontinued operations	2,731	—	2,731
Loss from discontinued operations	2,731	—	2,731
Net income (loss)	2,446,649	(910,520)	1,536,129
Preferred stock cash dividends	96,424	—	96,424
Net income (loss) attributable to common stockholders	$2,350,225	$(910,520)	$1,439,705
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.08		$0.05
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income (loss)	0.08		0.05
Preferred stock dividends	(0.00)		(0.00)
Net income (loss) attributable to common stockholders	$0.08		$0.05
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07		$0.04
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income (loss)	0.07		0.04
Preferred stock dividends	—		—
Net income (loss) attributable to common stockholders	$0.07		$0.04
Weighted average basic shares outstanding	30,392,980		30,392,980
Weighted average diluted shares outstanding	34,615,221		34,615,221

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2008
	As Filed	Adjustment	As Restated
	Unaudited
Net revenue:
Paid services	$10,289,939	$—	$10,289,939
Marketing services	9,398,992	(1,285,110)	8,113,882
Total net revenue	19,688,931	(1,285,110)	18,403,821
Operating expense:
Cost of services	8,366,156	(45,439)	8,320,717
Sales and marketing	3,630,394	—	3,630,394
General and administrative	4,078,822	—	4,078,822
Depreciation and amortization	1,584,780	—	1,584,780
Total operating expense	17,660,152	(45,439)	17,614,713
Operating income	2,028,779	(1,239,671)	789,108
Net interest income	400,243	—	400,243
Income from continuing operations before income taxes	2,429,022	(1,239,671)	1,189,351
Provision for income taxes	125,693		125,693
Income from continuing operations	2,303,329	(1,239,671)	1,063,658
Discontinued operations:
Loss on disposal of discontinued operations	2,085	—	2,085
Loss from discontinued operations	2,085	—	2,085
Net income	2,301,244	(1,239,671)	1,061,573
Preferred stock cash dividends	96,424	—	96,424
Net income attributable to common stockholders	$2,204,820	$(1,239,671)	$965,149
Basic net income per share:
Income from continuing operations	$0.07		$0.03
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income	0.07		0.03
Preferred stock cash dividends	(0.00)		(0.00)
Net income attributable to common stockholders	$0.07		$0.03
Diluted net income per share:
Income from continuing operations	$0.07		$0.03
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income	0.07		0.03
Preferred stock cash dividends	(0.00)		(0.00)
Net income attributable to common stockholders	$0.07		$0.03
Weighted average basic shares outstanding	30,452,497		30,452,497
Weighted average diluted shares outstanding	34,597,480		34,597,480

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2008
	As Filed	Adjustment	As Restated
	Unaudited
Net revenue:
Paid services	$10,244,212	$—	$10,244,212
Marketing services	6,478,367	326,058	6,804,425
Total net revenue	16,722,579	326,058	17,048,637
Operating expense:
Cost of services	8,405,002	(45,439)	8,359,563
Sales and marketing	3,550,363	—	3,550,363
General and administrative	4,589,851	—	4,589,851
Depreciation and amortization	1,481,670	—	1,481,670
Total operating expense	18,026,886	(45,439)	17,981,447
Operating loss	(1,304,307)	371,497	(932,810)
Net interest income	345,675	—	345,675
Loss from continuing operations before income taxes	(958,632)	371,497	(587,135)
Provision for income taxes	106,364	—	106,364
Loss from continuing operations	(1,064,996)	371,497	(693,499)
Discontinued operations:
Loss on disposal of discontinued operations	3,079	—	3,079
Loss from discontinued operations	3,079	—	3,079
Net loss	(1,068,075)	371,497	(696,578)
Preferred stock cash dividends	96,424	—	96,424
Net loss attributable to common stockholders	$(1,164,499)	$371,497	$(793,002)
Basic net loss per share:
Loss from continuing operations	$(0.04)		$(0.03)
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net loss	(0.04)		(0.03)
Preferred stock dividends	(0.00)		(0.00)
Net loss attributable to common stockholders	$(0.04)		$(0.03)
Diluted net loss per share:
Loss from continuing operations	$(0.04)		$(0.03)
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net loss	(0.04)		(0.03)
Preferred stock dividends	(0.00)		(0.00)
Net loss attributable to common stockholders	$(0.04)		$(0.03)
Weighted average basic shares outstanding	30,482,949		30,482,949
Weighted average diluted shares outstanding	30,482,949		30,482,949

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended December 31, 2008
	As Filed	Adjustment	As Restated
	Unaudited
Net revenue:
Paid services	$9,892,368	$—	$9,892,368
Marketing services	6,648,568	862,613	7,511,181
Total net revenue	16,540,936	862,613	17,403,549
Operating expense:
Cost of services	7,777,480	(83,671)	7,693,809
Sales and marketing	3,318,847	—	3,318,847
General and administrative	4,538,020	(41,000)	4,497,020
Intangible asset impairment	2,325,481	—	2,325,481
Depreciation and amortization	1,564,132	—	1,564,132
Total operating expense	19,523,960	(124,671)	19,399,289
Operating loss	(2,983,024)	987,284	(1,995,740)
Net interest income	141,640	—	141,640
Gain on sale of marketable security	120,937	—	120,937
Loss from continuing operations before income taxes	(2,720,447)	987,284	(1,733,163)
Benefit for income taxes	375,945	—	375,945
Loss from continuing operations	(2,344,502)	987,284	(1,357,218)
Discontinued operations:
Loss on disposal of discontinued operations	117	—	117
Loss from discontinued operations	117	—	117
Net loss	(2,344,619)	987,284	(1,357,335)
Preferred stock cash dividend	96,424	—	96,424
Net loss attributable to common stockholders	$(2,441,043)	$987,284	$(1,453,759)
Basic net loss per share:
Loss from continuing operations	$(0.08)		$(0.05)
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net loss	(0.08)		(0.05)
Preferred stock dividends	(0.00)		(0.00)
Net loss attributable to common stockholders	$(0.08)		$(0.05)
Diluted net loss per share:
Loss from continuing operations	$(0.08)		$(0.05)
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net loss	(0.08)		(0.05)
Preferred stock dividends	(0.00)		(0.00)
Net loss attributable to common stockholders	$(0.08)		$(0.05)
Weighted average basic shares outstanding	30,381,156		30,381,156
Weighted average diluted shares outstanding	30,381,156		30,381,156

THESTREET.COM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008
	As Filed	Adjustment	As Restated
		Unaudited
Net revenue:
Paid services	$41,185,988	$—	$41,185,988
Marketing services	30,714,443	(1,052,398)	29,662,045
Total net revenue	71,900,431	(1,052,398)	70,848,033
Operating expense:
Cost of services	32,204,765	(219,987)	31,984,778
Sales and marketing	14,263,199	—	14,263,199
General and administrative	17,562,238	(41,000)	17,521,238
Intangible asset impairment	2,325,481	—	2,325,481
Depreciation and amortization	5,894,186	—	5,894,186
Total operating expense	72,249,869	(260,987)	71,988,882
Operating loss	(349,438)	(791,411)	(1,140,849)
Net interest income	1,573,752	—	1,573,752
Gain on sale of marketable security	120,937	—	120,937
Income from continuing operations before income taxes	1,345,251	(791,411)	553,840
Provision for income taxes	2,040	—	2,040
Income from continuing operations	1,343,211	(791,411)	551,800
Discontinued operations:
Loss on disposal of discontinued operations	8,012	—	8,012
Loss from discontinued operations	8,012	—	8,012
Net income	1,335,199	(791,411)	543,788
Preferred stock cash dividend	385,696	—	385,696
Net income attributable to common stockholders	$949,503	$(791,411)	$158,092
Basic net income per share:
Income from continuing operations	$0.04		$0.02
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income	0.04		0.02
Preferred stock dividends	(0.01)		(0.01)
Net income attributable to common stockholders	$0.03		$0.01
Diluted net income per share:
Income from continuing operations	$0.04		$0.02
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income	0.04		0.02
Preferred stock dividends	(0.01)		(0.01)
Net income attributable to common stockholders	$0.03		$0.01
Weighted average basic shares outstanding	30,427,421		30,427,421
Weighted average diluted shares outstanding	30,835,131		30,835,131

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2008	$242,807	$692,405	$404,120	$531,092
For the year ended December 31, 2007	$216,077	$175,000	$148,270	$242,807
For the year ended December 31, 2006	$131,840	$84,500	$263	$216,077

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1	Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.2	Form of Rights Agreement incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*4.3	Amendment No. 1 to the Rights Agreement dated August 7, 2000, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed April 2, 2001.
*4.4	Amendment No. 2 to the Rights Agreement dated November 15, 2007 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.5	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.6	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.9	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.6	Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

Exhibit Number	Description
*10.7	Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
*10.8	Employment Agreement dated April 9, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed April 9, 2008.
*10.9	Amendment to Employment Agreement dated July 30, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed July 30, 2008.
*10.10	Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.11	Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008.
*10.12	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.
*10.13	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
*10.14	Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.
*10.15	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
*10.16	Membership Interest Purchase Agreement dated August 2, 2007 by and among TP Newco LLC, David Barnett, Gregg Alwine and Gregg Alwine as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed August 8, 2007.
*10.17	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 6, 2007.
*10.18	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*10.19	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 16, 1999.
*10.20	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC), as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
*10.21	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 12, 2008.

Exhibit Number	Description
*10.22	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. as Landlord, and the Company, as Tenant, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 13, 2009.
10.23	Amendment to Employment Agreement dated December 23, 2008, by and between James J. Cramer and the Company
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company
23.1	Consent of Marcum LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CAO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CAO.

*	Incorporated by reference