Form 10-Q
period 2009-06-30
THESTREET COM
filed 2010-02-08
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant as required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☒ Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of February 2, 2010)
Common Stock, par value $0.01 per share	31,538,727

Explanatory Note

Along with this report TheStreet.com, Inc. (“we,” “us,” the “Company”), is filing its delayed quarterly report for the second quarter of fiscal year 2009 on Form 10-Q.   This Form 10-Q amends the second quarterly report on Form 10-Q for the fiscal year 2008 of TheStreet.com, Inc. which Form 10-Q originally was filed on August 8, 2008 (the “Original Form 10-Q”). The amendment is a result of the restatement of the Company’s interim condensed consolidated financial statements and related financial information for the three and six months ended June 30, 2008 (“2008 Financial Information”).

The Company is restating its previously filed 2008 Financial Information to correct inaccuracies in its Promotions.com subsidiary (which the Company sold in December 2009) resulting from and requiring adjustments to revenue and expenses for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide services to, and receive services from, such parties and due to errors in the timing of recognition of revenue.  The restatement of the 2008 Financial Information resulted in reduced revenue in certain quarters, and increased revenue in other quarters, as compared to results previously reported; reduced expense in certain quarters, as compared to results previously reported; and reduced net income (or increased net loss) in certain quarters, and reduced net loss in other quarters, as compared to results previously reported.  The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate.  Throughout the interim condensed consolidated financial statements, the term “as previously reported” will be used to refer to balances from the fiscal 2008 interim condensed consolidated financial statements as reported prior to this restatement.

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2009

ii

Part I – FINANCIAL INFORMATION

Item 1.            Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(As Restated - Note 1)
assets
Current Assets:
Cash and cash equivalents	$63,411,600	$72,441,294
Restricted cash	500,000	516,951
Marketable securities	799,031	-
Accounts receivable, net of allowance for doubtful accounts of $100,436 as of June 30, 2009 and $531,092 as of December 31, 2008	5,090,863	11,167,297
Other receivables	495,954	647,596
Deferred taxes	-	2,546,743
Prepaid expenses and other current assets	2,174,219	1,884,247
Assets held for sale	4,679,939	-
Total current assets	77,151,606	89,204,128

Property and equipment, net of accumulated depreciation and amortization of $11,671,141 as of June 30, 2009 and $11,250,569 as of December 31, 2008	8,547,244	9,672,779
Marketable securities	15,692,510	1,658,178
Long term investment	555,000	2,042,970
Other assets	81,610	122,197
Goodwill	20,181,000	40,024,076
Other intangibles, net	8,359,945	13,630,900
Deferred taxes	-	13,570,047
Restricted cash	1,660,371	1,762,079
Total assets	$132,229,286	$171,687,354

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,786,259	$280,469
Accrued expenses	5,247,683	2,784,902
Deferred revenue	16,285,222	16,495,712
Other current liabilities	132,300	205,838
Liabilities of discontinued operations	231,955	225,925
Liabilities held for sale	2,203,015	-
Total current liabilities	25,886,434	19,992,846
Other liabilities	541,532	79,896
Total liabilities	26,427,966	20,072,742

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2009 and December 31, 2008; the aggregate liquidation preference totals $55,000,000 as of June 30, 2009 and December 31, 2008	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,598,461 shares issued and 30,620,942 shares outstanding as of June 30, 2009, and 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008	365,985	362,625
Additional paid-in capital	270,955,796	271,271,574
Accumulated other comprehensive loss	(202,104)	(290,000)
Treasury stock at cost; 5,977,519 shares as of June 30, 2009 and 5,883,652 shares as of December 31, 2008	(10,130,571)	(9,900,284)
Accumulated deficit	(155,187,841)	(109,829,358)
Total stockholders’ equity	105,801,320	151,614,612
Total liabilities and stockholders’ equity	$132,229,286	$171,687,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
		(As Restated - Note 1)		(As Restated - Note 1)
	(unaudited)		(unaudited)
Net revenue:
Premium services	$9,428,936	$10,289,939	$18,936,377	$21,049,408
Marketing services	5,563,305	8,113,882	9,556,326	15,346,439
Total net revenue	14,992,241	18,403,821	28,492,703	36,395,847

Operating expense:
Cost of services	7,264,697	8,320,717	15,510,407	15,931,406
Sales and marketing	2,785,929	3,630,394	5,762,836	7,393,989
General and administrative	3,430,233	4,078,822	7,971,911	8,434,367
Depreciation and amortization	1,207,710	1,584,780	2,678,447	2,848,384
Impairment charges	-	-	24,137,069	-
Restructuring and other charges	574,281	-	2,558,810	-
Total operating expense	15,262,850	17,614,713	58,619,480	34,608,146
Operating (loss) income	(270,609)	789,108	(30,126,777)	1,787,702
Net interest income	359,417	400,243	589,554	1,086,437
Gain on sales of marketable securities	260,746	-	260,746	-
Other income	-	-	153,677	-
Income (loss) from continuing operations before income taxes	349,554	1,189,351	(29,122,800)	2,874,139
Provision for income taxes	-	125,693	16,227,077	271,621
Income (loss) from continuing operations	349,554	1,063,658	(45,349,877)	2,602,518
Discontinued operations:
Loss from discontinued operations	9,532	2,085	8,607	4,816
Net income (loss)	340,022	1,061,573	(45,358,484)	2,597,702
Preferred stock cash dividends	96,424	96,424	192,848	192,848
Net income (loss) attributable to common stockholders	$243,598	$965,149	$(45,551,332)	$2,404,854

Basic net income (loss) per share
Income (loss) from continuing operations	$0.01	$0.03	$(1.48)	$0.09
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	0.01	0.03	(1.48)	0.09
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net income (loss) attributable to common stockholders	$0.01	$0.03	$(1.49)	$0.08

Diluted net income (loss) per share
Income (loss) from continuing operations	$0.01	$0.03	$(1.48)	$0.07
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	0.01	0.03	(1.48)	0.07
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net income (loss) attributable to common stockholders	$0.01	$0.03	$(1.49)	$0.07

Weighted average basic shares outstanding	30,620,349	30,452,497	30,558,170	30,422,738
Weighted average diluted shares outstanding	30,620,349	34,597,480	30,558,170	34,647,940

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2009	2008
		(As Restated - Note 1)
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(45,358,483)	$2,597,702
Loss from discontinued operations	8,607	4,816
(Loss) income from continuing operations	(45,349,876)	2,602,518
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,585,594	1,653,132
Provision for doubtful accounts	84,683	125,000
Depreciation and amortization	2,678,447	2,848,384
Valuation allowance on deferred taxes	16,116,790	-
Impairment charges	24,137,069	-
Restructuring and other charges	428,868	-
Deferred rent	627,969	60,726
Changes in operating assets and liabilities:
Accounts receivable	3,707,244	(245,882)
Other receivables	99,834	(324)
Prepaid expenses and other current assets	(563,029)	(833,482)
Other assets	(3,544)	50,966
Accounts payable	1,565,588	76,505
Accrued expenses	2,290,726	(1,814,538)
Deferred revenue	1,510,331	1,946,062
Other current liabilities	181,853	175,764
Other liabilities	(29,034)	(30,739)
Net cash provided by continuing operations	9,069,513	6,614,092
Net cash used in discontinued operations	(2,577)	(13,133)
Net cash provided by operating activities	9,066,936	6,600,959

Cash Flows from Investing Activities:
Purchase of marketable securities	(24,137,379)	-
Sale of marketable securities	9,391,912	-
Business combinations, net of cash received	-	(106,252)
Long term investment	-	(1,392,976)
Capital expenditures	(1,346,946)	(2,119,361)
Proceeds from the sale of fixed assets	-	28,153
Net cash used in investing activities	(16,092,413)	(3,590,436)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	-	588,874
Costs associated with the sale of preferred stock	-	(125,000)
Cash dividends paid on common stock	(1,581,082)	(1,542,871)
Cash dividends paid on preferred stock	(192,848)	(289,272)
Restricted cash	-	(41,709)
Purchase of treasury stock	(230,287)	(325,729)
Net cash used in financing activities	(2,004,217)	(1,735,707)
Net (decrease) increase in cash and cash equivalents	(9,029,694)	1,274,816
Cash and cash equivalents, beginning of period	72,441,294	79,170,754
Cash and cash equivalents, end of period	$63,411,600	$80,445,570
Supplemental disclosures of cash flow information:
Cash payments made for interest	$4,583	$25,057
Cash payments made for income taxes	$322,395	$488,523

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company.  Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a growing audience of self-directed investors and the institutions that serve them.  We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, widgets, email services, mobile devices, podcasts and online video channels.  We also syndicate our content for distribution by financial institutions and other media organizations.

Basis of Presentation and Restatement of June 30, 2008 Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, as restated (see below), but does not include all of the information and notes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 8, 2010 (“2008 Form 10-K/A”).  The 2008 period results described in our condensed consolidated financial statements reflect the results reported in our 2008 Form 10-K/A.

The Company is restating its previously filed June 30, 2008 interim condensed consolidated financial statements (“2008 Financial Information”) to correct inaccuracies related to the timing of recognition of revenue within the Company’s former Promotions.com subsidiary which the Company sold in December 2009 The restatement of the 2008 Financial Information, as well as the restatement of the December 31, 2008 consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2008, September 30, 2008 and December 31, 2008, result in reduced revenue in certain quarters, and increased revenue in other quarters, as compared to results previously reported; reduced expense in certain quarters, as compared to results previously reported; and reduced net income (or increased net loss) in certain quarters, and reduced net loss in other quarters, as compared to results previously reported.  The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate.  Throughout the interim condensed consolidated financial statements, the term “as previously reported” will be used to refer to balances from the June 30, 2008 interim condensed consolidated financial statements as reported prior to this restatement.

The impact of the restatement on the Company’s Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 is as follows:

	Unaudited
	For the Three Months Ended June 30, 2008
	As Filed	Adjustment	As Restated
Net revenue:
Paid services	$10,289,939	$-	$10,289,939
Marketing services	9,398,992	(1,285,110)	8,113,882
Total net revenue	19,688,931	(1,285,110)	18,403,821

Operating expense:
Cost of services	8,366,156	(45,439)	8,320,717
Sales and marketing	3,630,394	-	3,630,394
General and administrative	4,078,822	-	4,078,822
Depreciation and amortization	1,584,780	-	1,584,780
Total operating expense	17,660,152	(45,439)	17,614,713
Operating income	2,028,779	(1,239,671)	789,108
Net interest income	400,243	-	400,243
Income from continuing operations before income taxes	2,429,022	(1,239,671)	1,189,351
Provision for income taxes	125,693	-	125,693
Income from continuing operations	2,303,329	(1,239,671)	1,063,658
Discontinued operations:
Loss from discontinued operations	2,085	-	2,085
Net income	2,301,244	(1,239,671)	1,061,573
Preferred stock cash dividends	96,424	-	96,424
Net income attributable to common stockholders	$2,204,820	$(1,239,671)	$965,149

Basic net income per share:
Income from continuing operations	$0.07		$0.03
Loss from discontinued operations	(0.00)		(0.00)
Net income	0.07		0.03
Preferred stock cash dividends	(0.00)		(0.00)
Net income attributable to common stockholders	$0.07		$0.03

Diluted net income per share:
Income from continuing operations	$0.07		$0.03
Loss from discontinued operations	(0.00)		(0.00)
Net income	0.07		0.03
Preferred stock cash dividends	(0.00)		(0.00)
Net income attributable to common stockholders	$0.07		$0.03

Weighted average basic shares outstanding	30,452,497		30,452,497
Weighted average diluted shares outstanding	34,597,480		34,597,480

	Unaudited
	For the Six Months Ended June 30, 2008
	As Filed	Adjustment	As Restated
Net revenue:
Paid services	$21,049,408	$-	$21,049,408
Marketing services	17,587,508	(2,241,069)	15,346,439
Total net revenue	38,636,916	(2,241,069)	36,395,847

Operating expense:
Cost of services	16,022,283	(90,878)	15,931,406
Sales and marketing	7,393,989	-	7,393,989
General and administrative	8,434,367	-	8,434,367
Depreciation and amortization	2,848,384	-	2,848,384
Total operating expense	34,699,023	(90,878)	34,608,146
Operating income	3,937,893	(2,150,191)	1,787,702
Net interest income	1,086,437	-	1,086,437
Income from continuing operations before income taxes	5,024,330	(2,150,191)	2,874,139
Provision for income taxes	271,621		271,621
Income from continuing operations	4,752,709	(2,150,191)	2,602,518
Discontinued operations:
Loss from discontinued operations	4,816	-	4,816
Net income	4,747,893	(2,150,191)	2,597,702
Preferred stock cash dividends	192,848	-	192,848
Net income attributable to common stockholders	$4,555,045	$(2,150,191)	$2,404,854

Basic net income per share:
Income from continuing operations	$0.16		$0.09
Loss from discontinued operations	(0.00)		(0.00)
Net income	0.16		0.09
Preferred stock cash dividends	(0.01)		(0.01)
Net income attributable to common stockholders	$0.15		$0.08

Diluted net income per share:
Income from continuing operations	$0.14		$0.07
Loss from discontinued operations	(0.00)		(0.00)
Net income	0.14		0.07
Preferred stock cash dividends	-		-
Net income attributable to common stockholders	$0.14		$0.07

Weighted average basic shares outstanding	30,422,738		30,422,738
Weighted average diluted shares outstanding	34,647,940		34,647,940

The restatement did not have a material impact on the Company’s interim consolidated balance sheet as of June 30, 2008 or its cash flows from operating, investing and financing activities for the six months ended June 30, 2008.

A summary of the Company's critical accounting policies and estimates can be found in our 2008 Form 10-K/A, as filed with the SEC on February 8, 2010 (the “2008 Form 10-K/A”).  During the six months ended June 30, 2009, we changed a critical accounting policy related to our Promotions.com business:  whereas in prior periods, we accounted for revenue for Promotions.com primarily on a percentage of completion basis, we have determined that we did not have in place adequate systems to identify and document the occurrence of milestones.  Promotions.com generates revenues from website design, promotion management and hosting services.  The Company typically enters into arrangements on a fixed fee basis.  Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performs website design services and hosts the software.  Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform.  Hosting services are recognized straight-line over the hosting period.

Effective July 1, 2007, the Company’s revenue streams were classified into two components, “paid services” and “marketing services”.  Effective April 1, 2009, the “paid services” component has been renamed “premium services” to better reflect the character of this revenue and as such, this line item has been changed for all periods presented.

The Company has evaluated subsequent events for recognition or disclosure through February 8, 2010, which was the date we filed this Form 10-Q with the SEC.

Recent Accounting Pronouncements

 Effective January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) 805-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007)), Business Combinations (“ASC 805-10”).  ASC 805-10 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction costs, and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The effect of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.  However, the effect of this pronouncement may be material in the future dependent upon each specific acquisition that might occur in future periods.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly EITF 07-5), Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“ASC 815-40”).  ASC 815-40 provides framework for determining whether an instrument is indexed to an entity’s own stock.  The adoption of ASC 815-40 did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.

Effective January 1, 2009 the Company adopted ASC 810-10 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“ASC 810-10”).  Upon adoption of ASC 810-10, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statement of operations. The effect of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.  However, the effect of this pronouncement may be material in the future dependent upon each specific acquisition that might occur in future periods.

In April 2009, the Company adopted ASC 825-10 (formerly FSP 107-1), Interim Disclosure about Fair Value of Financial Instruments (“ASC 825-10”).  ASC 825-10 amends ASC [825-10] (formerly SFAS No. 107), Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  ASC 825-10 also amends ASC 270-10 (formerly APB Opinion No. 28), Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10 is effective for interim reporting periods after June 15, 2009.  The Company elected early adoption of ASC 825-10 for the quarter ended March 31, 2009.  The implementation of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements reflected in this report.

In April 2009, the Company adopted ASC 820-10 (formerly FSP No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10”).  ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC [820-10] (formerly SFAS No. 157), Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively. The Company elected early adoption of ASC 820-10 for the quarter ended March 31, 2009.  The implementation of ASC 820-10 did not have a material effect on the Company’s condensed consolidated financial statements reflected in this report.

In April 2009, the Company adopted ASC 320-10 (formerly FSP FAS 115-2 and ASC 958-320 (formerly SFAS No. 124-2), Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10” and “ASC 958-320”), which amends ASC 320-10 (formerly SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities and ASC 958-320 (formerly SFAS No. 124), Accounting for Certain Investments Held by Not-for-Profit Organizations. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. ASC 320-10 and ASC 958-320 were adopted for the period ended June 30, 2009. ASC 320-10 and ASC 958-320 did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.  See Note 3 — Fair Value Measurements for further information.

In May 2009, the Company adopted ASC 855-10 (formerly SFAS No. 165), Subsequent Events.  This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.  See Note 1 – Basis of Presentation for this new disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16 (formerly SFAS No. 166, Accounting for Transfers of Financial Assets - An amendment of FASB Statement No. 140) (“ASU 2009-16”). ASU 2009-16 removes the concept of a qualifying special-purpose entity (QSPE) from ASC 860-10 (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and removes the exception from applying ASC 810-10 (formerly FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited.  ASU 2009-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46R). ASU 2009-16 amends ASC 810-10 (formerly FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited.  ASU 2009-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of ASC 105-10, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of ASC 105-10 did not have a material effect on the Company’s condensed consolidated financial statements reflected in this report.

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods ending after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple element arrangements will be allocated on the basis of the relative selling price of each deliverable. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

2.	MARKETABLE SECURITIES

The Company holds investments in corporate floating rate notes totaling approximately $14.8 million, which mature at various times within the next 31 months, and in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.  The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.  The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10.  The Company classifies these securities as available for sale and are reported at fair value.  Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net income. See Note 13 to Notes to Condensed Consolidated Financial Statements.

3.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2009 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$63,411,600	$63,411,600	$—	$—
Marketable securities (2)	16,491,541	14,881,541	—	1,610,000
Long term investment (3)	555,000	—	—	555,000
Total at fair value	$80,458,141	$78,293,141	$—	$2,165,000

(1)	Cash and cash equivalents, totaling $63,411,600, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)
Marketable securities consist of corporate floating rate notes for which we determine fair value through quoted market prices.  Marketable securities also consist of two municipal ARS issued by the District of Columbia. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our statement of operations.  As of December 31, 2008, the Company determined there was a decline in the fair value of its ARS investments of $290,000, which was deemed temporary and was included within accumulated other comprehensive income.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS.  The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.    Based upon an updated assessment as of June 30, 2009, it was concluded that there was no material change in the fair value of the ARS investments.

(3)
Long term investment consists of an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site.  The investment totaled $1,850,000 for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity.  The impairment charge approximated $1.5 million.  There have been no additional events during the three months ended June 30, 2009 that would indicate any additional impairment.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at January 1, 2009	$1,658,178
Transfers to Level 1	(48,178)
Balance at June 30, 2009	$1,610,000

4.	STOCK-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s  2008 Form 10-K/A.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2008 Form 10-K/A.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. No employee stock options were granted during the six months ended June 30, 2009.  The weighted-average fair value of employee stock options granted during the six months ended June 30, 2008 was $3.56, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Expected option lives	3.5 years
Expected volatility	47.57%
Risk-free interest rate	2.37%
Expected dividend yield	0.83%

As of June 30, 2009, there remained 1,268,789 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”).  In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $341,981 and $1,585,594 of non-cash stock-based compensation for the three and six month periods ended June 30, 2009, respectively, as compared to $952,035 and $1,653,132 for the three and six month periods ended June 30, 2008, respectively. As of June 30, 2009, there was approximately $5.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.13 years.

A summary of the activity of the 1998 Plan and 2007 Plan is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2008	2,617,782	$6.37
Restricted stock units granted	735,021	$0.00
Shares issued under restricted stock units	(432,545)	$0.00
Options cancelled	(525,540)	$6.99
Restricted stock units forfeited	(87,857)	$0.00
Awards outstanding at March 31, 2009	2,306,861	$5.64
Restricted stock units granted	650,000	$0.00
Shares issued under restricted stock units	(3,370)	$0.00
Options cancelled	(570,717)	$8.26
Restricted stock units forfeited	(116,729)	$0.00
Awards outstanding at June 30, 2009	2,266,045	$3.66	$2,773	2.62
Awards vested and expected to vest at June 30, 2009	2,086,601	$3.90	$2,436	3.08
Options exercisable at June 30, 2009	666,062	$8.69	$0	2.50
Restricted stock eligible to be issued at June 30, 2009 pursuant to restricted stock units	0	$0.00	$0	N/A

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2009 and changes in the six month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2008	1,609,990	$5.70
Shares underlying restricted stock units granted	1,385,021	$2.67
Shares underlying options vested	(341,531)	$3.54
Shares underlying restricted stock units vested	(435,915)	$6.73
Shares underlying options cancelled	(412,996)	$3.61
Shares underlying restricted stock units forfeited	(204,586)	$4.80
Shares underlying awards unvested at June 30, 2009	1,599,983	$2.27

For the six months ended June 30, 2009 and 2008, the total fair value of share-based awards vested was $4,144,541 and $1,946,725, respectively.  For the six months ended June 30, 2009 and 2008, the total intrinsic value of options exercised was $0 (no options were exercised) and $1,152,566, respectively. For the six months ended June 30, 2009 and 2008, zero and 572,106 stock options, respectively, and 1,385,021 and 458,371 restricted stock units, respectively, were granted to employees of the Company.  Additionally, for the six months ended June 30, 2009 and 2008, zero and 138,368 stock options, respectively, were exercised, and 435,915 and 118,041 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0.4 million, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

There have been no changes to the terms of the Company’s preferred stock from those that were described in the Company’s 2008 Form 10-K/A.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the six-month periods ended June 30, 2009 and 2008, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through June 30, 2009, the Company had withheld an aggregate of 420,048 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Dividends

On June 30, 2009, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on June 15, 2009.  These dividends totaled approximately $0.9 million. Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during both the third and fourth quarters of 2009, which resulted in additional cash expenditures of approximately $0.9 million in each period.  The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

6.	LEGAL PROCEEDINGS

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch, Pierce, Fenner & Smith, Inc. (now part of Bank of America Corporation).  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.    The settlement was approved on October 5, 2009.  Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

In October 2009, the Company was named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleges that defendants infringe U.S. Patent No. 7,508,789, putatively owned plaintiff, related to a certain method of displaying digital data via hyperlinks.  The Company has filed an answer denying liability on a variety of theories.  Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

7.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the three-month periods ended June 30, 2009 and 2008, approximately 3.2 million and 2.6 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods.  For the six-month period ended June 30, 2009 and 2008, approximately 3.1 million and 2.3 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods (and, with respect to the six months ended June 30, 2009, because the Company recorded a net loss).

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008 (As restated)	2009	2008 (As restated)
Basic net income (loss) per share
Numerator:
Income (loss) from continuing operations	$349,554	$1,063,658	$(45,349,877)	$2,602,518
Loss from discontinued operations	(9,532)	(2,085)	(8,607)	(4,816)
Preferred stock cash dividends	(96,424)	(96,424)	(192,848)	(192,848)
Numerator for basic earnings per share -
Net income (loss) available to common stockholders	$243,598	$965,149	$(45,551,332)	$2,404,854

Denominator:
Weighted average basic shares outstanding	30,620,349	30,452,497	30,558,170	30,422,738

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.03	$(1.48)	$0.09
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net income (loss) available to common stockholders	$0.01	$0.03	$(1.49)	$0.08

Diluted net income (loss) per share
Numerator:
Income (loss) from continuing operations	$349,554	1,063,658	$(45,349,877)	$2,602,518
Loss from discontinued operations	(9,532)	(2,085)	(8,607)	(4,816)
Preferred stock cash dividends	(96,424)	-	(192,848)	-
Numerator for diluted earnings per share -
Net income (loss) available to common stockholders	$243,598	$1,061,573	$(45,551,332)	$2,597,702

Denominator:
Weighted average basic shares outstanding	30,620,349	30,452,497	30,558,170	30,422,738
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	-	288,041	-	368,260
Convertible preferred stock	-	3,856,942	-	3,856,942
Weighted average diluted shares outstanding	30,620,349	34,597,480	30,558,170	34,647,940

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.01	$0.03	$(1.48)	$0.07
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net income (loss) available to common stockholders	$0.01	$0.03	$(1.49)	$0.07

8.	INCOME TAXES

The Company accounts for its income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of June 30, 2009, the Company has approximately $128 million of net operating loss carryforwards (“NOLs”) and had recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million as of December 31, 2008.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six domestic financial institutions, although substantially all of the balance is within one institution.  The Company performs periodic evaluations of the relative credit standing of the six institutions.  As of June 30, 2009, the Company’s cash and cash equivalents primarily consisted of money market funds, checking accounts and short-term certificates of deposit. The Company’s marketable securities consisted of approximately $14.8 million of corporate floating rate notes, which mature at various times within the next 31 months, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million.

For the three and six month periods ending June 30, 2009, no individual client accounted for 10% or more of consolidated revenue.

The Company’s customers are primarily concentrated in the United States.  The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.  To date, actual losses have been within management’s expectations.

10.	LONG TERM INVESTMENT

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site.  The investment totaled $1,850,000 for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity.  The impairment charge approximated $1.5 million.  There have been no additional events during the three months ended June 30, 2009 that would indicate any additional impairment.

11.	IMPAIRMENT CHARGES

In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long-term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded an impairment charge of $24.1 million, as follows:

•
The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and the Company’s business enterprise value based upon the fair value of its outstanding common and preferred shares.  The fair value of the Company’s goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.  This analysis resulted in an impairment of the Company’s goodwill approximating $19.8 million.  The review also revealed an additional impairment to the Company’s intangible assets related to certain customer relationships and noncompete agreements approximating $2.8 million.

•
The carrying value of the Company’s long-term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity stake in Debtfolio, Inc.  The impairment approximated $1.5 million. (See Note 10 – Long Term Investment)

12.	RESTRUCTURING AND OTHER CHARGES

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives.  Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, and effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation.  As a result of these activities, the Company incurred restructuring and other charges from continuing operations approximating $2.6 million during the six months ended June 30, 2009.  Included in this charge were severance and other payroll related expenses, totaling approximately $1.8 million, $0.2 million related to the accelerated vesting of certain restricted stock units, $0.3 million related to the write-off of certain assets, $0.2 million of recruiting fees, and legal fees approximating $0.1 million.

Total cash outlay for the restructuring and other charge will approximate $2.1 million, of which approximately $1.2 million is included in accrued expenses on the Company’s consolidated balance sheet as of June 30, 2009.

  The following table displays the activity of the restructuring and other charge reserve account from the initial charges during the first quarter 2009 through June 30, 2009:

	Intial Charge	Q1 Payments	Q1 2009 Other Deductions	Balance March 31, 2009	Q2 Additions	Q2 Payments	Balance June 30, 2009
Workforce reduction	$1,741,752	$(243,598)	$(186,091)	$1,312,063	$574,281	$(643,503)	$1,242,841
Asset write-off	242,777	-	(242,777)	-	-	-	-
	$1,984,529	$(243,598)	$(428,868)	$1,312,063	$574,281	$(643,503)	$1,242,841

13.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008 (As restated)	2009	2008 (As restated)
Net income (loss)	$340,022	$1,061,573	$(45,358,484)	$2,597,702
Unrealized gain on marketable securities	248,782	-	348,642	-
Reclass from AOCI to earnings due to sale	(260,746)	-	(260,746)	-
Comprehensive income (loss)	$328,058	$1,061,573	$(45,270,588)	$2,597,702

14.	DISCONTINUED OPERATIONS

In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment.  Accordingly, the remaining operating results relating to this segment, which are limited to certain professional fees, have been segregated from continuing operations and reported as a separate line item on the condensed consolidated statements of operations and cash flows. There were no cash flows from discontinued operations from investing or financing activities for all periods presented.

15.	ASSETS HELD FOR SALE

During the second quarter of 2009, the Company began seeking a buyer for its Promotions.com subsidiary (“Promotions.com”).  As a result, the assets and liabilities that can be specifically related to Promotions.com have been classified in the condensed consolidated balance sheet as of June 30, 2009 as assets and liabilities held for sale. The Company has ceased depreciation and amortization on these assets and all amounts have been recorded at their estimated fair values, less selling costs, and consist of the following at June 30, 2009:

ASSETS
Cash and cash equivalents	$40,344
Restricted cash	16,951
Accounts receivable	2,284,507
Other receivables	51,808
Prepaid expenses and other current assets	163,835
Property and equipment	628,822
Other assets	36,331
Other intangibles	1,355,633
Restricted cash	101,708
Assets held for sale	$4,679,939

LIABILITIES
Accounts payable	$59,798
Accrued expenses	160,945
Deferred revenue	1,720,821
Other current liabilities	244,368
Other liabilities	17,083
Liabilities held for sale	$2,203,015

16.	SUBSEQUENT EVENTS

 On December 18, 2009, the Company sold all of its membership interest in its Promotions.com subsidiary for an aggregate price of approximately $3.1 million (the “Sale Price”).  The purchaser (the “Purchaser”) is a company owned by the managers of the Promotions.com subsidiary, who prior to the closing were employees of the Company.  In connection with the sale, the Company received a payment of $1.0 million in cash and notes in an aggregate principal amount of approximately $2.1 million.  The notes are payable in six equal monthly installments commencing April 1, 2010.  The Company was granted a security interest in the securities and assets of Promotions.com until the notes are fully paid, and one of the notes (with a principal amount of $0.3 million) is guaranteed by the principals of the Purchaser.  In the event that, prior to December 18, 2011, there is a change in control of the Purchaser or all or substantially all of the assets of Promotions.com are sold, among other events, for consideration (as defined therein) in excess of the Sale Price, the Company will be entitled to receive an additional payment from the Purchaser, equal to 50% of such excess if the event occurs on or before December 18, 2010 and 25% of such excess if the event occurs after December 18, 2010 and prior to December 18, 2011.

On December 16, 2009 (the “Closing Date”), the Company, through a wholly-owned acquisition subsidiary, acquired all of the outstanding securities of Kikucall, Inc., a subscription marketing services company (the “Acquisition”), for an aggregate purchase price of approximately $5.2 million, subject to adjustment as provided therein.  In connection with the Acquisition, the Company paid approximately $3.8 million in cash and issued to the target company’s stockholders 647,901 shares of the Company’s common stock (the “Stock”), valued at approximately $1.4 million, a portion of which was placed in escrow pursuant to the terms of an escrow agreement entered into in connection with the Acquisition. The Stock issued in connection with the Acquisition was unregistered and exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, based upon representations that the Company has obtained from each target company stockholder receiving Stock in the Acquisition that such stockholder is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D.  The Company has not granted the recipients any registration rights with respect to the Stock.  Additionally, the Company has assumed net liabilities approximating $0.1 million.  Two of the Company’s directors, Daryl Otte (who is also our Chief Executive Officer) and Martin Peretz, were directors of the acquired company, and, both directly and indirectly through investment vehicles, were stockholders and creditors of the acquired company.  As a result of the Acquisition, the following amounts were received, respectively, on the Closing Date by (i) Mr. Otte, (ii) Dr. Peretz, (iii) investment vehicles in which Mr. Otte and Dr. Peretz had a direct or indirect interest and (iv) other investment vehicles in which Dr. Peretz had a direct or indirect interest, or by Dr. Peretz’s children:  (i) approximately $190,000 cash and 34,524 shares of Stock, having an aggregate value of approximately $265,000 on the Closing Date; (ii) approximately $155,000 cash and 20,023 shares of Stock, having an aggregate value of approximately $200,000 on the Closing Date; (iii) approximately $520,000 cash and 120,127 shares of Stock, having an aggregate value of approximately $785,000 on the Closing Date; and (iv) approximately $680,000 cash and 68,526 shares of Stock, having an aggregate value of approximately $830,000 on the Closing Date.  In connection with the Acquisition, Mr. Otte and Dr. Peretz each executed a letter agreeing to donate to charity an amount that approximated the respective gain such donor recognized as a result of the Acquisition related to his shareholdings in the acquired company. The negotiation of the Acquisition was overseen by the Company’s Audit Committee, comprised solely of independent directors, on behalf of the Company and the Acquisition was unanimously approved by the Audit Committee and the Company’s board of directors.

The acquisition provides the Company with the expertise and software programs to expand its subscription marketing efforts to increase its subscription revenue.

Assets acquired:
Accounts receivable	$18,539
Other current assets	66,670
Other assets	27,000
Excess purchase price over net assets acquired	5,383,617
Total assets acquired	5,495,826

Liabilities assumed:
Accounts payable and accrued expenses	253,923

Total consideration	$5,241,903

The initial accounting for the acquisition is not complete as an independent appraisal to identify and quantify potential intangible assets and their estimated useful lives has not yet been concluded.

The following unaudited pro forma financial information for the six months ended June 30, 2009 and 2008, gives effect to the acquisition by the Company of Kikucall as if the acquisition had occurred on January 1, 2008:

	2009	2008
Total revenue	$29,073,142	$37,058,241
Net income	$(45,579,313)	$1,876,847

The pro forma financial information above is not necessarily indicative of what the Company’s consolidated results of operations actually would have been if the Kikucall acquisition had been completed at the beginning of the period. In addition, the pro forma financial information above does not attempt to project the Company’s future results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained in this quarterly report on Form 10-Q that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.  Certain forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. All statements relating to the Company’s plans, strategies and objective are deemed forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The forward-looking statements contained in this quarterly report speak only as of the date of the filing hereof; the Company has no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

TheStreet.com, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company.  Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a growing audience of self-directed investors and the institutions that serve them.  We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, widgets, email services, mobile devices, podcasts and online video channels.  We also syndicate our content for distribution by financial institutions and other media organizations.

Effective July 1, 2007, the Company’s revenue streams were classified into two components, “paid services” and “marketing services”.  Effective April 1, 2009, the “paid services” component has been renamed “premium services” to better reflect the character of this revenue and as such this line item has been changed for all periods presented.

The Company reports revenue in two categories: premium services and marketing services.  Premium service revenue is comprised of subscriptions, licenses and fees for access to its investment information and rate services.  Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within the Company’s services and for interactive marketing work performed by the Company’s Promotions.com business.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	incentive compensation,
•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets, marketable securities and the Company’s long term investment,
•	allowances for doubtful accounts,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, and
•	revenue estimates based upon a completed contract basis related to the Company’s Promotions.com business.

A summary of the Company's critical accounting policies and estimates can be found in our 2008 Form 10-K/A, as filed with the SEC on February 8, 2010 (the “2008 Form 10-K/A”).  During the six months ended June 30, 2009, we changed a critical accounting policy related to our Promotions.com business:  whereas in prior periods, we accounted for revenue for Promotions.com primarily on a percentage of completion basis, we have determined that we did not have in place adequate systems to identify and document the occurrence of milestones.  Promotions.com generates revenues from website design, promotion management and hosting services.  The Company typically enters into arrangements on a fixed fee basis.  Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performs website design services and hosts the software. Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform.  Hosting services are recognized straight-line over the hosting period.

Restatement of 2008 Period Results

As previously discussed in this Form 10-Q, the Company has restated its previously issued interim condensed consolidated financial statements for the period ended June 30, 2008 and as its December 31, 2008 consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2008, September 30, 2008 and December 31, 2008. Restated amounts have been identified with the wording “as restated”. The 2008 period results discussed below reflect the results reported in our 2008 Form 10-K/A.

Results of Operations

Comparison of Three Months Ended June 30, 2009 and June 30, 2008 (as restated)

Revenue

	For the Three Months Ended June 30,
Revenue:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Premium services	$9,428,936	63%	$10,289,939	56%	-8%
Marketing services	5,563,305	37%	8,113,882	44%	-31%
Total revenue	$14,992,241	100%	$18,403,821	100%	-19%

Premium services.  Premium service revenue is comprised of subscriptions, licenses and fees for access to its investment information and rate services. Revenue is recognized ratably over the contract period.

Premium services revenue for the three months ended June 30, 2009 decreased by 8% when compared to the three months ended June 30, 2008.  The decrease is primarily attributable to a 12% decrease in revenue from the Company’s equity investment information services and a 3% decrease in revenue from its equity ratings services, partially offset by a 6% increase in revenue from its bank rate information services.

 The revenue decline in the equity investment information services is a result of a decline in the number of subscribers and the value of booked subscription contracts in the three months ended June 30, 2009 as compared to the prior year period. For the three months ended June 30, 2009, bookings, a measure of the dollar value of the subscription-based services contracted during the period net of cancellations and refunds, declined by 2% when compared to the three months ended June 30, 2008.

Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within the Company’s services and for interactive marketing work performed by the Company’s Promotions.com business.

	For the Three Months Ended June 30,
	2009	2008 (As restated)	Percent Change
Marketing services:
Advertising and sponsorships	$4,567,715	$6,377,852	-28%
Interactive marketing services (Promotions.com)	995,590	1,736,030	-43%
Total	$5,563,305	$8,113,882	-31%

Marketing services revenue for the three months ended June 30, 2009, decreased by 31% when compared to the three months ended June 30, 2008.  We believe that our marketing services businesses were impacted by a poor macro-economic environment, which caused our clients to reduce their overall marketing spending.

Operating Expense

	For the Three Months Ended June 30,
Operating expense:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Cost of services	$7,264,697	48.5%	$8,320,717	45.2%	-13%
Sales and marketing	2,785,929	18.6%	3,630,394	19.7%	-23%
General and administrative	3,430,233	22.9%	4,078,822	22.2%	-16%
Depreciation and amortization	1,207,710	8.1%	1,584,780	8.6%	-24%
Restructuring and other charges	574,281	3.8%	-	N/A	N/A
Total operating expense	$15,262,850		$17,614,713		-13%

Cost of services.  Cost of services expense includes compensation, benefits and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by $1.1 million over the periods.  The decrease was largely the result of lower compensation and related costs totaling approximately $0.9 million resulting from a reduction of approximately 17% in the average headcount in this expense category. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 48.5% for the three months ended June 30, 2009, as compared to 45.2% the three months ended June 30, 2008, as the Company’s cost cutting initiatives did not reduce costs by as large a percentage as the decline in revenue.

Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

Sales and marketing expense decreased by $0.8 million over the periods.  The decrease was largely the result of reduced advertising and promotion expenditures approximating $0.6 million, together with lower compensation and related costs totaling approximately $0.3 million resulting from a reduction of approximately 13% in the average headcount in this expense category.  These savings were partially offset by increased consulting fees approximating $0.1 million.  As a percentage of revenue, sales and marketing expense was 18.6% in the three months ended June 30, 2009, as compared to 19.7% in the three months ended June 30, 2008.

General and administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance, and other office expenses.

General and administrative expense decreased by $0.6 million over the periods. The decrease was partially the result of lower compensation and related costs totaling approximately $0.5 million, primarily related to a reduction of approximately 12% in the average headcount within this expense category and a related decrease in noncash stock compensation cost.  In addition, the decrease in general and administrative expense was the result of reduced costs related to occupancy and bad debt expense, the sum of which totaled approximately $0.3 million.  These decreased costs were partially offset by higher professional and consulting fees, the sum of which totaled approximately $0.2 million.  Although the dollar amount of general and administrative expense decreased over the periods, general and administrative expense as a percentage of revenue totaled 22.9% for the three months ended June 30, 2009, relatively flat from the three months ended June 30, 2008, in light of the decline in the Company’s revenue.

Depreciation and amortization.  Depreciation and amortization expense decreased by $0.4 million over the periods.  The decrease is largely attributable to reduced amortization expense resulting from the impairment charges recorded during the three months ended March 31, 2009, and lower depreciation expense resulting from reduced capital expenditures.  As a percentage of revenue, depreciation and amortization expense was 8.1% in the three months ended June 30, 2009, as compared to 8.6% in the three months ended June 30, 2008.

Restructuring and other charges.  In March 2009, the Company announced and implemented a reorganization plan to align the Company’s resources with its strategic business objectives.  Additionally, effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation.  As a result of these activities, the Company has incurred a restructuring and other charge from continuing operations approximating $0.6 million during the three months ended June 30, 2009.  As a percentage of revenue, restructuring and other charges was 3.8% in the three months ended June 30, 2009.

Net Interest Income

	For the Three Months Ended June 30,
	2009	2008 (As restated)	Percent Change
Net interest income	$359,417	$400,243	-10%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Three Months Ended June 30,
	2009	2008 (As restated)	Change
Provision for income taxes	$-	$125,693	N/A

The Company accounts for its income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of June 30, 2009, the Company has approximately $128 million of net operating loss carryforwards (“NOLs”) and had recorded a full valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

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

Net Income (loss)

Net income for the three months ended June 30, 2009 totaled $340,022, or $0.01 per basic and diluted share, compared to net income totaling $1,061,573, or $0.03 per basic and diluted share, for the three months ended June 30, 2008.

Comparison of Six Months Ended June 30, 2009 and June 30, 2008 (as restated)

Revenue

	For the Six Months Ended June 30,
Revenue:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Premium services	$18,936,377	66%	$21,049,408	58%	-10%
Marketing services	9,556,326	34%	15,346,439	42%	-38%
Total revenue	$28,492,703	100%	$36,395,847	100%	-22%

Premium services revenue for the six months ended June 30, 2009 decreased by 10% when compared to the six months ended June 30, 2008.  The decrease is primarily attributable to a 14% decrease in revenue from the Company’s equity investment information services and a 5% decrease in revenue from its equity ratings services, partially offset by a 6% increase in revenue from its bank rate information services.

 The revenue decline in the equity investment information services is a result of a decline in the number of subscribers and the value of booked subscription contracts in the six months ended June 30, 2009 as compared to the prior year period.  For the six months ended June 30, 2009, bookings, a measure of the dollar value of the subscription-based services contracted during the period net of cancellations and refunds, declined by 9% when compared to the six months ended June 30, 2008.

	For the Six Months Ended June 30,
	2009	2008 (as restated)	Percent Change
Marketing services:
Advertising and sponsorships	$7,731,540	$12,340,597	-37%
Interactive marketing services (Promotions.com)	1,824,786	3,005,842	-39%
Total	$9,556,326	$15,346,439	-38%

Marketing services revenue for the six months ended June 30, 2009, decreased by 38% when compared to the six months ended June 30, 2008.  We believe that our marketing services businesses were impacted by a poor macro-economic environment, which caused our clients to reduce their overall marketing spending.

Operating Expense

	For the Six Months Ended June 30,
Operating expense:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Cost of services	$15,510,407	54.4%	$15,931,406	43.8%	-3%
Sales and marketing	5,762,836	20.2%	7,393,989	20.3%	-22%
General and administrative	7,971,911	28.0%	8,434,367	23.2%	-5%
Depreciation and amortization	2,678,447	9.4%	2,848,384	7.8%	-6%
Impairment charges	24,137,069	84.7%	-	N/A	N/A
Restructuring and other charge	2,558,810	9.0%	-	N/A	N/A
Total operating expense	$58,619,480		$34,608,146		69%

Cost of services.  Cost of services expense decreased by $0.4 million over the periods.  The decrease was largely the result of lower compensation and related costs totaling approximately $0.3 million resulting from (1) lower salary and temporary help expense approximating $1.6 million due to a reduction of approximately 15% in the average headcount in this expense category, partially offset by (2) higher levels of noncash compensation totaling approximately $0.5 million and (3) incentive compensation accruals totaling approximately $0.8 million.  The year over year savings were also the result of reduced costs in computer services, fulfillment, recruiting and consulting fees, the sum of which totaled approximately $0.5 million, partially offset by increased hosting and internet costs combined with higher fees paid to nonemployees, the sum of which totaled approximately $0.3 million.  Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 54.4% for the six months ended June 30, 2009, as compared to 43.8% the six months ended June 30, 2008, as the Company’s cost cutting initiatives did not reduce costs by as large a percentage as the decline in revenue.

Sales and marketing.  Sales and marketing expense decreased by $1.6 million over the periods.  The decrease was largely the result of reduced advertising and promotion expenditures approximating $0.9 million, together with lower compensation and related costs totaling approximately $0.4 million resulting primarily from reduced commission payments and noncash stock compensation expenses.  Additional savings were the result of lower public relations costs, credit card fees and recruiting expenses, the sum of which approximated $0.3 million.    As a percentage of revenue, sales and marketing expense was 20.2% in the six months ended June 30, 2009, as compared to 20.3% in the six months ended June 30, 2008.

General and administrative.  General and administrative expense decreased by $0.5 million over the periods.  The decrease was partially the result of lower compensation and related costs totaling approximately $0.5 million. The reduced compensation and related costs were primarily related to a reduction of approximately 11% in the average headcount within this expense category and a related decrease in noncash stock compensation cost.  In addition, the decrease in general and administrative expense was the result of reduced costs related to recruiting fees and occupancy costs, the sum of which totaled approximately $0.2 million.  These decreased costs were partially offset by higher consulting and professional fees, the sum of which totaled approximately $0.4 million.  Although the dollar amount of general and administrative expense decreased over the periods, general and administrative expense as a percentage of revenue increased to 28.0% for the six months ended June 30, 2009, as compared to 23.2% the six months ended June 30, 2008, as the percentage cost reduction in this category was less than the Company’s percentage decline in revenue.

Depreciation and amortization.  Depreciation and amortization expense decreased by $0.2 million over the periods.  The decrease is largely attributable to reduced amortization expense resulting from the impairment charges recorded during the three months ended March 31, 2009.  Although the dollar amount of depreciation and amortization expense decreased over the periods, depreciation and amortization expense as a percentage of revenue increased to 9.4% for the six months ended June 30, 2009, as compared to 7.8% the six months ended June 30, 2008, as the percentage cost reduction in this category was less than the Company’s decline in revenue.

Impairment charges.  In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded an impairment charge of $24.1 million, as described below.  As a percentage of revenue, impairment charge was 84.7% in the six months ended June 30, 2009.

•
The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and the Company’s business enterprise value based upon the fair value of its outstanding common and preferred shares.  The fair value of the Company’s goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.  This analysis resulted in an impairment of the Company’s goodwill approximating $19.8 million.  The review also revealed an additional impairment to the Company’s intangible assets related to certain customer relationships and noncompete agreements approximating $2.8 million.

•
The carrying value of the Company’s long-term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity stake in Debtfolio, Inc.  The impairment approximated $1.5 million.

Restructuring and other charges.  In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives.  Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, and effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation.  As a result of these activities, the Company incurred a restructuring and other charge from continuing operations approximating $2.6 million during the six months ended June 30, 2009.  Included in this charge were severance and other payroll related expenses totaling approximately $1.8 million, $0.2 million related to the accelerated vesting of certain restricted stock units, $0.3 million related to the write-off of certain assets, $0.2 million of recruiting fees, and legal fees approximating $0.1 million.  As a percentage of revenue, restructuring and other charges was 9.0% in the six months ended June 30, 2009.

Net Interest Income

	For the Six Months Ended June 30,
	2009	2008 (as restated)	Percent Change
Net interest income	$589,554	$1,086,437	-46%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2009	2008 (as restated)	Change
Provision for income taxes	$16,227,077	$271,621	5,874%

The Company accounts for its income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of June 30, 2009, the Company has approximately $128 million of NOLs and had recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million as of December 31, 2008.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

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

Net Income (loss)

Net loss for the six months ended June 30, 2009 totaled $45.4 million, or $1.48 per basic and diluted share, compared to net income totaling $2.6 million, or $0.09 per basic and $0.07 per diluted share, for the six months ended June 30, 2008.

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds could easily be made available for operating purposes. As of June 30, 2009, the Company’s cash, cash equivalents, marketable securities, and restricted cash amounted to $82.1 million, representing 62% of total assets. The Company’s cash and cash equivalents primarily consisted of money market funds, checking accounts and short-term certificates of deposit. The Company’s marketable securities consisted of approximately $14.8 million of corporate floating rate notes, which mature at various times within the next 31 months, and approximately $1.6 million of two auction rate securities issued by the District of Columbia, with a par value of $1.9 million, currently rated as A by Standard & Poor’s.   The total cash related position of the Company is as follows:

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$63,411,600	$72,399,461
Current and noncurrent marketable securities	16,491,541	1,658,178
Current and noncurrent restricted cash	2,160,371	2,160,371
Total cash and cash equivalents, current and noncurrent restricted cash and current and noncurrent marketable securities	$82,063,512	$76,218,010

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions, although substantially all of the balance is within one institution.  The Company periodically obtains current Dun and Bradstreet reports in order to evaluate the relative credit standing of the six institutions.

Cash generated from operations was sufficient to cover expenses during the six-month period ended June 30, 2009.  Net cash provided by operating activities totaled $9.1 million and $6.6 million for the six-month period ended June 30, 2009 and 2008, respectively.  The increase in net cash provided by operating activities is primarily related to the following:

•
A decrease in the growth of receivables in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily related to improved collection efforts and decreased revenue;

•
An increase in accrued expenses in the six months ended June 30, 2009, primarily related to the Company’s restructuring and incentive compensation accruals, as compared to a decrease in accrued expenses in the six months ended June 30, 2008 primarily related to incentive compensation and professional fees accruals;

•
An increase in the growth of accounts payable in the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, primarily related to the accelerated timing of payments made in the fourth quarter of 2008.

These increases in net cash provided by operating activities were partially offset by a decrease in income from continuing operations, which offset in turn was partially offset by increased noncash expenses.

Net cash used in investing activities of $16.1 million for the six-month period ended June 30, 2009 was primarily the result of the net purchase of marketable securities and capital expenditures.

Net cash used in financing activities of $2.0 million for the six-month period ended June 30, 2009 primarily consisted of cash dividends paid and the purchase of treasury stock.

The Company has a total of $2.2 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted.  The letters of credit serve as security deposits for the Company’s office space in New York City.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months. The Company is committed to cash expenditures in an aggregate amount of approximately $3.7 million through June 30, 2010, in respect of contractual obligations, primarily related to operating leases and employment agreements. Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during both the first and second quarters of 2009, which resulted in cash expenditures of approximately $0.9 million and $1.8 million in the three- and six-month periods ended June 30, 2009, respectively. Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during both the third and fourth quarters of 2009, which resulted in additional cash expenditures of approximately $0.9 million in each period. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

Treasury Stock

As discussed in Note 5 to Notes to Condensed Consolidated Financial Statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the six months ended June 30, 2009, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through June 30, 2009, the Company had withheld an aggregate of 420,048 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that its market risk exposures are immaterial as the Company does not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six financial institutions, although substantially all of the balance is within one institution, and performs periodic evaluations of the relative credit standing of these institutions.  However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Item 4.	Controls and Procedures.

The Company’s management identified a material weakness in the Company’s internal control relating to its revenue accounting in its former Promotions.com subsidiary (“Promotions.com”), which the Company sold in December 2009.  Specifically, the Company determined that it did not have in place adequate systems and documentation to properly record revenue on certain promotional contracts with milestones. The Company also determined that while it recorded revenue, upon delivery, for the value of certain software products that Promotions.com developed and delivered in connection with promotions with respect to which Promotions.com also provided hosting services, the value of such software instead should have been recognized during the hosting period for the applicable promotions, as the software did not have independent utility outside of its use during the applicable promotions. In addition, the Company lacked adequate supervisory and review controls over accounting for promotional services for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide property and services to, and receive property and services from, such parties. Aspects of certain of these transactions were determined by the Company to have lacked economic substance and proper authorization.  As a result of the material weakness described above, management concluded that the Company’s disclosure controls and procedures were not effective within its Promotions.com subsidiary.

The Company has since implemented new processes and controls in the third and fourth quarters of 2009 in order to remediate the material weakness. These actions include implementing a new process for recording Promotions.com revenue transactions, new procedures for the review, tracking and processing of Promotions.com contracts as well as the assignment of new finance personnel responsible for the accounting for these transactions. In addition, the Chief Accounting Officer is reviewing Promotions.com’s contracts to determine the revenue recognized by Promotions.com is in accordance with the revenue recognition standards under U.S. GAAP. These controls were not fully in place as of June 30, 2009.

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of June 30, 2009, the design and operation of these disclosure controls and procedures were not effective.  Nevertheless, the Company believes that, as a result of the process completed to restate its financial results the information contained in this Form 10-Q report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

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

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch, Pierce, Fenner & Smith, Inc. (now part of Bank of America Corporation).  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.    The settlement was approved on October 5, 2009.  Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

In October 2009, the Company was named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleges that defendants infringe U.S. Patent No. 7,508,789, putatively owned plaintiff, related to a certain method of displaying digital data via hyperlinks.  The Company has filed an answer denying liability on a variety of theories.  Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our 2008 Form 10-K/A.

We determined that we had material weaknesses in our internal control over financial reporting as of the end of our most recent fiscal year, December 31, 2008 and for the six months ended June 30, 2009.  While the Company has enacted a plan to remediate such material weakness, there can be no assurance that a material weakness will not arise in the future.  As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 1 – 30, 2009	-	$-	-	$2,678,878
May 1 – 31, 2009	-	$-	-	$2,678,878
June 1 – 30, 2009	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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

The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 28, 2009, and the results of the voting were as follows:

•
The election of James J. Cramer (votes for: 19,545,066; withheld: 7,628,154), Martin Peretz (votes for: 17,891,471; withheld: 9,281,749) and Derek Irwin (votes for: 18,656,909; withheld: 8,516,311)  as Class I directors of the Company, to serve until the annual meeting in 2012 or until their successors are elected and qualified; and

•
The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 (votes for: 26,749,359; votes against: 412,599; abstain: 11,262).

Item 5.	Other Information.

 On May 14, 2009, the “Final Expiration Date” occurred as defined in the Rights Agreement as of May 14, 1999 between the Company and American Stock Transfer & Trust Company, as rights agent.  Consequently, holders of the Company’s Common Stock no longer have any right to acquire Series A Junior Participating Preferred Stock.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission:

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1
Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

*4.2
Certificate of Designation of the Company’s Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 14, 1999, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

*4.3
Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.

*4.4	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.5
Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Term Sheet between the Company and Daryl Otte dated as of May 15, 2009.
10.2	Agreement for Grant of Restricted Stock Units Under 2007 Performance Incentive Plan dated as of June 9, 2009 between the Company and Daryl Otte.
10.3	Change of Control and Severance Agreement dated as of June 9, 2009 between the Company and Daryl Otte.
10.4	Term Sheet between the Company and Gregory Barton dated as of June 2, 2009.
10.5	Notice of Waiver dated April 2, 2009 by James Cramer under Employment Agreement, as amended, between the Company and James Cramer.
10.6	Letter agreement dated April 30, 2009 between the Company and Richard Broitman.
10.7	Letter agreement dated May 8, 2009 between the Company and Eric Ashman.
10.8	Letter agreement dated June 10, 2009 between the Company and Teresa Santos.
31.1	Rule 13a-14(a) Certification of principal executive officer.
31.2	Rule 13a-14(a) Certification of principal financial officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Accounting Officer.

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: February 8, 2010	By:	/s/ Daryl Otte
Name: Daryl Otte
Title: Chief Executive Officer (principal executive officer)

Date: February 8, 2010	By:	/s/ Richard Broitman
Name: Richard Broitman
Title: Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1
Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

*4.2
Certificate of Designation of the Company’s Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on May 14, 1999, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

*4.3
Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of the State of Delaware on November 15, 2007, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.

*4.4	Option to Purchase Common Stock dated November 1, 2007, incorporated by reference to the Company’s Current Report on Form 8-K filed November 6, 2007.
*4.5
Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Term Sheet between the Company and Daryl Otte dated as of May 15, 2009.
10.2	Agreement for Grant of Restricted Stock Units Under 2007 Performance Incentive Plan dated as of June 9, 2009 between the Company and Daryl Otte.
10.3	Change of Control and Severance Agreement dated as of June 9, 2009 between the Company and Daryl Otte
10.4	Term Sheet between the Company and Gregory Barton dated as of June 2, 2009.
10.5	Notice of Waiver dated April 2, 2009 by James Cramer under Employment Agreement, as amended, between the Company and James Cramer.
10.6	Letter agreement dated April 30, 2009 between the Company and Richard Broitman.
10.7	Letter agreement dated May 8, 2009 between the Company and Eric Ashman.
10.8	Letter agreement dated June 10, 2009 between the Company and Teresa Santos.
31.1	Rule 13a-14(a) Certification of principal executive officer.
31.2	Rule 13a-14(a) Certification of principal financial officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Accounting Officer.

* Incorporated by reference.