Form 10-Q
period 2009-09-30
THESTREET COM
filed 2010-02-08
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Explanatory Note

Along with this report TheStreet.com, Inc. (“we,” “us,” the “Company”), is filing its delayed quarterly report for the third quarter of fiscal year 2009 on Form 10-Q.   This Form 10-Q amends the third quarterly report on Form 10-Q for the fiscal year 2008 of TheStreet.com, Inc. which Form 10-Q originally was filed on November 7, 2008 (the “Original Form 10-Q”). The amendment is a result of the restatement of the Company’s interim condensed consolidated financial statements and related financial information for the three and nine months ended September 30, 2008 (“2008 Financial Information”).

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

ii

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended September 30, 2009

iii

Part I – FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(As Restated - Note 1)
assets
Current Assets:
Cash and cash equivalents	$60,486,534	$72,441,294
Restricted cash	500,000	516,951
Marketable securities	2,816,411	-
Accounts receivable, net of allowance for doubtful accounts of $129,918 as of September 30, 2009 and $358,989 as of December 31, 2008	5,508,175	11,167,297
Other receivables	268,841	647,596
Deferred taxes	-	2,546,743
Prepaid expenses and other current assets	1,817,184	1,884,247
Assets held for sale	5,208,494	-
Total current assets	76,605,639	89,204,128

Property and equipment, net of accumulated depreciation and amortization of $12,557,033 as of September 30, 2009 and $10,250,181 as of December 31, 2008	8,011,657	9,672,779
Marketable securities	17,461,005	1,658,178
Long term investment	555,000	2,042,970
Other assets	77,710	122,197
Goodwill	20,181,000	40,024,076
Other intangibles, net	8,003,942	13,630,900
Deferred taxes	-	13,570,047
Restricted cash	1,660,371	1,762,079
Total assets	$132,556,324	$171,687,354

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,078,814	$280,469
Accrued expenses	5,791,362	2,784,902
Deferred revenue	16,918,187	16,495,712
Other current liabilities	181,431	205,838
Liabilities of discontinued operations	223,204	225,925
Liabilities held for sale	1,997,576	-
Total current liabilities	27,190,574	19,992,846
Other liabilities	885,447	79,896
Total liabilities	28,076,021	20,072,742

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2009 and December 31, 2008; the aggregate liquidation preference totals $55,000,000 as of September 30, 2009 and December 31, 2008	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,598,461 shares issued and 30,516,727 shares outstanding as of September 30, 2009, and 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008	365,985	362,625
Additional paid-in capital	270,621,024	271,271,574
Accumulated other comprehensive income (loss)	389,777	(290,000)
Treasury stock at cost; 6,081,734 shares as of September 30, 2009 and 5,883,652 shares as of December 31, 2008	(10,411,952)	(9,900,284)
Accumulated deficit	(156,484,586)	(109,829,358)
Total stockholders’ equity	104,480,303	151,614,612
Total liabilities and stockholders’ equity	$132,556,324	$171,687,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
		(As Restated - Note 1)		(As Restated - Note 1)
	(unaudited)		(unaudited)
Net revenue:
Premium services	$9,373,672	$10,244,212	$28,310,049	$31,293,620
Marketing services	5,861,932	6,804,425	15,418,258	22,150,864
Total net revenue	15,235,604	17,048,637	43,728,307	53,444,484

Operating expense:
Cost of services	7,156,120	8,359,563	22,666,527	24,290,969
Sales and marketing	3,005,218	3,550,363	8,768,054	10,944,352
General and administrative	5,213,582	4,589,851	13,185,493	13,024,218
Depreciation and amortization	1,206,916	1,481,670	3,885,363	4,330,054
Impairment charges	-	-	24,137,069	-
Restructuring and other charges	169,692	-	2,728,502	-
Total operating expense	16,751,528	17,981,447	75,371,008	52,589,593
Operating (loss) income	(1,515,924)	(932,810)	(31,642,701)	854,891
Net interest income	186,342	345,675	775,896	1,432,112
Gain on sales of marketable securities	34,684	-	295,430	-
Other income	-	-	153,677	-
(Loss) income from continuing operations before income taxes	(1,294,898)	(587,135)	(30,417,698)	2,287,003
(Benefit) provision for income taxes	-	106,364	16,227,077	377,985
(Loss) income from continuing operations	(1,294,898)	(693,499)	(46,644,775)	1,909,018
Discontinued operations:
Loss from discontinued operations	1,846	3,079	10,453	7,895
Net (loss) income	(1,296,744)	(696,578)	(46,655,228)	1,901,123
Preferred stock cash dividends	96,424	96,424	289,272	289,272
Net (loss) income attributable to common stockholders	$(1,393,168)	$(793,002)	$(46,944,500)	$1,611,851

Basic net (loss) income per share
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(1.53)	$0.06
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.05)	(0.03)	(1.53)	0.06
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net (loss) income attributable to common stockholders	$(0.05)	$(0.03)	$(1.54)	$0.05

Diluted net (loss) income per share
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(1.53)	$0.05
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.05)	(0.03)	(1.53)	0.05
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	-
Net (loss) income attributable to common stockholders	$(0.05)	$(0.03)	$(1.54)	$0.05

Weighted average basic shares outstanding	30,606,216	30,482,949	30,574,361	30,442,955
Weighted average diluted shares outstanding	30,606,216	30,482,949	30,574,361	34,713,061

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2009	2008
		(As Restated - Note 1)
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(46,655,228)	$1,901,123
Loss from discontinued operations	10,453	7,895
(Loss) income from continuing operations	(46,644,775)	1,909,018
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Stock-based compensation expense	2,158,815	2,639,208
Provision for doubtful accounts	183,049	410,000
Depreciation and amortization	3,885,363	4,330,054
Valuation allowance on deferred taxes	16,116,790	-
Impairment charges	24,137,069	-
Restructuring and other charges	428,868	-
Deferred rent	941,954	146,470
Changes in operating assets and liabilities:
Accounts receivable	2,697,628	(1,174,755)
Other receivables	41,966	134,556
Prepaid expenses and other current assets	(240,864)	(157,942)
Other assets	8,009	63,883
Accounts payable	1,857,748	807,600
Accrued expenses	2,809,201	(1,859,338)
Deferred revenue	2,074,634	1,039,292
Other current liabilities	183,477	161,770
Other liabilities	(31,596)	(50,681)
Net cash provided by continuing operations	10,607,336	8,399,135
Net cash used in discontinued operations	(13,174)	(13,134)
Net cash provided by operating activities	10,594,162	8,386,001

Cash Flows from Investing Activities:
Purchase of marketable securities	(29,204,799)	(26,589,234)
Sale of marketable securities	11,265,338
Business combinations, net of cash received	-	(106,252)
Long term investment	-	(1,392,976)
Capital expenditures	(1,697,251)	(4,001,552)
Proceeds from the sale of fixed assets	-	28,153
Net cash used in investing activities	(19,636,712)	(32,061,861)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	-	588,874
Costs associated with the sale of preferred stock	-	(125,000)
Cash dividends paid on common stock	(2,392,651)	(2,318,640)
Cash dividends paid on preferred stock	(289,272)	(385,696)
Restricted cash	-	(41,709)
Purchase of treasury stock	(230,287)	(325,729)
Net cash used in financing activities	(2,912,210)	(2,607,900)
Net decrease increase in cash and cash equivalents	(11,954,760)	(26,283,760)
Cash and cash equivalents, beginning of period	72,441,294	79,170,754
Cash and cash equivalents, end of period	$60,486,534	$52,886,994
Supplemental disclosures of cash flow information:
Cash payments made for interest	$7,880	$31,399
Cash payments made for income taxes	$322,395	$544,241

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.            DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc. together with its wholly owned subsidiaries, (“we”, “us” or the “Company”), is a leading digital financial media company.  Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a growing audience of self-directed investors and the institutions that serve them.  We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, widgets, email services, mobile devices, podcasts and online video channels.  We also syndicate our content for distribution by financial institutions and other media organizations.

Basis of Presentation and Restatement of September 30, 2008 Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

The Company is restating its previously filed September 30, 2008 interim condensed consolidated financial statements (“2008 Financial Information”) to correct inaccuracies related to the timing of recognition of revenue within the Company’s former Promotions.com subsidiary which the Company sold in December 2009.  The restatement of the 2008 Financial Information as well as the restatement of the December 31, 2008 consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2008, June 30, 2008 and December 31, 2008, result in reduced revenue in certain quarters, and increased revenue in other quarters, as compared to results previously reported; reduced expense in certain quarters, as compared to results previously reported; and reduced net income (or increased net loss) in certain quarters, and reduced net loss in other quarters, as compared to results previously reported.  The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate.  Throughout the interim condensed consolidated financial statements, the term “as previously reported” will be used to refer to balances from the September 2008 interim condensed consolidated financial statements as reported prior to this restatement.

The impact of the restatement on the Company’s Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 is as follows:

	Unaudited
	For the Three Months Ended September 30, 2008
	As Filed	Adjustment	As Restated
Net revenue:
Paid services	$10,244,212	$-	$10,244,212
Marketing services	6,478,367	326,058	6,804,425
Total net revenue	16,722,579	326,058	17,048,637

Operating expense:
Cost of services	8,405,002	(45,439)	8,359,563
Sales and marketing	3,550,363	-	3,550,363
General and administrative	4,589,851	-	4,589,851
Depreciation and amortization	1,481,670	-	1,481,670
Total operating expense	18,026,886	(45,439)	17,981,447
Operating loss	(1,304,307)	371,497	(932,810)
Net interest income	345,675	-	345,675
Loss from continuing operations before income taxes	(958,632)	371,497	(587,135)
Provision for income taxes	106,364	-	106,364
Loss from continuing operations	(1,064,996)	371,497	(693,499)
Discontinued operations:
Loss from discontinued operations	3,079	-	3,079
Net loss	(1,068,075)	371,497	(696,578)
Preferred stock cash dividends	96,424	-	96,424
Net loss attributable to common stockholders	$(1,164,499)	$371,497	$(793,002)

Basic net loss per share:
Loss from continuing operations	$(0.04)		$(0.03)
Loss from discontinued operations	(0.00)		(0.00)
Net loss	(0.04)		(0.03)
Preferred stock dividends	(0.00)		(0.00)
Net loss attributable to common stockholders	$(0.04)		$(0.03)

Diluted net loss per share:
Loss from continuing operations	$(0.04)		$(0.03)
Loss from discontinued operations	(0.00)		(0.00)
Net loss	(0.04)		(0.03)
Preferred stock dividends	(0.00)		(0.00)
Net loss attributable to common stockholders	$(0.04)		$(0.03)

Weighted average basic shares outstanding	30,482,949		30,482,949
Weighted average diluted shares outstanding	30,482,949		30,482,949

	Unaudited
	For the Nine Months Ended September 30, 2008
	As Filed	Adjustment	As Restated
Net revenue:
Paid services	$31,293,620	$-	$31,293,620
Marketing services	24,065,875	(1,915,011)	22,150,864
Total net revenue	55,359,495	(1,915,011)	53,444,484

Operating expense:
Cost of services	24,427,285	(136,316)	24,290,969
Sales and marketing	10,944,352	-	10,944,352
General and administrative	13,024,218	-	13,024,218
Depreciation and amortization	4,330,054	-	4,330,054
Total operating expense	52,725,909	(136,316)	52,589,593
Operating income	2,633,586	(1,778,695)	854,891
Net interest income	1,432,112	-	1,432,112
Income from continuing operations before income taxes	4,065,698	(1,778,695)	2,287,003
Provision for income taxes	377,985	-	377,985
Income from continuing operations	3,687,713	1,778,695	1,909,018
Discontinued operations:
Loss from discontinued operations	7,895	-	7,895
Net income	3,679,818	(1,778,695)	1,901,123
Preferred stock cash dividends	289,272	-	289,272
Net income attributable to common stockholders	$3,390,546	$(1,778,695)	$1,611,851

Basic net loss per share:
Loss from continuing operations	$0.12		$0.06
Loss from discontinued operations	(0.00)		(0.00)
Net loss	0.12		0.06
Preferred stock dividends	(0.01)		(0.01)
Net loss attributable to common stockholders	$0.11		$0.05

Diluted net loss per share:
Loss from continuing operations	$0.11		$0.05
Loss from discontinued operations	(0.00)		(0.00)
Net loss	0.11		0.05
Preferred stock dividends	-		-
Net loss attributable to common stockholders	$0.11		$0.05

Weighted average basic shares outstanding	30,442,955		30,442,955
Weighted average diluted shares outstanding	34,713,061		34,713,061

The restatement did not have a material impact on the Company’s interim consolidated balance sheet as of September 30, 2008 or its cash flows from operating, investing and financing activities for the nine months ended September 30, 2008.

A summary of the Company's critical accounting policies and estimates can be found in our 2008 Form 10-K/A, as filed with the SEC on February 8, 2010 (the “2008 Form 10-K/A”).  During the nine months ended September 30, 2009, we changed a critical accounting policy related to our Promotions.com business:  whereas in prior periods, we accounted for revenue for Promotions.com primarily on a percentage of completion basis, we have determined that we did not have in place adequate systems to identify and document the occurrence of milestones.  Promotions.com generates revenues from website design, promotion management and hosting services.  The Company typically enters into arrangements on a fixed fee basis.  Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performs website design services and hosts the software.  Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform.  Hosting services are recognized straight-line over the hosting period.

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

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly EITF 07-5), Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock, (“ASC 815-40”).  ASC 815-40 provides framework for determining whether an instrument is indexed to an entity’s own stock.  The adoption of ASC 815-40 did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.

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

In April 2009, the Company adopted ASC 825-10 (formerly FSP 107-1), Interim Disclosure about Fair Value of Financial Instruments (“ASC 825-10”).  ASC 825-10 amends ASC 825-10 (formerly SFAS No. 107), Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  ASC 825-10 also amends ASC 270-10 (formerly APB Opinion No. 28), Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  ASC 825-10 is effective for interim reporting periods after June 15, 2009.  The Company elected early adoption of ASC 825-10 for the quarter ended March 31, 2009.  The implementation of ASC 825-10 did not have a material effect on the Company’s condensed consolidated financial statements reflected in this report.

In April 2009, the Company adopted ASC 820-10 (formerly FSP No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10”).  ASC 820-10 provides additional guidance for estimating fair value in accordance with ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively. The Company elected early adoption of ASC 820-10 for the quarter ended March 31, 2009.  The implementation of ASC 820-10 did not have a material effect on the Company’s condensed consolidated financial statements reflected in this report.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16 (formerly SFAS No. 166, Accounting for Transfers of Financial Assets - An amendment of FASB Statement No. 140). ASU 2009-16 removes the concept of a qualifying special-purpose entity (QSPE) from ASC 860-10 (formerly SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities) and removes the exception from applying ASC 810-10 (formerly FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited.  ASU 2009-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46R). ASU 2009-17 amends ASC 810-10 (formerly FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited.  ASU 2009-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105-10”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of ASC 105-10, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of ASC 105-10 did not have a material effect on the Company’s condensed consolidated financial statements reflected in this report.

In April 2009, the Company adopted ASC 320-10 (formerly FSP FAS 115-2 and ASC 958-320 (formerly FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments” (”ASC 320-10” and ”ASC 958-320”), which amends ASC 320-10 (formerly SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities” and ASC 958-320 (formerly SFAS No. 124), “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. ASC 320-10 and ASC 958-320 were adopted for the period ended June 30, 2009. ASC 320-10 and ASC 958-320 did not have a material impact on the Company’s condensed consolidated financial statements reflected in this report.  See Note 3 — Fair Value Measurements for further information.

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), “Revenue Recognition: Multiple-Element Arrangements” (“ASU 2009-13”) which is effective for annual periods ending after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple element arrangements will be allocated on the basis of the relative selling price of each deliverable. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

2.	MARKETABLE SECURITIES

The Company holds investments in corporate floating rate notes totaling approximately $18.3 million, which mature at various times within the next 35 months, and in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.875 million.  The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.  The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10.  The Company classifies these securities as available for sale and are reported at fair value.  Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net income. See Note 13 to Notes to Condensed Consolidated Financial Statements.

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

Financial assets and liabilities included in our financial statements and measured at fair value as of September 30, 2009 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$60,486,534	$60,486,534	$—	$—
Marketable securities (2)	20,277,416	18,467,416	—	1,810,000
Long term investment (3)	555,000	—	—	555,000
Total at fair value	$81,318,950	$78,953,950	$—	$2,365,000

(1)	Cash and cash equivalents, totaling $60,486,534, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)
Marketable securities consist of corporate floating rate notes for which we determine fair value through quoted market prices.  Marketable securities also consist of two municipal ARS issued by the District of Columbia. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process.  Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.  For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our statement of operations.  As of September 30, 2009, the Company determined there was a decline in the fair value of its ARS investments of $65,000, which was deemed temporary and was included within accumulated other comprehensive income.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS.  The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)
Long term investment consists of an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site.  The investment totaled $1,850,000 for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity.  The impairment charge approximated $1.5 million.  There have been no additional events during the three months ended September 30, 2009 that would indicate any additional impairment.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at January 1, 2009	$1,658,178
Transfers to Level 1	(48,178)
Increase in fair value of investment	225,000
Redemption of Auction Rate Security	(25,000)
Balance at September 30, 2009	$1,810,000

4.	STOCK-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s 2008 Form 10-K/A.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2008 Form 10-K/A.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. No employee stock options were granted during the nine months ended September 30, 2009.  The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2008 was $3.56, using the Black-Scholes model with the weighted-average assumptions presented below.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Expected option lives	3.5 years
Expected volatility	47.57%
Risk-free interest rate	2.37%
Expected dividend yield	0.83%

As of September 30, 2009, there remained 1,015,947 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”).  In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $573,221 and $2,158,815 of non-cash stock-based compensation for the three and nine month periods ended September 30, 2009, respectively, as compared to $986,076 and $2,639,208 for the three and nine month periods ended September 30, 2008, respectively.  As of September 30, 2009, there was approximately $5.6 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.32 years.

A summary of the activity of the 1998 Plan and 2007 Plan is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2008	2,617,782	$6.37
Restricted stock units granted	735,021	$0.00
Shares issued under restricted stock units	(432,545)	$0.00
Options cancelled	(525,540)	$6.99
Restricted stock units forfeited	(87,857)	$0.00
Awards outstanding at March 31, 2009	2,306,861	$5.64
Restricted stock units granted	650,000	$0.00
Shares issued under restricted stock units	(3,370)	$0.00
Options cancelled	(570,717)	$8.26
Restricted stock units forfeited	(116,729)	$0.00
Awards outstanding at June 30, 2009	2,266,045	$3.66
Restricted stock units granted	492,088	$0.00
Options cancelled	(218,556)	$10.52
Restricted stock units forfeited	(20,690)	$0.00
Awards outstanding at September 30, 2009	2,518,887	$2.38	$5,215	3.18
Awards vested and expected to vest at September 30, 2009	2,254,488	$2.60	$4,490	3.23
Options exercisable at September 30, 2009	485,008	$8.04	$0	1.72
Restricted stock eligible to be issued at September 30, 2009 pursuant to restricted stock units	0	$0.00	$0	N/A

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2009 and changes in the nine month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2008	1,609,990	$5.70
Shares underlying restricted stock units granted	1,877,109	$2.52
Shares underlying options vested	(379,033)	$3.59
Shares underlying restricted stock units vested	(435,915)	$6.73
Shares underlying options cancelled	(412,996)	$3.61
Shares underlying restricted stock units forfeited	(225,276)	$4.78
Shares underlying awards unvested at September 30, 2009	2,033,879	$3.41

For the nine months ended September 30, 2009 and 2008, the total fair value of share-based awards vested was $4,294,742 and $2,382,064, respectively.  For the nine months ended September 30, 2009 and 2008, the total intrinsic value of options exercised was $0 (no options were exercised) and $1,152,566, respectively.  For the nine months ended September 30, 2009 and 2008, zero and 572,106 stock options, respectively, and 1,877,109 and 458,371 restricted stock units, respectively, were granted to employees of the Company.  Additionally, for the nine months ended September 30, 2009 and 2008, zero and 138,368 stock options, respectively, were exercised, and 435,915 and 118,041 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0.4 million, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Preferred Stock

There have been no changes to the terms of the Company’s preferred stock from those that were described in the Company’s 2008 Form 10-K/A.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the nine-month periods ended September 30, 2009 and 2008, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7,321,122.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan,, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers, and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through September 30, 2009, the Company had withheld an aggregate of 420,048 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Dividends

On September 30, 2009, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on September 15, 2009.  These dividends totaled approximately $0.9 million. Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during the fourth quarter of 2009, which resulted in additional cash expenditure of approximately $0.9 million.  The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

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

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the three-month periods ended September 30, 2009 and 2008, approximately 3.9 million and 3.9 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss.  For the nine-month periods ended September 30, 2009 and 2008, approximately 3.2 million and 2.4 million options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and, with respect to the nine months ended September 30, 2009, because the Company recorded a net loss.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008 (As restated)	2009	2008 (As restated)
Basic net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(1,294,898)	$(693,499)	$(46,644,775)	$1,909,018
Loss from discontinued operations	(1,846)	(3,079)	(10,453)	(7,895)
Preferred stock cash dividends	(96,424)	(96,424)	(289,272)	(289,272)
Numerator for basic earnings per share -
Net (loss) income available to common stockholders	$(1,393,168)	$(793,002)	$(46,944,500)	$1,611,851

Denominator:
Weighted average basic shares outstanding	30,606,216	30,482,949	30,574,361	30,442,955

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(1.53)	$0.06
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net (loss) income available to common stockholders	$(0.05)	$(0.03)	$(1.54)	$0.05

Diluted net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(1,294,898)	$(693,499)	$(46,644,775)	$1,909,018
Loss from discontinued operations	(1,846)	(3,079)	(10,453)	(7,895)
Preferred stock cash dividends	(96,424)	(96,424)	(289,272)	-
Numerator for diluted earnings per share -
Net (loss) income available to common stockholders	$(1,393,168)	$(793,002)	$(46,944,500)	$1,901,123

Denominator:
Weighted average basic shares outstanding	30,606,216	30,482,949	30,574,361	30,442,955
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	-	-	-	413,164
Convertible preferred stock	-	-	-	3,856,942
Weighted average diluted shares outstanding	30,606,216	34,482,949	30,574,361	34,713,061

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.05)	$(0.03)	$(1.53)	$0.05
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	-
Net (loss) income available to common stockholders	$(0.05)	$(0.03)	$(1.54)	$0.05

8.	INCOME TAXES

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

As of September 30, 2009, the Company has approximately $128 million of net operating loss carryforwards (“NOLs”) and had recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million as of December 31, 2008.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, marketable securities and restricted cash. The Company maintains all of its cash, cash equivalents, marketable securities and restricted cash in six domestic financial institutions, although substantially all of the balance is within one institution.  The Company performs periodic evaluations of the relative credit standing of the six institutions.  As of September 30, 2009, the Company’s cash and cash equivalents primarily consisted of money market funds, checking accounts and short-term certificates of deposit. The Company’s marketable securities consisted of approximately $18.3 million of corporate floating rate notes, which mature at various times within the next 35 months, and two auction rate securities issued by the District of Columbia with a par value of $1.875 million.

For the three and nine month periods ending September 30, 2009, no individual client accounted for 10% or more of consolidated revenue.

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

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a Web-based personal finance site.  The investment totaled $1,850,000 for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity.  The impairment charge approximated $1.5 million.  There have been no additional events during the three months ended September 30, 2009 that would indicate any additional impairment.

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

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives.  Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, and effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation.  As a result of these activities, the Company incurred restructuring and other charges from continuing operations approximating $2.7 million during the nine months ended September 30, 2009.  Included in this charge were severance and other payroll related expenses, totaling approximately $1.8 million, $0.2 million related to the accelerated vesting of certain restricted stock units, $0.3 million related to the write-off of certain assets, $0.2 million of recruiting fees, and legal fees approximating $0.2 million.

Total cash outlay for the restructuring and other charge will approximate $2.3 million, of which approximately $0.8 million is included in accrued expenses on the Company’s consolidated balance sheet as of September 30, 2009.

  The following table displays the activity of the restructuring and other charge reserve account from the initial charges during the first quarter 2009 through September 30, 2009:

	Intial Charge	Q1 Payments	Q1 2009 Other Deductions	Balance March 31, 2009	Q2 Additions	Q2 Payments	Balance June 30, 2009	Q3 Additions	Q3 Payment	Balance September 30, 2009
Workforce reduction	$1,741,752	$(243,598)	$(186,091)	$1,312,063	$574,281	$(643,503)	$1,242,841	$169,692	$(582,613)	$829,920
Asset write-off	242,777	-	(242,777)	-	-	-	-	-	-	-
	$1,984,529	$(243,598)	$(428,868)	$1,312,063	$574,281	$(643,503)	$1,242,841	$169,692	$(582,613)	$829,920

13.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008 (As restated)	2009	2008 (As restated)
Net (loss) income	$(1,296,744)	(696,578)	$(46,655,228)	$1,901,123
Recovery of temporary impairment of ARS	225,000	-	225,000	-
Unrealized gain on marketable securities	489,461	-	838,103	-
Reclass from AOCI to earnings due to sale	(34,684)	-	(295,430)	-
Comprehensive (loss) income	$(616,967)	$(696,578)	$(45,887,555)	$1,901,123

14.	DISCONTINUED OPERATIONS

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

During the second quarter of 2009, the Company began seeking a buyer for its Promotions.com subsidiary (“Promotions.com”).  As a result, the assets and liabilities that can be specifically related to the Promotions.com operations have been classified in the condensed consolidated balance sheet as of September 30, 2009 as assets and liabilities held for sale. The Company has ceased depreciation and amortization on these assets and all amounts have been recorded at their estimated fair values, less selling costs, and consist of the following at September 30, 2009:

ASSETS
Cash and cash equivalents	$40,052
Restricted cash	16,951
Accounts receivable	2,778,445
Other receivables	55,408
Prepaid expenses and other current assets	198,997
Property and equipment	636,522
Other assets	24,778
Other intangibles, net	1,355,633
Restricted cash	101,708
Total assets held for sale	$5,208,494

LIABILITIES
Accounts payable	$59,403
Accrued expenses	135,741
Deferred revenue	1,652,159
Other current liabilities	135,752
Other liabilities	14,521
Total liabilities held for sale	$1,997,576

16.	SUBSEQUENT EVENTS

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

The following unaudited pro forma financial information for the nine months ended September 30, 2009 and 2008, gives effect to the acquisition by the Company of Kikucall as if the acquisition had occurred on January 1, 2008:

	2009	2008
Total revenue	$44,680,616	$54,385,148
Net income	$(46,879,218)	$921,694

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

A summary of the Company's critical accounting policies and estimates can be found in our 2008 Form 10-K/A, as filed with the SEC on February 8, 2010 (the “2008 Form 10-K/A”).  During the nine months ended September 30, 2009, we changed a critical accounting policy related to our Promotions.com business:  whereas in prior periods, we accounted for revenue for Promotions.com primarily on a percentage of completion basis, we have determined that we did not have in place adequate systems to identify and document the occurrence of milestones.  Promotions.com generates revenues from website design, promotion management and hosting services.  The Company typically enters into arrangements on a fixed fee basis.  Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performs website design services and hosts the software.  Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform.  Hosting services are recognized straight-line over the hosting period.

Restatement of 2008 Period Results

As previously discussed in this Form 10-Q, the Company has restated its previously issued interim condensed consolidated financial statements for the period ended September 30, 2008 and as its December 31, 2008 consolidated financial statements and the interim consolidated financial statements for the quarters ended March 31, 2008, June 30, 2008 and December 31, 2008. Restated amounts have been identified with the wording “as restated”. The 2008 period results discussed below reflect the results reported in our 2008 Form 10-K/A.

Results of Operations

Comparison of Three Months Ended September 30, 2009 and September 30, 2008 (as restated)

Revenue

	For the Three Months Ended September 30,
Revenue:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Premium services	$9,373,672	62%	$10,244,212	60%	-8%
Marketing services	5,861,932	38%	6,804,425	40%	-14%
Total revenue	$15,235,604	100%	$17,048,637	100%	-11%

Premium services.  Premium service revenue is comprised of subscriptions, licenses and fees for access to its investment information and rate services. Revenue is recognized ratably over the contract period.

Premium services revenue for the three months ended September 30, 2009 decreased by 8% when compared to the three months ended September 30, 2008.  The decrease is primarily attributable to a 9% decrease in revenue from the Company’s equity investment information services and a 37% decrease in revenue from its equity ratings services, related to the end of the global research settlement arranged by former New York State Attorney General Eliot Spitzer with several major Wall Street brokerage firms.  The settlement period ended in July 2009 and thus contributed only one month of revenue during the three months ended September 30, 2009.  Settlement revenue for the seven months ended July 31, 2009 approximated $1.2 million.  These decreases were partially offset by a 9% increase in revenue from the Company’s bank rate information services.

 The revenue decline in the equity investment information services is a result of a decline in the number of subscribers and the value of booked subscription contracts in the three months ended September 30, 2009 as compared to the prior year period.  During the three months ended September 30, 2009, the Company launched new marketing initiatives resulting in bookings, a measure of the dollar value of the subscription-based services contracted during the period net of cancellations and refunds, to increase by 11% when compared to the three months ended September 30, 2008.

Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within the Company’s services and for interactive marketing work performed by the Company’s Promotions.com business.

	For the Three Months Ended September 30,
	2009	2008 (as restated)	Percent Change
Marketing services:
Advertising and sponsorships	$4,303,958	$5,436,633	-21%
Interactive marketing services (Promotions.com)	1,557,974	1,367,792	14%
Total	$5,861,932	$6,804,425	-14%

Marketing services revenue for the three months ended September 30, 2009, decreased by 14% when compared to the three months ended September 30, 2008.  We believe that our marketing services businesses were impacted by a poor macro-economic environment, which caused our clients to reduce their overall marketing spending.

Operating Expense
	For the Three Months Ended September 30,
Operating expense:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Cost of services	$7,156,120	47.0%	$8,359,563	49.1%	-14%
Sales and marketing	3,005,218	19.7%	3,550,363	20.8%	-15%
General and administrative	5,213,582	34.2%	4,589,851	26.9%	14%
Depreciation and amortization	1,206,916	7.9%	1,481,670	8.7%	-19%
Restructuring and other charges	169,692	1.1%	-	N/A	N/A
Total operating expense	$16,751,528		$17,981,447		-7%

Cost of services.  Cost of services expense includes compensation, benefits and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $1.2 million over the periods.  The decrease was largely the result of lower compensation and related costs totaling approximately $0.8 million resulting from a reduction of approximately 17% in the average headcount in this expense category. Additionally, the Company achieved savings related to hosting and internet costs combined with reduced fees paid to nonemployees, the sum of which totaled approximately $0.4 million, partially offset by increased consulting fees totaling approximately $0.1 million.

Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

Sales and marketing expense decreased by approximately $0.5 million over the periods.  The decrease was largely the result of reduced advertising and promotion expenditures approximating $0.6 million, together with lower compensation and related costs totaling approximately $0.1 million resulting from a reduction of approximately 8% in the average headcount in this expense category.  These savings were partially offset by increased consulting fees approximating $0.1 million.

General and administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance, and other office expenses.

General and administrative expense increased by approximately $0.6 million over the periods. The increase was primarily the result of onetime costs related to a review of the recording of certain revenue in a non-core business, Promotions.com, totaling approximately $1.3 million, partially offset by (1) lower compensation and related costs totaling approximately $0.2 million, primarily related to a reduction of approximately 9% in the average headcount within this expense category, and (2) reduced costs related to occupancy and bad debt expense, the sum of which totaled approximately $0.3 million.

Depreciation and amortization.  Depreciation and amortization expense decreased by approximately $0.3 million over the periods.  The decrease is largely attributable to reduced amortization expense resulting from the impairment charges recorded during the three months ended March 31, 2009, partially offset by increased amortization of Web site and software development costs.

Restructuring and other charges.  In March 2009, the Company announced and implemented a reorganization plan to align the Company’s resources with its strategic business objectives.  As a result of these activities, the Company has incurred a restructuring and other charge from continuing operations approximating $0.2 million during the three months ended September 30, 2009.

Net Interest Income

	For the Three Months Ended September 30,
	2009	2008 (As restated)	Percent Change
Net interest income	$186,342	$345,675	-46%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Three Months Ended September 30,
	2009	2008 (As restated)	Change
Benefit (provision) for income taxes	$-	$(106,364)	N/A

The Company accounts for its income taxes in accordance with ASC 740-10 (formerly SFAS No. 109), Accounting for Income Taxes (“ASC 740-10”).  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of September 30, 2009, the Company has approximately $128 million of net operating loss carryforwards (“NOLs”) and had recorded a full valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

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

Net Loss

Net loss for the three months ended September 30, 2009 totaled $1,296,744, or $0.05 per basic and diluted share, compared to net loss totaling $696,578, or $0.03 per basic and diluted share, for the three months ended September 30, 2008.

Comparison of Nine Months Ended September 30, 2009 and September 30, 2008 (as restated)

Revenue

	For the Nine Months Ended September 30,
Revenue:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Premium services	$28,310,049	65%	$31,293,620	59%	-10%
Marketing services	15,418,258	35%	22,150,864	41%	-30%
Total revenue	$43,728,307	100%	$53,444,484	100%	-18%

Premium services revenue for the nine months ended September 30, 2009 decreased by 10% when compared to the nine months ended September 30, 2008.  The decrease is primarily attributable to a 12% decrease in revenue from the Company’s equity investment information services and a 16% decrease in revenue from its equity ratings services, primarily related to the end of the global research settlement arranged by former New York State Attorney General Eliot Spitzer with several major Wall Street brokerage firms.  The settlement period ended in July 2009 and thus contributed only seven months of revenue during the nine months ended September 30, 2009.  Settlement revenue for the seven months ended July 31, 2009 approximated $1.2 million.  These decreases were partially offset by a 7% increase in revenue from the Company’s bank rate information services.

 The revenue decline in the equity investment information services is a result of a decline in the number of subscribers and the value of booked subscription contracts in the nine months ended September 30, 2009 as compared to the prior year period.  For the nine months ended September 30, 2009, bookings, a measure of the dollar value of the subscription-based services contracted during the period net of cancellations and refunds, declined by 6% when compared to the nine months ended September 30, 2008.  However, during the three months ended September 30, 2009, the Company launched new marketing initiatives resulting in bookings to increase by 11% when compared to the three months ended September 30, 2008.

	For the Nine Months Ended September 30,
	2009	2008 (As restated)	Percent Change
Marketing services:
Advertising and sponsorships	$12,035,497	$17,777,230	-32%
Interactive marketing services (Promotions.com)	3,382,761	4,373,634	-23%
Total	$15,418,258	$22,150,864	-30%

Marketing services revenue for the nine months ended September 30, 2009, decreased by 30% when compared to the nine months ended September 30, 2008.  We believe that our marketing services businesses were impacted by a poor macro-economic environment, which caused our clients to reduce their overall marketing spending.

Operating Expense

	For the Nine Months Ended September 30,
Operating expense:	2009	Percent of Total Revenue	2008 (As restated)	Percent of Total Revenue	Percent Change
Cost of services	$22,666,527	51.8%	$24,290,969	45.5%	-7%
Sales and marketing	8,768,054	20.1%	10,944,352	20.5%	-20%
General and administrative	13,185,493	30.2%	13,024,218	24.4%	1%
Depreciation and amortization	3,885,363	8.9%	4,330,054	8.1%	-10%
Impairment charges	24,137,069	55.2%	-	N/A	N/A
Restructuring and other charge	2,728,502	6.2%	-	N/A	N/A
Total operating expense	$75,371,008		$52,589,593		43%

Cost of services.  Cost of services expense decreased by approximately $1.6 million over the periods.  The decrease was largely the result of lower compensation and related costs totaling approximately $1.1 million resulting from (1) lower salary and temporary help expense approximating $2.6 million due to a reduction of approximately 15% in the average headcount in this expense category, partially offset by (2) higher levels of noncash compensation totaling approximately $0.3 million and (3) incentive compensation accruals totaling approximately $1.3 million.  The year over year savings were also the result of reduced costs in fulfillment, recruiting and employee travel and related expenses, the sum of which totaled approximately $0.4 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 51.8% for the nine months ended September 30, 2009, as compared to 45.5% the nine months ended September 30, 2008, as the Company’s cost cutting initiatives did not reduce costs by as large a percentage as the decline in revenue.

Sales and marketing.  Sales and marketing expense decreased by approximately $2.2 million over the periods.  The decrease was largely the result of reduced advertising and promotion expenditures approximating $1.5 million, together with lower compensation and related costs totaling approximately $0.5 million resulting primarily from reduced commission payments, noncash stock compensation expenses and salaries due to a reduction of approximately 5% in the average headcount in this expense category.  Additional savings were the result of lower public relations costs, and employee travel and related expenses, the sum of which approximated $0.3 million.  These savings were partially offset by increased consulting fees totaling approximately $0.2 million.

General and administrative.  General and administrative expense increased by approximately $0.2 million over the periods.  The increase was primarily the result of onetime costs related to a review of the recording of certain revenue in a non-core business, Promotions.com, totaling approximately $1.3 million, together with increased consulting fees totaling approximately $0.3 million.  These increased costs were partially offset by reduced compensation and related costs related to a reduction of approximately 10% in the average headcount within this expense category, combined with lower occupancy costs, recruiting fees and bad debt expense, the sum of which totals approximately $1.1 million.

Depreciation and amortization.  Depreciation and amortization expense decreased by approximately $0.4 million over the periods.  The decrease is largely attributable to reduced amortization expense resulting from the impairment charges recorded during the three months ended March 31, 2009.  Although the dollar amount of depreciation and amortization expense decreased over the periods, depreciation and amortization expense as a percentage of revenue increased to 8.9% for the nine months ended September 30, 2009, as compared to 8.1% in the nine months ended September 30, 2008, as the Company’s cost cutting initiatives did not reduce costs by as large a percentage as the decline in revenue.

Impairment charges.  In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded a noncash impairment charge of $24.1 million, as described below.  As a percentage of revenue, impairment charge was 55.2% in the nine months ended September 30, 2009.

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

Restructuring and other charges.  In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives.  Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, and effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation.  As a result of these activities, the Company incurred a restructuring and other charge from continuing operations approximating $2.7 million during the nine months ended September 30, 2009.  Included in this charge were severance and other payroll related expenses totaling approximately $1.8 million, $0.2 million related to the accelerated vesting of certain restricted stock units, $0.3 million related to the write-off of certain assets, $0.2 million of recruiting fees, and legal fees approximating $0.2 million.  As a percentage of revenue, restructuring and other charges was 6.2% in the nine months ended September 30, 2009.

Net Interest Income

	For the Nine Months Ended September 30,
	2009	2008 (As restated)	Percent Change
Net interest income	$775,896	$1,432,112	-46%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Nine Months Ended September 30,
	2009	2008 (As restated)	Change
Provision for income taxes	$16,227,077	$377,985	4,193%

The Company accounts for its income taxes in accordance with ASC 740-10 (formerly SFAS No. 109), Accounting for Income Taxes (“ASC 740-10”).  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of September 30, 2009, the Company has approximately $128 million of NOLs and had recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million as of December 31, 2008.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for the current year, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

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

Net (Loss) Income

Net loss for the nine months ended September 30, 2009 totaled $46.7 million, or $1.53 per basic and diluted share, compared to net income totaling $1.9 million, or $0.06 per basic and $0.05 per diluted share, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds could easily be made available for operating purposes. As of September 30, 2009, the Company’s cash, cash equivalents, marketable securities, and restricted cash amounted to $82.9 million, representing 63% of total assets. The Company’s cash and cash equivalents primarily consisted of money market funds, checking accounts and short-term certificates of deposit.  The Company’s marketable securities consisted of approximately $18.3 million of corporate floating rate notes, which mature at various times within the next 35 months, and approximately $1.8 million of two auction rate securities issued by the District of Columbia, with a par value of $1.9 million, currently rated as A by Standard & Poor’s.   The total cash related position of the Company is as follows:

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$60,486,534	$72,441,294
Current and noncurrent marketable securities	20,277,416	1,658,178
Current and noncurrent restricted cash	2,160,371	2,279,030
Total cash and cash equivalents, current and noncurrent restricted cash and current and noncurrent marketable securities	$82,924,321	$76,378,502

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

Cash generated from operations was sufficient to cover expenses during the nine-month period ended September 30, 2009.  Net cash provided by operating activities totaled $10.6 million and $8.4 million for the nine-month period ended September 30, 2009 and 2008, respectively.  The increase in net cash provided by operating activities is primarily related to the following:

•
An increase in accrued expenses in the nine months ended September 30, 2009, primarily related to the Company’s incentive compensation and restructuring accruals, as compared to a decrease in accrued expenses in the nine months ended September 30, 2008 primarily related to incentive compensation, professional fees and tax related accruals;

•	A decrease in receivables in the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, primarily related to improved collection efforts and decreased revenue;
•	An increase in deferred revenue in the nine months ended September 30, 2009, as compared to a decrease during the nine months ended September 30, 2008; and
•	A decrease in the net assets held for sale primarily related to a decrease in receivables and a noncash asset impairment.

These increases in net cash provided by operating activities were partially offset by a decrease in income from continuing operations, which offset in turn was partially offset by increased noncash expenses.

Net cash used in investing activities of $19.6 million for the nine-month period ended September 30, 2009 was primarily the result of the net purchase of marketable securities and capital expenditures.

Net cash used in financing activities of $2.9 million for the nine-month period ended September 30, 2009 primarily consisted of cash dividends paid and the purchase of treasury stock.

The Company has a total of $2.2 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and is therefore restricted.  The letters of credit serve as security deposits for the Company’s office space in New York City.

The Company believes that its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least the next 12 months.  The Company is committed to cash expenditures in an aggregate amount of approximately $4.1 million through September 30, 2010, in respect of contractual obligations, primarily related to operating leases and employment agreements. Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during each of the first three quarters of 2009, which resulted in cash expenditures of approximately $0.9 million and $2.7 million in the three- and nine-month periods ended September 30, 2009, respectively.  Additionally, the Company’s Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock during the fourth quarter of 2009, which resulted in additional cash expenditure of approximately $0.9 million.  The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

Treasury Stock

As discussed in Note 5 to Notes to Condensed Consolidated Financial Statements, in December 2000 the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the nine months ended September 30, 2009, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through September 30, 2009, the Company had withheld an aggregate of 420,048 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

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

The Company has since implemented new processes and controls in the third and fourth quarters of 2009 in order to remediate the material weakness. These actions include implementing a new process for recording Promotions.com revenue transactions, new procedures for the review, tracking and processing of Promotions.com contracts as well as the assignment of new finance personnel responsible for the accounting for these transactions. In addition, the Chief Accounting Officer is reviewing Promotions.com’s contracts to determine the revenue recognized by Promotions.com is in accordance with the revenue recognition standards under U.S. GAAP. These controls were not fully in place as of September 30, 2009.

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of September 30, 2009, the design and operation of these disclosure controls and procedures were not effective.  Nevertheless, the Company believes that, as a result of the process completed to restate its financial results the information contained in this Form 10-Q report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

July 1 – 31, 2009	-	$-	-	$2,678,878
August 1 – 31, 2009	-	$-	-	$2,678,878
September 1 – 30, 2009	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Form of Agreement of Grant of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.
10.2	Form of Agreement of Grant Cash Performance Award Agreement Under the Company’s 2007 Performance Incentive Plan.
10.3	Agreement of Grant of Restricted Stock Units dated July 14, 2009 between Gregory Barton and the Company.
10.4	Severance Agreement dated July 14, 2009 between Gregory Barton and the Company.
31.1	Rule 13a-14(a) Certification of principal executive officer.
31.2	Rule 13a-14(a) Certification of principal financial officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Accounting Officer.

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Form of Agreement of Grant of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.
10.2	Form of Agreement of Grant of Cash Performance Award Under the Company’s 2007 Performance Incentive Plan.
10.3	Agreement of Grant of Restricted Stock Units dated July 14, 2009 between Gregory Barton and the Company.
10.4	Severance Agreement dated July 14, 2009 between Gregory Barton and the Company.
31.1	Rule 13a-14(a) Certification of principal executive officer.
31.2	Rule 13a-14(a) Certification of principal financial officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Accounting Officer.

* Incorporated by reference.