Form 10-Q/A
period 2009-03-31
THESTREET COM
filed 2010-02-17
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of February 11, 2010)
Common Stock, par value $0.01 per share	31,538,727

Explanatory Note

This Form 10-Q/A amends the quarterly report on Form 10-Q for the quarter ended March 31, 2009 of TheStreet.com, Inc. (“we,” “us,” the “Company”), which Form 10-Q originally was filed on May 11, 2009 (the “Original Form 10-Q”). The amendment is a result of the restatement of the Company’s interim condensed consolidated financial statements and related financial information for the three months ended March 31, 2008 (“2008 Financial Information”).  In addition, the inaccuracies described below that led to the restatement of the 2008 Financial Information also had an immaterial impact on the Company’s interim condensed consolidated financial statements for the three months ended March 31, 2009.  The 2009 period results referenced in this Form 10-Q/A have been revised to correct for such inaccuracies.

The Company is restating its previously filed 2008 Financial Information to correct inaccuracies in its Promotions.com subsidiary (which the Company sold in December 2009) resulting from and requiring adjustments to revenue and expenses for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide property and services to, and receive property and services from, such parties and due to errors in the timing of recognition of revenue.  Aspects of certain of these transactions were determined by the Company to have lacked economic substance and proper authorization.  The restatement of the 2008 Financial Information resulted in reduced revenue,  reduced expense and reduced net income for the three months ended March 31, 2008, as compared to results previously reported.  The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate.  Throughout the interim condensed consolidated financial statements, the term “as previously reported” will be used to refer to balances from the fiscal 2008 interim condensed consolidated financial statements as reported prior to this restatement.

Because this Form 10-Q/A sets forth the Original Form 10-Q in its entirety, it includes items that have been changed as a result of the restatement (including the correction of the inaccuracies previously reported for the three months ended March 31, 2009) and items that are unchanged from the Original Form 10-Q.  Other than the revising of the disclosures relating to the restatement (including the correction of the inaccuracies previously reported for the three months ended March 31, 2009), this Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-Q/A that were not directly impacted by the restatement, which should be read in their historical context. However, the following items have been amended solely as a result of, and to reflect, the restatement (including the correction of the inaccuracies previously reported for the three months ended March 31, 2009):

Part I, Item 1 – Interim Condensed Consolidated Financial Statements

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 1A – Risk Factors

Part II, Item 6 – Exhibits

The Company is including currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Accounting Officer that are attached to this Form 10-Q/A as Exhibits 31 and 32.

ii

TheStreet.com, Inc.
Form 10-Q/A

For the Three Months Ended March 31, 2009

iii

Part I – FINANCIAL INFORMATION

Item 1.          Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(As Restated – Note 1)
assets
Current Assets:
Cash and cash equivalents	$64,523,771	$72,441,294
Restricted cash	516,951	516,951
Accounts receivable, net of allowance for doubtful accounts of $403,343 as of March 31, 2009 and $531,092 as of December 31, 2008	7,159,381	11,167,297
Other receivables	535,221	647,596
Deferred taxes	-	2,546,743
Prepaid expenses and other current assets	1,852,152	1,884,247
Total current assets	74,587,476	89,204,128

Property and equipment, net of accumulated depreciation and amortization of $12,055,343 as of March 31, 2009 and $11,250,569 as of December 31, 2008	9,214,182	9,672,779
Marketable securities	13,249,652	1,658,178
Long term investment	555,000	2,042,970
Other assets	133,118	122,197
Goodwill	20,181,000	40,024,076
Other intangibles, net	10,213,454	13,630,900
Deferred taxes	-	13,570,047
Restricted cash	1,762,079	1,762,079
Total assets	$129,895,961	$171,687,354

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$930,977	$280,469
Accrued expenses	4,718,313	2,784,902
Deferred revenue	17,304,992	16,495,712
Other current liabilities	431,800	205,838
Current liabilities of discontinued operations	222,424	225,925
Total current liabilities	23,608,506	19,992,846
Other liabilities	265,939	79,896
Total liabilities	23,874,445	20,072,742

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2009 and December 31, 2008; the aggregate liquidation preference totals $55,000,000 as of March 31, 2009 and December 31, 2008	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 36,595,091 shares issued and 30,617,572 shares outstanding as of March 31, 2009, and 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008	365,951	362,625
Additional paid-in capital	271,504,084	271,271,574
Accumulated other comprehensive income	(190,140)	(290,000)
Treasury stock at cost; 5,977,519 shares as of March 31, 2009 and 5,883,652 shares as of December 31, 2008	(10,130,571)	(9,900,284)
Accumulated deficit	(155,527,863)	(109,829,358)
Total stockholders’ equity	106,021,516	151,614,612
Total liabilities and stockholders’ equity	$129,895,961	$171,687,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2009	2008
		(As restated – Note 1)
	(unaudited)
Net revenue:
Paid services	$9,507,441	$10,759,469
Marketing services	3,993,022	7,232,557
Total net revenue	13,500,463	17,992,026

Operating expense:
Cost of services	8,245,710	7,610,688
Sales and marketing	2,976,907	3,763,595
General and administrative	4,541,678	4,355,545
Depreciation and amortization	1,470,737	1,263,604
Impairment charges	24,137,069	-
Restructuring and other charge	1,984,529	-
Total operating expense	43,356,630	16,993,432
Operating (loss) income	(29,856,167)	998,594
Net interest income	230,137	686,194
Other income	153,677	-
(Loss) income from continuing operations before income taxes	(29,472,353)	1,684,788
Provision for income taxes	(16,227,077)	(145,928)
(Loss) income from continuing operations	(45,699,430)	1,538,860
Discontinued operations:
Income (loss) from discontinued operations	925	(2,731)
Net (loss) income	(45,698,505)	1,536,129
Preferred stock cash dividends	96,424	96,424
Net (loss) income attributable to common stockholders	$(45,794,929)	$1,439,705

Basic net (loss) income per share
(Loss) income from continuing operations	$(1.50)	$0.05
Income (loss) from discontinued operations	0.00	(0.00)
Net (loss) income	(1.50)	0.05
Preferred stock cash dividends	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(1.50)	$0.05

Diluted net (loss) income per share
(Loss) income from continuing operations	$(1.50)	$0.04
Income (loss) from discontinued operations	0.00	(0.00)
Net (loss) income	(1.50)	0.04
Preferred stock cash dividends	(0.00)	-
Net (loss) income attributable to common stockholders	$(1.50)	$0.04

Weighted average basic shares outstanding	30,495,300	30,392,980
Weighted average diluted shares outstanding	30,495,300	34,615,221

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2009	2008
		(As restated – Note 1)
	(unaudited)
Cash Flows from Operating Activities:
Net (loss) income	$(45,698,505)	$1,536,129
(Income) loss from discontinued operations	(925)	2,731
(Loss) income from continuing operations	(45,699,430)	1,538,860
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,243,613	701,097
Provision for doubtful accounts	72,858	-
Depreciation and amortization	1,470,737	1,263,604
Valuation allowance on deferred taxes	16,116,790	-
Noncash impairment charges	24,137,069	-
Noncash restructuring and other charge	428,868	-
Deferred rent	352,320	81,113
Changes in operating assets and liabilities:
Accounts receivable	3,935,057	844,357
Other receivables	112,375	21,456
Prepaid expenses and other current assets	(26,789)	(233,669)
Other assets	(14,821)	30,841
Accounts payable	650,508	(167,086)
Accrued expenses	1,600,411	(683,955)
Deferred revenue	809,280	1,428,356
Other current liabilities	165,628	75,566
Other liabilities	(15,877)	(11,248)
Net cash provided by continuing operations	5,338,597	4,889,292
Net cash used in discontinued operations	(2,576)	(8,939)
Net cash provided by operating activities	5,336,021	4,880,353

Cash Flows from Investing Activities:
Purchase of marketable securities	(11,491,614)	-
Business combinations, net of cash received	-	(106,252)
Capital expenditures	(647,948)	(1,390,341)
Proceeds from the sale of fixed assets	-	28,153
Net cash used in investing activities	(12,139,562)	(1,468,440)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	-	449,486
Costs associated with the sale of preferred stock	-	(125,000)
Cash dividends paid on common stock	(787,271)	(766,231)
Cash dividends paid on preferred stock	(96,424)	(192,848)
Purchase of treasury stock	(230,287)	(325,729)
Restricted cash	-	(41,709)
Net cash used in financing activities	(1,113,982)	(1,002,031)
Net (decrease) increase in cash and cash equivalents	(7,917,523)	2,409,882
Cash and cash equivalents, beginning of period	72,441,294	77,262,521
Cash and cash equivalents, end of period	$64,523,771	$79,672,403

Supplemental disclosures of cash flow information:
Cash payments made for interest	$2,446	$10,306
Cash payments made for income taxes	$146,658	$314,436

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

Basis of Presentation and Restatement of March 31, 2008 Interim Condensed Consolidated Financial Statements

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

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K/A (“2008 Form 10-K/A”) for the year ended December 31, 2008, filed with the Securities and Exchange Commission (“SEC”) on February 8, 2010.

The Company is restating its previously filed March 31, 2008 interim condensed consolidated financial statements and related financial information (“2008 Financial Information”) to correct inaccuracies in its Promotions.com subsidiary (which the Company sold in December 2009) resulting from and requiring adjustments to revenue and expenses for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which the Company contracted both to provide property and services to, and receive property and services from, such parties and due to errors in the timing of recognition of revenue. Aspects of certain of these transactions were determined by the Company to have lacked economic substance and proper authorization. The restatement of the 2008 Financial Information resulted in reduced revenue, reduced expense and reduced net income for the three months ended March 31, 2008, as compared to results previously reported. The restatement does not affect the Company’s previously reported cash, cash equivalents, restricted cash and marketable securities.

In addition, the inaccuracies described above that led to the restatement of the 2008 Financial Information had an immaterial impact on the Company’s interim condensed consolidated financial statements for the three months ended March 31, 2009. The 2009 period results referenced in this Form 10-Q/A have been revised to correct for such inaccuracies and other immaterial errors, and resulted in a decrease to marketing services revenue of $526,000, a decrease to operating expenses of $503,000 and a decrease to net loss of $23,000.

Restated balances for items of the 2008 Financial Information have been identified with the notation “As Restated” where appropriate. Throughout the interim condensed consolidated financial statements, the term “as previously reported” will be used to refer to balances from the March 2008 interim condensed consolidated financial statements as reported prior to this restatement.

The impact of the restatement on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2008 is as follows:

	Unaudited
	For the Three Months Ended March 31, 2008
	As Filed	Adjustment	As Restated
Net revenue:
Paid services	$10,759,469	$-	$10,759,469
Marketing services	8,188,516	(955,959)	7,232,557
Total net revenue	18,947,985	(955,959)	17,992,026

Operating expense:
Cost of services	7,656,127	(45,439)	7,610,688
Sales and marketing	3,763,595	-	3,763,595
General and administrative	4,355,545	-	4,355,545
Intangible asset impairment	-	-	-
Depreciation and amortization	1,263,604	-	1,263,604
Total operating expense	17,038,871	(45,439)	16,993,432
Operating income (loss)	1,909,114	(910,520)	998,594
Net interest income	686,194	-	686,194
Gain on sale of marketable security	-	-	-
Income (loss) from continuing operations before income taxes	2,595,308	(910,520)	1,684,788
(Provision) benefit for income taxes	(145,928)	-	(145,928)
Income (loss) from continuing operations	2,449,380	(910,520)	1,538,860
Discontinued operations:
Loss on disposal of discontinued operations	2,731	-	2,731
Loss from discontinued operations	2,731	-	2,731
Net income (loss)	2,446,649	(910,520)	1,536,129
Preferred stock cash dividends	96,424	-	96,424
Net income (loss) attributable to common stockholders	$2,350,225	$(910,520)	$1,439,705

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.08		$0.05
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income (loss)	0.08		0.05
Preferred stock dividends	(0.00)		(0.00)
Net income (loss) attributable to common stockholders	$0.08		$0.05

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.07		$0.04
Loss on disposal of discontinued operations	(0.00)		(0.00)
Net income (loss)	0.07		0.04
Preferred stock dividends	-		-
Net income (loss) attributable to common stockholders	$0.07		$0.04

Weighted average basic shares outstanding	30,392,980		30,392,980
Weighted average diluted shares outstanding	34,615,221		34,615,221

The restatement did not have a material impact on the Company’s interim consolidated balance sheet as of March 31, 2008 or its cash flows from operating, investing and financing activities for the three months ended March 31, 2008.

A summary of the Company's critical accounting policies and estimates can be found in our 2008 Form 10-K/A, as filed with the SEC on February 8, 2010. During the six months ended June 30, 2009, we changed a critical accounting policy related to our Promotions.com business: whereas in prior periods, we accounted for revenue for Promotions.com primarily on a percentage of completion basis, we have determined that we did not have in place adequate systems to identify and document the occurrence of milestones. Promotions.com generates revenues from website design, promotion management and hosting services. The Company typically enters into arrangements on a fixed fee basis. Revenue generated from website design services are recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performs Web site design services and hosts the software. Revenues from promotions management services are recognized straight-line over the promotion period as the promotion is designed to only operate on Promotions.com proprietary platform. Hosting services are recognized straight-line over the hosting period.

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

Effective January 1, 2009 the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). Upon adoption of SFAS 160, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity. The Company is required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statement of operations. The effect of this pronouncement did not have a material impact on the current financial position or results of operations. However, the effect of this pronouncement may be material in the future dependent upon each specific acquisition, which may or may not occur in the current or future periods as the Company does not have any noncontrolling interests.

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

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2009	2008
		(As Restated – Note 1)
Basic net (loss) income per share Numerator:
(Loss) income from continuing operations	$(45,699,430)	$1,538,860
Income (loss) on disposal of discontinued operations	925	(2,731)
Preferred stock cash dividends	(96,424)	(96,424)
Numerator for basic earnings per share -
Net (loss) income attributable to common stockholders	$(45,794,929)	$1,439,705

Denominator:
Weighted average basic shares outstanding	30,495,300	30,392,980

Net (loss) income per basic share:
(Loss) income from continuing operations	$(1.50)	$0.05
Income (loss) on disposal of discontinued operations	0.00	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(1.50)	$0.05

Dilutive net income (loss) per share Numerator:
(Loss) income from continuing operations	$(45,699,430)	$1,538,860
Income (loss) on disposal of discontinued operations	925	(2,731)
Preferred stock cash dividends	(96,424)	-
Numerator for diluted earnings per share - Net (loss) income attributable to common stockholders	$(45,794,929)	$1,536,129

Denominator:
Weighted average basic shares outstanding	30,495,300	30,392,980
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	-	365,299
Convertible preferred stock	-	3,856,942
Weighted average diluted shares outstanding	30,495,300	34,615,221

Net (loss) income per diluted share:
(Loss) income from continuing operations	$(1.50)	$0.04
Income (loss) on disposal of discontinued operations	0.00	(0.00)
Preferred stock cash dividends	(0.00)	-
Net (loss) income attributable to common stockholders	$(1.50)	$0.04

8.	INCOME TAXES

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

The fair value of the Company’s goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities. The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and the Company’s business enterprise value based upon the fair value of its outstanding common and preferred shares. This analysis resulted in an impairment of the Company’s goodwill approximating $19.8 million. The review also revealed an impairment to the Company’s intangible assets related to certain customer relationships and noncompete agreements approximating $2.8 million.

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

Effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation. In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause. The Company recorded a charge approximating $0.9 million in March of 2009, inclusive of approximately $0.2 million related to the accelerated vesting of certain restricted stock units, representing amounts payable to him through the upcoming twelve month period.

The following table displays the activity of the restructuring and other charge reserve account from the initial charges through March 31, 2009:

	Initial Charge	Deductions	Balance March 31, 2009
Workforce reduction	$1,741,752	$(429,689)	$1,312,063
Asset write-off	242,777	(242,777)	-
	$1,984,529	$(672,466)	$1,312,063

13.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	For the Three Month Ended March 31,
	2009	2008
		(As Restated – Note 1)
Net (loss) income	$(45,698,505)	$1,536,129
Unrealized gain on marketable securities	99,860	-
Total comprehensive income	$(45,598,645)	$1,536,129

14.	SUBSEQUENT EVENT

On April 27, 2009, the Company’s Chief Financial Officer tendered his resignation, effective May 8, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All statements contained in this quarterly report on Form 10-Q/A that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this quarterly report, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K/A for the year ended December 31, 2008. Certain forward-looking statements may be identified by terms such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “forecasts”, “potential”, or “continue” or similar terms or the negative of these terms. All statements relating to the Company’s plans, strategies and objectives are deemed forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company has no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

A summary of the Company's critical accounting policies and estimates can be found in our Annual Report on Form 10-K/A for the year ended December 31, 2008, as filed with the SEC on February 8, 2010. During the three months ended March 31, 2009, there were no significant changes in our critical accounting policies and estimates.

Restatement of 2008 Period Results

As previously discussed in this Form 10-Q/A, the Company has restated its previously issued interim condensed consolidated financial statements for the period ended March 31, 2008 and as its December 31, 2008 consolidated financial statements and the interim condensed consolidated financial statements for the quarters ended June 30, 2008, September 30, 2008 and December 31, 2008. Restated amounts have been identified with the wording “as restated”.

Results of Operations

Comparison of Three Months Ended March 31, 2009 and March 31, 2008 (as restated)

Revenue

	For the Three Months Ended March 31,
	2009	Percent of Total Revenue	2008 (As Restated – Note 1)	Percent of Total Revenue	Percent Change
Revenue:
Paid services	$9,507,441	70%	$10,759,469	60%	-12%
Marketing services	3,993,022	30%	7,232,557	40%	-45%
Total revenue	$13,500,463	100%	$17,992,026	100%	-25%

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

	For the Three Months Ended March 31,
	2009	2008 (As Restated – Note 1)	Percent Change
Paid services:
Subscription	$6,766,778	$8,046,390	-16%
Syndication, licensing and information services	2,740,663	2,713,079	1%
Total	$9,507,441	$10,759,469	-12%

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

	For the Three Months Ended March 31,
	2009	2008 (As Restated – Note 1)	Percent Change
Marketing services:
Advertising	$3,163,825	$5,962,745	-47%
Interactive marketing services	829,197	1,269,812	-35%
Total	$3,993,022	$7,232,557	-45%

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

Interactive marketing services revenue for the three months ended March 31, 2009 decreased by 35% when compared to the three months ended March 31, 2008. We believe that our interactive marketing services business was impacted by a poor macro-economic environment, which caused our clients to reduce their overall marketing spending.

Operating Expense

	For the Three Months Ended March 31,
	2009	Percent of Total Revenue	2008 (As Restated – Note 1)	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$8,245,710	61.1%	$7,610,688	42.3%	8%
Sales and marketing	2,976,907	22.1%	3,763,595	20.9%	-21%
General and administrative	4,541,678	33.6%	4,355,545	24.2%	4%
Depreciation and amortization	1,470,737	10.9%	1,263,604	7.0%	16%
Impairment charges	24,137,069	178.8%	-	N/A	N/A
Restructuring and other charge	1,984,529	14.7%	-	N/A	N/A
Total operating expense	$43,356,630		$16,993,432		155%

Cost of services. Cost of services expense includes compensation and benefits for the Company’s editorial, technology, marketing services, ratings analyst and video staff, as well as fees paid to non-employee content providers, expenses for contract programmers and developers, communication lines and other technology costs.

As a percentage of revenue, cost of services expense was 61.1% for the three months ended March 31, 2009, as compared to 42.3% for the three months ended March 31, 2008. The $0.6 million increase in the dollar amount of cost of services over the periods was largely the result of increased compensation costs totaling approximately $0.6 million. Although the average headcount within this expense category decreased by 12% when comparing the three months ended March 31, 2009 and 2008, total compensation increased due to higher levels of noncash compensation totaling approximately $0.6 million and incentive compensation accruals totaling approximately $0.4 million, partially offset by reduced salaries and related taxes and benefits totaling approximately $0.4 million. The Company also experienced increased costs related to revenue sharing arrangements and hosting fees, the sum of which increased by approximately $0.3 million over the periods, These increased costs were partially offset by decreased costs associated with computer maintenance, fulfillment and consulting fees, the sum of which totaled approximately $0.3 million.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, content distribution fees, and compensation expense for the direct sales force and customer service departments.

Although the dollar amount of sales and marketing expense decreased for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, sales and marketing expense as a percentage of revenue increased to 22.1% for the three months ended March 31, 2009, as compared to 20.9% the three months ended March 31, 2008. The $0.8 million decrease in the dollar amount of sales and marketing expense over the periods was largely the result of decreased advertising and promotion expenditures approximating $0.3 million, together with reduced consulting fees, statistical services, credit card fees, public relations and recruiting fees, the sum of which totaled approximately $0.3 million.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, equipment rental and other office expenses.

As a percentage of revenue, general and administrative expense was 33.6% in the three months ended March 31, 2009, as compared to 24.2% in the three months ended March 31, 2008. The $0.2 million increase in the dollar amount of general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $0.1 million. Although the average headcount within this expense category decreased by 10% when comparing the three months ended March 31, 2009 and 2008, total compensation increased due to higher levels of incentive compensation accruals totaling approximately $0.1 million. In addition, the increase in general and administrative expense was the result of increased costs related to bad debt expense, consulting and professional fees, the sum of which totaled approximately $0.4 million. These increased costs were partially offset by reduced recruiting fees and employee incentive costs, the sum of which totaled approximately $0.1 million.

Depreciation and amortization. As a percentage of revenue, depreciation and amortization expense was 10.9% in the three months ended March 31, 2009, as compared to 7.0% in the three months ended March 31, 2008. The $0.2 million increase in the dollar amount of depreciation and amortization expense over the periods is largely attributable to depreciation of capitalized costs associated with the redesign of TheStreet.com and development of the MainStreet.com Web sites, and higher depreciation costs due to increased capital expenditures.

Impairment charges. As a percentage of revenue, impairment charge was 178.8% in the three months ended March 31, 2009. In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value. As a result of this test, the Company recorded a noncash impairment charge of $24.1 million.

Restructuring and other charge. As a percentage of revenue, restructuring and other charge was 14.7% in the three months ended March 31, 2009. In March 2009, the Company announced and implemented a reorganization plan to align the Company’s resources with its strategic business objectives. As a result of this plan, the Company incurred a restructuring charge from continuing operations approximating $1.0 million during the three months ended March 31, 2009. Included in this charge were severance and other payroll related expenses totaling approximately $0.8 million associated with an approximate six percent reduction in the Company’s workforce.Effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation. In connection with his resignation, the Company agreed to make severance payments to him consistent with amounts that would have been payable to him under his severance agreement had his employment been terminated without cause. The Company recorded a charge approximating $0.9 million in March of 2009 related to this event.

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

Net (Loss) Income

Net loss for the three-month period ended March 31, 2009 totaled $45,698,505, or $1.50 per basic and diluted share, compared to net income totaling $1,536,129, or $0.05 per basic and $0.04 per diluted share, for the three-month period ended March 31, 2008.

Liquidity and Capital Resources

The Company has generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds could easily be made available for operating purposes. As of March 31, 2009, the Company’s cash, cash equivalents, marketable securities, and restricted cash amounted to $80,052,453, representing 62% of total assets.

Marketable securities include two municipal auction rate securities (“ARS”) issued by the District of Columbia, currently rated as AA- by Standard & Poor’s. Typically, the fair value of ARS investments approximates par value due to the frequent resets through the auction process. Due to recent events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income whereas other-than-temporary impairment charges are recorded in our statement of operations. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS as of December 31, 2008. The assumptions used in preparing the discounted cash flow model included estimates for interest rate, timing and amount of cash flows and expected holding period of ARS. Based upon this assessment of fair value, the Company determined that there was a decline in the fair value of its ARS investments of $290,000, which was deemed temporary, and was included within accumulated other comprehensive income for the year ended December 31, 2008. Company management believes that the fair value of the ARS has not materially changed from its December 31, 2008 carrying value.

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

The Company has since implemented new processes and controls in the third and fourth quarters of 2009 in order to remediate the material weakness. These actions include implementing a new process for recording Promotions.com revenue transactions, new procedures for the review, tracking and processing of Promotions.com contracts as well as the assignment of new finance personnel responsible for the accounting for these transactions. In addition, the Chief Accounting Officer is reviewing Promotions.com’s contracts to determine the revenue recognized by Promotions.com is in accordance with the revenue recognition standards under U.S. GAAP. These controls were not in place as of March 31, 2009.

The Company carried out, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the quarterly period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of March 31, 2009, the design and operation of these disclosure controls and procedures were not effective.  Nevertheless, the Company believes that, as a result of the process completed to restate its financial results the information contained in this Form 10-Q/A report fairly presents, in all material respects, the financial condition and results of operations of the Company for the periods presented.

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

Item 1A.           Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the material we discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect our business, financial condition or future results.

We determined that we had material weaknesses in our internal control over financial reporting as of the end of our most recent fiscal year, December 31, 2008 and for the three months ended March 31, 2009.  While the Company has enacted a plan to remediate such material weakness, there can be no assurance that a material weakness will not arise in the future.  As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

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

THESTREET.COM, INC.

Date: February 17, 2010	By:	/s/ Daryl Otte
Name: Daryl Otte
Title: Chief Executive Officer (principal executive officer)

Date: February 17, 2010	By:	/s/ Richard Broitman
Name: Richard Broitman
Title: Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

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