Form 10-K
period 2009-12-31
THESTREET COM
filed 2010-03-30
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
COMMISSION FILE NUMBER 0-25779

THESTREET.COM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	06-1515824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 15th Floor New York, New York	10005 (Zip code)
(Address of principal executive offices)

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant as required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2009 as reported by Nasdaq, was approximately $54 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding
Title of Each Class	at March 10, 2010
Common Stock, $0.01 par value	31,548,827

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET.COM, INC.
2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

ii

THESTREET.COM, INC.
2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business.

Special Note Regarding Forward-Looking Statements – all statements contained in this Report that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time.  Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms.  All statements relating to our plans, strategies and objective are deemed forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

Overview

TheStreet.com, Inc. together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company.  We provide our readers and advertisers with a variety of subscription-based and advertising-supported content and tools through a range of online platforms, including web sites, mobile devices, email services, widgets, blogs, podcasts and online video channels.  Our goal is to be the primary independent source of reliable and actionable investing ideas, news and analysis, financial data and analytical tools for a growing audience of self-directed investors, as well as to assist advertisers desiring to connect with our passionate, affluent audience.

We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary web site.  Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a major source of subscribers to a variety of our premium subscription products.  Our subscription products – which include a paid web site, RealMoney, and several paid email products, including Actions Alerts PLUS, Breakout Stocks and ETF Action – are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication.  The majority of our subscription revenue derives from annual subscriptions, although some products also are offered on a monthly subscription basis.

We believe we are one of the first companies to successfully create a large scale, consumer-focused, digital premium services content business.  We believe we have been able to successfully build our premium services business because we have established a track record for almost 15 years of providing high quality, independent investing ideas that have produced financial value for our readers.  We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.  Steps we intend to take in this regard include the following:  first, we will focus on creating additional subscription products, at various price points, to more precisely target the needs of investors willing to pay for high quality, actionable investing ideas, analysis, data and tools.  Second, we will continue to refine our marketing strategy, seeking to identify cost-effective promotional opportunities with a variety of third-party media providers, improving our efficiency in promoting our offerings in our own expanding collection of properties and expanding direct sales efforts by a growing internal sales force.  Third, we will seek continually to ensure and enhance the quality and competitiveness of our products and to make them available on the widest choice of digital platforms.

In addition to our consumer-focused subscription products, our premium services business also includes information services revenue from our RateWatch business, which maintains a constantly-updated database of financial rate and fee data collected from more than 70,000 financial institutions (at the branch level), including certificate of deposit, money market account, savings account, checking account, home mortgage, home equity loan, credit card and auto loan rates.  This information is sold to banks and financial institutions on an annual subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients, and also serves as the foundation for the data available on BankingMyWay, a free advertising-supported web site that enables consumers to search for the most competitive local and national rates from the RateWatch data.  Our premium services revenue also includes revenue generated from syndication and licensing of certain of our content, including data from TheStreet.com Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 16,000 mutual funds and exchange-traded funds (ETFs) and more than 5,000 stocks.  We intend to expand our licensing arrangements to make certain of our proprietary content available in channels we do not presently serve.  Premium services contributed 63% of our total revenue in 2009, as compared to 58% in 2008 and 59% in 2007.

Our advertising-supported properties, which include TheStreet, Stockpickr, MainStreet and BankingMyWay, attract one of the largest and most affluent audiences of any digital publisher in our content vertical.  We believe our flagship site, TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category since the early days of the consumer Internet, is regarded as a must-buy for our core online brokerage advertisers, and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our active, affluent audience.  We believe we are able to command pricing for our advertising inventory that is strong relative to most web sites.  We sell banner, tile and sponsorship advertising exclusively through our experienced internal sales force and also generate revenue from contextual and search-based advertising provided by third party technology providers.

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported web sites, as well as on select paid subscription sites;

•	advertisement placements in our free email newsletters and stand-alone emails sent on behalf of our advertisers to our registered users; and

•	advertisements in TheStreet TV, TheStreet Mobile, RSS feeds, blogs and in our podcasts.

We also generated interactive marketing services revenue from our former Promotions.com subsidiary, which we acquired in August 2007 and sold in December 2009.  Promotions.com implemented online and mobile interactive promotions – including sweepstakes, instant win games and customer loyalty programs – for some of the world’s largest brands.  Including Promotions.com, advertising and marketing services contributed 37% of our total revenue in 2009, as compared to 42% in 2008 and 41% in 2007.

We will seek to increase the traffic to our network of web sites both by expanding the range of content we offer (which may include repurposing content from one site to address the needs of another site) and by expanding our relationships with third parties having larger audiences.  We believe our expertise at monetizing our content offerings through a variety of sources, and the value we have built in our brand over the past 15 years as a leading voice in our content vertical – as well as our independence from any larger media organization – enables us to successfully partner with a variety of high-traffic web sites and portals, providing expertise in our content category under arrangements that provide benefits to both our partners and ourselves.

Marketing

We pursue a variety of sales and marketing initiatives to sell subscriptions to our premium services, increase traffic to our sites, license our content, expose our brands, and build our customer databases.  These initiatives include promoting our services using online and email marketing, telemarketing and establishing content syndication and subscription distribution relationships with leading companies.  Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third-party service providers.  We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns.  We also are expanding marketing efforts into other media, including radio.

 We use content syndication and subscription distribution arrangements to capitalize on the cost efficiencies of online delivery and create additional value from content we already have produced for our own properties.  By syndicating our content to other leading web sites to host on their own sites, we expose our brands and top-quality writing to millions of potential users.  In one type of syndication arrangement, we provide leading web sites, including Yahoo! Finance, MSN Money and CNN Money, with article headlines that our partners display on their stock quote result pages, providing links back to our site.  This type of arrangement exposes new audiences to our brands and content and generates additional traffic to our sites, creating the opportunity for us to increase our advertising revenue and subscription sales.

We are intensely focused on generating additional visitors and visits to our sites through search engine optimization efforts, in order to increase the visibility of our content on search engines such as Google Search and Microsoft’s Bing, and through efforts to increase our presence on a variety of social media platforms, such as Facebook and Twitter.  In addition, we are focused on increasing the engagement our visitors have with our sites, measured by page views and by time spent on site, and continuously seek to improve the experience our sites offer.

We also use subscription distribution arrangements with online financial services firms and other companies.  These agreements allow their customers to receive discounts on certain of our premium subscription services or to access our free and premium content, thereby exposing our brands and content to new audiences.

In addition, we obtain exposure through other media outlets who cite our writers and our stories or who invite our writers to appear on segments.  In 2009, we were mentioned or featured in numerous reports by major news outlets, including The Wall Street Journal, Bloomberg, and The New York Times; and some of our writers appeared on various television and radio stations, including CNBC, CNN, NBC, ABC, MSNBC and Fox Business News.

Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•
online services or web sites focused on business, personal finance, or investing, such as The Wall Street Journal Online, CNN Money, MarketWatch.com, Bloomberg.com and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•
publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC and the Fox Business Channel;

•	investment newsletter publishers; and

•
established ratings services, such as Standard & Poor’s, Morningstar, Lipper and A.M. Best, with respect to our Ratings products, and rate database providers such as Informa, with respect to our RateWatch products.

Many of these competitors have significantly greater scale and resources than we do.  Additionally, advances in technology have reduced the cost of production and online distribution of written, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers.

According to comScore, Inc., an independent web measurement company ("comScore"), based upon average monthly numbers for the three months ending January 31, 2010, our network of sites had the following ranking among the top 15 sites, as measured by total unique visitors among the 134 listed competitors in the Business/Finance – News/Research category:  our sites were ninth in terms of average daily visitors; tenth in terms of total pages viewed, total minutes spent on site and total visits; eighth in terms of average minutes per visit and average visits per visitor; and twelfth in terms of total unique visitors.

While we believe that comScore significantly undercounts our site traffic as measured by our own servers, we believe that advertisers and agencies often look to independent measurement data such as that provided by comScore in order to gain a sense of the performance of various sites, in relation to their peer category, when determining where to allocate advertising dollars.  We believe that advertisers and agencies also look to demographic data provided by independent parties such as Nielsen @Plan, which routinely ranks our network of sites as having one of the highest concentrations of affluent, self-directed investors among measured sites.

We compete with these other content providers for customers, including subscribers, readers and viewers of our video content, for advertising revenue, and for employees and contributors to our services.  Our ability to compete successfully depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of our content and that of our competitors, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, the experience we and our competitors offer our users and the effectiveness of our sales and marketing efforts.

Infrastructure, Operations and Technology

Our main technological infrastructure consists of proprietary content management, subscription management, Ratings models, and e-commerce systems, which are hosted primarily at a facility of Equinix, Inc. in New Jersey.  Our operations are dependent in part on our ability, and that of our various hosting facilities, to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control.

Our content management system is based on proprietary software and allows our stories, videos and data to be prepared for distribution online to a large audience.  The system enables us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

Our subscription management system is based on proprietary software and allows us to communicate automatically with readers during their free-trial and subscription periods.  The system is capable of yielding a wide variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

Our e-commerce system is based on proprietary software and controls user access to a wide array of service offerings.  The system automatically controls all aspects of online daily credit card billing, based upon user-selected billing terms.  All financial revenue recognition reports are automatically generated, providing detailed reporting on all account subscriptions.  This generally allows a user to sign up and pay for an online service for his or her selected subscription term (annual or monthly) without any manual staff intervention at the Company.

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

Our former Promotions.com business, which we sold in December 2009, employed a proprietary platform for running all aspects of online sweepstakes, contests, games of chance or other interactive promotions and provided shared and dedicated hosting services for individual client applications.

Intellectual Property

To protect our rights to intellectual property, we rely on a combination of trademarks, copyrights, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers and other business partners.  We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks.  Additionally, we police Internet message boards and other web sites for copyrighted content of ours that has been republished without our permission and we will aggressively pursue both the poster, the site hosting the content and any Internet service provider in order to protect our copyright.  To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third-party infringement claims.  Some of our services incorporate licensed third-party technology.  In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed technology infringes any patent or other proprietary right.  We cannot provide assurance that the foregoing provisions will be adequate to protect us from infringement claims.  Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

Customers; Seasonality

In 2009, no customer accounted for 10% or more of our revenue.  There does not tend to be significant seasonality to our premium services business. Advertising spending by our customers generally tends to be higher in the fourth calendar quarter as compared to other quarters, and the first and third calendar quarters often are lower than the other quarters.

Working Capital

Our current assets at December 31, 2009 consisted primarily of cash, cash equivalents, accounts receivable and marketable securities.  We do not hold inventory.  Our current liabilities at December 31, 2009 consisted primarily of deferred revenue, accrued expenses and accounts payable.  At December 31, 2009, our current assets were approximately $73.8 million, 2.66 times greater than our current liabilities. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter.  We do not as a general matter offer any other refunds for any premium services products or offer refunds for advertising that has run.

Geography

During 2009, 2008 and 2007, all of our long-lived assets were located in the United States.  Substantially all of our revenue in 2009, 2008 and 2007 was generated from customers in the United States.

Employees

As of December 31, 2009, the Company had 274 employees.  The Company has never had a work stoppage and none of its employees are represented under collective bargaining agreements.  The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly-owned companies, as well as laws and regulations applicable to businesses generally.  We are also increasingly subject to government regulation and legislation specifically targeting Internet companies, such as privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level.  Due to the increasing popularity and use of the Internet, enforcement of existing laws, such as consumer protection regulations, in connection with web-based activities has become more aggressive, and we expect that new laws and regulations will continue to be enacted at the local, state, national and international levels.  Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

Available Information

We were founded in 1996 as a limited liability company, and reorganized as a C corporation in 1998.  We consummated our initial public offering in 1999 and we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Our flagship web site is located at http://www.thestreet.com.  We make available free of charge, on or through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC.  Information contained on our web site is not part of this Report or any other report filed with the SEC.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Note –  investing in our Common Stock involves a high degree of risk.  You should carefully consider the following risk factors, as well as the other information in this Report, before deciding whether to invest in our Common Stock.  Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial.  The trading price of our Common Stock could decline as a result of any of these risks, and you could lose part or all of your investment in our Common Stock.  When deciding whether to invest in our Common Stock, you should also refer to the other information in this Report, including our consolidated financial statements and related notes and the information contained in Part II, Item 7 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully consider the following material risks we face.  If any of the following risks occur, our business, results of operations or financial condition could be materially adversely affected. Please also refer to the Special Note Regarding Forward-Looking Statements appearing in Part I, Item 1 of this Report.

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

•
demand for advertising on our web sites, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally and actions by our competitors;

•	subscription price reductions attributable to decreased demand or increased competition;

•	new products or services introduced by our competitors;

•	content distribution fees or other costs;

•	costs or lost revenue associated with system downtime affecting the Internet generally or our web sites in particular; and

•	general economic and market conditions.

We had a large net loss in fiscal year 2009 and have incurred net losses for most years of our history.  We may not be cash flow positive or generate net income in future periods.  We forecast our current and future expense levels based on expected revenue and our operating plans.  Because of the above factors, as well as other material risks we face, as described elsewhere in this Report, our operating results may be below the expectations of public market analysts and investors in some future quarters.  In such an event, the price of our Common Stock is likely to decline.

Key Writers, Particularly James J. Cramer, are Essential Sources of Revenue

Some of our products, particularly our newsletters, reflect the talents, efforts, personalities and reputations of their respective writers.  As a result, the services of these key writers, particularly our co-founder and Chairman of the Board James J. Cramer, form an essential element of our subscription revenue.  In addition, Mr. Cramer’s popularity and visibility have provided public awareness of our services and introduced our content to new audiences.  Accordingly, we seek to compensate and provide incentives for these key writers through competitive salaries, stock ownership and bonus plans, and have entered into employment or contributor agreements with certain of them, including Mr. Cramer.  Mr. Cramer has a three-year employment agreement, which will expire on December 31, 2010.  We can give no assurances that we will be able to retain key writers, including Mr. Cramer, or, should we lose the services of one or more of our key writers to death, disability, loss of reputation or other reason, to attract new writers acceptable to readers of our network of web sites and newsletters.  The loss of services of one or more of our key writers could have a material adverse effect on our business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect Our Business

Our ability to compete in the marketplace depends upon the retention of other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, and salespersons to sell our advertising inventory.  Several, but not all, of our key employees are bound by employment or non-competition agreements.  There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in management changes that would have material adverse impact on us.  In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans.  Nevertheless, we can make no assurances that these programs will allow us to retain key employees or hire new employees.  The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

We May Have Difficulty Maintaining or Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers and Subject to Industry and Other Factors

Our ability to maintain or increase our advertising revenue depends on a variety of factors.  Such factors include:  general market conditions; seasonal fluctuations in financial news consumption and overall online usage; our ability to maintain or increase our unique visitors, page view inventory and user engagement; our ability to attract audiences possessing demographic characteristics most desired by our advertisers; and our ability to win advertisers from other web sites, television, newspapers, magazines, newsletters or other new media.  Advertising revenue could decline if the relationships we have with portals and other high-traffic web sites is adversely affected.  In addition, our advertising revenue may decline as a result of pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of the ongoing economic downturn.  In addition, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors.  If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In 2009, our top five advertisers accounted for approximately 36% of our total advertising revenue, an increase from 26% for 2008.  Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business.  Recent consolidation of financial institutions, budgetary cuts by our advertisers in response to adverse macro-economic conditions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse affect on our business, results of operations and financial condition.  As is typical in the advertising industry, our advertising contracts have short notice cancellation provisions.

Investment of Our Cash Carries Risks

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents, debt securities available for sale and restricted cash.  We maintain all of our cash, cash equivalents, marketable securities and restricted cash in five financial institutions, although substantially all of the balance is within one institution.  We perform periodic evaluations of the relative credit standing of the five institutions. No assurances can be made that the third-party institutions will retain acceptable credit ratings or investment practices.  Investment decisions of third parties and market conditions may adversely affect our cash balances and financial condition.

We Have Recorded Impairments of Goodwill and Intangible Assets and There Can be No Assurances that We Will Not Have to Record Additional Impairments in the Future

In 2009 and 2008, we recorded impairments of goodwill and intangible assets that totaled $22.6 million and $2.3 million, respectively.  The recorded impairments were the primarily the result of a reduction in our revenue, cash flows and enterprise value.  In addition, we reduced the carrying value of a long-term investment, in the amount of $1.5 million.  We may have to record additional impairments in the future which may materially adversely affect our results of operations and financial condition.

We Face Intense Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•
online services or web sites focused on business, personal finance, or investing, such as The Wall Street Journal Online, CNN Money, MarketWatch.com, Bloomberg.com and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•
publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as CNBC and the Fox Business Channel;

•	investment newsletter publishers; and

•
established ratings services, such as Standard & Poor’s, Morningstar, Lipper and A.M. Best, with respect to our Ratings products, and rate database providers such as Informa, with respect to our RateWatch products.

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

Risks Associated with Our Strategic Acquisitions Could Adversely Affect Our Business

We have completed several acquisitions within the last three years, and we expect to make additional acquisitions and strategic investments in the future.  Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management's attention from other business concerns.  In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company.  There can be no assurance that our acquisitions will be successfully integrated into our operations.  In addition, there can be no assurance that we will complete any future acquisitions or that acquisitions will contribute favorably to our operations and financial condition.

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

System Failure or Interruption May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation

Our ability to provide timely, updated information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems.  Similarly, our ability to track, measure and report the delivery of advertisements on our web sites depends on the efficient and uninterrupted operation of a third-party system.  Our operations depend in part on the protection of our data systems and those of our third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events.  Although we utilize the services of third-party data-center hosts with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, but these disaster recovery measures currently are not comprehensive and there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure.  Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our advertisers and strategic partners.  Our insurance policies may not adequately compensate us for such losses. In such event, our business, results of operations and financial condition could be materially adversely affected.

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

Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and Reader Base

We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo! Finance, MSN Money and CNN Money, which index our headlines and/or hosts our content including our video offerings, and CNBC, which telecasts James Cramer’s “Mad Money” television program, have been important components of our effort to enhance public awareness of our brands.  There is intense competition for relationships with these firms and for content placement on their web sites and for distribution of our audio and video content, and we may have to pay significant fees, or be unable, to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future.  From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our web sites.  Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships.  If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

Difficulties Associated With Our Brand Development May Harm Our Ability to Attract Subscribers to Our Paid Services and Users to Our Advertising-Supported Services

We believe that maintaining and growing awareness about our services is an important aspect of our efforts to continue to attract users.  Our new services do not have widely recognized brands, and we will need to increase awareness of these brands among potential users.  Our efforts to build brand awareness may not be cost effective or successful in reaching potential users, and some potential users may not be receptive to our marketing efforts or advertising campaigns.  Accordingly, we can make no assurances that such efforts will be successful in raising awareness of our brands or in persuading potential users to subscribe to or use our services.

Failure to Maintain Our Reputation for Trustworthiness May Harm Our Business

Our brand is based upon the integrity of our editorial content.  We are proud of the trust and reputation for quality we have developed in our 15 years and seek to renew and deepen that trust continually.  We require all of our writers, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our writers, or the manipulation of a security by one or more of our outside contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership.  In addition, in the event the reputation of any of our directors, officers or key contributors was harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished.  These events could materially adversely affect our business, results of operations and financial condition.

We May Face Liability for, or Incur Costs to Defend, Information Published in Our Services

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the articles, commentary, investment recommendations, ratings, or other information we publish in our services.  These types of claims have been brought, sometimes successfully, against media companies in the past.  We could also be subject to claims based upon the content that is accessible from our web sites through links to other web sites.  While we maintain insurance to provide coverage with respect to many such claims, our insurance may not adequately protect us against these claims.

We May Not Adequately Protect Our Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others

To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others.  We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks.  Additionally, we police Internet message boards and other web sites for copyrighted content of ours that has been republished without our permission and we will aggressively pursue both the poster, the site hosting the content and any Internet service provider in order to protect our copyright.  To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third-party infringement claims.  Some of our services incorporate licensed third-party technology.  In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed technology infringes any patent or other proprietary right.

The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively.  In addition, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them, whether on our own or by virtue of our use of certain third-party technology.  We cannot assure you that the steps we have taken will be adequate to protect us from infringement claims.  Protecting our intellectual property rights, or defending against infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

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

Regulation of Sweepstakes and Promotions.  Prior to our sale of our Promotions.com subsidiary in December 2009, our activities included and from time to time may include, conducting online sweepstakes and contests for clients.  We used best efforts to comply with all sweepstakes, contest and bonding requirements as specified under various state laws.  In the event, however, that we were later determined to have violated any applicable law or regulation, we could suffer a material adverse effect on our business, results of operations and financial condition.

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

We utilize various third parties to assist with various aspects of our business.  Some of these partnerships require the exchange of user information.  This is required because some features of our web sites may be hosted by these third parties.  While we take significant measures to guarantee the security of our customer data and require such third parties to comply with our privacy and security policies as well as be contractually bound to defend, indemnify and hold us harmless with respect to any claim by a third party related to any breach of relevant privacy laws, we are still at risk if any of these third-party systems are breached or compromised and may in such event suffer a material adverse effect to business, results of operations and financial condition.

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

In November 2007, we issued to and sold to TCV VI, L.P. and TCV Member Fund, L.P., for an aggregate purchase price of approximately $55 million, a total of 5,500 shares of our Series B preferred stock, par value $0.01 per share (“Series B Preferred Stock”), which are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share and warrants to purchase 1,157,083 shares of Common Stock at an exercise price of $15.69 per share.  The holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock.  In addition, so long as 2,200 shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to appoint one person to our board of directors.

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

Our Staggered Board and Certain Other Provisions in Our Certificate of Incorporation, By-Laws or Delaware Law Could Prevent or Delay a Change of Control

Provisions of our amended and restated certificate of incorporation and amended and restated bylaws and Delaware law – including without limitation the fact that we have a staggered board, with only approximately one-third of our directors standing for re-election each year – could make it more difficult for a third-party to acquire the Company, even if doing so would be beneficial to our stockholders.

Our Revenue Could Be Adversely Affected if the Securities Markets Decline

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

The Utilization of Tax Operating Loss Carryforwards Depends Upon Future Income

We have net operating loss carryforwards of approximately $133 million as of December 31, 2009, available to offset future taxable income through 2025. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses.

We Had Material Weaknesses in Internal Controls at December 31, 2008 and December 31, 2009

We determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2008 and as of December 31, 2009.  While we have taken certain steps to remediate such material weaknesses, there can be no assurance that a material weakness will not arise in the future. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Common Stock.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real property and we lease all of our facilities. Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York.  We also remain responsible for a sublease of approximately 6,500 square feet of office space in an office building at 29 West 38th Street in New York, New York, which we intend to sublet.  Our West Coast bureau is located in approximately 265 square feet of office space in Santa Monica, California.  Regional locations of certain of our operations include:  TheStreet.com Ratings, which occupies 5,220 square feet of office space in Jupiter, Florida, as well as approximately 2,500 square feet of office space in Boston, Massachusetts; and Bankers Financial Products Corporation (d/b/a RateWatch) and BankingMyWay.com LLC, which together occupy approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin.

Our main technological infrastructure consists of proprietary content-management, subscription management, Ratings models, and e-commerce systems, which are hosted primarily at a facility of Equinix, Inc. in New Jersey. We have certain backup systems at a facility in Nebraska and RateWatch systems in Wisconsin.

Item 3. Legal Proceedings.

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch, Pierce, Fenner & Smith, Inc. (now part of Bank of America Corporation).  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002.  The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

 On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints.  On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period.  Briefing on the class certification motion was completed in May 2008.  That motion was withdrawn without prejudice on October 10, 2008.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The settlement was approved on October 5, 2009.  Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  The settlement has been appealed.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

In October 2009, the Company was named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleges that defendants infringe U.S. Patent No. 7,508,789, putatively owned by plaintiff, related to a certain method of displaying digital data via hyperlinks.  The Company has filed an answer denying liability on a variety of theories.  Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

As previously disclosed, the Company conducted a review of the accounting in its former Promotions.com subsidiary, which subsidiary was sold in December 2009.  As a result of this review, the Company recently filed a Form 10-K/A for the year ended December 31, 2008, a Form 10-Q/A for the quarter ended March 31, 2009 and Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  The Company is cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock has been quoted on the Nasdaq Global Market under the symbol TSCM since our initial public offering on May 11, 1999.  The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq Global Market.

	Low	High
2008
First quarter	$7.80	$15.58
Second quarter	$6.51	$9.48
Third quarter	$5.64	$7.32
Fourth quarter	$2.70	$5.69
2009
First quarter	$1.70	$3.49
Second quarter	$1.85	$2.47
Third quarter	$1.94	$2.90
Fourth quarter	$2.12	$3.08

On March 10, 2010, the last reported sale price for our Common Stock was $3.70 per share.

Set forth below is a graph comparing the cumulative total stockholder return on the Company’s Common Stock from December 31, 2004 through December 31, 2009 with the cumulative total return on the Nasdaq Composite Index and the Research Data Group (RDG) Internet Composite Index.  The RDG Internet Composite Index is included as the Company believes that this index adequately represents its industry.  The performance graph is based upon closing prices on December 31st of each year other than 2006, which is based on the closing price on December 29, 2006, the last trading day before December 31, 2006.  The comparison assumes $100 was invested on December 31, 2004 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.  The closing price of our Common Stock on December 31, 2004 was $4.08.

	December 31,
	2004	2005	2006	2007	2008	2009
TheStreet.com	100.00	176.72	220.40	396.92	73.75	63.83
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
RDG Internet Composite	100.00	105.16	96.24	129.33	60.58	119.79

Holders

The number of holders of record of our Common Stock on March 10, 2010 was 258, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

During the year ended December 31, 2009 and during the year ended December 31, 2008, the Company paid four quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis.  For the year ended December 31, 2009, dividends paid totaled approximately $3.6 million, as compared to approximately $3.5 million for the year ended December 31, 2008.  The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2009.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 - 31, 2009	—	$—	—	$2,678,878
November 1 - 30, 2009	—	$—	—	$2,678,878
December 1 - 31, 2009	—	$—	—	$2,678,878
Total	—	$—	—	$2,678,878

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

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein.  The selected statement of operations data presented below for the years ended December 31, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2009 and 2008, are derived from our audited consolidated financial statements included elsewhere herein.  The selected statement of operations data presented below for the years ended December 31, 2006 and 2005 and the balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Premium services	$37,989	$41,186	$38,421	$35,442	$24,221
Marketing services	22,251	29,662	26,160	15,447	9,523
Total revenue	60,240	70,848	64,581	50,889	33,744
Operating expense:
Cost of services	29,100	31,985	25,491	18,450	12,727
Sales and marketing	12,078	14,263	12,209	9,616	7,264
General and administrative	18,916	17,521	12,215	10,674	8,177
Goodwill and intangible asset impairment	24,137	2,326	—	—	—
Depreciation and amortization	4,985	5,894	2,528	1,089	674
Restructuring and other charges	3,461	—	—	—	—
Loss on disposition of assets	530	—	—	—	—
Total operating expense	93,207	71,989	52,443	39,829	28,842
Operating (loss) income	(32,967)	(1,141)	12,138	11,060	4,902
Net interest income	950	1,574	2,476	2,037	853
Gain on sales of marketable securities	295	121	—	—	—
Other income	154	—	—	—	—
(Loss) income from continuing operations before income taxes	(31,568)	554	14,614	13,097	5,755
(Provision) benefit for income taxes	(15,846)	(2)	15,694	(261)	(5)
(Loss) income from continuing operations	(47,414)	552	30,308	12,836	5,750
Discontinued operations: (*)
Loss from discontinued operations	—	—	—	—	(3,075)
(Loss) income on disposal of discontinued operations	(15)	(8)	(13)	32	(2,429)
(Loss) income from discontinued operations	(15)	(8)	(13)	32	(5,504)
Net (loss) income	(47,429)	544	30,295	12,868	246
Preferred stock deemed dividends	—	—	1,803	—	—
Preferred stock cash dividends	386	386	96	—	—
Preferred stock dividends	386	386	1,899	—	—
Net (loss) income attributable to common stockholders	$(47,815)	$158	$28,396	$12,868	$246
Cash dividends paid on common shares	$3,201	$3,093	$2,932	$2,737	$—
Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.55)	$0.02	$1.05	$0.48	$0.23
Loss from discontinued operations	—	—	—	—	(0.12)
(Loss) income on disposal of discontinued operations	(0.00)	(0.00)	(0.00)	0.00	(0.10)
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.00)	0.00	(0.22)
Net (loss) income	(1.55)	0.02	1.05	0.48	0.01
Preferred stock dividends	(0.01)	(0.01)	(0.07)	—	—
Net (loss) income attributable to common stockholders	$(1.56)	$0.01	$0.98	$0.48	$0.01
Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.55)	$0.02	$1.03	$0.47	$0.22
Loss from discontinued operations	—	—	—	—	(0.12)
(Loss) income from disposal of discontinued operations	(0.00)	(0.00)	(0.00)	0.00	(0.09)
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.00)	0.00	(0.21)
Net (loss) income	(1.55)	0.02	1.03	0.47	0.01
Preferred stock dividends	(0.01)	(0.01)	(0.06)	—	—
Net (loss) income attributable to common stockholders	$(1.56)	$0.01	$0.97	$0.47	$0.01
Weighted average basic shares outstanding	30,586	30,427	28,830	27,014	24,953
Weighted average diluted shares outstanding	30,586	30,835	29,388	27,546	26,165

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash, short and long term marketable securities	$82,573	$76,379	$79,748	$46,555	$34,014
Working capital	46,063	69,211	72,437	33,797	22,059
Total assets	133,714	171,687	176,515	64,570	43,105
Long-term obligations, less current maturities	1,231	80	90	—	22
Total stockholders’ equity	104,762	151,615	151,706	44,191	27,441

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

Please refer to the Special Note Regarding Forward-Looking Statements appearing in Part I, Item 1 of this Report.

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Overview

TheStreet.com, Inc. together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company.  We provide our readers and advertisers with a variety of subscription-based and advertising-supported content and tools through a range of online platforms, including web sites, mobile devices, email services, widgets, blogs, podcasts and online video channels.  Our goal is to be the primary independent source of reliable and actionable investing ideas, news and analysis, financial data and analytical tools for a growing audience of self-directed investors, as well as to assist advertisers desiring to connect with our passionate, affluent audience.

We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary web site.  Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a major source of subscribers to a variety of our premium subscription products.  Our subscription products – which include a paid web site, RealMoney, and several paid email products, including Actions Alerts PLUS, Breakout Stocks and ETF Action – are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication.  The majority of our subscription revenue derives from annual subscriptions, although some products also are offered on a monthly subscription basis.

In addition to our consumer-focused subscription products, our premium services business also includes information services revenue from our RateWatch business, which maintains a constantly-updated database of financial rate and fee data collected from more than 70,000 financial institutions (at the branch level), including certificate of deposit, money market account, savings account, checking account, home mortgage, home equity loan, credit card and auto loan rates.  This information is sold to banks and financial institutions on an annual subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients, and also serves as the foundation for the data available on BankingMyWay, a free advertising-supported web site that enables consumers to search for the most competitive local and national rates from the RateWatch data.  Our premium services revenue also includes revenue generated from syndication and licensing of certain of our content, including data from TheStreet.com Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 16,000 mutual funds and exchange-traded funds (ETFs) and more than 5,000 stocks.  We intend to expand our licensing arrangements to make certain of our proprietary content available in channels we do not presently serve.  Premium services contributed 63% of our total revenue in 2009, as compared to 58% in 2008 and 59% in 2007.

Our advertising-supported properties, which include TheStreet, Stockpickr, MainStreet and BankingMyWay, attract one of the largest and most affluent audiences of any digital publisher in our content vertical.  We believe our flagship site, TheStreet, with its enviable track record as a leading digital and distinctive voice in the financial category since the early days of the consumer Internet, is regarded as a must-buy for our core online brokerage advertisers, and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our active, affluent audience.  We believe we are able to command pricing for our advertising inventory that is strong relative to most web sites.  We sell banner, tile and sponsorship advertising exclusively through our experienced internal sales force and also generate revenue from contextual and search-based advertising provided by third party technology providers.

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported web sites, as well as on select paid subscription sites;

•	advertisement placements in our free email newsletters and stand-alone emails sent on behalf of our advertisers to our registered users; and

•	advertisements in TheStreet TV, TheStreet Mobile, RSS feeds, blogs and in our podcasts.

We also generated interactive marketing services revenue from our former Promotions.com subsidiary, which we acquired in August 2007 and sold in December 2009.  Promotions.com implemented online and mobile interactive promotions – including sweepstakes, instant win games and customer loyalty programs – for some of the world’s largest brands.  Including Promotions.com, advertising and marketing services contributed 37% of our total revenue in 2009, as compared to 42% in 2008 and 41% in 2007.

Critical Accounting Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

Revenue Recognition

We generate our revenue primarily from premium and marketing services.

Premium services include subscription fees paid by customers for access to particular services for the term of the subscription as well as syndication and licensing revenue.  Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers.  These are generally billed in advance on a monthly or annual basis.  We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges.  Net subscription revenue is recognized ratably over the subscription periods.  Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription.  With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter.  Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period.  The calculation of this provision is based upon historical trends and is reevaluated each quarter.  The provision was not material for the three years ended December 31, 2009.

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported web sites, and is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured.  Although infrequent, our obligations could include guarantees of a minimum number of times that users of our web sites “click-through” to the advertisers’ web site, or take additional specified action, such as opening an account.  In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with our former subsidiary, Promotions.com, which we sold in December 2009 – See Note 3 in Notes to Consolidated Financial Statements (Acquisitions and Divestitures).  Promotions.com generated revenue from web site design, promotion management and hosting services.  We typically entered into arrangements on a fixed fee basis for these services.  Revenue generated from web site design services were recognized upon acceptance from the customer or on a straight-line basis over the hosting period if we performed web site design services and hosted the software.  Revenue from promotions management services was recognized straight-line over the promotion period as the promotion was designed to only operate on Promotions.com proprietary platform.  Hosting services were recognized straight-line over the hosting period.

Revenue for contracts with multiple elements is allocated based on the element’s fair value.  Fair value is determined based on the prices charged when each element is sold separately.  Elements qualify for separation when the services have value on a stand-alone basis and fair value of the undelivered elements exits.  Determining fair value and identifying separate elements requires judgment; generally, fair value is not readily identifiable as we do not sell those elements individually at consistent pricing.

Capitalized Software and Web Site Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”).   In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage.  For the years ended December 31, 2009, 2008 and 2007, we capitalized software development costs totaling $0.5 million, $0.6 million, and $0.3 million, respectively.  All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our web site development costs under ASC 350, which provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred.  The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred.  Amortization of capitalized costs will not commence until the project is completed and placed into service.  For the years ended December 31, 2009, 2008 and 2007, we capitalized web site development costs totaling $0.3 million, $2.1 million and $2.8 million, respectively.

Capitalized software and web site development costs are amortized using the straight-line method over the estimated useful life of the software or web site.  Total amortization expense was $1.2 million, $0.9 million and $0.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets.  The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and web site development costs is variable based upon the applicable project.  During the year ended December 31, 2009, completed capitalized software and web site development projects were deemed to have a five year useful life.  Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.  If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on our expenses.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.  Goodwill is tested for impairment annually, or more often when certain events or circumstances indicate impairment may exist.

We evaluate goodwill for impairment using a two-step impairment test approach at the Company level.  In the first step, the fair value of the Company is compared to its book value, including goodwill.  If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company's goodwill to the book value of the goodwill.  The fair value for the goodwill is determined based on the difference between the fair values of the Company and the net fair values of identifiable assets and liabilities.  If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.  We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit.

We evaluate the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life.  There have been no changes in useful lives of intangible assets for each period presented.

In the first quarter of 2009, we performed an interim impairment test of our goodwill and  intangible assets due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in our enterprise value.  As a result of this test, we recorded an impairment charge of $22.6 million, as follows:

•
The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and our business enterprise value based upon the fair value of our outstanding common and preferred shares.  The fair value of our goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.  This analysis resulted in an impairment of our goodwill approximating $19.8 million.  The review also revealed an additional impairment to our intangible assets related to certain customer relationships and noncompete agreements approximating $2.8 million.  See Note 3 to Consolidated Financial Statements (Acquisitions and Divestitures) for further information related to the individual impairments recorded.

Based upon an annual impairment test performed as of September 30, 2009, no additional impairment was indicated.  In addition, as a result of the disposition of our former Promotions.com subsidiary and acquisition of Kikucall, Inc. (see Note 3 to Consolidated Financial Statements (Acquisitions and Divestitures)) in December 2009, we concluded that these events warranted an additional impairment test which resulted in no additional impairment as the Company’s fair value exceeded its book value by approximately 21%.

Based upon an annual impairment test as of September 30, 2008, we recorded an impairment charge totaling $0.5 million representing the value remaining from the trade name of Smartportfolio, which we had acquired in December 2000, as the last product carrying the Smartportfolio name was discontinued.  Additionally, we experienced a decline in anticipated revenue associated with our Promotions.com client relationships and noncompete agreements.  Using an income approach based upon estimated future cash flows, we determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008, and therefore we recorded an impairment charge of $1.8 million.

Based upon an annual impairment test performed as of October 31, 2007, no impairment was indicated.

Investments

We believe that conservative investment policies are appropriate and we are not motivated to strive for aggressive spreads above Treasury rates.  Preservation of capital is of foremost concern, and by restricting investments to investment grade securities of relatively short maturities, we believe that our capital will be largely protected from severe economic conditions or drastic shifts in interest rates.  A high degree of diversification adds further controls over capital risk.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash.  We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, although substantially all of the balance is within one institution.  We perform periodic evaluations of the relative credit standing of the four institutions.

Our marketable securities consist of approximately $18.4 million of corporate floating rate notes, which mature at various times within the next 31 months.

We also hold investments in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.   The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.

We hold an investment in Debtfolio, Inc., doing business as Geezeo, a web-based personal finance site.  The investment is currently valued at $0.5 million for a 13.5% ownership stake on a fully diluted basis.  In the first quarter of 2009, the carrying value of our investment was written down to fair value based upon an estimate of the market value of our equity in light of Debtfolio’s efforts to raise capital at the time from third-parties.  The impairment charge approximated $1.5 million.  See Note 6 to Consolidated Financial Statements (Fair Value Measurements).

See Note 6 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of the Company's cash.

Credit Risks of Customers and Business Concentrations

Our customers are primarily concentrated in the United States and we carry accounts receivable balances.  We perform ongoing credit evaluations, generally do not require collateral, and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.  To date, actual losses have been within management’s expectations.

For the years ended December 31, 2009, 2008 and 2007, no individual client accounted for 10% or more of consolidated revenue.  As of December 31, 2009, two clients accounted for more than 10% each of our gross accounts receivable balance.  As of December 31, 2008 and 2007, no client accounted for 10% or more of our gross accounts receivable balance.

Stock-Based Compensation

We account for stock-based compensation under ASC 718-10, Share Based Payment Transactions” (“ASC 718-10”).  This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 was approximately $2.7 million, $3.5 million and $2.1 million, respectively.  As of December 31, 2009, there was approximately $5.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.31 years.

We estimate the fair value of share-based payment awards on the date of grant.  The value of stock options granted to employees and directors is estimated using an option-pricing model.  The value of each restricted stock unit under the 1998 Plan is equal to the closing price per share of our Common Stock on the trading day immediately prior to the date of grant.  The value of each restricted stock unit under the 2007 Plan is equal to the closing price per share of our Common Stock on the date of grant.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value.  We recognize compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award.  As stock-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures.  We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of employee stock options on the date of grant using the Black-Scholes option-pricing model.  This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends.  The amount of equity-based compensation expense recorded each period is net of estimated forfeitures.  No employee stock options were granted during the year ended December 31, 2009.  The weighted-average fair value of employee stock options granted during the year ended December 31, 2008 was $3.27, using the Black-Scholes model with the following weighted-average assumptions.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.  The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.  In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding three and one half years, which is equal to the expected option lives.  The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options.  The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock options.  The dividend yield assumption is based on the history and expectation of future dividend payouts.

Expected option lives	3.5 years
Expected volatility	48.20%
Risk-free interest rate	2.32%
Expected dividends	0.96%

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts (see Note 1 to Consolidated Financial Statements (Organization, Nature of Business and Summary of Operations and Significant Accounting Policies)).  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.  For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2009 would have increased by approximately $15,000.  For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to the Company’s total operating expense for the year ended December 31, 2009 would have increased by approximately $84,000.  Because options are expensed over up to three years from the date of grant, the foregoing estimated increases include potential expense for options granted during the prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”).  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10.  As of December 31, 2009 and 2008, no liability for unrecognized tax benefits was required to be recorded.

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable.  The Company has elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year.  Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Legal Contingencies

In December 2001, we were named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999.  The lawsuit also named as individual defendants certain of our former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch, Pierce, Fenner & Smith, Inc. (now part of Bank of America Corporation).  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”).  The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002.  The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

On July 1, 2002, the underwriter defendants in the consolidated actions moved to dismiss all of the IPO Litigations, including the action involving the Company.  On July 15, 2002, the Company, along with other non-underwriter defendants in the coordinated cases, also moved to dismiss the litigation.  On February 19, 2003, the district court ruled on the motions.  The district court granted our motion to dismiss the claims against the Company under Rule 10b-5, due to the insufficiency of the allegations against us.  The motions to dismiss the claims under Section 11 of the Securities Act were denied as to virtually all of the defendants in the consolidated cases, including us. In addition, some of the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.

In June 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  On or about June 25, 2003, a committee of our Board of Directors conditionally approved the proposed settlement.  In June 2004, an agreement of partial settlement was submitted to the court for preliminary approval.  The court granted the preliminary approval motion on February 15, 2005, subject to certain modifications.  On August 31, 2005, the court issued a preliminary order further approving the modifications to the settlement and certifying the settlement classes.  The court also appointed the notice administrator for the settlement and ordered that notice of the settlement be distributed to all settlement class members by January 15, 2006.  The settlement fairness hearing occurred on April 24, 2006, and the court reserved decision at that time.

While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants.  The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that have been consolidated.  Our case is not one of these focus cases.  On October 13, 2004, the district court certified the focus cases as class actions.  The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit reversed the district court’s class certification decision.  On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing.  In light of the Second Circuit opinion, counsel to the issuers informed the district court that the settlement with the plaintiffs could not be approved because the defined settlement class, like the litigation class, could not be certified.  The settlement was terminated pursuant to a Stipulation and Order dated June 25, 2007.

 On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification.  On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints.  On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period.  Briefing on the class certification motion was completed in May 2008.  That motion was withdrawn without prejudice on October 10, 2008.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.  The settlement was approved on October 5, 2009.  Under the settlement, our obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  The settlement has been appealed.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

In October 2009, we were named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleges that defendants infringe U.S. Patent No. 7,508,789, putatively owned plaintiff, related to a certain method of displaying digital data via hyperlinks.  We have filed an answer denying liability on a variety of theories.  Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

As previously disclosed, the Company conducted a review of the accounting in its former Promotions.com subsidiary, which subsidiary was sold in December 2009.  As a result of this review, the Company recently filed a Form 10-K/A for the year ended December 31, 2008, a Form 10-Q/A for the quarter ended March 31, 2009 and Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  The Company is cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

We are party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2009 and 2008

Net Revenue

	For the Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change
Revenue:
Premium services	$37,988,579	63%	$41,185,988	58%	-8%
Marketing services	22,251,432	37%	29,662,045	42%	-25%
Total revenue	$60,240,011	100%	$70,848,033	100%	-15%

(*) Percent of total revenue

Premium services. Premium services revenue is comprised of subscriptions, licenses and fees for access to our investment information and rate services.  Revenue is recognized ratably over the contract period.

Premium services revenue for the year ended December 31, 2009 decreased by 8% when compared to the year ended December 31, 2008.  The decrease is primarily attributable to a 10% decrease in revenue from our equity investment information products and a 24% decrease in revenue from our Ratings products, offset in part by an 8% increase in revenue from our RateWatch products.

The decline in revenue from our equity investment information products is primarily the result of a decline in the weighted-average number of subscribers during the year ended December 31, 2009 as compared to the year ended December 31, 2008 as new and renewal subscriptions did not keep pace with nonrenewals on average.  Our renewal rates declined slightly during fiscal 2009 as compared to the prior year period and our ability to attract new subscribers was negatively impacted, in our opinion, by the continued period of uncertainty in the stock market during 2009.  We believe that a period of prolonged decline in the stock market reduces the size of the potential market for subscribers as more investors turn away from the stock market in their search for investment growth and preservation of principal.  We noted that the major stock market indexes bottomed during the first quarter of 2009, and while our equity investment information services bookings showed year-over-year declines in each the first two quarters of 2009, those bookings showed low double digit increases in each of the last two quarters of 2009.

The decline in revenue from our Ratings products was primarily related to the end of the global research settlement previously arranged by the office of the New York State Attorney General with several major Wall Street brokerage firms which required them to provide their clients with independent investment analysis.  The settlement period ended in July 2009 and thus contributed only seven months of revenue during the year ended December 31, 2009, as compared to twelve months of revenue during the prior year.  Settlement revenue for the year ended December 31, 2009 approximated $1.3 million as compared to approximately $2.2 million for the year ended December 31, 2008.

Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our properties and for interactive marketing work performed by our former Promotions.com subsidiary, which was sold in December 2009.

	For the Year Ended
	December 31,		Percent
	2009	2008	Change
Marketing services:
Advertising	$17,637,343	$23,126,532	-24%
Interactive marketing services (Promotions.com)	4,614,089	6,535,513	-29%
Total	$22,251,432	$29,662,045	-25%

 Marketing services revenue for the year ended December 31, 2009, decreased by 25% when compared to the year ended December 31, 2008, attributable to a 29% decrease in interactive marketing services revenue and a 24% decrease in advertising revenue.  Interactive marketing services revenue is generated by the operation of our Promotions.com subsidiary, which we sold in December 2009.  We believe that our marketing services businesses were impacted by a poor macro-economic environment, which caused our clients to reduce their overall marketing spending during 2009 as compared to the prior year.

Operating Expense

	For the Year Ended December 31,				Percent
	2009	(*)	2008	(*)	Change
Operating expense:
Cost of services	$29,100,204	48.3%	$31,984,778	45.1%	-9%
Sales and marketing	12,077,546	20.0%	14,263,199	20.1%	-15%
General and administrative	18,916,456	31.4%	17,521,238	24.7%	8%
Goodwill and intangible asset impairment	24,137,069	40.1%	2,325,481	3.3%	938%
Depreciation and amortization	4,985,297	8.3%	5,894,186	8.3%	-15%
Restructuring and other charges	3,460,914	5.7%	-	N/A	N/A
Loss on disposition of assets	529,708	0.9%	-	N/A	N/A
Total operating expense	$93,207,194		$71,988,882		29%

(*) Percent of total revenue

Cost of services. Cost of services expense includes compensation, benefits and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $2.9 million, or 9%, over the periods.  The decrease was largely the result of lower compensation and related costs totaling approximately $1.9 million resulting from lower salary and temporary help expense approximating $3.3 million due to a reduction of approximately 17% in the average headcount in this expense category, partially offset by higher levels of incentive compensation accruals and noncash compensation totaling approximately $1.4 million.  The year over year savings were also the result of reduced costs in hosting and internet fees, fulfillment, recruiting, data and employee travel and entertainment expenses, the sum of which totaled approximately $0.9 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 48.3% for the year ended December 31, 2009, as compared to 45.1% the year ended December 31, 2008, as our cost cutting initiatives did not completely offset the decline in revenue.

Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

Sales and marketing expense decreased by approximately $2.2 million, or 15%, over the periods.  The decrease was largely the result of reduced advertising and promotion expenditures approximating $1.8 million, together with lower compensation and related costs totaling approximately $0.3 million resulting primarily from reduced commission payments, noncash stock compensation expenses and salaries due to lower sales and a reduction of approximately 3% in the average headcount in this expense category.  Additional savings were the result of lower public relations costs, and employee travel and entertainment expenses, the sum of which approximated $0.2 million.  These savings were partially offset by increased consulting fees totaling approximately $0.3 million. As a percentage of revenue, sales and marketing expense decreased to 20.0% in the year ended December 31, 2009, from 20.1% in the prior year.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance, and other office expenses.

General and administrative expense increased by approximately $1.4 million, or 8%, over the periods.  The increase was primarily the result of one-time costs related to a review of the recording of certain revenue in a non-core business, Promotions.com, and professional fees associated with the sale of Promotions.com and the acquisition of Kikucall, Inc., the sum of which totaled approximately $2.8 million, together with increased consulting fees totaling approximately $0.5 million.  These increased costs were partially offset by lower professional fees, occupancy costs, bad debt expense, insurance, employee travel and entertainment expenses, and recruiting fees, the sum of which totaled approximately $1.7 million.  Additional savings approximating $0.1 million were achieved through reduced compensation and related costs resulting primarily from lower noncash compensation and salary expense related to a reduction of approximately 11% in the average headcount within this expense category, partially offset by increased levels of incentive compensation. As a percentage of revenue, general and administrative expense increased to 31.4% in the year ended December 31, 2009, from 24.7% in the prior year.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.9 million, or 15%, over the periods.  The decrease is largely attributable to reduced amortization expense resulting from the impairment charges recorded during the three months ended March 31, 2009.  Although the dollar amount of depreciation and amortization expense decreased over the periods, depreciation and amortization expense as a percentage of revenue remained flat at 8.3% in light of the decline in our revenue.

Goodwill and intangible asset impairment. In the first quarter of 2009, we performed an interim impairment test of its goodwill, intangible assets and a long-term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded an impairment charge of $24.1 million, as follows:

•
The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and our business enterprise value based upon the fair value of our outstanding common and preferred shares.  The fair value of our goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.  This analysis resulted in an impairment of our goodwill approximating $19.8 million.  The review also revealed an additional impairment to our intangible assets related to certain customer relationships and noncompete agreements approximating $2.8 million.

•
The carrying value of our long-term investment was written down to fair value based upon the most current estimate of the market value of our equity stake in Debtfolio, Inc., which was determined based on current equity raising efforts by Debtfolio, Inc. with third-parties.  The impairment approximated $1.5 million.

Restructuring and other charges.  In March 2009, we announced and implemented a reorganization plan, including an approximate 8% reduction in our workforce, to align our resources with our strategic business objectives.  Additionally, effective March 21, 2009, our then Chief Executive Officer tendered his resignation, and effective May 8, 2009, our then Chief Financial Officer tendered his resignation, and in December 2009, we sold our Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com.  As a result of these activities, we incurred restructuring and other charges from continuing operations approximating $3.5 million during the year ended December 31, 2009.  Included in this charge were severance and other payroll related expenses, totaling approximately $1.9 million, $0.8 million related to the sublease of office space previously occupied by our former Promotions.com subsidiary, $0.6 million of professional fees, and $0.2 million related to the write-off of certain assets.

Loss on disposal of assets. On December 18, 2009, the Company sold all of its membership interest in its Promotions.com LLC subsidiary resulting in a loss approximating $0.5 million)

Net Interest Income

	For the Year Ended December 31,		Percent
	2009	2008	Change
Net interest income	$949,727	$1,573,752	-40%

Net interest income decreased to $0.9 million in the year ended December 31, 2009, as compared to $1.6 million in the prior year.  The decrease in net interest income is primarily the result of lower interest rates we could obtain in the year ended December 31, 2009 as compared to the prior year.

Gain on Sales of Marketable Securities

	For the Year Ended December 31,		Percent
	2009	2008	Change
Gain on sales of marketable securities	$295,430	$120,937	144%

During the year ended December 31, 2009, we sold several of our corporate floating rate notes prior to their maturity date realizing gains on each sale, which gains totaled $0.3 million.  In November 2008, we sold a U.S. Treasury Bill that bore interest at the rate of 1.78% per annum and had a maturity date of August 27, 2009, realizing a $0.1 million gain on the sale.

Provision for Income Taxes

	For the Year Ended December 31,
	2009	2008
Provision for income taxes	$15,845,964	$2,040

We account for our income taxes in accordance with ASC 740-10.  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of December 31, 2009 and 2008, respectively, we had approximately $133 million and $125 million of federal and state net operating loss carryforwards (“NOLs”).  We had recognized a deferred tax asset for a portion of such NOLs in the amount of $16.1 million as of December 31, 2008, which reflected the maintenance of a valuation allowance against the majority of the gross deferred tax asset at that date.  During the three months ended March 31, 2009, we recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets by generating sufficient taxable income in future years. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence includes a projected loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, our NOLs may be limited in the event of a change in ownership.  The ultimate realization of NOLs is dependent upon the generation of future taxable income during the periods following an ownership change.  As such, a portion of the existing NOLs may be subject to limitation.

Net (Loss) Income

Net loss for the year ended December 31, 2009 totaled $47.4 million, or $(1.55) per basic and diluted share, compared to net income totaling $0.5 million, or $0.02 per basic and diluted share, for the year ended December 31, 2008.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Net Revenue

	For the Year Ended December 31,				Percent
	2008	(*)	2007	(*)	Change
Revenue:
Premium services	$41,185,988	58%	$38,421,393	59%	7%
Marketing services	29,662,045	42%	26,160,144	41%	13%
Total revenue	$70,848,033	100%	$64,581,537	100%	10%

(*) Percent of total revenue

Premium services.

Premium services revenue for the year ended December 31, 2008 increased by 7% when compared to the year ended December 31, 2007.  The increase was primarily the result of an increase in revenue from the operations of our RateWatch business, which was acquired on November 2, 2007 and thus did not contribute revenue during the full period of fiscal 2007, as well as a 23% increase in revenue from our Ratings products, offset in part by an 11% decrease in revenue from our equity investment information products.  The decline in revenue from our equity investment information products is primarily the result of a decline in the weighted-average number of subscribers during the year ended December 31, 2008 as compared to the year ended December 31, 2007, as new and renewal subscriptions did not keep pace with nonrenewals on average.  While renewal rates remained steady during fiscal 2008 as compared to the prior year period, our ability to attract new subscribers was negatively impacted, in our opinion, by the prolonged decline in the stock market during 2008.  We believe that a period of prolonged decline in the stock market reduces the size of the potential market for subscribers as more investors turn away from the stock market in their search for investment growth and preservation of principal.

Marketing services.

	For the Year Ended
	December 31,		Percent
	2008	2007	Change
Advertising	$23,126,532	$21,985,441	5%
Interactive marketing services (Promotions.com)	6,535,513	4,174,703	57%
Total	$29,662,045	$26,160,144	13%

Marketing services revenue for the year ended December 31, 2008 increased by 13% when compared to the year ended December 31, 2008, attributable to a 57% increase in interactive marketing services revenue and a 5% increase in advertising revenue.  Interactive marketing services revenue is generated by the operation of our Promotions.com subsidiary, which was acquired on August 2, 2007.  The increase in interactive marketing services revenue was primarily the result of have such revenue for the full year of 2008, but only a portion of the prior year period.  The increase in advertising revenue was primarily attributable to higher traffic on our web properties.

Operating Expense

	For the Year Ended December 31,				Percent
	2008	(*)	2007	(*)	Change
Operating expense:
Cost of services	$31,984,778	45.1%	$25,490,864	39.5%	25%
Sales and marketing	14,263,199	20.1%	12,208,648	18.9%	17%
General and administrative	17,521,238	24.7%	12,215,797	18.9%	43%
Goodwill and intangible asset impairment	2,325,481	3.3%	—	N/A	N/A
Depreciation and amortization	5,894,186	8.3%	2,528,042	3.9%	133%
Total operating expense	$71,988,882		$52,443,351		37%

(*) Percent of total revenue

Cost of services. Cost of services expense increased by approximately $6.5 million, or 25%, over the periods.  The increase in cost of services over the periods was largely the result of increased compensation costs totaling approximately $4.5 million.  The increased compensation costs were primarily attributable to incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions, as well as compensation expense associated with BankingMyWay and MainStreet, which were launched in the quarters ended December 31, 2007 and March 31, 2008, respectively.  We also experienced increased costs related to hosting, data, fulfillment and consulting, the sum of which increased by approximately $2.0 million over the periods, partially offset by reduced printing cost, which decreased by approximately $0.1 million over the periods.  As a percentage of revenue, cost of services expense was 45.1% for the year ended December 31, 2008, as compared to 39.5% for the prior year.

Sales and marketing.  Sales and marketing expense increased by approximately $2.1 million, or 17%, over the periods.  The increase in sales and marketing expense was largely the result of increased compensation and online marketing costs, which increased by approximately $2.5 million year over year.  This increase included an investment in a larger ad sales team to deliver advertising revenue growth across an expanding network of web sites, as well as an increase in our search engine marketing and online marketing spend to support the launch of BankingMyWay and MainStreet.  The increased expense also reflects incremental costs associated with the operations of Promotions.com and Bankers Financial Products since the dates of their acquisitions.  These increased costs were partially offset by decreases related to consulting, ad serving and credit card processing, the sum of which decreased by approximately $0.5 million over the periods.  As a percentage of revenue, sales and marketing expense was 20.1% for the year ended December 31, 2008, as compared to 18.9% for the year ended December 31, 2007.

General and administrative.  General and administrative expense increased by approximately $5.3 million, or 43%, over the periods.  The increase in general and administrative expense over the periods was partially the result of higher compensation costs totaling approximately $2.7 million, including an increase in noncash compensation costs of approximately $0.6 million.  In addition, the increase in general and administrative expense was the result of increased costs related to occupancy of approximately $1.1 million, an increase to our bad debt reserve in the amount of approximately $0.5 million, a non-recurring charge for professional fees approximating $0.3 million, as well as increases to costs associated with management and analysis tools for our growing network of web sites and consulting fees, the sum of which increased by approximately $0.1 million over the periods.  As a percentage of revenue, general and administrative expense was 24.7% in the year ended December 31, 2008, as compared to 18.9% in the year ended December 31, 2007.

Goodwill and intangible asset impairment.  For the year ended December 31, 2008, goodwill and intangible asset impairment totaled $2.3 million.  No impairment expense was recorded for the year ended December 31, 2007.  As a result of reduced revenue and cash flows, we determined that the value of intangible assets related to the Promotions.com customer relationships and noncompete agreements were impaired and we recorded an impairment charge approximating $1.8 million during the fourth quarter of 2008.  Additionally, due to the discontinuance of the use of the Smartportfolio trade name during the fourth quarter of 2007, the remaining value approximating $0.5 million was deemed to be impaired.

Depreciation and amortization.  Depreciation and amortization expense increased by approximately $3.4 million, or 133%, over the periods.  The increase in depreciation and amortization expense was largely attributable to the amortization of intangible assets related to the Promotions.com, Bankers Financial Products and Stockpickr acquisitions, resulting in approximately $1.7 million of additional amortization cost over the periods, depreciation of capitalized costs associated with the redesign of TheStreet and development of the MainStreet web sites, and higher depreciation costs due to increased capital expenditures.  As a percentage of revenue, depreciation and amortization expense was 8.3% in the year ended December 31, 2008, as compared to 3.9% in the year ended December 31, 2007.

Net Interest Income
	For the Year Ended
	December 31,		Percent
	2008	2007	Change
Net interest income	$1,573,752	$2,476,266	-36%

Net interest income decreased to $1.6 million in the year ended December 31, 2008, as compared to $2.5 million in the prior year.  The decrease in net interest income was primarily the result of reduced interest rates as a result of our decision to invest our cash balances directly in U.S. Treasury Bills, or indirectly in U.S. Treasury backed securities with a focus on asset protection rather than yield maximization.  The lower yield in the period was partially offset by a higher average cash balance.

Gain on Sales of Marketable Securities
	For the Year Ended
	December 31,		Percent
	2008	2007	Change
Gain on sales of marketable securities	$120,937	$-	N/A

For the year ended December 31, 2008, gain on sales of marketable securities was $0.1 million.  No gain was recorded for the year ended December 31, 2007.  In November 2008, the Company sold a U.S. Treasury Bill that bore interest at the rate of 1.78% per annum and had a maturity date of August 27, 2009, realizing a gain on the sale.

Net Income

Net income for the year, ended December 31, 2008 totaled $0.5 million, or $0.02 per basic and diluted share, compared to $30.2 million, or $1.05 per basic and $1.03 per diluted share, for the year ended December 31, 2007.  The decrease over the periods was in part the result of a $15.7 million reduction to the Company’s deferred tax asset valuation allowance, which was recorded as a benefit to the income tax provision in the prior year period.

Liquidity and Capital Resources

We have generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds are available for sale for operating purposes. As of December 31, 2009, our cash, cash equivalents, marketable securities, and restricted cash amounted to $82.6 million, representing 62% of total assets.  Our cash and cash equivalents primarily consisted of money market funds and checking accounts.  Our marketable securities consisted of approximately $18.4 million of corporate floating rate notes, which mature at various times within the next 31 months, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million.  Our total cash-related position is as follows:

	December 31, 2009	December 31, 2008
Cash and cash equivalents	$60,542,494	$72,441,294
Current and noncurrent marketable securities	20,328,087	1,658,178
Current and noncurrent restricted cash	1,702,079	2,279,030
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$82,572,660	$76,378,502

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash.  We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, although substantially all of the balance is within one institution.  We periodically obtain current Dun and Bradstreet reports in order to evaluate the relative credit standing of the four institutions.

Cash generated from operations was sufficient to cover our expenses during the year ended December 31, 2009.  Net cash provided by operating activities totaled $14.2 million and $8.3 million for the years ended December 31, 2009 and 2008, respectively.  The increase in net cash provided by operating activities is primarily related to the following:

•
an increase in accrued expenses in the year ended December 31, 2009, primarily related to our incentive compensation and restructuring accruals, as compared to a decrease in accrued expenses in the year ended December 31, 2008 primarily related to incentive compensation;

•	an increase in accounts payable in the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily related to the timing of invoice payments;
•	a decrease in receivables in the year ended December 31, 2009, as compared to the year ended December 31, 2008, primarily related to improved collection efforts and decreased revenue; and
•	an increase in deferred revenue in the year ended December 31, 2009, as compared to a decrease during the year ended December 31, 2008.

These increases in net cash provided by operating activities were partially offset by a decrease in income from continuing operations, partially offset by increased noncash expenses.

Net cash used in investing activities of $22.8 million for the year ended December 31, 2009 was primarily the result of the net purchase of marketable securities, business combinations, net of cash received and capital expenditures.

Net cash used in financing activities of $3.3 million for the year ended December 31, 2009 primarily consisted of cash dividends paid and the purchase of treasury stock, partially offset by a decrease in restricted cash.

We have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted.  The letters of credit serve as security deposits for our office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.  We are committed to cash expenditures in an aggregate amount of approximately $3.8 million through December 31, 2010, in respect of the contractual obligations set forth below under “Commitments and Contingencies.”  Additionally, our board of directors declared four quarterly cash dividends in the amount of $0.025 per share of Common Stock and preferred stock (on a common share equivalent basis) during year ended December 31, 2009, which resulted in cash expenditures of approximately $3.6 million.  Our board of directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

As of December 31, 2009 and 2008, respectively, we had approximately $133 million and $125 million of federal and state net operating loss carryforwards (“NOLs”).  We had recognized a deferred tax asset for a portion of such NOLs in the amount of $16.1 million as of December 31, 2008.  During the three months ended March 31, 2009, we recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets by generating sufficient taxable income in future years. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence included a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  We expect to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, our NOLs may be limited in the event of a change in ownership.  The ultimate realization of NOLs is dependent upon the generation of future taxable income during the periods following an ownership change.  As such, a portion of the existing NOLs may be subject to limitation.

Treasury Stock

In December 2000, our board of directors authorized the repurchase of up to $10 million worth of our Common Stock, from time to time, in private purchases or in the open market.  In February 2004, our board of directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for us to repurchase our stock.  During the years ended December 31, 2009 and 2008, we did not purchase any shares of Common Stock under the program.  Since inception of the program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of $7,321,122, for an average price of $1.34 per share.  In addition, pursuant to the terms of the 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of our board of directors, in connection with the exercise of stock options by certain of our executive officers, and the issuance of restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through December 31, 2009, we had withheld an aggregate of 420,048 shares which have been recorded as treasury stock.  In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Commitments and Contingencies

We are committed under operating leases, principally for office space, which expire at various dates through December 31, 2020.  Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs.  Rent and equipment rental expenses were $2.4 million, $2.6 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, we have employment or contributor agreements with certain of our employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder.  As of December 31, 2009, total future minimum cash payments are as follows:

	Payments Due by Year
							After
Contractual obligations:	Total	2010	2011	2012	2013	2014	2014

Operating leases	$20,729,230	$1,612,187	$2,197,482	$2,092,126	$2,084,866	$1,878,937	$10,863,632
Employment agreements	1,763,833	1,763,833	—	—	—	—	—
Outside contributors	507,000	457,000	50,000	—	—	—	—

Total contractual cash obligations	$23,000,063	$3,833,020	$2,247,482	$2,092,126	$2,084,866	$1,878,937	$10,863,632

Future minimum cash payments for the year ended December 31, 2010 related to operating leases has been reduced by approximately $0.7 million related to a free rent allowance contained in the Third Amendment of Lease dated December 31, 2008, relating to the Company's corporate office.

See Note 12 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, although substantially all of the balance is within one institution, and we perform periodic evaluations of the relative credit standing of these institutions.  However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Item 8. Financial Statements and Supplementary Data.

The Company’s consolidated financial statements required by this item are included in Item 15 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(A)	Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (the person performing the functions of a principal financial officer), an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009.  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, as discussed in detail below.

Notwithstanding the material weaknesses described below, we believe that, as a result of the processes completed to prepare this Report, the consolidated financial statements contained in this Report fairly present, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented.

(B)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting has inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, under the supervision of our Chief Executive Officer and Chief Accounting Officer,  performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of management’s evaluation of our internal control over financial reporting, management identified the following material weaknesses in our internal control over financial reporting:

Inadequate and ineffective controls over the recognition of revenue at our former Promotions.com subsidiary (“Promotions.com”), which we sold in December 2009.  We lacked adequate supervisory and review controls over accounting for promotional services for transactions with certain third parties (including parties in which certain executives of the Promotions.com subsidiary had an interest), in which we contracted both to provide property and services to, and receive property and services from, such parties.  Aspects of certain of these transactions were determined by us to have lacked economic substance and proper authorization.  In addition, we determined that we did not have in place adequate systems and documentation to properly record revenue on certain promotional contracts with milestones or estimate percentage of completion. We also did not have adequate review controls over the accounting for certain transactions as we determined  that while we had recorded revenue, upon delivery, for the value of certain software products that Promotions.com developed and delivered in connection with promotions with respect to which Promotions.com also provided hosting services, the value of such software instead should have been recognized over the hosting period for the applicable promotions, as the software did not have independent utility outside of its use during the applicable promotions.  This material weakness resulted in material errors in revenue, accounts receivable and deferred revenue that were corrected when we restated our 2008 consolidated financial statements.  In addition, this material weakness resulted in errors in revenue, accounts receivable and deferred revenue in our 2009 consolidated financial statements that were corrected prior to the issuance of our 2009 consolidated financial statements.

Inadequate and ineffective controls over complex and non-recurring transactions.  We did not have sufficient personnel with an appropriate level of technical accounting knowledge, experience and training, to perform appropriate monitoring and review controls over complex and non-recurring transactions. This material weakness contributed to the material weakness discussed above and also resulted in errors in stock-based compensation and accounting for the disposition of assets that were corrected prior to the issuance of our consolidated financial statements.

Based on this assessment and the material weaknesses identified above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2009. Their report appears on page F-3.

(C)	Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

With respect to the material weaknesses in internal control over financial reporting at December 31, 2009, we are currently enhancing our control environment and control activities intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.  Since year end, we have hired a new Controller with the requisite experience, technical skills and knowledge to assist in accounting for complex and non-recurring transactions (we were without a Controller at December 31, 2009 as our prior Controller had left in November 2009).  We also have retained an internal control and compliance consultant subsequent to December 31, 2009, in order to assist us with improving the functioning and testing of our internal control over financial reporting.  Lastly, while we sold the Promotions.com subsidiary in December 2009, we will continue to maintain such new processes and controls implemented as described below in order to address the recognition of revenue for similar or like transactions in other parts of our business that may arise.

(D)	Changes in Internal Controls Over Financial Reporting in Our Last Fiscal Quarter

The changes described below in the Company's internal control over financial reporting that occurred during the fourth quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We have implemented the following new processes and controls in order to remediate the material weaknesses described above with regards to inadequate and ineffective controls over the recognition of revenue at our former Promotions.com subsidiary. In the fourth quarter of 2009 we implemented a new process for recording Promotions.com revenue transactions, new procedures for the review, tracking and processing of Promotions.com contracts as well as the assignment of new finance personnel responsible for the accounting for these transactions.  We also retained the services of an experienced outside accounting consultant to assist the Company with the review of Promotions.com’s contracts and applicable revenue recognition standards.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Equity Compensation Plan Information

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof. At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”). Under the terms of the 2007 Plan, 1,250,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Common Stock available for awards by 1,000,000, to a total of 2,250,000. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. The following table sets forth certain information, as of December 31, 2009, concerning shares of Common Stock authorized for issuance under that equity compensation plan of the Company.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,670,220	$2.21	964,614	*

*
Aggregate number of shares available for grant under the 2007 Plan, which grants may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants.  The 2007 Plan also authorizes cash performance awards.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet.com, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

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

*4.2
Certificate of Designation of the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of Common Stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
+*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.

+*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
+*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
+*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
+*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
+*10.6
Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

+*10.7
Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

+*10.8	Employment Agreement dated April 9, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed April 9, 2008.
+*10.9	Amendment to Employment Agreement dated July 30, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed July 30, 2008.
+*10.10
Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.

+*10.11
Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008.

+*10.12	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.
+*10.13	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
+*10.14
Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.

+*10.15	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
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

+*10.23
Amendment to Employment Agreement dated December 23, 2008 by and between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K/A filed February 8, 2010.

+*10.24
Separation Agreement and Mutual Release between the Company and Thomas J. Clarke, Jr. dated March 13, 2009, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 13, 2009.

+*10.25
Term Sheet between the Company and Daryl Otte dated as of May 15, 2009, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.26
Agreement for Grant of Restricted Stock Units Under 2007 Performance Incentive Plan dated as of June 9, 2009 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.27
Change of Control and Severance Agreement dated as of June 9, 2009 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.28
Term Sheet between the Company and Gregory Barton dated as of June 2, 2009, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.29
Notice of Waiver dated April 2, 2009 by James J. Cramer under Employment Agreement between the Company and James J. Cramer, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.30
Letter agreement dated April 30, 2009 between the Company and Richard Broitman, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.31
Letter agreement dated May 8, 2009 between the Company and Eric Ashman, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+10.32	Letter agreement dated as of March 13, 2009 between the Company and Daryl Otte.
+*10.33
Letter agreement dated June 10, 2009 between the Company and Teresa Santos, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.34
Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.35
Form of Agreement of Grant of Cash Performance Award Under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.36
Agreement of Grant of Restricted Stock Units dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.37
Severance Agreement dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+10.38	Form of Indemnification Agreement for directors and executive officers of the Company.
+10.39	Amendment to 2007 Performance Incentive Plan, adopted by the Company November 20, 2009.
+10.40	Amendment to Employment Agreement dated October 27, 2009 by and between James J. Cramer and the Company.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.

21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP.
23.2	Consent of Marcum LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CAO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CAO.

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet.com, Inc.

Dated: March 30, 2010	By:	/s/ Daryl Otte
Daryl Otte
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daryl Otte	Chief Executive Officer	March 30, 2010
(Daryl Otte)

/s/ Richard Broitman	Chief Accounting Officer	March 30, 2010
(Richard Broitman)

/s/ James J. Cramer	Chairman of the Board	March 30, 2010
(James J. Cramer)

/s/ Ronni Ballowe	Director	March 30, 2010
(Ronni Ballowe)

/s/ William R. Gruver	Director	March 30, 2010
(William R. Gruver)

/s/ Derek Irwin	Director	March 30, 2010
(Derek Irwin)

/s/ Christopher Marshall	Director	March 30, 2010
(Christopher Marshall)

/s/ Martin Peretz	Director	March 30, 2010
(Martin Peretz)

THESTREET.COM, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TheStreet.com, Inc.:

We have audited the accompanying consolidated balance sheet of TheStreet.com, Inc. and subsidiaries (the Company) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II for the year ended December 31, 2009. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet.com, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TheStreet.com Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2010 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

TheStreet.com, Inc.:

We have audited TheStreet.com, Inc.'s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to inadequate and ineffective controls over the recognition of revenue at the Company’s former Promotions.com subsidiary and over complex and non-recurring transactions have been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TheStreet.com, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended.  These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 30, 2010, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, TheStreet.com, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
New York, New York
March 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Shareholders
TheStreet.com, Inc.

We have audited the accompanying consolidated balance sheet of TheStreet.com, Inc. (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2008.  Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TheStreet.com, Inc., as of December 31, 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008 in conformity with United States generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/Marcum LLP

(Formerly Marcum &Kliegman LLP)
New York, New York
March 10, 2009, except for the effects of the restatement as discussed in Note 16 to the consolidated financial statements (not presented herein) appearing under Item 8 of the Company’s 2008 Annual Report on Form 10-K/A (Amendment No. 1), as to which the date is February 3, 2010.

THESTREET.COM, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	2008
assets
Current Assets:
Cash and cash equivalents	$60,542,494	$72,441,294
Restricted cash	—	516,951
Accounts receivable, net of allowance for doubtful accounts of $276,668 as of December 31, 2009 and $531,092 as of December 31, 2008	5,963,209	11,167,297
Marketable securities	2,812,400	—
Other receivables	2,774,898	647,596
Deferred taxes	—	2,546,743
Prepaid expenses and other current assets	1,691,038	1,884,247
Total current assets	73,784,039	89,204,128

Property and equipment, net of accumulated depreciation and amortization of $13,263,460 as of December 31, 2009 and $11,250,569 as of December 31, 2008	7,493,020	9,672,779
Marketable securities	17,515,687	1,658,178
Long term investment	555,000	2,042,970
Other assets	167,477	122,197
Goodwill	24,286,616	40,024,076
Other intangibles, net	8,210,105	13,630,900
Deferred taxes	—	13,570,047
Restricted cash	1,702,079	1,762,079
Total assets	$133,714,023	$171,687,354
liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,164,809	$280,469
Accrued expenses	7,894,136	2,784,902
Deferred revenue	17,306,737	16,495,712
Other current liabilities	132,682	205,838
Liabilities of discontinued operations	223,165	225,925
Total current liabilities	27,721,529	19,992,846
Other liabilities	1,230,591	79,896
Total liabilities	28,952,120	20,072,742

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2009 and December 31, 2008; the aggregate liquidation preference as of December 31, 2009 and December 31, 2008 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,246,362 shares issued and 31,164,628 shares outstanding as of December 31, 2009, and 36,262,546 shares issued and 30,378,894 shares outstanding as of December 31, 2008	372,464	362,625
Additional paid-in capital	271,715,956	271,271,574
Accumulated other comprehensive income (loss)	344,372	(290,000)
Treasury stock at cost; 6,081,734 shares as of December 31, 2009 and 5,883,652 shares as of December 31, 2008	(10,411,952)	(9,900,284)
Accumulated deficit	(157,258,992)	(109,829,358)
Total stockholders’ equity	104,761,903	151,614,612
Total liabilities and stockholders’ equity	$133,714,023	$171,687,354

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
Net revenue:
Premium services	$37,988,579	$41,185,988	$38,421,393
Marketing services	22,251,432	29,662,045	26,160,144
Total net revenue	60,240,011	70,848,033	64,581,537
Operating expense:
Cost of services	29,100,204	31,984,778	25,490,864
Sales and marketing	12,077,546	14,263,199	12,208,648
General and administrative	18,916,456	17,521,238	12,215,797
Depreciation and amortization	4,985,297	5,894,186	2,528,042
Asset impairments	24,137,069	2,325,481	—
Restructuring and other charges	3,460,914	—	—
Loss of disposition of assets	529,708	—	—
Total operating expense	93,207,194	71,988,882	52,443,351
Operating (loss) income	(32,967,183)	(1,140,849)	12,138,186
Net interest income	949,727	1,573,752	2,476,266
Gain on sales of marketable securities	295,430	120,937	—
Other income	153,677	—	—
(Loss) income from continuing operations before income taxes	(31,568,349)	553,840	14,614,452
(Provision) benefit for income taxes	(15,845,964)	(2,040)	15,693,339
(Loss) income from continuing operations	(47,414,313)	551,800	30,307,791
Discontinued operations:
Loss from discontinued operations	(15,321)	(8,012)	(12,829)
Net (loss) income	(47,429,634)	543,788	30,294,962
Preferred stock deemed dividend	—	—	1,802,733
Preferred stock cash dividend	385,696	385,696	96,424
Preferred stock dividends	385,696	385,696	1,899,157
Net (loss) income attributable to common stockholders	$(47,815,330)	$158,092	$28,395,805
Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.55)	$0.02	$1.05
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Net (loss) income	(1.55)	0.02	1.05
Preferred stock dividends	(0.01)	(0.01)	(0.07)
Net (loss) income attributable to common stockholders	$(1.56)	$0.01	$0.98
Diluted net (loss) income per share:
(Loss) income from continuing operations	$(1.55)	$0.02	$1.03
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Net (loss) income	(1.55)	0.02	1.03
Preferred stock dividends	(0.01)	(0.01)	(0.06)
Net (loss) income attributable to common stockholders	$(1.56)	$0.01	$0.97
Weighted average basic shares outstanding	30,586,460	30,427,421	28,830,366
Weighted average diluted shares outstanding	30,586,460	30,835,131	29,387,727

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Common Stock		Series B Preferred Stock			Accumulated Other	Treasury Stock			Total
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Comprehensive Income	Shares	Cost	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2006	33,606,835	$336,068	-	$-	$193,556,899	$-	(5,752,000)	$(9,033,471)	$(140,668,108)	$44,191,388
Exercise and issuance of equity grants	739,424	7,394	-	-	3,010,029	-	-	-	-	3,017,423
Issuance of common stock for acquisitions	1,659,878	16,599	-	-	20,258,848	-	-	-	-	20,275,447
Issuance of preferred stock	-	-	5,500	55	54,839,028	-	-	-	-	54,839,083
Stock-based consideration for services	-	-	-	-	2,115,599		-	-	-	2,115,599
Common stock cash dividends	-	-	-	-	(2,931,671)	-	-	-	-	(2,931,671)
Preferred stock cash dividends					(96,424)	-				(96,424)
Net income	-	-	-	-	-	-	-	-	30,294,962	30,294,962
Balance at December 31, 2007	36,006,137	360,061	5,500	55	270,752,308	-	(5,752,000)	(9,033,471)	(110,373,146)	151,705,807
Unrealized loss on marketable securities	-	-	-	-	-	(290,000)	-	-	-	(290,000)
Exercise and issuance of equity grants	256,409	2,564	-	-	586,310	-	-	-	-	588,874
Costs associated with issuance of preferred stock	-	-	-	-	(125,000)	-	-	-	-	(125,000)
Stock repurchase	-	-	-	-	-	-	(131,652)	(866,813)	-	(866,813)
Stock-based consideration for services	-	-	-	-	3,537,085	-	-	-	-	3,537,085
Common stock cash dividends	-	-	-	-	(3,093,433)		-	-	-	(3,093,433)
Preferred stock cash dividends	-	-	-	-	(385,696)	-	-	-	-	(385,696)
Net income	-	-	-	-	-	-	-	-	543,788	543,788
Balance at December 31, 2008	36,262,546	362,625	5,500	55	271,271,574	(290,000)	(5,883,652)	(9,900,284)	(109,829,358)	151,614,612
Unrealized gain on marketable securities	-	-	-	-	-	634,372	-	-	-	634,372
Exercise and issuance of equity grants	335,915	3,360	-	-	(3,360)	-	(93,867)	(230,287)	-	(230,287)
Issuance of common stock for acquisition	647,901	6,479	-	-	1,418,903	-	-	-	-	1,425,382
Stock repurchase	-	-	-	-	-	-	(104,215)	(281,381)	-	(281,381)
Stock-based consideration for services	-	-	-	-	2,615,484	-	-	-	-	2,615,484
Common stock cash dividends	-	-	-	-	(3,200,949)		-	-	-	(3,200,949)
Preferred stock cash dividends	-	-	-	-	(385,696)	-	-	-	-	(385,696)
Net loss	-	-	-	-	-	-	-	-	(47,429,634)	(47,429,634)
Balance at December 31, 2009	37,246,362	$372,464	5,500	$55	$271,715,956	$344,372	(6,081,734)	$(10,411,952)	$(157,258,992)	$104,761,903

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net (loss) income	$(47,429,634)	$543,788	$30,294,962
Loss from discontinued operations	15,321	8,012	12,829
(Loss) income from continuing operations	(47,414,313)	551,800	30,307,791
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	2,739,566	3,537,085	2,115,599
Provision for doubtful accounts	408,425	692,406	175,000
Depreciation and amortization	4,985,297	5,894,186	2,528,042
Deferred taxes	16,116,790	(116,790)	(16,000,000)
Impairment charges	24,137,069	2,325,481	—
Restructuring and other charges	451,695	—	—
Deferred rent	1,233,700	195,665	119,317
Loss on disposition of assets	529,708	—	—
Loss on disposal of equipment	—	17,117	—
Changes in operating assets and liabilities:
Accounts receivable	2,386,497	(644,981)	(3,205,493)
Other receivables	(275,665)	579,548	(350,638)
Prepaid expenses and other current assets	(5,316)	(193,389)	(143,765)
Other assets	18,616	143,896	(52,965)
Accounts payable	1,865,890	(1,908,790)	134,663
Accrued expenses	4,722,270	(2,125,309)	(1,601,575)
Deferred revenue	2,143,804	(581,009)	(570,073)
Other current liabilities	194,847	(8,816)	31,373
Other liabilities	(11,206)	(66,196)	(46,280)
Net cash provided by continuing operations	14,227,674	8,291,904	13,440,996
Net cash used in discontinued operations	(18,081)	(14,329)	(3,012)
Net cash provided by operating activities	14,209,593	8,277,575	13,437,984

Cash Flows from Investing Activities:
Long-term investment	—	(2,042,970)	—
Purchase of marketable securities	(29,204,799)	(39,945)	(1,908,233)
Sale of marketable securities	11,169,263	—	—
Purchase of Bankers Financial Products Corporation.	—	(94,184)	(16,811,966)
Purchase of Corsis Technology Group II LLC	—	(28,270)	(11,890,071)
Purchase of Stockpickr LLC	—	(6,209)	(1,572,106)
Purchase of Weiss Ratings, Inc.	—	—	124,663
Purchase of Kikucall, Inc.	(3,816,521)	—	—
Sale of Promotions.com	1,000,000	—	—
Capital expenditures	(1,956,355)	(5,234,806)	(4,979,247)
Proceeds from the sale of fixed assets	—	28,153	—
Net cash used in investing activities	(22,808,412)	(7,418,231)	(37,036,960)

Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	—	588,874	3,017,423
Net proceeds from the sale of preferred stock	—	—	54,839,083
Costs associated with the sale of preferred stock	—	(125,000)	—
Cash dividends paid on common stock	(3,200,949)	(3,093,433)	(2,931,671)
Cash dividends paid on preferred stock	(385,696)	(482,120)	(96,424)
Repayment of note payable	—	—	(22,146)
Restricted cash	516,951	(1,702,079)	—
Purchase of treasury stock	(230,287)	(866,813)	—
Net cash (used in) provided by financing activities	(3,299,981)	(5,680,571)	54,806,265
Net (decrease) increase in cash and cash equivalents	(11,898,800)	(4,821,227)	31,207,289
Cash and cash equivalents, beginning of period	72,441,294	77,262,521	46,055,232
Cash and cash equivalents, end of period	$60,542,494	$72,441,294	$77,262,521

Supplemental disclosures of cash flow information:
Cash payments made for interest	$9,803	$36,813	$41,146
Cash payments made for income taxes	$85,000	$348,240	$242,771

Noncash investing and financing activities:
Stock issued for business combinations	$1,425,382	$—	$20,275,447
Notes received for sale of Promotions.com	$2,127,184	$—	$—
Treasury shares received in settlement of Promotions.com working capital and debt adjustment	$281,381	$541,084	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

 TheStreet.com, Inc. together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company.  We provide our readers and advertisers with a variety of subscription-based and advertising-supported content and tools through a range of online platforms, including web sites, mobile devices, email services, widgets, blogs, podcasts and online video channels.  Our goal is to be the primary independent source of reliable and actionable investing ideas, news and analysis, financial data and analytical tools for a growing audience of self-directed investors, as well as to assist advertisers desiring to connect with our audience.

In June 2005, the Company committed to a plan to discontinue the operations of its wholly-owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations. See Note 2 to Consolidated Financial Statements (Discontinued Operations). Since that time the Company has only had one reportable operating segment.

Substantially all of the Company’s revenue in 2009, 2008 and 2007 was generated from customers in the United States.  During 2009, 2008 and 2007, all of the Company’s long-lived assets were located in the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. Significant estimates include the allowance for doubtful accounts receivable, valuation allowance of deferred taxes, the useful lives of long-lived assets, the valuation of goodwill and intangible assets, the carrying value of marketable securities and the Company’s long term investment, as well as accrued expense estimates, including income tax liabilities and certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.

Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of TheStreet.com, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates its revenue primarily from premium and marketing services.

Premium services include subscription fees paid by customers for access to particular services for the term of the subscription as well as syndication and licensing revenue.  Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers.  These are generally billed in advance on a monthly or annual basis.  The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges.  Net subscription revenue is recognized ratably over the subscription periods.  Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription.  With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter.  Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period.  The calculation of this provision is based upon historical trends and is reevaluated each quarter.   The provision was not material for the three years ended December 31, 2009.

Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported web sites, and is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured.  Although infrequent, Company obligations could include guarantees of a minimum number of times that users of the Company’s web sites “click-through” to the advertisers’ web site, or take additional specified action, such as opening an account.  In such cases, revenue is recognized as the guaranteed “click-throughs” or other relevant delivery criteria are fulfilled.

Marketing services also include revenue associated with  the Company’s former subsidiary, Promotions.com, which the Company sold in December 2009 – see Note 3 (Acquisitions and Divestitures) for further discussion.  Promotions.com generated revenue from Web site design, promotion management and hosting services.  The Company typically entered into arrangements on a fixed fee basis for these services.  Revenue generated from web site design services were recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performed web site design services and hosted the software.  Revenue from promotions management services was recognized straight-line over the promotion period as the promotion was designed to only operate on Promotions.com proprietary platform.  Hosting services were recognized straight-line over the hosting period.

Revenue for contracts with multiple elements is allocated based on the element’s fair value.  Fair value is determined based on the prices charged when each element is sold separately.  Elements qualify for separation when the services have value on a stand-alone basis and fair value of the undelivered elements exits.   Determining fair value and identifying separate elements requires judgment, generally fair value is not readily identifiable as the Company does not sell those elements individually at consistent pricing.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted.  The letters of credit serve as security deposits for the Company’s office space in New York City.  The office leases do not expire within the next 12 months, and the restricted cash is therefore classified as a noncurrent asset.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets.  The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and web site development costs is variable based upon the applicable project.  During the year ended December 31, 2009, completed capitalized software and web site development projects were deemed to have a five year useful life.   Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.  If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on the Company’s expenses.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”).  In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage.  For the years ended December 31, 2009, 2008 and 2007, the Company capitalized software development costs totaling $0.5 million, $0.6 million and $0.3 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its web site development costs under ASC 350, which provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred.  The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred.  Amortization of capitalized costs will not commence until the project is completed and placed into service.  For the years ended December 31, 2009, 2008 and 2007, the Company capitalized web site development costs totaling $0.3 million, $2.1 million and $2.8 million, respectively.

Capitalized software and web site development costs are amortized using the straight-line method over the estimated useful life of the software or web site.  Total amortization expense was $1.2 million, $0.9 million and $0.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill is required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist.  Impairment exists when the carrying amount of goodwill exceeds its implied fair value, resulting in an impairment charge for this excess.  Goodwill is tested for impairment annually, or more often when certain events or circumstances indicate impairment may exist.

The Company evaluates goodwill for impairment using a two-step impairment test approach at the Company level.  In the first step, the fair value of the Company is compared to its book value, including goodwill.  If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company's goodwill to the book value of the goodwill.  The fair value for the goodwill is determined based on the difference between the fair values of the Company and the net fair values of identifiable assets and liabilities.  If the fair value of the goodwill is less than the book value, the difference is recognized as impairment.  We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit.

The Company evaluates the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support the useful life.  There have been no changes in useful lives of intangible assets for each period presented.

In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long-term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company recorded an impairment charge of $22.6 million, as follows:

•
The total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and the Company’s business enterprise value based upon the fair value of its outstanding common and preferred shares.  The fair value of the Company’s goodwill is the residual fair value after allocating the Company’s total fair value to its other assets, net of liabilities.  This analysis resulted in an impairment of the Company’s goodwill approximating $19.8 million.  The review also revealed an additional impairment to the Company’s intangible assets related to certain customer relationships and noncompete agreements approximating $2.8 million.  See Note 3 (Acquisitions and Divestitures) for further information related to the individual impairments recorded.

Based upon an annual impairment test performed as of September 30, 2009, no additional impairment was indicated.  In addition, as a result of the disposition of the Company’s Promotions.com subsidiary and acquisition of Kikucall, Inc. (see Note 3 (Acquisitions and Divestitures)) in December 2009, the Company concluded that these events warranted an additional impairment test which resulted in no additional impairment.

Based upon an annual impairment test as of September 30, 2008, the Company recorded an impairment charge totaling $0.5 million representing the value remaining from the trade name of Smartportfolio, which it had acquired in December 2000, as the last product carrying the Smartportfolio name was discontinued.  Additionally, the Company experienced a decline in anticipated revenue during the year ended December 31, 2008 associated with its Promotions.com client relationships and noncompete agreements.  Using an income approach based upon estimated future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008 and therefore recorded an impairment charge of $1.8 million.  Based upon annual impairment test performed as of October 31, 2007, no impairment was indicated.

Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  For long-lived assets held for sale, assets are written down to fair value, less cost to sell.  Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets.  Management does not believe that there is any impairment of long-lived assets at December 31, 2009.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”).  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

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

To account for uncertainties in income tax positions, the Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized.  As of December 31, 2009 and 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company calculates interest costs related to unrecognized tax benefits and classifies such costs within “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions.  In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006, and is not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in four domestic financial institutions, although substantially all of the balance is within one institution.  The Company performs periodic evaluations of the relative credit standing of the four institutions.  As of December 31, 2009, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

For the years ending December 31, 2009, 2008 and 2007, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2009, two clients accounted for more than 10% each of our gross accounts receivable balance. As of December 31, 2008 and 2007, no client accounted for 10% or more of our gross accounts receivable balance.

The Company’s customers are primarily concentrated in the United States.  The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.  To date, actual losses have been within management’s expectations.

Other Comprehensive Income (Loss)

Comprehensive income (loss) is a measure of income which includes both net income (loss) and other comprehensive income or loss.  Other comprehensive income or loss results from items deferred from recognition into the statement of operations.  Accumulated other comprehensive loss is separately presented on the Company's consolidated balance sheet as part of stockholders’ equity.

Net Income (Loss) Per Share of Common Stock

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the years ended December 31, 2009 and 2008, approximately 3.4 million and 2.6 million options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and with respect to the year ended December 31, 2009, because the Company recorded a net loss.

Advertising Costs

Advertising costs are expensed as incurred.  For the years ended December 31, 2009, 2008 and 2007, advertising costs were $1.7 million, $3.3 million and $2.0 million, respectively.

Stock-Based Compensation

Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 were $2.7 million, $3.5 million and $2.1 million, respectively.  As of December 31, 2009, there was approximately $5.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.31 years.

The Company estimates the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using an option-pricing model. The value of each restricted stock unit under the 1998 Plan is equal to the closing price per share of the Company’s Common Stock on the trading day immediately prior to the date of grant.  The value of each restricted stock unit under the 2007 Plan is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value.  The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award.  As stock-based compensation expense recognized in the years ended December 31, 2009, 2008 and 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures.  The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model.  This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends.  No employee stock options were granted during the year ended December 31, 2009.  The weighted-average fair value of employee stock options granted during the years ended December 31, 2008 and 2007 was $3.27 and $4.15, respectively, using the Black-Scholes model with the weighted-average assumptions presented below.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.  The assumptions presented below represent the weighted-average value of the applicable assumption used to value stock options at their grant date.  In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives.  The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options.  The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s employee stock options.  The dividend yield assumption was based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Years Ended December 31,
	2008	2007
Expected option lives	3.5 years	3.5 years
Expected volatility	48.20%	46.56%
Risk-free interest rate	2.32%	4.62%
Expected dividends	0.96%	0.94%

The Company utilizes the alternative transition method for calculating the tax effects of stock-based compensation.  Under the alternative transition method the Company established the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and then determines the subsequent impact on the APIC pool and cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

Performance Incentive Plan

In 2007, the Company adopted its 2007 Performance Incentive Plan, whereby executive officers, directors, employees and consultants may be eligible to receive cash or equity-based performance awards based on set performance criteria.

In 2009, 2008 and 2007, the Compensation Committee granted short-term cash performance awards, payable to certain officers upon the Company’s achievement of specified performance goals for such year.  In 2008 and 2007, but not 2009, the Compensation Committee also granted long-term cash performance awards payable to certain executive officers upon the Company’s achievement of specified performance goals for such year.  The target short-term and long-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary.

The short-term cash incentives were based upon achievement of a revenue target and, depending upon the year, a net income target or an Adjusted EBITDA target.  Potential payout with respect to each measure was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded.  Short-term incentives of $2.0 million were deemed earned with respect to the year ended December 31, 2009; no short-term incentive payments were declared for the years ended December 31, 2008 or 2007.

The long-term cash incentive in 2007 and 2008 was based on a comparison of the Company’s Enterprise Multiple as compared to a peer group, on a sliding scale calculated within a range whose target was benchmarked at the Company’s performance against the peer group.  Potential payout was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. The amount of long-term cash incentive earned was determined following the end of the applicable year and converted into phantom shares of the Company whereby the value of the grant in shares was recorded as a liability until paid.  The value of the liability was adjusted each reporting period to equal the market value of the underlying shares until vested.  The account was credited with dividend equivalents, which were converted into additional phantom shares.  On December 31 of the first three years following the year of grant, provided the officer was still employed by the Company, one-third of the phantom shares vested, and the value was distributed to the officer in cash.

As of December 31, 2009 and 2008, $0.0 million and $0.2 million, respectively, in awards were earned pursuant to the long-term cash incentive awards, based upon the closing market value of the Company’s stock on that date.

Common Stock Purchase Warrants

The Company accounts for the issuance of Common Stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”).  The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of December 31, 2007, which consist of Common Stock purchase warrants, and determined that such derivatives met the criteria for equity classification.  No additional Common Stock purchase warrants have been issued since that date nor has there been any change to the classification.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments.  These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 815.  Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.  The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

The Company evaluated the conversion option embedded in the Series B Convertible Preferred Stock that it issued during the year ended December 31, 2007 and determined that such conversion option does not meet the criteria requiring bifurcation of these instruments.  The characteristics of the Common Stock that is issuable upon a holder’s exercise of the conversion option embedded in the Series B Convertible Preferred Stock are deemed to be clearly related to the characteristics of the preferred shares.  Additionally, the Company’s conversion options, if free standing, would not be considered derivatives.

Preferred Stock

The Company applies the guidance in ASC 480, Distinguishing Liabilities from Equity, (“ASC 480”) when determining the classification and measurement of its convertible preferred shares.  Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value.  Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity.  At all other times, the Company classifies its preferred shares as a component of stockholders’ equity.

The Company’s Series B Convertible Preferred Stock do not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2009.  Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure.

New Accounting Pronouncements

Effective January 1, 2009, the Company adopted ASC 805-10 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007)), Business Combinations (“ASC 805-10”).  ASC 805-10 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, requires expensing of most transaction costs, and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination.  The effect of this pronouncement did not have a material impact on the Company’s consolidated financial statements.  However, the effect of this pronouncement may be material in the future dependent upon each specific acquisition that might occur in future periods.

Effective January 1, 2009, the Company adopted ASC 815-40 (formerly EITF 07-5), Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock, (“ASC 815-40”).  ASC 815-40 provides framework for determining whether an instrument is indexed to an entity’s own stock.  The adoption of ASC 815-40 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009 the Company adopted ASC 810-10 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“ASC 810-10”).  Upon adoption of ASC 810-10, the Company is required to report any noncontrolling interests as a separate component of stockholders’ equity.  The Company is required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its consolidated statement of operations.  The effect of this pronouncement did not have a material impact on the Company’s consolidated financial statements.  However, the effect of this pronouncement may be material in the future dependent upon each specific acquisition that might occur in future periods.

In April 2009, the Company adopted ASC 825-10 (“ASC 825-10”).  ASC 825-10 requires disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements.  ASC 825-10 also amends ASC 270-10 (formerly APB Opinion No. 28), Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  The Company elected early adoption of ASC 825-10 for the quarter ended March 31, 2009.  The implementation of ASC 825-10 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted ASC 820-10 (“ASC 820-10”).  ASC 820-10 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  ASC 820-10 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively.  The Company elected early adoption of ASC 820-10 for the quarter ended March 31, 2009.  The implementation of ASC 820-10 did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the Company adopted ASC 855-10 (formerly SFAS No. 165), Subsequent Events.  This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.  See Note 1 (Organization, Nature of Business and Summary of Operations and Significant Accounting Policies) for this new disclosure.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16 (formerly SFAS No. 166, Accounting for Transfers of Financial Assets - An amendment of FASB Statement No. 140).  ASU 2009-16 removes the concept of a qualifying special-purpose entity (QSPE) from ASC 860-10 and removes the exception from applying ASC 810-10.  This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  This statement is effective for fiscal years beginning after November 15, 2009.  Earlier application is prohibited.  ASU 2009-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17 (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46R).  ASU 2009-17 amends ASC 810-10 to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity.  This statement requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary.  This statement is effective for fiscal years beginning after November 15, 2009.  Earlier application is prohibited.  ASU 2009-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the Company adopted ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“ASC 105-10”). The Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of ASC 105-10, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  ASC 105-10 was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of ASC 105-10 did not have a material effect on the Company’s consolidated financial statements.

In April 2009, the Company adopted ASC 320-10 (formerly FSP FAS 115-2) and ASC 958-320 (formerly FAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10” and “ASC 958-320”), which amends ASC 320-10 (formerly SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities and ASC 958-320 (formerly SFAS No. 124), Accounting for Certain Investments Held by Not-for-Profit Organizations. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed.  If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings.  Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security.  In addition, the standard expands the presentation and disclosure requirements for other-than-temporary-impairments for both debt and equity securities. ASC 320-10 and ASC 958-320 were adopted for the period ended June 30, 2009.  ASC 320-10 and ASC 958-320 did not have a material impact on the Company’s consolidated financial statements.  See Note 6 (Fair Value Measurements) for further information.

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods ending after June 15, 2010; however, early adoption is permitted.  In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available.  In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable.  The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

(2) Discontinued Operations

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statements of operations.

For the years ended December 31, 2009, 2008 and 2007, there was no net revenue from discontinued operations.  Loss from discontinued operations was immaterial during the same periods.

The fair market values of the liabilities of the discontinued operation as of December 31, 2009 and 2008 were $0.2 million and $0.2 million, respectively, and consist of accrued expenses.

The following table displays the activity and balances of the provisions related to discontinued operations:

	Initial	Year 2005	Year 2006	Year 2007	Year 2008	Year 2009	Balance
	Charge	Activity	Activity	Activity	Activity	Activity	12/31/2009
Net asset write-off	$666,546	$(666,546)	$-	$-	$-	$-	$-
Severance payments	1,134,323	(905,566)	(6,332)	-	-	-	222,425
Extinguishment of lease and other obligations	582,483	(531,310)	(51,173)	9,817	(6,317)	(2,760)	740
	$2,383,352	$(2,103,422)	$(57,505)	$9,817	$(6,317)	$(2,760)	$223,165

(3) Acquisitions and Divestures

Stockpickr

On January 3, 2007, the Company formed a joint venture with A.R. Partners, a New York-based media holding company, to operate a Web site called Stockpickr - "The Stock Idea Network."  Stockpickr, located at www.stockpickr.com, allows its members to compare their portfolios to others in the network, scan portfolios for investment ideas and open a dialogue with like-minded investors in a secure environment.  A.R. Partners owned 50.1% and TheStreet.com 49.9% of the venture.  On April 25, 2007, the Company announced the acquisition of the remaining 50.1% stake in Stockpickr that it did not already own. The Company paid consideration of $1.5 million in cash and issued 329,567 unregistered shares of the Company’s Common Stock, having a value on the closing date of approximately $3.5 million.

Based upon the Company’s evaluation, the Company recorded $500,000 of intangible assets relating to the software models acquired which is being amortized over its estimated useful life of five years, and $4.6 million of goodwill.

Corsis Technology Group II LLC (renamed Promotions.com LLC)

On August 2, 2007, the Company acquired, through a newly-created subsidiary, 100% of the membership interests of Corsis Technology Group II LLC, a leading provider of custom solutions for advertisers, marketers and content publishers.  The acquisition of Corsis also included the Promotions.com business, which is a full-service online promotions agency that implements interactive promotions campaigns for some of the largest brands in the world.  The purchase price of the acquisition was approximately $20.7 million, consisting of approximately $12.5 million in cash and the issuance of 694,230 unregistered shares of the Company’s Common Stock, having a value on the closing date of approximately $8.2 million.

Since the acquisition, the Company experienced a decline in anticipated revenue associated with its Promotions.com subsidiary.  Accordingly, the Company reduced its future revenue expectations and estimated future cash flows for that business.  Using an income approach based upon the estimated present value of future cash flows, the Company determined that the carrying value of the client relationships and noncompete agreements exceeded its fair value at December 31, 2008 and recorded an impairment charge of $1.8 million.

In the first quarter of 2009, the Company performed an interim impairment test of its intangible assets due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company determined that the carrying value of the Promotions.com customer relationships exceeded its fair value at March 31, 2009 and recorded an impairment charge of $0.5 million.

On December 18, 2009, the Company sold all of its membership interest in its Promotions.com LLC subsidiary, for an aggregate price of approximately $3.1 million (the “Sale Price”).  The purchaser (the “Purchaser”) is a company owned by the managers of the Promotions.com business, who prior to the closing were employees of the Company.  In connection with the sale, the Company received a payment of $1.0 million in cash and notes in an aggregate principal amount of approximately $2.1 million.  The notes are payable in six equal monthly installments commencing April 1, 2010.  The Company was granted a security interest in the securities and assets of the Promotions.com business until the notes are fully paid, and one of the notes (with a principal amount of $0.3 million) is guaranteed by the principals of the Purchaser.  In the event that, prior to December 18, 2011, there is a change in control of the Purchaser or all or substantially all of the assets of the Promotions.com business are sold, among other events, for consideration (as defined therein) in excess of the Sale Price, the Company will be entitled to receive an additional payment from the Purchaser, equal to 50% of such excess if the event occurs on or before December 18, 2010 and 25% of such excess if the event occurs after December 18, 2010 and prior to December 18, 2011. Loss on disposition of assets totaled $0.5 million.

Bankers Financial Products Corporation

On November 2, 2007, the Company acquired, through a newly created subsidiary, 100% of the common stock of Bankers Financial Products Corporation (“BFPC”), BFPC, using its trade name RateWatch, offers rate information for certificates of deposit, money market accounts, savings accounts, checking accounts, home mortgages, home equity loans, credit cards and auto loans to financial institutions, including banks, credit unions, Internet banks and mortgage companies.  The information is obtained from more than 70,000 financial institutions (at the branch level) through surveys, phone calls, data feeds, and online Internet searches.  The acquisition also includes BankingMyWay.com (“BMW”), a wholly-owned subsidiary of BFPC.   BMW is an online search engine that leverages the data set of RateWatch, allowing customers to perform searches of the rate information by zip code, city or state.  BMW derives its revenue from advertising contracts with its financial institution clients and other advertisers.  The purchase price of the acquisition was approximately $25.4 million, consisting of approximately $16.9 million in cash (net of $3.9 million in debt repayment) and 636,081 unregistered shares of the Company’s Common Stock, having a value on the payment date of approximately $8.0 million.  79,510 shares of Common Stock were issued to the sellers and 556,571 common shares were placed in escrow pursuant to the terms of an escrow agreement.  159,020 of the escrowed shares were used to secure indemnity obligations until the earlier of two years from the closing date or the date of the last distribution from the escrow fund.  The remaining 397,551 shares placed in escrow represent deferred stock to be released to the sellers under terms of the escrow agreement on each of the first, second and third anniversaries of the acquisition. The first two installments were released in March 2010. In addition, the principal stockholder of BFPC received an option to purchase up to 175,600 shares of Common Stock priced at $12.577, vesting ratably over three years, and valued at $0.5 million.

Based upon the Company’s evaluation, the Company recorded $8.5 million of intangible assets related to the customer relationships, $2.0 million related to a noncompete agreement, $0.7 million related to the trade name, $0.5 million related to software and $0.1 million related to the client data base.  The intangible assets will be amortized over their estimated useful lives of ten years (customer relationships) and five years (noncompete agreement, software and client data base).  The trade name was deemed to have an indefinite life.

In the first quarter of 2009, the Company performed an interim impairment test of its intangible assets due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value.  As a result of this test, the Company determined that the carrying value of the BFPC customer relationships and noncompete agreement exceeded its fair value at March 31, 2009 and recorded an impairment charge of $2.1 million.

Kikucall, Inc. - Related Party Transaction

On December 16, 2009 (the “Closing Date”), the Company, through a wholly-owned acquisition subsidiary, acquired all of the outstanding securities of Kikucall, Inc., a subscription marketing services company (the “Acquisition”), for an aggregate purchase price of approximately $5.2 million, subject to adjustment as provided therein.  In connection with the Acquisition, the Company paid approximately $3.8 million in cash and issued to the target company’s stockholders 647,901 unregistered shares of the Company’s Common Stock, having a value on the payment date of approximately $1.4 million, a portion of which was placed in escrow pursuant to the terms of an escrow agreement entered into in connection with the Acquisition.  Half of the amount in escrow (less any indemnification reserve amounts then outstanding and less any amounts paid out previously with respect to indemnification claims) will be released on the first anniversary of the Closing Date, with the balance (less such aforementioned amounts) to be released on the second anniversary of the Closing Date; provided that all property in the escrow account (less such aforementioned amounts) will be released upon the occurrence of a change of control, as defined therein, of the Company  Additionally, the Company paid $0.1 million to an employee of Kikucall in exchange for a noncompete agreement, which will be amortized as compensation over the three year service period, and assumed other net liabilities approximating $0.1 million.

Two of the Company’s directors, Daryl Otte (who is also our Chief Executive Officer) and Martin Peretz, were directors of the acquired company, and, both directly and indirectly through investment vehicles, were stockholders and creditors of the acquired company.  As a result of the Acquisition, the following amounts were received, respectively, on the Closing Date by (i) Mr. Otte, (ii) Dr. Peretz, (iii) investment vehicles in which Mr. Otte and Dr. Peretz had a direct or indirect interest and (iv) other investment vehicles in which Dr. Peretz had a direct or indirect interest, or by Dr. Peretz’s children:  (i) approximately $190,000 cash and 34,524 shares of Stock, having an aggregate value of approximately $265,000 on the Closing Date; (ii) approximately $155,000 cash and 20,023 shares of Stock, having an aggregate value of approximately $200,000 on the Closing Date; (iii) approximately $520,000 cash and 120,127 shares of Stock, having an aggregate value of approximately $785,000 on the Closing Date; and (iv) approximately $680,000 cash and 68,526 shares of Stock, having an aggregate value of approximately $830,000 on the Closing Date.  In connection with the Acquisition, Mr. Otte and Dr. Peretz each executed a letter agreeing to donate to charity an amount that approximated the respective gain such donor recognized as a result of the Acquisition related to his shareholdings in the acquired company with such donation to be no later than 14 and 6 months, respectively, from the date of the acquisition.  The negotiation of the Acquisition was overseen by the Company’s Audit Committee, comprised solely of independent directors, on behalf of the Company and the Acquisition was unanimously approved by the Audit Committee and the Company’s board of directors.

The Acquisition provides the Company with the expertise and software programs to expand its subscription marketing efforts to increase its subscription revenue.

The results of operations of Kikucall, which are immaterial to the Company’s consolidated full-year results, have been included in the accompanying consolidated financial statements from the date of acquisition.  Based on the Company’s evaluation, the allocation of the purchase price for the acquisition was as follows:

Assets acquired:
Accounts receivable	$18,539
Other current assets	100,003
Other assets	93,667
Goodwill	4,745,617
Other intangibles	538,000
Total assets acquired	5,495,826
Liabilities assumed:
Accounts payable and accrued expenses	253,923
Total consideration	$5,241,903

Based on the Company’s evaluation, the Company recorded $0.5 million of intangible assets related to software which will be amortized over its estimated useful life of five years.  The goodwill is not deductible for tax purposes.

Unaudited pro forma consolidated financial information is presented below as if the acquisition had occurred as of the first day of the earliest period presented.  The results have been adjusted to account for the amortization of acquired intangible assets.  The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such periods, nor does the information project results for any future period.  The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report. The unaudited pro forma consolidated financial information for the years ended December 31, 2009 and 2008 are as follows:

	For the Year Ended December 31,
	2009	2008
Total net revenue	$60,963,012	$71,992,091
Net loss	$(47,661,651)	$(782,885)
Basic net loss per share	$(1.53)	$(0.03)
Diluted net loss per share	$(1.53)	$(0.02)
Weighted average basic shares outstanding	31,234,361	31,075,322
Weighted average diluted shares outstanding	31,234,361	31,483,032

(4) Net (Loss) Income Per Share

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the years ended December 31, 2009 and 2008, approximately 3.4 million and 2.6 million options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and with respect to the year ended December 31, 2009, because the Company recorded a net loss.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2009	2008	2007
Basic net (loss) income per share Numerator:
(Loss) income from continuing operations	$(47,414,313)	$551,800	$30,307,791
Loss from discontinued operations	(15,321)	(8,012)	(12,829)
Preferred stock deemed dividends	—	—	(1,802,733)
Preferred stock cash dividends	(385,696)	(385,696)	(96,424)
Numerator for basic earnings per share – Net (loss) income attributable to common stockholders	$(47,815,330)	$158,092	$28,395,805

Denominator:
Weighted average basic shares outstanding	30,586,460	30,427,421	28,830,366

Net (loss) income per basic share:
(Loss) income from continuing operations	$(1.55)	$0.02	$1.05
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Preferred stock deemed dividends	—	—	(0.07)
Preferred stock cash dividends	(0.01)	(0.01)	(0.00)
Net (loss) income attributable to common stockholders	$(1.56)	$0.01	$0.98

Diluted net (loss) income per share: Numerator:
(Loss) income from continuing operations	$(47,414,313)	$551,800	$30,307,791
Loss from discontinued operations	(15,321)	(8,012)	(12,829)
Preferred stock deemed dividends	—	—	(1,802,733)
Preferred stock cash dividends	(385,696)	(385,696)	(96,424)
Numerator for diluted earnings per share - Net (loss) income attributable to common stockholders	$(47,815,330)	$158,092	$28,395,805

Denominator:
Weighted average basic shares outstanding	30,586,460	30,427,421	28,830,366
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	—	407,710	557,361
Weighted average diluted shares outstanding	30,586,460	30,835,131	29,387,727

Net (loss) income per diluted share:
(Loss) income from continuing operations	$(1.55)	$0.02	$1.03
Loss from discontinued operations	(0.00)	(0.00)	(0.00)
Preferred stock deemed dividend	—	—	(0.06)
Preferred stock cash dividend	(0.01)	(0.01)	(0.00)
Net (loss) income attributable to common stockholders	$(1.56)	$0.01	$0.97

(5) Marketable Securities

The Company holds investments in corporate floating rate notes totaling approximately $18.4 million, which mature at various times within the next 31 months, and in two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.  The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.  The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10.  The Company classifies these securities as available for sale and are reported at fair value.  Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net (loss) income. See Note 16 (Comprehensive (Loss) Income).

(6) Fair Value Measurements

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

Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2009 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$60,542,494	$60,542,494	$—	$—
Marketable securities (2)	20,328,087	18,558,087	—	1,770,000
Long term investment (3)	555,000	—	—	555,000
Total at fair value	$81,425,581	$79,100,581	$—	$2,325,000

(1)	Cash and cash equivalents, totaling $60,542,494, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)
Marketable securities consist of corporate floating rate notes for which we determine fair value through quoted market prices.  Marketable securities also consist of two municipal ARS issued by the District of Columbia. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process.  Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.  For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive income (loss), whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations.  As of December 31, 2009, the Company determined there was a decline in the fair value of its ARS investments of $105,000, which was deemed temporary and was included within accumulated other comprehensive income (loss).  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS.  The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)
Long term investment consists of an investment in Debtfolio, Inc., doing business as Geezeo, a web-based personal finance site.  The investment totaled $1.9 million for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time.  The impairment charge approximated $1.5 million.  There have been no additional events during the nine months ended December 31, 2009 that would indicate any additional impairment, as Debtfolio has recently raised additional capital based upon the same fair market value.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Long Term Investment
Balance at January 1, 2009	$1,658,178	$2,042,970
Transfers to Level 1	(48,178)	—
Increase in fair value of investment	185,000	—
Redemption of Auction Rate Security	(25,000)	—
Impairment charge	—	(1,487,970)
Balance at December 31, 2009	$1,770,000	$555,000

(7) Property and Equipment

Property and equipment as of December 31, 2009 and 2008 consists of the following:

	December 31,
	2009	2008
Computer equipment	$16,499,509	$16,268,874
Furniture and fixtures	1,354,932	1,522,888
Leasehold improvements	2,902,039	3,131,586
	20,756,480	20,923,348
Less accumulated depreciation and amortization	13,263,460	11,250,569
Property and equipment, net	$7,493,020	$9,672,779

Included in computer equipment are capitalized software and web site development costs of $6.1 million and $5.9 million at December 31, 2009 and 2008, respectively.  A summary of the activity of capitalized software and web site development costs is as follows:

Balance December 31, 2008	$5,947,990
Additions	774,747
Deletions	(600,735)
Balance December 31, 2009	$6,122,002

Depreciation and amortization expense for the above noted property and equipment aggregated $3.2 million, $3.1 million and $1.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  The Company does not include depreciation and amortization expense in cost of services.

(8) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Total goodwill not subject to amortization	$24,286,616	$40,024,076
Other intangible assets not subject to amortization:
Trade name	$720,000	$1,020,000
Total other intangible assets not subject to amortization	720,000	1,020,000
Other intangible assets subject to amortization:
Customer relationships	6,862,136	10,234,176
Syndication agreement	870,000	870,000
Software models	2,070,000	2,192,000
Noncompete agreements	1,536,678	2,813,256
Products database	137,000	137,000
Total other intangible assets subject to amortization	11,475,814	16,246,432
Less accumulated amortization	(3,985,709)	(3,635,532)
Net other intangible assets subject to amortization	7,490,105	12,610,900
Total other intangible assets	$8,210,105	$13,630,900

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

Amortization expense totaled $1.8 million, $2.8 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended
December 31,	Amount
2010	$1,434,949
2011	1,371,687
2012	1,151,569
2013	793,814
2014	793,814
Thereafter	1,944,272
Total	$7,490,105

(9) Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consist of the following:

	December 31,
	2009	2008
Payroll and related costs	$3,731,342	$547,395
Restructuring and other charges (see Note 15)	1,230,056	—
Professional fees	1,092,214	478,857
Third party content and data costs	289,226	232,272
Other liabilities	1,551,298	1,526,378
Total accrued expenses	$7,894,136	$2,784,902

(10) Income Taxes

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

As of December 31, 2009 and 2008, respectively, the Company had approximately $133 million and $125 million of federal and state net operating loss carryforwards (“NOLs”). The Company had recognized a deferred tax asset for a portion of such NOLs in the amount of $16.1 million as of December 31, 2008.  During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets by generating sufficient taxable income in future years. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence includes a loss for the current year, a cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.

The Company has not recognized a deferred tax asset for the NOLs at December 31, 2009 and expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.  The federal losses are available to offset future taxable income through 2029 and expire from 2019 through 2029.  Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state NOL's expire from 2010 through 2029.  The NOLs as of December 31, 2009 and 2008 include approximately $17 million and $20 million, respectively related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. The Company also had a capital loss carryforward of approximately $3.6 million as of December 31, 2008, $3.2 million of which expired during 2009.  Under the Worker, Homeownership, and Business Assistance Act of 2009 (the 2009 Act), the Company will elect to carry back the 2009 federal NOL generated.  The 2009 Act suspends the 90 percent limitation on the use of alternative tax NOLs and allows for a five-year NOL carryback period.  The Company recorded a $0.3 million income tax benefit for the refund of 2007 and 2008 alternative minimum tax paid under the 2009 Act.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s NOLs could be limited in the event of a change in ownership. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible. Based upon a study that analyzed the Company’s stock ownership activity from inception to December 31, 2008, a change of ownership was deemed to have occurred in August 2000. This change of ownership created an annual limitation on the usage of the Company’s losses which are available through 2025.  During the year ended December 31, 2009, the Company acquired approximately $3 million of NOLs when it acquired the stock of Kikucall, Inc.  In accordance with Section 382 of the Internal Revenue code, the usage of the Kikucall, Inc. net operating loss carryforward could be limited.

As a C Corporation, the Company is subject to federal and state and local corporate income taxes.  The components of the provision (benefit) for income taxes reflected on the consolidated statements of operations from continuing operations are set forth below:

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Current taxes:
U.S. federal	$(217)	$(82)	$307
State and local	(16)	201	0
Total current tax expense (benefit)	$(233)	$119	$307

Deferred taxes:
U.S. federal	$13,699	$(99)	$(13,600)
State and local	2,418	(18)	(2,400)
Total deferred tax expense (benefit)	$16,117	$(117)	$(16,000)

Total tax expense (benefit)	$15,884	$2	$(15,693)

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate of 34% is set forth below:

	For the years ended December 31,
	2009	2008	2007
U.S. statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	3.5	22.4	6.0
Effect of permanent differences	(9.7)	8.0	1.5
Change to valuation allowance	(76.7)	(62.0)	(144.3)
Other	(1.4)	(2.0)	0.7
Effective income tax rate	(50.3)%	0.4%	(102.1)%

Deferred income taxes reflect the net tax effects of temporary difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse.  Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Operating loss carryforward	$52,996	$50,123
Windfall tax benefit carryforward	(6,923)	(8,186)
Capital loss carryforward	-	1,422
Goodwill	2,477	-
Intangible assets	251	-
Alternative minimum tax	-	217
Accrued expenses	1,518	2,314
Depreciation	-	40
Other	594	-
Total deferred tax assets	50,913	45,930
Deferred tax liabilities:
Depreciation	(1,062)	-
Intangible assets	-	(2,274)
Goodwill	-	(1,617)
Total deferred tax liabilities	(1,062)	(3,891)
Less: valuation allowance	(49,851)	(25,922)
Net deferred tax assets	$-	$16,117

The implementation of ASC 740-10 did not result in any current adjustment or any cumulative effect, and therefore, no adjustment was recorded to retained earnings upon adoption.  For the years ended December 31, 2009, 2008 and 2007, the Company performed a tax analysis in accordance with ASC 740-10.  Based upon such analysis the Company was not required to accrue any liabilities pursuant to ASC 740-10 for the years ended December 31, 2009, 2008 and 2007, respectively.

(11) Stockholders’ Equity

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2009, no Series B Preferred Stock has been converted.  Neither the Series B Preferred Stock nor the Warrants have been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock or upon the exercise of the Warrants.

Investor Rights Agreement

On November 15, 2007, the Company also entered into an Investor Rights Agreement with the Purchasers (the “Investor Rights Agreement”) pursuant to which, among other things, the Company agreed to grant the Purchasers certain registration rights including the right to require the Company to file a registration statement within 30 days to register the Common Stock issuable upon conversion of the Series B Preferred Stock and upon exercise of the Warrants and to use its reasonable best efforts to cause the registration to be declared effective within 90 days after the date the registration is filed.  To date, no such request has been made.

Certificate of Designation

Pursuant to a Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”) filed by the Company with the Secretary of State of the State of Delaware on November 15, 2007:
 (i) the Series B Preferred Stock has a purchase price per share equal to $10,000 (the “Original Issue Price”); (ii) in the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of shares of Series B Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the Original Issue Price, plus any declared and unpaid dividends; (iii) the holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock; (iv) for so long as 40% of the shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to elect one person to the Company’s board of directors; (v) the Series B Preferred Stock automatically converts into an aggregate of 3,856,942 shares of Common Stock in the event that the Common Stock trades on a trading market at or above a closing price equal to $28.52 per share for 90 consecutive trading days and any demand registration previously requested by the holders of the Series B Preferred Stock has become effective; and (vi) so long as 30% of the shares of the currently-outstanding Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (a) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock (including, without limitation, the issuance of any shares of Series B Preferred Stock (other than shares of Series B Preferred Stock issued as a stock dividend or in a stock split); (b) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (c) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (d) the payment of any dividends (other than dividends paid in our capital stock or any of our subsidiaries) in excess of $0.10 per share per annum on the Common Stock unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (e) the purchase or redemption of: (1) any Common Stock (except for the purchase or redemption from employee, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (2) any class or series of now or hereafter of our authorized stock that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

Warrants

As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The Warrants expire on the fifth anniversary of the date they were first issued, or earlier in certain circumstances.  As of December 31, 2009, no Warrants have been exercised.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the years ended December 31, 2009 and 2008, the Company did not purchase any shares of Common Stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of $7,321,122, for an average price of $1.34 per share.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers, and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through December 31, 2009, the Company had withheld an aggregate of 420,048 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Dividends

During the year ended December 31, 2009, the Company paid four quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis.  For the year ended December 31, 2009, dividends paid totaled approximately $3.6 million, as compared to approximately $3.5 million for the year ended December 31, 2008.  The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

Stock Options

Under the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock (also referred to as restricted stock units, or RSUs), or any combination thereof.  At the Company’s annual stockholders’ meeting in May 2007, stockholders of the Company approved TheStreet.com, Inc. 2007 Performance Incentive Plan (the “2007 Plan”).  Under the terms of the 2007 Plan, 1,250,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights (SARs), restricted stock, restricted stock units (RSUs) or other stock-based awards. The plan also authorized cash performance awards.  Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan.   No further awards will be made under the 1998 Plan.  At the Company’s annual stockholders’ meeting in May 2008, stockholders of the Company approved an amendment to the 2007 Plan to increase the number of shares of Common Stock available for awards by 1,000,000, to a total of 2,250,000.  Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion.  Only employees of the Company are eligible to receive grants of incentive stock options.  Awards generally vest over a three- to five-year period and stock options generally have terms of five years. As of December 31, 2009, there remained 964,614 shares available for future awards under the 2007 Plan.  Stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007 was $2.7 million, $3.5 million and $2.1 million, respectively.

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

A summary of the activity of the 1998 and 2007 Plans is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2008	2,617,782	$6.37
Restricted stock units granted	1,952,109	$0.00
Restricted stock units issued	(335,915)	$0.00
Options cancelled	(1,321,480)	$8.15
Restricted stock units cancelled	(242,276)	$0.00
Awards outstanding, December 31, 2009	2,670,220	$2.21	$4,695	3.12
Awards vested and expected to vest at December 31, 2009	2,398,930	$2.43	$4,069	2.99
Options exercisable at December 31, 2009	499,474	$7.97	$0	1.53
Restricted stock units exercisable at December 31, 2009	0	$0.00	$0	3.52

The following table summarizes information about options outstanding at December 31, 2009:

		Options
		Outstanding	Options		Weighted
		Weighted	Outstanding		Average
		Average	Weighted		Exercise
		Remaining	Average		Price of
Range of	Options	Contractual	Exercise	Options	Options
Exercise Price	Outstanding	Life	Price	Exercisable	Exercisable

$ 3.62 - $ 4.08	146,335	0.9	$3.99	123,001	$4.05
$ 7.15 - $10.53	395,962	2.2	$8.51	270,875	$8.42
$10.90 - $13.00	171,733	2.6	$11.39	105,598	$11.39

Total	714,030	2.0	$8.28	499,474	$7.97

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2009 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at January 1, 2009	1,609,990	$5.70
Shares underlying restricted stock units granted	1,952,109	$2.50
Shares underlying options vested	(393,499)	$3.53
Shares underlying restricted stock units issued	(335,915)	$6.73
Shares underlying unvested options cancelled	(419,663)	$3.77
Shares underlying unvested restricted stock units cancelled	(242,276)	$4.60
Shares underlying awards unvested at December 31, 2009	2,170,746	$3.37

The weighted-average fair value of employee stock options granted during the years ended December 31, 2008 and 2007 was $3.27 and $4.15, respectively.  There were no employee stock options granted during the year ended December 31, 2009.  For the years ended December 31, 2009, 2008 and 2007, the total fair value of share-based awards vested was $4,324,791, $1,460,310 and $1,448,986, respectively.  For the years ended December 31, 2008 and 2007, the total intrinsic value of options exercised was $1,152,566 and $4,906,279, respectively.  There were no employee stock options exercised during the year ended December 31, 2009.  As of December 31, 2009, there was approximately $5.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.31 years.

(12) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through December 31, 2020.  Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs.  Rent and equipment rental expenses were $2.4 million, $2.6 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Additionally, the Company has employment agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder.  As of December 31, 2009, total future minimum cash payments are as follows:

	Payments Due by Year
							After
Contractual obligations:	Total	2010	2011	2012	2013	2014	2014

Operating leases	$20,729,230	$1,612,187	$2,197,482	$2,092,126	$2,084,866	$1,878,937	$10,863,632
Employment agreements	1,763,833	1,763,833	—	—	—	—	—
Outside contributors	507,000	457,000	50,000	—	—	—	—

Total contractual cash obligations	$23,000,063	$3,833,020	$2,247,482	$2,092,126	$2,084,866	$1,878,937	$10,863,632

Future minimum cash payments for the year ended December 31, 2010 related to operating leases has been reduced by approximately $0.7 million related to a free rent allowance contained in the Third Amendment of Lease dated December 31, 2008 relating to the Company’s corporate office.

Legal Proceedings

In December 2001, the Company was named as a defendant in a securities class action filed in the United States District Court for the Southern District of New York related to its initial public offering (“IPO”) in May 1999. The lawsuit also named as individual defendants certain of its former officers and directors, James J. Cramer, currently the Chairman of the Board of the Company, and certain of the underwriters of the IPO, including The Goldman Sachs Group, Inc., Hambrecht & Quist LLC (now part of JP Morgan Chase & Co.), Thomas Weisel Partners LLC, Robertson Stephens Inc. (an investment banking subsidiary of BankBoston Corp., later FleetBoston Corp., which ceased operations in 2002), and Merrill Lynch, Pierce, Fenner & Smith, Inc. (now part of Bank of America Corporation).  Approximately 300 other issuers and their underwriters have had similar suits filed against them, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. An amended complaint was filed April 19, 2002. The Company and the officers and directors were named in the suits pursuant to Section 11 of the Securities Act of 1933 (the “Securities Act”), Section 10(b) of the Securities Exchange Act of 1934, and other related provisions. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.

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

 On August 14, 2007, plaintiffs filed their second consolidated amended class action complaints against the focus cases and, on September 27, 2007, again moved for class certification. On November 12, 2007, certain of the defendants in the focus cases moved to dismiss plaintiffs’ second amended consolidated class action complaints. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by those plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside of the previously certified class period. Briefing on the class certification motion was completed in May 2008. That motion was withdrawn without prejudice on October 10, 2008.  On April 2, 2009, a stipulation and agreement of settlement among the plaintiffs, issuer defendants and underwriter defendants was submitted to the Court for preliminary approval.    The settlement was approved on October 5, 2009.  Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  The settlement has been appealed.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

In October 2009, the Company was named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleges that defendants infringe U.S. Patent No. 7,508,789, putatively owned by plaintiff, related to a certain method of displaying digital data via hyperlinks.  The Company has filed an answer denying liability on a variety of theories.  Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

As previously disclosed, the Company conducted a review of the accounting in its former Promotions.com subsidiary, which subsidiary was sold in December 2009.  As a result of this review, the Company recently filed a Form 10-K/A for the year ended December 31, 2008, a Form 10-Q/A for the quarter ended March 31, 2009 and Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  The Company is cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

(13) Long Term Investment

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a web-based personal finance site.  The investment totaled $1.9 million for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time.  The impairment charge approximated $1.5 million.  There have been no additional events through December 31, 2009 that would indicate any additional impairment, as Debtfolio has recently raised additional capital based upon the same fair market value.

(14) Impairment Charge

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

•
The carrying value of the Company’s long term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity stake in Debtfolio, Inc.  The impairment approximated $1.5 million. (See Note 13 (Long-Term Investment)).

(15) Restructuring and Other Charges

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, and effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation, and in December 2009, the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges from continuing operations approximating $3.5 million during the year ended December 31, 2009. Included in this charge were severance and other payroll related expenses, totaling approximately $1.9 million, $0.8 million related to the sublease of office space previously occupied by our former Promotions.com subsidiary, $0.6 million of professional fees, and $0.2 million related to the write-off of certain assets.

Total cash outlay for the restructuring and other charge will approximate $3.0 million, of which approximately $1.2 million is included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2009.

The following table displays the activity of the restructuring and other charges reserve account from the initial charges during the first quarter 2009 through December 31, 2009:

	Initial Charge	Additions	Payments	Noncash Deductions	Balance 12/31/09
Workforce reduction	$1,741,752	$726,385	$(1,779,163)	$(208,918)	$480,056
Lease termination	-	750,000	-	-	750,000
Asset write-off	242,777	-	-	(242,777)	-
	$1,984,529	$1,476,385	$(1,779,163)	$(451,695)	$1,230,056

(16) Comprehensive (Loss) Income

Comprehensive (loss) income consists of the following:

	For the Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(47,429,634)	$543,788	$30,294,962
Recovery of temporary impairment of ARS	185,000	(290,000)	-
Unrealized gain on marketable securities	744,802	-	-
Reclass from AOCI to earnings due to sale	(295,430)	-	-
Comprehensive (loss) income	$(46,795,262)	$253,788	$30,294,962

(17) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and provides an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation.  The Company’s matching contribution totaled $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(18) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$13,500	$14,992	$15,236	$16,512
Total operating expense	43,357	15,263	16,752	17,836
(Loss) income from continuing operations before income taxes	(29,472)	350	(1,295)	(1,151)
Provision for income tax	(16,227)	—	—	381
(Loss) income from continuing operations	(45,699)	350	(1,295)	(770)
Income (loss) from discontinued operations	1	(10)	(2)	(4)
Net (loss) income	(45,698)	340	(1,297)	(775)
Preferred stock dividends	96	96	96	96
Net (loss) income attributable to common stockholders	$(45,794)	$244	$(1,393)	$(871)
Basic net (loss) income per share:
(Loss) income from continuing operations	$(1.50)	$0.01	$(0.05)	$(0.03)
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.00)
Net (loss) income	(1.50)	0.01	(0.05)	(0.03)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income attributable to common stockholders	$(1.50)	$0.01	$(0.05)	$(0.03)
Diluted net income (loss) per share:
(Loss) income from continuing operations	$(1.50)	$0.01	$(0.05)	$(0.03)
Income (loss) from discontinued operations	0.00	(0.00)	(0.00)	(0.00)
Net (loss) income	(1.50)	0.01	(0.05)	(0.03)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$(1.50)	$0.01	$(0.05)	$(0.03)

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$17,992	$18,404	$17,049	$17,403
Total operating expense	16,994	17,615	17,981	19,399
Income (loss) from continuing operations before income taxes	1,684	1,190	(587)	(1,733)
(Provision) benefit for income tax	(146)	(126)	(106)	376
Income (loss) from continuing operations	1,538	1,064	(693)	(1,357)
Loss from discontinued operations	(3)	(2)	(3)	(—)
Net income (loss)	1,535	1,062	(696)	(1,357)
Preferred stock dividends	96	96	96	96
Net income (loss) attributable to common stockholders	$1,439	$966	$(792)	$(1,453)
Basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$0.03	$(0.03)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	0.05	0.03	(0.03)	(0.05)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$0.05	$0.03	$(0.03)	$(0.05)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.04	$0.03	$(0.03)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss)	0.04	0.03	(0.03)	(0.05)
Preferred stock dividends	—	—	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$0.04	$0.03	$(0.03)	$(0.05)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write-offs	Balance at End of Period

For the year ended December 31, 2009	$531,092	$408,425	$662,849	$276,668
For the year ended December 31, 2008	$242,807	$692,405	$404,120	$531,092
For the year ended December 31, 2007	$216,077	$175,000	$148,270	$242,807

EXHIBIT INDEX

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
*4.1
Amended and Restated Registration Rights Agreement dated December 21, 1998, by and among the Company and the stockholders named therein, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

*4.2
Certificate of Designation of the Company’s Series A Junior Participating Preferred Stock, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of Common Stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
+*10.1	Amended and Restated 1998 Stock Incentive Plan, dated May 29, 2002, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 14, 2002.
+*10.2	Form of Stock Option Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2005.
+*10.3	Form of Restricted Stock Unit Grant Agreement under the 1998 Stock Incentive Plan, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 16, 2006.
+*10.4	2007 Performance Incentive Plan, incorporated by reference to Appendix A to the Company’s 2007 Definitive Proxy Statement on Schedule 14A filed April 23, 2007.
+*10.5	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.
+*10.6
Form of Restricted Stock Unit Grant Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

+*10.7
Form of Cash Performance Award Agreement under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 9, 2007.

+*10.8	Employment Agreement dated April 9, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed April 9, 2008.
+*10.9	Amendment to Employment Agreement dated July 30, 2008 between James Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed July 30, 2008.
+*10.10
Employment Agreement, dated September 13, 2007, by and between Thomas J. Clarke, Jr. and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.

+*10.11
Letter Agreement dated October 24, 2008, by and between Thomas J. Clarke, Jr. and the Company amending the Employment Agreement dated September 13, 2007, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 7, 2008.

+*10.12	Employment Agreement dated June 30, 2008, by and between Eric Ashman and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed June 30, 2008.
+*10.13	Employment Agreement dated March 26, 2007, by and between Steven Elkes and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed May 10, 2007.
+*10.14
Employment Agreement dated August 23, 2007, by and between David Morrow and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed November 9, 2007.

+*10.15	Employment Agreement dated May 15, 2008, by and between Teresa Santos and the Company, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed May 15, 2008.
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

+*10.23
Amendment to Employment Agreement dated December 23, 2008 by and between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K/A filed February 8, 2010.

+*10.24
Separation Agreement and Mutual Release between the Company and Thomas J. Clarke, Jr. dated March 13, 2009, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed March 13, 2009.

+*10.25
Term Sheet between the Company and Daryl Otte dated as of May 15, 2009, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.26
Agreement for Grant of Restricted Stock Units Under 2007 Performance Incentive Plan dated as of June 9, 2009 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.27
Change of Control and Severance Agreement dated as of June 9, 2009 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.28
Term Sheet between the Company and Gregory Barton dated as of June 2, 2009, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.29
Notice of Waiver dated April 2, 2009 by James J. Cramer under Employment Agreement between the Company and James J. Cramer, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.30
Letter agreement dated April 30, 2009 between the Company and Richard Broitman, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.31
Letter agreement dated May 8, 2009 between the Company and Eric Ashman, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+10.32	Letter agreement dated as of March 13, 2009 between the Company and Daryl Otte.
+*10.33
Letter agreement dated June 10, 2009 between the Company and Teresa Santos, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009, filed February 8, 2010.

+*10.34
Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.35
Form of Agreement of Grant of Cash Performance Award Under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.36
Agreement of Grant of Restricted Stock Units dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.37
Severance Agreement dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+10.38	Form of Indemnification Agreement for directors and executive officers of the Company.
+10.39	Amendment to 2007 Performance Incentive Plan, adopted by the Company November 20, 2009.
+10.40	Amendment to Employment Agreement dated October 27, 2009 by and between James J. Cramer and the Company.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.

21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP.
23.2	Consent of Marcum LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CAO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CAO.

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement