Form 10-Q
period 2010-03-31
THESTREET COM
filed 2010-05-07
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of May 4, 2010)
Common Stock, par value $0.01 per share	31,552,197

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2010

ii

Part I – FINANCIAL INFORMATION

Item 1.               Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(audited)
assets
Current Assets:
Cash and cash equivalents (Note 2)	$28,235,568	$60,542,494
Marketable securities (Note 2)	14,411,320	2,812,400
Accounts receivable, net of allowance for doubtful accounts of $230,454 as of March 31, 2010 and $276,668 as of December 31, 2009	4,608,700	5,963,209
Other receivables	2,787,079	2,774,898
Prepaid expenses and other current assets	1,765,715	1,691,038
Total current assets	51,808,382	73,784,039

Property and equipment, net of accumulated depreciation and amortization of $13,617,005 as of March 31, 2010 and $13,263,460 as of December 31, 2009	7,211,893	7,493,020
Marketable securities (Note 2)	37,312,425	17,515,687
Long term investment	555,000	555,000
Other assets	163,577	167,477
Goodwill	24,286,616	24,286,616
Other intangibles, net	7,851,368	8,210,105
Restricted cash (Note 2)	1,702,079	1,702,079
Total assets	$130,891,340	$133,714,023

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,110,635	$2,164,809
Accrued expenses	4,704,753	7,894,136
Deferred revenue	18,826,107	17,306,737
Other current liabilities	130,041	132,682
Liabilities of discontinued operations	223,478	223,165
Total current liabilities	25,995,014	27,721,529
Deferred tax liability	288,000	288,000
Other liabilities	1,588,873	1,230,591
Total liabilities	27,871,887	29,240,120

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2010 and December 31, 2009; the aggregate liquidation preference totals $55,000,000 as of March 31, 2010 and December 31, 2009	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,652,035 shares issued and 31,548,827 shares outstanding as of March 31, 2010, and 37,246,362 shares issued and 31,164,628 shares outstanding as of December 31, 2009	376,520	372,464
Additional paid-in capital	271,702,340	271,715,956
Accumulated other comprehensive income	371,335	344,372
Treasury stock at cost; 6,103,208 shares as of March 31, 2010 and 6,081,734 shares as of December 31, 2009	(10,466,261)	(10,411,952)
Accumulated deficit	(158,964,536)	(157,546,992)
Total stockholders’ equity	103,019,453	104,473,903
Total liabilities and stockholders’ equity	$130,891,340	$133,714,023

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2010	2009
	(unaudited)
Net revenue:
Premium services	$9,694,582	$9,507,441
Marketing services	3,805,775	3,993,022
Total net revenue	13,500,357	13,500,463

Operating expense:
Cost of services	6,369,662	8,245,710
Sales and marketing	3,245,557	2,976,907
General and administrative	4,436,275	4,541,678
Depreciation and amortization	1,044,433	1,470,737
Impairment charges	-	24,137,069
Restructuring and other charges	-	1,984,529
Total operating expense	15,095,927	43,356,630
Operating loss	(1,595,570)	(29,856,167)
Net interest income	176,595	230,137
Other income	20,374	153,677
Loss from continuing operations before income taxes	(1,398,601)	(29,472,353)
Provision for income taxes	-	(16,515,077)
Loss from continuing operations	(1,398,601)	(45,987,430)
Discontinued operations:
(Loss) income from discontinued operations	(18,943)	925
Net loss	(1,417,544)	(45,986,505)
Preferred stock cash dividends	96,424	96,424
Net loss attributable to common stockholders	$(1,513,968)	$(46,082,929)

Basic net (loss) income per share
Loss from continuing operations	$(0.05)	$(1.51)
(Loss) income from discontinued operations	(0.00)	0.00
Net loss	(0.05)	(1.51)
Preferred stock cash dividends	(0.00)	(0.00)
Net loss attributable to common stockholders	$(0.05)	$(1.51)

Diluted net (loss) income per share
Loss from continuing operations	$(0.05)	$(1.51)
(Loss) income from discontinued operations	(0.00)	0.00
Net loss	(0.05)	(1.51)
Preferred stock cash dividends	(0.00)	(0.00)
Net loss attributable to common stockholders	$(0.05)	$(1.51)

Weighted average basic shares outstanding	31,496,139	30,495,300
Weighted average diluted shares outstanding	31,496,139	30,495,300

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2010	2009
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,417,544)	$(45,986,505)
Loss (income) from discontinued operations	18,943	(925)
Loss from continuing operations	(1,398,601)	(45,987,430)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	591,191	1,243,613
Provision for doubtful accounts	(41,295)	72,858
Depreciation and amortization	1,044,433	1,470,737
Valuation allowance on deferred taxes	-	16,404,790
Impairment charges	-	24,137,069
Restructuring and other charges	-	428,868
Deferred rent	343,913	352,320
Gain on disposal of equipment	(20,600)	-
Changes in operating assets and liabilities:
Accounts receivable	1,395,804	3,935,057
Other receivables	8,619	112,375
Prepaid expenses and other current assets	(74,679)	(26,789)
Other assets	-	(14,821)
Accounts payable	(54,174)	650,508
Accrued expenses	(2,856,383)	1,600,411
Deferred revenue	1,519,370	809,280
Other current liabilities	(3,439)	165,628
Other liabilities	15,167	(15,877)
Net cash provided by continuing operations	469,326	5,338,597
Net cash used in discontinued operations	(18,630)	(2,576)
Net cash provided by operating activities	450,696	5,336,021
Cash Flows from Investing Activities:
Purchase of marketable securities	(35,800,533)	(11,491,614)
Sale of marketable securities	4,431,838	-
Capital expenditures	(423,367)	(647,948)
Proceeds from the sale of fixed assets	22,500	-
Net cash used in investing activities	(31,769,562)	(12,139,562)
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(837,327)	(787,271)
Cash dividends paid on preferred stock	(96,424)	(96,424)
Purchase of treasury stock	(54,309)	(230,287)
Net cash used in financing activities	(988,060)	(1,113,982)
Net decrease in cash and cash equivalents	(32,306,926)	(7,917,523)
Cash and cash equivalents, beginning of period	60,542,494	72,441,294
Cash and cash equivalents, end of period	$28,235,568	$64,523,771
Supplemental disclosures of cash flow information:
Cash payments made for interest	$1,478	$2,446
Cash payments made for income taxes	$-	$146,658

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet.com, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a digital financial media company.  Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a growing audience of active self-directed investors, as well as to assist advertisers desiring to connect with our affluent audience.  We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, widgets, email services, mobile devices, podcasts and online video channels.  We also syndicate our content for distribution by financial institutions and other media organizations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the three month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2010 (“2009 Form 10-K”).

Effective July 1, 2007, the Company’s revenue streams were classified into two components, “paid services” and “marketing services”.  Effective April 1, 2009, the “paid services” component has been renamed “premium services” to better reflect the character of this revenue and as such, this line item has been changed for all periods presented.

The Company has evaluated subsequent events for recognition or disclosure.

Immaterial Revision of Prior Year Financial Statements

The Company made an immaterial revision to the prior year financial statements related to the correction of an error incorrectly netting a deferred tax liability on an indefinite lived intangible against its net deferred tax assets when recording the valuation allowance during the first quarter of 2009.  The effect of such revisions results in the tax provision, for the three months ended March 31, 2009 increasing, due to an increase in the valuation allowance by $0.3 million, loss from continuing operations, net loss, and net loss attributable to common stockholders increasing by $0.3 million and a net deferred tax liability being recorded on the balance sheet as of December 31, 2009, as well as an increase in the accumulated deficit totaling $0.3 million.  Management does not deem this revision to be material to the prior year financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted.  In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available.  In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable.  The Company is in the process of evaluating the impact, if any, that the adoption of ASU 2009-13 will have on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (“ASU 2010-06”) to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. Levels 1, 2 and 3 of fair value measurements are defined in Note 3 below. The implementation of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $28.2 million.  Marketable securities consist of cash reserves in liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, totaling approximately $49.9 million.  The maximum maturity for any investment is three years.   The Company also holds two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.  The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.  The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10.  The Company classifies these securities as available for sale and are reported at fair value.  Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net (loss) income. See Note 13 (Comprehensive (Loss) Income).  Additionally, we have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted.  The letters of credit serve as security deposits for our office space in New York City.

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$28,235,568	$60,542,494
Current and noncurrent marketable securities	51,723,745	20,328,087
Restricted cash	1,702,079	1,702,079
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$81,661,392	$82,572,660

3.	FAIR VALUE MEASUREMENTS

The Company measures the fair value of its financial instruments in accordance with ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements.  ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date.  The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

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

Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2010 are classified based on the valuation technique level in the table below:

	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$28,235,568	$28,235,568	$—	$—
Marketable securities (2)	51,723,745	49,933,745	—	1,790,000
Long term investment (3)	555,000	—	—	555,000
Total at fair value	$80,514,313	$78,169,313	$—	$2,345,000

(1)	Cash and cash equivalents, totaling $28,235,568, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)
Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes for which we determine fair value through quoted market prices.  Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling $1,790,000 as of March 31, 2010.  Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process.  Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.  For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations.  As of March 31, 2010, the Company determined there was a decline in the fair value of its ARS investments of $0.1 million, which was deemed temporary and was included within accumulated other comprehensive (loss) income.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS.  The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)
Long term investment consists of an investment in Debtfolio, Inc., doing business as Geezeo, a web-based personal finance site.  The investment totaled $1.9 million for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment.  The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties.  The impairment charge approximated $1.5 million.  The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. As Debtfolio is a non public entity the valuation technique was based on the recent equity offerings by the company. Due to the offerings the Company’s ownership percentage was diluted to 13.825%. The total equity of Debtfolio is valued at $4 million. There have been no subsequent triggering events that would indicate any additional impairment, as Debtfolio has recently raised additional capital based upon the same fair market value.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Long Term Investment
Balance at January 1, 2010	$1,770,000	$555,000
Increase in fair value of investment	20,000	—
Balance at March 31, 2010	$1,790,000	$555,000

4.	STOCK-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s 2009 Form 10-K.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2009 Form 10-K.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value per share of employee stock options granted during the three months ended March 31, 2010 was $1.19, using the Black-Scholes model with the weighted-average assumptions presented below.  No employee stock options were granted during the three months ended March 31, 2009.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Expected option lives	3.5 years
Expected volatility	57.07%
Risk-free interest rate	1.83%
Expected dividend yield	3.83%

As of March 31, 2010, there remained 470,716 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”).  In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $0.6 million and $1.2 million of non-cash stock-based compensation for the three month periods ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, there was approximately $5.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.16 years.

A summary of the activity of the 1998 Plan and 2007 Plan is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2009	2,670,220	$2.21
Restricted stock units granted	350,401	$0.00
Options granted	269,500	$3.52
Shares issued under restricted stock units	(426,363)	$0.00
Options cancelled	(121,335)	$4.67
Restricted stock units forfeited	(4,668)	$0.00
Awards outstanding at March 31, 2010	2,737,755	$2.30	$6,989	3.23
Awards vested and expected to vest at March 31, 2010	2,423,154	$2.50	$6,024	3.31
Options exercisable at March 31, 2010	397,306	$9.11	$0	1.74
Restricted stock eligible to be issued at March 31, 2010 pursuant to restricted stock units	0	$0.00	$0	N/A

As of March 31, 2010, there were 862,195 options outstanding at a weighted average exercise price of $7.30, including 806,185 options vested and expected to vest at a weighted average exercise price of $7.53.

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2010 and changes in the three month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2009	2,170,746	$3.37
Shares underlying options granted	269,500	$1.19
Shares underlying restricted stock units granted	350,401	$2.41
Shares underlying options vested	(12,500)	$3.79
Shares underlying restricted stock units vested	(426,363)	$4.99
Shares underlying options cancelled	(6,667)	$3.94
Shares underlying restricted stock units forfeited	(4,668)	$3.33
Shares underlying awards unvested at March 31, 2010	2,340,449	$2.75

For the three months ended March 31, 2010 and 2009, the total fair value of share-based awards vested was $1.7 million and $3.7 million, respectively.  For the three months ended March 31, 2010 and 2009, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period).  For the three months ended March 31, 2010 and 2009, 269,500 and zero stock options, respectively, and 350,401 and 735,021 restricted stock units, respectively, were granted to employees of the Company.  Additionally, for the three months ended March 31, 2010 and 2009, zero and zero stock options, respectively, were exercised, and 426,363 and 432,545 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the three-month periods ended March 31, 2010 and 2009, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s executive officers, and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through March 31, 2010, the Company had withheld an aggregate of 441,522 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Dividends

On March 31, 2010, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on March 15, 2010.  These dividends totaled approximately $0.9 million. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

6.	LEGAL PROCEEDINGS

As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”).  Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.  In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.  In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation.  In 2009, another settlement was entered into and approved by the trial court.  Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  The settlement has been appealed.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009.  As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008, a Form 10-Q/A for the quarter ended March 31, 2009 and Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively, to restate and correct certain previously-reported financial information.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  We are cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

In April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous.  We intend to vigorously defend ourselves in this matter and believe we have meritorious defenses.  Due to the preliminary stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

7.	NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the three months ended March 31, 2010 and 2009, approximately 3.8 million and 3.7 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2010	2009
Basic net (loss) income per share
Numerator:
Loss from continuing operations	$(1,398,601)	$(45,987,430)
(Loss) income from discontinued operations	(18,943)	925
Preferred stock cash dividends	(96,424)	(96,424)
Numerator for basic earnings per share -
Net loss available to common stockholders	$(1,513,968)	$(46,082,929)

Denominator:
Weighted average basic shares outstanding	31,496,139	30,495,300

Basic net (loss) income per share:
Loss from continuing operations	$(0.05)	$(1.51)
(Loss) income from discontinued operations	(0.00)	0.00
Preferred stock cash dividends	(0.00)	(0.00)
Net loss available to common stockholders	$(0.05)	$(1.51)

Diluted net (loss) income per share
Numerator:
Loss from continuing operations	$(1,398,601)	$(45,987,430)
(Loss) income from discontinued operations	(18,943)	925
Preferred stock cash dividends	(96,424)	(96,424)
Numerator for diluted earnings per share -
Net loss available to common stockholders	$(1,513,968)	$(46,082,929)

Denominator:
Weighted average diluted shares outstanding	31,496,139	30,495,300

Diluted net (loss) income per share:
Loss from continuing operations	$(0.05)	$(1.51)
(Loss) income from discontinued operations	(0.00)	0.00
Preferred stock cash dividends	(0.00)	(0.00)
Net loss available to common stockholders	$(0.05)	$(1.51)

8.	INCOME TAXES

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

As of December 31, 2009, the Company had approximately $133 million of federal and state net operating loss carryforwards (“NOLs”).  Based on first quarter operating results and nine month projections, Management expects to generate a tax loss in 2010 and no tax benefit has been recorded.  The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years.  The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in eight domestic financial institutions.  The Company performs periodic evaluations of the relative credit standing of the eight institutions.  As of March 31, 2010, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

For the three months ended March 31, 2010 and 2009, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2010, one client accounted for more than 10% of our gross accounts receivable balance.  As of December 31, 2009, two clients accounted for more than 10% each of our gross accounts receivable balance.

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

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, a web-based personal finance site.  The investment totaled $1.9 million for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment.  The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties.  The impairment charge approximated $1.5 million.  The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted.  There have been no subsequent triggering events that would indicate any additional impairment, as Debtfolio has recently raised additional capital based upon the same fair market value.

11.	ASSET IMPAIRMENTS

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

•
The carrying value of the Company’s long term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity stake in Debtfolio, Inc.  The impairment approximated $1.5 million. (See Note 10 (Long-Term Investment)).

12.	RESTRUCTURING AND OTHER CHARGES

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 6% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives.  Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation.  As a result of these activities, the Company incurred restructuring and other charges from continuing operations approximating $2.0 million during the three months ended March 31, 2009.

  The following tables display the activity of the restructuring and other charges reserve account during the three months ended March 31, 2010 and 2009:

			Noncash	Balance
	Initial Charge	Payments	Deductions	March 31, 2009
Workforce reduction	$1,741,752	$220,771	$208,918	$1,312,063
Asset write-off	242,777	-	242,777	-
	$1,984,529	$220,771	$451,695	$1,312,063

	Balance December 31, 2009	Payments	Balance March 31, 2010
Workforce reduction	$480,056	$152,635	$327,421
Lease Termination	750,000	73,882	676,118
	$1,230,056	$226,517	$1,003,539

13.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consists of the following:

	For the Three Month Ended March 31,
	2010	2009
Net loss	$(1,417,544)	$(45,986,505)
Recovery of temporary impairment of ARS	20,000	-
Reclass from accumulated other comprehensive income to earnings due to sale	(226)	-
Unrealized gain on marketable securities	7,189	99,860
Total comprehensive loss	$(1,390,581)	$(45,886,645)

14.	DISCONTINUED OPERATIONS

In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment.  Accordingly, the remaining operating results relating to this segment, which are limited to certain professional fees, have been segregated from continuing operations and reported as a separate line item on the condensed consolidated statements of operations and cash flows.  There were no cash flows from discontinued operations from investing or financing activities for all periods.

15.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31, 2010	December 31, 2009
Note receivable	$2,010,765	$2,052,652
Other receivables	$776,314	$722,246
	$2,787,079	$2,774,898

On December 18, 2009, the Company sold all of its membership interest in its Promotions.com LLC subsidiary, for an aggregate price of approximately $3.1 million.  The purchaser was a company owned by the managers of the Promotions.com business, who prior to the closing were employees of the Company.  In connection with the sale, the Company received notes in an aggregate principal amount of approximately $2.1 million.  The notes are payable in six equal monthly installments commencing April 1, 2010.

16.	SUBSEQUENT EVENTS

On May 5, 2010, the Company sold certain assets of TheStreet.com Ratings business (those pertaining to banking and insurance ratings) for an aggregate price of approximately $1.7 million, subject to adjustment as provided in the agreement.  The purchaser is an entity under the same control as was the entity from which the Company had purchased TheStreet.com Ratings business in August 2006.  In connection with the sale, the purchaser assumed a net $0.3 million of liabilities ($0.4 million of deferred revenue liabilities offset in part by working capital items) and paid the Company $1.3 million in cash, subject to adjustment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, , including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2009.  Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms.  All statements relating to our plans, strategies and objective are deemed forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

TheStreet.com, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company.  Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a growing audience of active self-directed investors, as well as to assist advertisers desiring to connect with our affluent audience.  We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, widgets, email services, mobile devices, podcasts and online video channels.  We also syndicate our content for distribution by financial institutions and other media organizations.

Effective July 1, 2007, our revenue streams were classified into two components, “paid services” and “marketing services”.  Effective April 1, 2009, the “paid services” component has been renamed “premium services” to better reflect the character of this revenue and as such this line item has been changed for all periods presented.

We report revenue in two categories:  premium services and marketing services.  Premium services revenue is comprised of subscriptions, licenses and fees for access to our investment information and rate services.  Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services and for interactive marketing work performed by our former Promotions.com subsidiary.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary.  Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	incentive cash compensation,
•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets, marketable securities and our long term investment,
•	allowances for doubtful accounts,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, and
•	revenue estimates based upon a completed contract basis related to our former Promotions.com subsidiary, which was sold in December 2009.

A summary of our critical accounting policies and estimates can be found in our 2009 Form 10-K, as filed with the SEC on March 30, 2010.

Results of Operations

Comparison of Three Months Ended March 31, 2010 and March 31, 2009

Revenue

	For the Three Months Ended March 31,
Revenue:	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change
Premium services	$9,694,582	72%	$9,507,441	70%	2%
Marketing services	3,805,775	28%	3,993,022	30%	-5%
Total revenue	$13,500,357	100%	$13,500,463	100%	-0%

Premium services.  Premium service revenue is comprised of subscriptions, licenses and fees for access to investment information and rate services.  Revenue is recognized ratably over the contract period.

Premium services revenue for the three months ended March 31, 2010 increased by 2% when compared to the three months ended March 31, 2009.  The increase is primarily attributable to a 6% increase in revenue from our subscription-based equity investment information products and an 18% increase in revenue from our RateWatch products, offset in part by a 55% decrease in revenue from our Ratings products.

The increase in revenue from our subscription-based equity investment information products is primarily the result of an increase in the weighted-average number of subscribers and the value of booked subscription contracts during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Bookings, a measure of the dollar value of the subscription-based services contracted during the period net of refunds and cancellations, trended upwards in each of the last three quarters of 2009 and the first quarter of 2010 contributing to the increased revenue.

The growth in revenue related to our RateWatch products is primarily attributed to an expanded relationship with many of our existing clients whereby they have purchased additional, more comprehensive products.

The decline in revenue from our Ratings products was primarily related to the expiration of a requirement imposed by the Global Analyst Research Settlement, which for several years had required certain investment banking and brokerage firms to distribute independent research to their retail customers.  The settlement period ended in July 2009.  Settlement revenue for the three months ended March 31, 2009 approximated $0.5 million.

Marketing services. During the three months ended March 31, 2010, marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.   During the three months ended March 31, 2009, marketing services revenue also included interactive marketing work performed by our former Promotions.com subsidiary, which was sold in December 2009.

	For the Three Months Ended March 31,
	2010	2009	Percent Change
Marketing services:
Advertising and sponsorships	$3,805,775	$3,163,825	20%
Interactive marketing services (Promotions.com)	-	829,197	-100%
Total	$3,805,775	$3,993,022	-5%

Marketing services revenue for the three months ended March 31, 2010 decreased by 5% when compared to the three months ended March 31, 2009.  The decline in marketing services revenue was primarily the result of the sale of our former Promotions.com subsidiary in December 2009, partially offset by higher advertising revenue resulting from an increased number of new advertisers choosing to place their advertisements on our web properties, and increased revenue per page view.

Operating Expense

	For the Three Months Ended March 31,
	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$6,369,662	47%	$8,245,710	61%	-23%
Sales and marketing	3,245,557	24%	2,976,907	22%	9%
General and administrative	4,436,275	33%	4,541,678	34%	-2%
Depreciation and amortization	1,044,433	8%	1,470,737	11%	-29%
Asset impairments	-	N/A	24,137,069	179%	-100%
Restructuring and other charges	-	N/A	1,984,529	15%	-100%
Total operating expense	$15,095,927		$43,356,630		-65%

Cost of services.  Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $1.9 million, or 23%, over the periods.  The decrease was largely the result of the sale of our former Promotions.com subsidiary, which accounted for $1.0 million of cost of services expense in the three months ended March 31, 2009.  Other savings were the result of lower stock-based compensation, hosting and internet charges, editorial data services and fees paid to nonemployees, the sum of which totaled approximately $0.9 million, partially offset by higher computer services and supplies totaling approximately $0.1 million.

Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

Sales and marketing expense increased by approximately $0.3 million, or 9%, over the periods.  The increase would have been approximately $0.5 million if costs associated with our former Promotions.com subsidiary totaling approximately $0.2 million were excluded from the three months ended March 31, 2009. The increase was primarily the result of additional headcount, which led to higher revenue and bookings, and resulted in increased compensation and incentive accruals.

General and administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance, and other office expenses.

General and administrative expense decreased by approximately $0.1 million, or 2%, over the periods.  General and administrative expense would have increased by approximately $0.6 million if costs associated with our former Promotions.com subsidiary totaling approximately $0.7 million were excluded from the three months ended March 31, 2009.  The increase was primarily the result of costs related to a review of certain accounting matters in our former Promotions.com subsidiary, totaling approximately $0.5 million, combined with increased incentive compensation and tax related costs totaling approximately $0.4 million, partially offset by lower stock-based compensation, professional fees and occupancy costs totaling approximately $0.4 million.

Depreciation and amortization.  Depreciation and amortization expense decreased by approximately $0.4 million, or 29%, over the periods.  The decrease is largely attributable to reduced intangible asset amortization resulting from impairment charges recorded as of March 31, 2009 (see asset impairment below) and the sale of our former Promotions.com subsidiary in December 2009, combined with reduced capital expenditures.

Asset impairment.  In the first quarter of 2009, we performed an interim impairment test of our goodwill, intangible assets and a long term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in our enterprise value.  As a result of this test, we recorded a noncash impairment charge of $24.1 million. We performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted.  There have been no subsequent triggering events that would indicate any additional impairment.

Restructuring and other charges.  In March 2009, we announced and implemented a reorganization plan, including an approximate 6% reduction in our workforce, to align our resources with our strategic business objectives.  Additionally, effective March 21, 2009, our then Chief Executive Officer tendered his resignation.  As a result of these activities, we incurred restructuring and other charges from continuing operations approximating $2.0 million during the three months ended March 31, 2009 associated with severance and other payroll related expenses.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2010	2009	Change
Net interest income	$176,595	$230,137	-23%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Three Months Ended March 31,
	2010	2009	Change
Provision for income taxes	$-	16,515,077	N/A

We account for our income taxes in accordance with ASC 740-10 (formerly SFAS No. 109), Accounting for Income Taxes (“ASC 740-10”).  Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases.  ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence.

As of March 31, 2009, we had approximately $128 million of net operating loss carryforwards and had previously recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.4 million.  During the three months ended March 31, 2009, we recorded a full valuation allowance against all of our net deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets through taxable income to be generated in future years.  The decision to record this valuation allowance was based on a projected loss for 2009, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  As of March 31, 2010, we continue to maintain a full valuation allowance against our deferred tax assets.

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

Net Loss

Net loss for the three months ended March 31, 2010 totaled $1.4 million, or $0.05 per basic and diluted share, compared to net loss totaling $46.0 million, or $1.51 per basic and diluted share, for the three months ended March 31, 2009.

Liquidity and Capital Resources

We have generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds are available for sale for operating purposes.  As of March 31, 2010, our cash, cash equivalents, marketable securities, and restricted cash amounted to $81.7 million, representing 62% of total assets.  Our cash and cash equivalents primarily consisted of money market funds and checking accounts.  Our marketable securities consisted of approximately $49.9 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million.  Our total cash-related position is as follows:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$28,235,568	$60,542,494
Current and noncurrent marketable securities	51,723,745	20,328,087
Restricted cash	1,702,079	1,702,079
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$81,661,392	$82,572,660

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash.  We maintain all of our cash, cash equivalents and restricted cash in eight domestic financial institutions.  We perform periodic evaluations of the relative credit standing of the eight institutions.

Cash generated from operations was sufficient to cover expenses during the three-month period ended March 31, 2010.  Net cash provided by operating activities totaled $0.5 million and $5.3 million for the three-month period ended March 31, 2010 and 2009, respectively.  The decrease in net cash provided by operating activities is primarily related to the following:

•
A decrease in accrued expenses in the three months ended March 31, 2010, primarily related to our incentive compensation and legal accruals, as compared to an increase in accrued expenses in the three months ended March 31, 2009 primarily related to restructuring and incentive compensation accruals;

•
a slowdown in the decrease in receivables in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, the result of a large collection effort during the period (collection efforts have remained strong over the past year); and

•
a decrease in accounts payable in the three months ended March 31, 2010, as compared an increase during the three months ended March 31, 2009, primarily related to the accelerated timing of payments in December 2008.

These decreases in net cash provided by operating activities were partially offset by the following:

•	A decrease in the loss from continuing operations, which in turn was partially offset by decreased noncash expenses; and
•	increased growth of deferred revenue in the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily related to higher levels of subscription cash received.

Net cash used in investing activities of $31.8 million for the three-month period ended March 31, 2010 was primarily the result of the net purchase of marketable securities and capital expenditures.

Net cash used in financing activities of $1.0 million for the three-month period ended March 31, 2010 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with the minimum tax withholding requirements.

We have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted.  The letters of credit serve as security deposits for our office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.  We are committed to cash expenditures in an aggregate amount of approximately $3.7 million through March 31, 2011, primarily related to operating leases and employment agreements.  Additionally, our board of directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock and convertible preferred stock (on a common share equivalent basis) during the first quarter of 2010, which resulted in cash expenditures of approximately $0.9 million.  Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

As of March 31, 2010 and December 31, 2009, respectively, we had approximately $135 million and $133 million of federal and state NOLs.  During 2009, we recorded a full valuation allowance against these deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets by generating sufficient taxable income in future years.  The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence included a projected loss for the year ended December 31, 2009, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, our NOLs may be limited in the event of a change in ownership.  The ultimate realization of NOLs is dependent upon the generation of future taxable income during the periods following an ownership change.  As such, a portion of the existing NOLs may be subject to limitation.

Treasury Stock

In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock, from time to time, in private purchases or in the open market.  In February 2004, our Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for us to repurchase our stock.  During the three months ended March 31, 2010 we did not purchase any shares of common stock under the program.  Since inception of the program, we have purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million, for an average price of $1.34 per share.  In addition, pursuant to the terms of the 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our executive officers, and the issuance of restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through March 31, 2010, we had withheld an aggregate of 441,522 shares which have been recorded as treasury stock.  In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in eight domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.  However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Item 4.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief accounting officer (who performs the functions of principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We previously reported two material weaknesses in our internal control over financial reporting as of December 31, 2009, which were described in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The two material weaknesses as of December 31, 2009 were as follows:

•	Inadequate and ineffective controls over recognition of revenue at our former Promotions.com subsidiary (“Promotions.com”), which was sold in December 2009; and

•	Inadequate and ineffective controls over complex and non-recurring transactions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management believes that (i) the first material weakness described above was remediated but has not had sufficient time to test such remediation, but (ii) the second material weakness described above still existed as of March 31, 2010.  Because of the material weaknesses described above, our chief executive officer and chief accounting officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, the following changes were made to our internal control over revenue recognition related to our former Promotions.com subsidiary and accounting for complex and non-recurring transactions that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

In order to improve controls, we performed the following:

•
In December 2009, disposed of our Promotions.com subsidiary and subsequently ceased entering into any revenue transactions substantially similar in nature to the revenue transactions accounted for under our former Promotions.com subsidiary;

•	Hired a new controller in January of 2010; and

•	Continued to work with an internal control and compliance consultant to assist us with improving the design, functioning and testing of our internal control over financial reporting.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weakness described above.  We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time for management to conclude as to the significance of their remediative effect.  We are continuing to develop our remediation plans and implement additional measures during fiscal 2010.

In order to improve controls, we intend to:

•	Continue to assess training requirements and adequacy and expertise of the finance and accounting staff; and

•
Further enhance procedures to help ensure that the proper accounting for all complex and non-routine transactions is researched, detailed in memoranda and reviewed by senior management prior to recording.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.  We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.  While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.  Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.  Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of March 31, 2010 could result in material misstatements in our financial statements” in Part II of this Form 10-Q.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Form 10-Q.  The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications.  This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”).  Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock.  The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs.  In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations, including Mr. Cramer, signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002.  In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies.  The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation.  In 2009, another settlement was entered into and approved by the trial court.  Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies.  The settlement has been appealed.  There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all.  Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009.  As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008, a Form 10-Q/A for the quarter ended March 31, 2009 and Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively, to restate and correct certain previously-reported financial information.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  We are cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

In April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous.  We intend to vigorously defend ourselves in this matter and believe we have meritorious defenses.  Due to the preliminary stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2009, which we filed with the SEC on March 30, 2010.

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of March 31, 2010 could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act.  Our management identified two material weaknesses in our internal control over financial reporting as of December 31, 2009.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified by management as of December 31, 2009 consisted of:

•	Inadequate and ineffective controls over recognition of revenue at our former Promotions.com subsidiary (“Promotions.com”), which was sold in December 2009; and

•	Inadequate and ineffective controls over complex and non-recurring transactions.

As a result of these material weaknesses, our management concluded as of December 31, 2009, that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

We are implementing remedial measures designed to address these material weaknesses, which has included disposing of our Promotions.com subsidiary in December 2009 and subsequently not entering into revenue transactions substantially similar in nature to the revenue transactions accounted for under our former Promotions.com subsidiary and (ii) hiring a new Controller in January 2010; however, our management concluded that as of March 31, 2010, these material weaknesses had not yet been remediated.  We began implementing certain remediative measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time for management to conclude as to the significance of their remediative effect.  We are continuing to develop our remediation plans and implement additional measures during fiscal 2010.  If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation and, our common stock could be delisted from that exchange.  For example, material weaknesses that remain unremediated could result in material adjustments in future financial statements.  Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports on Form 10-Q or 10-K.  Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 1 – 31, 2010	-	$-	-	$2,678,878
February 1 – 28, 2010	-	$-	-	$2,678,878
March 1 – 31, 2010	-	$-	-	$2,678,878
Total	-	$-	-	$2,678,878

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of Common Stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
+10.1	Amendment to Employment Agreement dated January 5, 2010 by and between James J. Cramer and the Company.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CAO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CAO.

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET.COM, INC.

Date: May 7, 2010	By:	/s/ Daryl Otte
Name: Daryl Otte
Title: Chief Executive Officer (principal executive officer)

Date: May 7, 2010	By:	/s/ Richard Broitman
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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of Common Stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
+10.1	Amendment to Employment Agreement dated January 5, 2010 by and between James J. Cramer and the Company.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CAO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CAO.

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement