Form 10-Q
period 2010-06-30
THESTREET COM
filed 2010-08-06
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant as required to submit and post such files).  Yes ☒  No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    Accelerated filer ☒ Non-accelerated filer    Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of August 4, 2010)
Common Stock, par value $0.01 per share	31,660,100

i

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended June 30, 2010

ii

Part I – FINANCIAL INFORMATION

Item 1.                                Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
assets	(Unaudited)	(audited)
Current Assets:
Cash and cash equivalents (Note 2)	$18,929,537	$60,542,494
Marketable securities (Note 2)	19,231,644	2,812,400
Accounts receivable, net of allowance for doubtful accounts of $245,118 as of June 30, 2010 and $276,668 as of December 31, 2009	5,178,623	5,963,209
Other receivables	1,921,608	2,774,898
Prepaid expenses and other current assets	2,729,578	1,691,038
Total current assets	47,990,990	73,784,039

Property and equipment, net of accumulated depreciation and amortization of $13,920,066 as of June 30, 2010 and $13,263,460 as of December 31, 2009	6,984,126	7,493,020
Marketable securities (Note 2)	42,775,624	17,515,687
Long term investment	-	555,000
Other assets	149,295	167,477
Goodwill	24,057,616	24,286,616
Other intangibles, net	7,400,342	8,210,105
Restricted cash (Note 2)	1,702,079	1,702,079
Total assets	$131,060,072	$133,714,023

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,769,798	$2,164,809
Accrued expenses	6,081,906	7,894,136
Deferred revenue	18,480,757	17,306,737
Other current liabilities	65,478	132,682
Liabilities of discontinued operations	223,253	223,165
Total current liabilities	26,621,192	27,721,529
Deferred tax liability	288,000	288,000
Other liabilities	1,932,797	1,230,591
Total liabilities	28,841,989	29,240,120

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2010 and December 31, 2009; the aggregate liquidation preference totals $55,000,000 as of June 30, 2010 and December 31, 2009	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 37,720,405 shares issued and 31,617,197 shares outstanding as of June 30, 2010, and 37,246,362 shares issued and 31,164,628 shares outstanding as of December 31, 2009	377,204	372,464
Additional paid-in capital	271,398,678	271,715,956
Accumulated other comprehensive income	212,741	344,372
Treasury stock at cost; 6,103,208 shares as of June 30, 2010 and 6,081,734 shares as of December 31, 2009	(10,466,261)	(10,411,952)
Accumulated deficit	(159,304,334)	(157,546,992)
Total stockholders’ equity	102,218,083	104,473,903
Total liabilities and stockholders’ equity	$131,060,072	$133,714,023

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Net revenue:
Premium services	$9,825,151	$9,428,936	$19,519,733	$18,936,377
Marketing services	4,838,526	5,563,305	8,644,301	9,556,326
Total net revenue	14,663,677	14,992,241	28,164,034	28,492,703

Operating expense:
Cost of services	6,136,579	7,264,697	12,506,241	15,510,407
Sales and marketing	3,841,663	2,785,929	7,087,220	5,762,836
General and administrative	4,917,894	3,430,233	9,354,169	7,971,911
Depreciation and amortization	1,094,526	1,207,710	2,138,959	2,678,447
Asset impairments	555,000	-	555,000	24,137,069
Restructuring and other charges	-	574,281	-	2,558,810
Gain on disposition of assets	(1,318,607)	-	(1,318,607)	-
Total operating expense	15,227,055	15,262,850	30,322,982	58,619,480
Operating loss	(563,378)	(270,609)	(2,158,948)	(30,126,777)
Net interest income	225,810	359,417	402,405	589,554
Gain on sales of marketable securities	-	260,746	-	260,746
Other income	-	-	20,374	153,677
(Loss) income from continuing operations before income taxes	(337,568)	349,554	(1,736,169)	(29,122,800)
Provision for income taxes	-	-	-	16,515,077
(Loss) income from continuing operations	(337,568)	349,554	(1,736,169)	(45,637,877)
Discontinued operations:
Loss from discontinued operations	2,230	9,532	21,173	8,607
Net (loss) income	(339,798)	340,022	(1,757,342)	(45,646,484)
Preferred stock cash dividends	96,424	96,424	192,848	192,848
Net (loss) income attributable to common stockholders	$(436,222)	$243,598	$(1,950,190)	$(45,839,332)

Basic net (loss) income per share
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.05)	$(1.49)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.01)	0.01	(0.05)	(1.49)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net (loss) income attributable to common stockholders	$(0.01)	$0.01	$(0.06)	$(1.50)

Diluted net (loss) income per share
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.05)	$(1.49)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.01)	0.01	(0.05)	(1.49)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net (loss) income attributable to common stockholders	$(0.01)	$0.01	$(0.06)	$(1.50)

Weighted average basic shares outstanding	31,560,668	30,620,349	31,528,581	30,558,170
Weighted average diluted shares outstanding	31,560,668	30,620,349	31,528,581	30,558,170

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,757,342)	$(45,646,484)
Loss from discontinued operations	21,173	8,607
Loss from continuing operations	(1,736,169)	(45,637,877)
Adjustments to reconcile loss from continuing operations
to net cash provided by operating activities:
Stock-based compensation expense	1,218,747	1,585,594
Provision for doubtful accounts	5,403	84,683
Depreciation and amortization	2,138,959	2,678,447
Valuation allowance on deferred taxes	-	16,404,790
Impairment charges	555,000	24,137,069
Restructuring and other charges	-	428,868
Deferred rent	687,826	627,969
Gain on disposal of equipment	(20,600)	-
Gain on disposition of assets	(1,318,607)	-
Changes in operating assets and liabilities:
Accounts receivable	779,183	3,707,244
Other receivables	50,351	99,834
Prepaid expenses and other current assets	(1,073,694)	(563,028)
Other assets	10,118	(3,544)
Accounts payable	(393,619)	1,565,588
Accrued expenses	(1,497,251)	2,290,726
Deferred revenue	1,537,947	1,510,331
Other current liabilities	(67,991)	181,853
Other liabilities	15,167	(29,034)
Net cash provided by continuing operations	890,770	9,069,513
Net cash used in discontinued operations	(21,085)	(2,577)
Net cash provided by operating activities	869,685	9,066,936

Cash Flows from Investing Activities:
Purchase of marketable securities	(92,297,898)	(24,137,379)
Sale of marketable securities	50,487,087	9,391,912
Capital expenditures	(948,378)	(1,346,946)
Sale of Promotions.com	802,939	-
Proceeds from the disposition of assets	1,348,902	-
Proceeds from the sale of fixed assets	43,300	-
Net cash used in investing activities	(40,564,048)	(16,092,413)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,671,437)	(1,581,082)
Cash dividends paid on preferred stock	(192,848)	(192,848)
Purchase of treasury stock	(54,309)	(230,287)
Net cash used in financing activities	(1,918,594)	(2,004,217)
Net decrease in cash and cash equivalents	(41,612,957)	(9,029,694)
Cash and cash equivalents, beginning of period	60,542,494	72,441,294
Cash and cash equivalents, end of period	$18,929,537	$63,411,600

Supplemental disclosures of cash flow information:
Cash payments made for interest	$1,668	$4,583
Cash payments made for income taxes	$-	$85,000

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the three and six month periods ended June 30, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

During the second quarter of 2010 management refined its estimate for calculating its interim cash incentive compensation accrual to better align the accrued expense to the performance and seasonality of the Company's business.  This resulted in a decrease in three month bonus expense between the first quarter and second quarter of 2010 of approximately $0.6 million.

The Company has evaluated subsequent events for recognition or disclosure.

Immaterial Revision of Prior Year Financial Statements

The Company made an immaterial revision to the prior year financial statements related to the correction of an error incorrectly netting a deferred tax liability on an indefinite lived intangible against its net deferred tax assets when recording the valuation allowance during the first quarter of 2009.  The effect of such revisions results in the tax provision, loss from continuing operations, net loss, and net loss attributable to common stockholders each increasing by $0.3 million for the three months ended March 31, 2009, due to an increase in the valuation allowance by $0.3 million, a $0.3 million net deferred tax liability being recorded on the balance sheet as of December 31, 2009, and an increase in the accumulated deficit totaling $0.3 million.  Management does not deem this revision to be material to the prior year financial statements.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted.  In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available.  In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable.  The Company is in the process of evaluating the impact, if any, that the adoption of ASU 2009-13 will have on the Company’s consolidated financial statements.

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

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $18.9 million.  Marketable securities consist of cash reserves in liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, totaling approximately $60.2 million.  The maximum maturity for any investment is three years.   The Company also holds two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million.  The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038.  The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10.  The Company classifies these securities as available for sale and are reported at fair value.  Unrealized gains and losses are recorded as a component of comprehensive income and excluded from net (loss) income.  See Note 13 (Comprehensive (Loss) Income).  Additionally, we have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted.  The letters of credit serve as security deposits for our office space in New York City.

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$18,929,537	$60,542,494
Current and noncurrent marketable securities	62,007,268	20,328,087
Restricted cash	1,702,079	1,702,079
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$82,638,884	$82,572,660

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2010 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$18,929,537	$18,929,537	$—	$—
Marketable securities (2)	62,007,268	60,197,268	—	1,810,000
Total at fair value	$80,936,805	$79,126,805	$—	$1,810,000

(1) Cash and cash equivalents, totaling $18,929,537, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2) Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes for which we determine fair value through quoted market prices.  Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling $1,810,000 as of June 30, 2010.  Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process.  Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful.  The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop.  For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period.  Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations.  As of June 30, 2010, the Company determined there was a decline in the fair value of its ARS investments of $0.1 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive (loss) income.  The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS.  The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Long Term Investment
Balance at January 1, 2010	$1,770,000	$555,000
Increase in fair value of investment	40,000	—
Impairment in value of long term investment	-	(555,000)
Balance at June 30, 2010	$1,810,000	$—

The Company holds a long-term investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties.  The impairment charge recorded was approximated $1.5 million.  The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted.  During the three months ended June 30, 2010 the Company determined it necessary to record a second impairment charge, writing the value of the investment to zero.  This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

4.	STOCK-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s 2009 Form 10-K.  At the Company’s annual stockholders meeting in May 2010, stockholders of the Company approved an amendment to increase the number of shares of Common Stock available for award under TheStreet.com, Inc. 2007 Performance Incentive Plan by an additional 2,000,000 shares of Common Stock.  There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2009 Form 10-K.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average fair value per share of employee stock options granted during the six months ended June 30, 2010 was $1.19, using the Black-Scholes model with the weighted-average assumptions presented below.  No employee stock options were granted during the six months ended June 30, 2009.  Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

Expected option lives	3.5 years
Expected volatility	57.06%
Risk-free interest rate	1.82%
Expected dividend yield	3.78%

On May 27, 2010, stockholders of the Company approved an amendment to increase the number of shares available for awards by an additonal 2,000,000 shares of Common Stock.  As of June 30, 2010, there remained 2,494,385 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”).  In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $0.6 million and $1.2 million of non-cash stock-based compensation for the three and six month periods ended June 30, 2010, respectively, as compared to $0.3 million and $1.6 million for the three and six month periods ended June 30, 2009, respectively.  As of June 30, 2010, there was approximately $4.9 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.02 years.

A summary of the activity of the 1998 Plan and 2007 Plan is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2009	2,670,220	$2.21
Restricted stock units granted	350,401	$0.00
Options granted	269,500	$3.52
Shares issued under restricted stock units	(426,363)	$0.00
Options cancelled and expired	(121,335)	$4.67
Restricted stock units forfeited	(4,668)	$0.00
Awards outstanding at March 31, 2010	2,737,755	$2.30
Restricted stock units granted	5,000	$0.00
Options granted	12,000	$3.27
Shares issued under restricted stock units	(68,370)	$0.00
Options cancelled and expired	(21,667)	$5.95
Restricted stock units forfeited	(24,002)	$0.00
Awards outstanding at June 30, 2010	2,640,716	$2.35	$5,150	3.03
Awards vested and expected to vest at June 30, 2010	2,337,903	$2.58	$4,417	3.04
Options exercisable at June 30, 2010	471,515	$9.12	$0	1.66
Restricted stock eligible to be issued at June 30, 2010 pursuant to restricted stock units	0	$0.00	$0	N/A

As of June 30, 2010, there were 852,528 options outstanding at a weighted average exercise price of $7.27, including 804,369 options vested and expected to vest at a weighted average exercise price of $7.49.

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2010 and changes in the six month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2009	2,170,746	$3.37
Shares underlying options granted	281,500	$1.19
Shares underlying restricted stock units granted	355,401	$2.43
Shares underlying options vested	(90,042)	$3.35
Shares underlying restricted stock units vested	(494,733)	$4.53
Shares underlying options cancelled	(20,001)	$2.69
Shares underlying restricted stock units forfeited	(28,670)	$2.69
Shares underlying awards unvested at June 30, 2010	2,174,201	$2.74

For the six months ended June 30, 2010 and 2009, the total fair value of share-based awards vested was $2.1 million and $4.1 million, respectively.  For the six months ended June 30, 2010 and 2009, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period).  For the six months ended June 30, 2010 and 2009, 281,500 and zero stock options, respectively, and 355,401 and 1,385,021 restricted stock units, respectively, were granted to employees of the Company.  Additionally, for the six months ended June 30, 2010 and 2009, zero and zero stock options, respectively, were exercised, and 494,733 and 435,915 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market.  In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock.  During the six-month periods ended June 30, 2010 and 2009, the Company did not purchase any shares of common stock under the program.  Since inception of the program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million.  In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s officers, and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through June 30, 2010, the Company had withheld an aggregate of 441,522 shares which have been recorded as treasury stock.  In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

Dividends

On June 30, 2010, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on June 15, 2010.  These dividends totaled approximately $0.9 million. When combined with the quarterly cash dividend paid on March 31, 2010, year-to-date dividend payments totaled approximately $1.9 million.  The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

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

As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009.  As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  We are cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

As previously disclosed, in October 2009, the Company was named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleged that defendants infringe U.S. Patent No. 7,508,789, putatively owned by plaintiff, related to a certain method of displaying digital data via hyperlinks.  In June 2010, the Company and certain other defendants entered into settlement agreements and the action was dismissed as to such parties.  This matter did not have a material effect on the Company’s financial condition.

As previously disclosed, in April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous.  In May 2010 we filed an answer denying all claims.  We intend to vigorously defend ourselves in this matter and believe we have meritorious defenses.  Due to the preliminary stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

7.	NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted average number of common shares outstanding during the period.  Diluted net (loss) income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method).  For the three months ended June 30, 2010 and 2009, approximately 4.0 million and 3.2 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods (and, with respect to the three months ended June 2010, because the Company recorded a net loss).  For the six months ended June 30, 2010 and 2009, approximately 3.8 million and 3.1 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Basic net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(337,568)	$349,554	$(1,736,169)	$(45,637,877)
Loss from discontinued operations	(2,230)	(9,532)	(21,173)	(8,607)
Preferred stock cash dividends	(96,424)	(96,424)	(192,848)	(192,848)
Numerator for basic earnings per share -
Net (loss) income available to common stockholders	$(436,222)	$243,598	$(1,950,190)	$(45,839,332)

Denominator:
Weighted average basic shares outstanding	31,560,668	30,620,349	31,528,581	30,558,170

Basic net (loss) income per share
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.05)	$(1.49)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net (loss) income available to common stockholders	$(0.01)	$0.01	$(0.06)	$(1.50)

Diluted net (loss) income per share
Numerator:
(Loss) income from continuing operations	$(337,568)	$349,554	$(1,736,169)	$(45,637,877)
Loss from discontinued operations	(2,230)	(9,532)	(21,173)	(8,607)
Preferred stock cash dividends	(96,424)	(96,424)	(192,848)	(192,848)
Numerator for diluted earnings per share -
Net (loss) income available to common stockholders	$(436,222)	$243,598	$(1,950,190)	$(45,839,332)

Denominator:
Weighted average diluted shares outstanding	31,560,668	30,620,349	31,528,581	30,558,170

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.01)	$0.01	$(0.05)	$(1.49)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)
Net (loss) income available to common stockholders	$(0.01)	$0.01	$(0.06)	$(1.50)

8.	INCOME TAXES

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

As of June 30, 2010 and December 31, 2009, respectively, the Company had approximately $136 million and $133 million of federal and state net operating loss carryforwards (“NOLs”).  Based on operating results for the six months ended June 30, 2010 and six month projections, management expects to generate a tax loss in 2010 and no tax benefit has been recorded.  The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years.  The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period when those temporary differences become deductible.  In accordance with Section 382, NOLs may be limited in the event of a change in ownership and as such a portion of the existing NOLs may be subject to limitation.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in eight domestic financial institutions and performs periodic evaluations of the relative credit standing of these institutions.  As of June 30, 2010, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

For the three and six months ended June 30, 2010 and 2009, no individual client accounted for 10% or more of consolidated revenue.  As of June 30, 2010, one client accounted for more than 10% of our gross accounts receivable balance.  As of December 31, 2009, two clients accounted for more than 10% each of our gross accounts receivable balance.

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

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions.  The investment totaled $1.9 million for an 18.5% ownership stake.  Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment.  The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties.  The impairment charge approximated $1.5 million.  The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted.  During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge, writing the value of the investment to zero.  This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

11.	ASSET IMPAIRMENTS

The Company holds a long-term investment in Debtfolio, Inc., doing business as Geezeo, a web-based personal finance site.  During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties.  The impairment charge recorded was approximated $1.5 million.  The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted.  During the three months ended June 30, 2010 the Company determined it necessary to record a second impairment charge totaling $0.6 million, writing the value of the investment to zero.  This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

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

•
The carrying value of the Company’s long term investment was written down to fair value based upon the most current estimate of the market value of the Company’s equity stake in Debtfolio, Inc.  The impairment approximated $1.5 million. (See Note 10 (Long-Term Investment))

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

  The following tables display the activity of the restructuring and other charges reserve account during the six months ended June 30, 2009 and 2010:

	Q1 2009 Initial Charge	Q2 2009 Additions	Payments	Noncash Deductions	Balance June 30, 2009
Workforce reduction	$1,741,752	$574,281	$864,274	$208,918	$1,242,841
Asset write-off	242,777	-	-	242,777	-
	$1,984,529	$574,281	$864,274	$451,695	$1,242,841

	Balance December 31, 2009	Payments	Balance June 30, 2010
Workforce reduction	$480,056	$152,635	$327,421
Lease termination	750,000	147,764	602,236
	$1,230,056	$300,399	$929,657

13.	COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(339,798)	$340,022	$(1,757,342)	$(45,646,484)
Unrealized (loss) gain on marketable securities	(179,046)	248,782	(171,857)	348,642
Recovery of temporary impairment of ARS	20,000	-	40,000	-
Reclass from accumulated other comprehensive income to earnings due to sale	-	(260,746)	226	(260,746)
Comprehensive (loss) income	$(498,844)	$328,058	$(1,888,973)	$(45,558,588)

14.	DISCONTINUED OPERATIONS

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

15.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30, 2010	December 31, 2009
Note receivable	$1,180,925	$2,052,652
Other receivables	740,683	722,246
	$1,921,608	$2,774,898

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

16.	DISPOSITION OF ASSETS

On May 4, 2010, the Company sold certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) for an aggregate price of approximately $1.7 million, subject to adjustment as provided in the agreement.  The purchaser is an entity under the same control as was the entity from which the Company had purchased TheStreet Ratings business in August 2006.  In connection with the sale, the purchaser assumed a net $0.3 million of liabilities ($0.4 million of deferred revenue liabilities offset in part by working capital items) and paid the Company $1.3 million in cash, subject to adjustment.  Gain on disposition of assets approximated $1.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”).  Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms.  All statements relating to our plans, strategies and objectives are deemed forward-looking statements.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

A summary of our critical accounting policies and estimates can be found in our 2009 Form 10-K.

During the second quarter of 2010 management refined its estimate for calculating its interim cash incentive compensation accrual to better align the accrued expense to the performance and seasonality of the Company's business.  This resulted in a decrease in three month bonus expense between the first quarter and second quarter of 2010 of approximately $0.6 million.

Results of Operations

Comparison of Three Months Ended June 30, 2010 and June 30, 2009

Revenue

	For the Three Months Ended June 30,
Revenue:	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change
Premium services	$9,825,151	67%	$9,428,936	63%	4%
Marketing services	4,838,526	33%	5,563,305	37%	-13%
Total revenue	$14,663,677	100%	$14,992,241	100%	-2%

Premium services.  Premium service revenue is comprised of subscriptions, licenses and fees for access to investment information and rate services.  Revenue is recognized ratably over the contract period.

Premium services revenue for the three months ended June 30, 2010 increased by 4% when compared to the three months ended June 30, 2009.  The increase is primarily attributable to a 9% increase in revenue from subscriptions to our equity investment information and RateWatch products, offset in part by a 63% decrease in revenue from our TheStreet Ratings products.

The increase in revenue from our subscription products is primarily the result of a 9% increase in the average number of subscribers during the quarter ended June 30, 2010 as compared to the prior year period, while the average revenue recognized per subscription during the three months ended June 30, 2010 remained flat when compared to the three months ended June 30, 2009.  The increase in the average number of subscribers during the quarter ended June 30, 2010 as compared to the prior year period is primarily the result of the growth in subscription sales by the Company during the preceding four quarters, resulting from increased subscription acquisition and renewal efforts.

The decline in revenue from our TheStreet Ratings products was primarily related to the expiration of a requirement imposed by the Global Analyst Research Settlement, which for several years had required certain investment banking and brokerage firms to distribute independent research to their retail customers.  During the period of time that the settlement mandated distribution of independent research, we generated revenue by providing our research for distribution.  After the expiration of the settlement period in July 2009, we have experienced a significant decline in such revenues, and settlement revenue for the three months ended June 30, 2010 declined by approximately $0.4 million when compared to the three months ended June 30, 2009.  Additionally, the sale of certain assets of TheStreet Ratings business in May 2010 impacted the overall revenue of the business.  See note 16 in Notes to Condensed Consolidated Financial Statements.

Marketing services. During the three months ended June 30, 2010, marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.   During the three months ended June 30, 2009, marketing services revenue also included interactive marketing work performed by our former Promotions.com subsidiary, which was sold in December 2009.

	For the Three Months Ended June 30,
	2010	2009	Percent Change
Marketing services:
Advertising and sponsorships	$4,838,526	$4,567,715	6%
Interactive marketing services (Promotions.com)	-	995,590	-100%
Total	$4,838,526	$5,563,305	-13%

Marketing services revenue for the three months ended June 30, 2010 decreased by 13% when compared to the three months ended June 30, 2009.  The decline in marketing services revenue was primarily the result of the sale of our former Promotions.com subsidiary in December 2009, partially offset by a 6% increase in advertising revenue.  The increased advertising revenue resulted primarily from higher demand from repeat advertisers, including barter revenue totaling $0.2 million, and demand from new advertisers.

Operating Expense
		For the Three Months Ended June 30,
Operating expense:	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change
Cost of services	$6,136,579	42%	$7,264,697	48%	-16%
Sales and marketing	3,841,663	26%	2,785,929	19%	38%
General and administrative	4,917,894	34%	3,430,233	23%	43%
Depreciation and amortization	1,094,526	7%	1,207,710	8%	-9%
Asset impairments	555,000	4%	-	0%	N/A
Restructuring and other charges	-	N/A	574,281	4%	-100%
Gain on disposition of assets	(1,318,607))	-9%	-	N/A	N/A
Total operating expense	$15,227,055		$15,262,850		-0%

Cost of services.  Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $1.1 million, or 16%, over the periods.  Cost of services expense would have decreased by approximately $0.1 million if costs associated with our former Promotions.com subsidiary totaling approximately $1.1 million were excluded from the three months ended June 30, 2009.  The decrease was the result of a decline in cash incentive compensation expense, hosting and internet related charges and data related costs, the aggregate of which totaled approximately $0.7 million, partially offset by higher compensation and related expenses, primarily due to a 2% increase in headcount and fewer salaries capitalized for software and web site development projects, increased payments to nonemployee content providers, and higher computer services and supplies costs, the aggregate of which increased by approximately $0.6 million.

Sales and marketing.  Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

Sales and marketing expense increased by approximately $1.1 million, or 38%, over the periods.  The increase would have been approximately $1.3 million if costs associated with our former Promotions.com subsidiary totaling approximately $0.2 million were excluded from the three months ended June 30, 2009.  The increase was primarily the result of an investment in the sales and marketing of our premium subscription based products, including a 42% increase in headcount as well as higher advertising and promotion costs, the aggregate sum of which totaled approximately $1.2 million.

General and administrative.  General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance, and other office expenses.

General and administrative expense increased by approximately $1.5 million, or 43%, over the periods.  The increase would have been approximately $1.9 million if costs associated with our former Promotions.com subsidiary totaling approximately $0.4 million were excluded from the three months ended June 30, 2009.  The increase was primarily the result of costs related to a review of certain accounting matters in our former Promotions.com subsidiary, totaling approximately $0.5 million, combined with increased compensation and related costs (primarily noncash and incentive compensation) and occupancy related costs, professional, consulting and recruiting fees, bad debt expense and training costs, the aggregate sum of which totaled approximately $1.6 million, partially offset by lower insurance costs totaling approximately $0.1 million.

Depreciation and amortization.  Depreciation and amortization expense decreased by approximately $0.1 million, or 9%, over the periods.  The decrease is largely attributable to reduced intangible asset amortization resulting from the sale of our former Promotions.com subsidiary in December 2009 and the sale certain assets of TheStreet Ratings business in May 2010.

Asset impairments.  During the three months ended June 30, 2010, the Company recorded an impairment charge to its long term investment approximating $0.6 million based upon management's consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

Restructuring and other charges.  In March 2009, the Company announced and implemented a reorganization plan to align the Company’s resources with its strategic business objectives.  Additionally, effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation.  As a result of these activities, the Company incurred a restructuring and other charge from continuing operations approximating $0.6 million during the three months ended June 30, 2009.

Gain on disposition of assets. On May 4, 2010, the Company sold certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) resulting in a gain approximating $1.3 million.

Net Interest Income

	For the Three Months Ended June 30,
	2010	2009	Percent Change
Net interest income	$225,810	$359,417	-37%

The decrease in net interest income is primarily the result of reduced interest rates.

Net Loss

Net loss for the three months ended June 30, 2010 totaled $0.3 million, or $0.01 per basic and diluted share, compared to net income totaling $0.3 million, or $0.01 per basic and diluted share, for the three months ended June 30, 2009.

Comparison of Six Months Ended June 30, 2010 and June 30, 2009

Revenue

	For the Six Months Ended June 30,
Revenue:	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change
Premium services	$19,519,733	69%	$18,936,377	66%	3%
Marketing services	8,644,301	31%	9,556,326	34%	-10%
Total revenue	$28,164,034	100%	$28,492,703	100%	-1%

Premium services.  Premium services revenue for the six months ended June 30, 2010 increased by 3% when compared to the six months ended June 30, 2009.  The increase is primarily attributable to an 8% increase in revenue from subscriptions to our equity investment information and RateWatch products, offset in part by a 59% decrease in revenue from our TheStreet Ratings products.

The increase in revenue from our subscription products is primarily the result of a 5% increase in the weighted-average number of subscribers during the six months ended June 30, 2010 as compared to the prior year period, and a 3% increase in the average revenue recognized per subscription during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009.  The increase in the weighted-average number of subscribers during the six months ended June 30, 2010 as compared to the prior year period is primarily the result of the growth in subscription sales by the Company during the preceding four quarters, resulting from increased subscription acquisition and renewal efforts.  The increase in the average revenue recognized per subscription during the period is primarily a result of a change in the product mix.

The decline in revenue from our TheStreet Ratings products was primarily related to the expiration of a requirement imposed by the Global Analyst Research Settlement, which for several years had required certain investment banking and brokerage firms to distribute independent research to their retail customers.    During the period of time that the settlement mandated distribution of independent research, we generated revenue by providing our research for distribution.  After the expiration of the settlement period in July 2009, we have experienced a significant decline in such revenues, and settlement revenue for the six months ended June 30, 2010 declined by approximately $0.9 million when compared to the six months ended June 30, 2009.  Additionally, the sale of certain assets of TheStreet Ratings business in May 2010 impacted the overall revenue of the business.  See note 16 in Notes to Condensed Consolidated Financial Statements.

Marketing services. During the six months ended June 30, 2010, marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.   During the six months ended June 30, 2009, marketing services revenue also included interactive marketing work performed by our former Promotions.com subsidiary, which was sold in December 2009.

	For the Six Months Ended June 30,
	2010	2009	Percent Change
Marketing services:
Advertising and sponsorships	$8,644,301	$7,731,540	12%
Interactive marketing services (Promotions.com)	-	1,824,786	-100%
Total	$8,644,301	$9,556,326	-10%

Marketing services revenue for the six months ended June 30, 2010 decreased by 10% when compared to the six months ended June 30, 2009.  The decline in marketing services revenue was primarily the result of the sale of our former Promotions.com subsidiary in December 2009, partially offset by a 12% increase in advertising revenue.  The increased advertising revenue resulted primarily from higher demand from repeat advertisers, including barter revenue totaling $0.2 million, and demand from new advertisers.

Operating Expense
	For the Six Months Ended June 30,
Operating expense:	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change
Cost of services	$12,506,241	44%	$15,510,407	54%	-19%
Sales and marketing	7,087,220	25%	5,762,836	20%	23%
General and administrative	9,354,169	33%	7,971,911	28%	17%
Depreciation and amortization	2,138,959	8%	2,678,447	9%	-20%
Asset impairments	555,000	2%	24,137,069	85%	-98%
Restructuring and other charges	-	N/A	2,558,810	9%	-100%
Gain on disposition of assets	(1,318,607)	-5%	-	N/A	N/A
Total operating expense	$30,322,982		$58,619,480		-48%

Cost of services.  Cost of services expense decreased by approximately $3.0 million, or 19%, over the periods.  The decrease was largely the result of the sale of our former Promotions.com subsidiary, which accounted for $2.0 million of cost of services expense in the six months ended June 30, 2009.  Other savings were the result of lower stock-based and cash incentive compensation, hosting and internet charges, and data related services, the aggregate sum of which totaled approximately $1.6 million.  These savings were partially offset by fewer salaries capitalized for software and web site development projects, higher computer services and supplies costs, increased payments to nonemployee content providers, and higher compensation and related expenses due to an increase in headcount, the aggregate sum of which totaled approximately $0.7 million.

Sales and marketing.  Sales and marketing expense increased by approximately $1.3 million, or 23%, over the periods.  The increase would have been approximately $1.8 million if costs associated with our former Promotions.com subsidiary totaling approximately $0.5 million were excluded from the six months ended June 30, 2009.  The increase was primarily the result of an investment in the sales and marketing of our premium subscription based products, including a 29% increase in headcount as well as higher advertising and promotion costs, increased employee travel and entertainment expenses, recruiting costs and credit card fees, the aggregate sum of which totaled approximately $1.8 million.

General and administrative.  General and administrative expense increased by approximately $1.4 million, or 17%, over the periods.  The increase would have been approximately $2.4 million if costs associated with our former Promotions.com subsidiary totaling approximately $1.1 million were excluded from the six months ended June 30, 2009.  The increase was primarily the result of costs related to a review of certain accounting matters in our former Promotions.com subsidiary, totaling approximately $1.1 million, combined with increased compensation and related costs (primarily incentive and noncash compensation), professional, consulting, training and recruiting fees, the aggregate sum of which totaled approximately $1.2 million.

Depreciation and amortization.  Depreciation and amortization expense decreased by approximately $0.5 million, or 20%, over the periods.  The decrease is largely attributable to reduced intangible asset amortization resulting from the sale of our former Promotions.com subsidiary in December 2009, the sale certain assets of TheStreet Ratings business in May 2010 and from impairment charges recorded as of March 31, 2009 (see asset impairment below).

Asset impairment.  During the three months ended June 30, 2010, the Company recorded an impairment charge to its long term investment approximating $0.6 million based upon management's consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

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

Gain on disposition of assets. On May 4, 2010, the Company sold certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) resulting in a gain approximating $1.3 million.

Net Interest Income

	For the Six Months Ended June 30,
	2010	2009	Percent Change
Net interest income	$402,405	$589,554	-32%

The decrease in net interest income is primarily the result of reduced interest rates.

Provision for Income Taxes

	For the Six Months Ended June 30,
	2010	2009	Percent Change
Provision for income taxes	$-	$16,515,077	N/A

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

As of June 30, 2009, we had approximately $128 million of net operating loss carryforwards and had previously recognized a deferred tax asset for a portion of such net operating losses in the amount of $16.1 million.  During the three months ended March 31, 2009, we recorded a full valuation allowance against all of our net deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets through taxable income to be generated in future years.  The decision to record this valuation allowance was based on a projected loss for 2009, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  As of June 30, 2010, we continue to maintain a full valuation allowance against our deferred tax assets.

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

Net Loss

Net loss for the six months ended June 30, 2010 totaled $1.8 million, or $0.05 per basic and diluted share, compared to net loss totaling $45.6 million, or $1.49 per basic and diluted share, for the six months ended June 30, 2009.

Liquidity and Capital Resources

We have generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds are available for sale for operating purposes.  As of June 30, 2010, our cash, cash equivalents, marketable securities, and restricted cash amounted to $82.6 million, representing 63% of total assets.  Our cash and cash equivalents primarily consisted of money market funds and checking accounts.  Our marketable securities consisted of approximately $60.2 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million.  Our total cash-related position is as follows:

	June 30,2010	December 31, 2009
Cash and cash equivalents	$18,929,537	$60,542,494
Current and noncurrent marketable securities	62,007,268	20,328,087
Restricted cash	1,702,079	1,702,079
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$82,638,884	$82,572,660

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash.  We maintain all of our cash, cash equivalents and restricted cash in eight domestic financial institutions and perform periodic evaluations of the relative credit standing of these institutions.

Cash generated from operations was sufficient to cover expenses during the six-month period ended June 30, 2010.  Net cash provided by operating activities totaled $0.9 million and $9.1 million for the six-month periods ended June 30, 2010 and 2009, respectively.  The decrease in net cash provided by operating activities is primarily related to the following:

•
A reduction in the level of receivables collected during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, the result of a large collection effort that took place in the prior year period (collection efforts have remained strong over the past year);

•
a decrease in accrued expenses in the six months ended June 30, 2010, primarily related to our incentive compensation accruals, as compared to an increase in accrued expenses in the six months ended June 30, 2009, primarily related to restructuring and incentive compensation accruals; and

•
a decrease in accounts payable in the six months ended June 30, 2010, as compared an increase during the six months ended June 30, 2009, primarily related to the accelerated timing of payments in December 2008.

These decreases in net cash provided by operating activities were partially offset by a decrease in the loss from continuing operations, which in turn was partially offset by decreased noncash expenses.

Net cash used in investing activities of $40.6 million for the six-month period ended June 30, 2010 was primarily the result of $41.8 million net purchase of marketable securities and $0.9 million of capital expenditures, partially offset by $2.2 million proceeds received on the disposition of assets.

Net cash used in financing activities of $1.9 million for the six-month period ended June 30, 2010 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with the minimum tax withholding requirements.

We have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted.  The letters of credit serve as security deposits for our office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months.  We are committed to cash expenditures in an aggregate amount of approximately $1.7 million through June 30, 2011, primarily related to operating leases and employment agreements.  Additionally, our board of directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock and convertible preferred stock (on a common share equivalent basis) during the first two quarters of 2010, which resulted in cash expenditures of approximately $1.9 million.  Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

As of June 30, 2010 and December 31, 2009, respectively, we had approximately $136 million and $133 million of federal and state NOLs.  During 2009, we recorded a full valuation allowance against these deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets by generating sufficient taxable income in future years.  The decision to record this valuation allowance was based on management evaluating all positive and negative evidence.  The significant negative evidence included a projected loss for the year ended December 31, 2009, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies.  We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, our NOLs may be limited in the event of a change in ownership.  The ultimate realization of NOLs is dependent upon the generation of future taxable income during the periods following an ownership change.  As such, a portion of the existing NOLs may be subject to limitation.

Treasury Stock

In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock, from time to time, in private purchases or in the open market.  In February 2004, our Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program.  However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for us to repurchase our stock.  During the six months ended June 30, 2010 we did not purchase any shares of common stock under the program.  Since inception of the program, we have purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million, for an average price of $1.34 per share.  In addition, pursuant to the terms of the 1998 Stock Incentive Plan and 2007 Performance Incentive Plan (the “2007 Plan”), and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our officers, and the issuance of restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due.  Through June 30, 2010, we had withheld an aggregate of 441,522 shares which have been recorded as treasury stock.  In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009.  These shares have been recorded as treasury stock.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management believes that (i) the first material weakness described above was remediated but has not had sufficient time to test such remediation, but (ii) the second material weakness described above still existed as of June 30, 2010.  Because of the material weaknesses described above, our chief executive officer and chief accounting officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control Over Financial Reporting

During the six month period ended June 30, 2010, the following changes were made to our internal control over revenue recognition related to our former Promotions.com subsidiary and accounting for complex and non-recurring transactions that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future.  We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.  While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews, to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment.  Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.  Furthermore, any such unremediated material weaknesses could have the effects described in “Item 1A. Risk Factors—In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of June 30, 2010 could result in material misstatements in our financial statements” in Part II of this Form 10-Q.

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

As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009.  As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively.  The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters.  We are cooperating fully with the SEC.  The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.  The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time.

As previously disclosed, in October 2009, the Company was named as one of several defendants in a lawsuit captioned Online News Link LLC v. Apple Inc. et al., Civ. No. 2:09-CV-0312-DF (U.S.D.C., E.D. Tex.).  The complaint alleged that defendants infringe U.S. Patent No. 7,508,789, putatively owned by plaintiff, related to a certain method of displaying digital data via hyperlinks.  In June 2010, the Company and certain other defendants entered into settlement agreements and the action was dismissed as to such parties.  This matter did not have a material effect on the Company’s financial condition.

As previously disclosed, in April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous.  In May 2010 we filed an answer denying all claims.  We intend to vigorously defend ourselves in this matter and believe we have meritorious defenses.  Due to the preliminary stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

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

In preparing our consolidated financial statements, we identified material weaknesses in our internal control over financial reporting, and our failure to remedy effectively the material weaknesses identified as of June 30, 2010 could result in material misstatements in our financial statements.

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

We are implementing remedial measures designed to address these material weaknesses, which has included disposing of our Promotions.com subsidiary in December 2009 and subsequently not entering into revenue transactions substantially similar in nature to the revenue transactions accounted for under our former Promotions.com subsidiary and (ii) hiring a new Controller in January 2010; however, our management concluded that as of June 30, 2010, these material weaknesses had not yet been remediated.  We began implementing certain remediative measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time for management to conclude as to the significance of their remediative effect.  We are continuing to develop our remediation plans and implement additional measures during fiscal 2010.  If these remedial measures are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may fail to meet our future reporting obligations on a timely basis, our consolidated financial statements may contain material misstatements, we could be required to restate our prior period financial results, our operating results may be harmed, we may be subject to class action litigation and, our common stock could be delisted from NASDAQ Global Market.  For example, material weaknesses that remain unremediated could result in material adjustments in future financial statements.  Any failure to address the identified material weaknesses or any additional material weaknesses in our internal control could also adversely affect the results of the periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required to be included in our periodic reports on Form 10-Q or 10-K.  Internal control deficiencies could also cause investors to lose confidence in our reported financial information. We can give no assurance that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or additional restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.  In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2010.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April 1 – 30, 2010	-	$ -	-	$2,678,878
May 1 – 31, 2010	-	$ -	-	$2,678,878
June 1 – 30, 2010	-	$ -	-	$2,678,878
Total	-	$ -	-	$2,678,878

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

Item 4.                                Submission of Matters to a Vote of Security Holders.

The following matters were submitted to a vote at the annual meeting of stockholders of the Company, held on May 27, 2010, and the results of the voting were as follows:

•
The election of William R. Gruver (votes for: 17,917,659; withheld: 5,013,877) and Daryl Otte (votes for: 22,580,259; withheld: 351,277) as Class II directors of the Company, to serve until the annual meeting in 2013 or until their successors are elected and qualified;

•
The approval of the amendment and restatement of the Company’s 2007 Plan, which increased the number of shares available for awards by an additional 2,000,000 shares of Common Stock (votes for: 17,794,886; withheld: 5,130,485; abstain: 6,165); and

•
The ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2010 (votes for: 28,672,219; votes against: 279,915; abstain: 1,352).

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

THESTREET.COM, INC.

Date: August 6, 2010	By:	/s/ Daryl Otte
	Name:	Daryl Otte
	Title	Chief Executive Officer (principal executive officer)

Date: August 6, 2010	By:	/s/ Richard Broitman
	Name:	Richard Broitman
	Title:	Chief Accounting Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description

*3.1	Amended and Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Registration Statement on Form S-1 filed February 23, 1999.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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