Form 10-Q
period 2011-03-31
THESTREET COM
filed 2011-05-06
CIK 1080056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of May 4, 2011)

Common Stock, par value $0.01 per share	31,917,368

TheStreet.com, Inc.
Form 10-Q

For the Three Months Ended March 31, 2011

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$21,535,579	$20,089,660
Marketable securities (Note 2)	30,425,611	26,502,945
Accounts receivable, net of allowance for doubtful accounts of $246,063 as of March 31, 2011 and $238,228 as of December 31, 2010	6,555,427	6,623,261
Other receivables, net	599,099	663,968
Prepaid expenses and other current assets	1,860,932	1,785,007

Total current assets	60,976,648	55,664,841

Property and equipment, net of accumulated depreciation and amortization of $14,055,066 as of March 31, 2011 and $12,845,359 as of December 31, 2010	10,168,978	10,887,732
Marketable securities (Note 2)	21,896,799	30,302,428
Other assets	244,559	243,611
Goodwill	24,057,616	24,057,616
Other intangibles, net	6,322,546	6,725,462
Restricted cash (Note 2)	1,660,370	1,660,370

Total assets	$125,327,516	$129,542,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,108,951	$2,455,894
Accrued expenses	4,992,818	8,239,064
Deferred revenue	19,915,459	17,431,381
Other current liabilities	207,481	184,328
Liabilities of discontinued operations	1,230	1,871

Total current liabilities	26,225,939	28,312,538
Deferred tax liability	288,000	288,000
Other liabilities	4,066,922	2,948,181

Total liabilities	30,580,861	31,548,719

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2011 and December 31, 2010; the aggregate liquidation preference totals $55,000,000 as of March 31, 2011 and December 31, 2010	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 38,108,171 shares issued and 31,915,555 shares outstanding as of March 31, 2011, and 37,775,381 shares issued and 31,667,600 shares outstanding as of December 31, 2010	381,082	377,754
Additional paid-in capital	270,403,889	270,644,658
Accumulated other comprehensive income	197,643	331,311
Treasury stock at cost; 6,192,616 shares as of March 31, 2011 and 6,107,781 shares as of December 31, 2010	(10,712,371)	(10,478,838)
Accumulated deficit	(165,523,643)	(162,881,599)

Total stockholders’ equity	94,746,655	97,993,341

Total liabilities and stockholders’ equity	$125,327,516	$129,542,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,

	2011	2010

	(unaudited)
Net revenue:
Premium services	$9,609,501	$9,694,582
Marketing services	4,511,380	3,805,775

Total net revenue	14,120,881	13,500,357

Operating expense:
Cost of services	6,959,048	6,369,662
Sales and marketing	4,370,773	3,245,557
General and administrative	4,008,666	4,436,275
Depreciation and amortization	1,620,849	1,044,433

Total operating expense	16,959,336	15,095,927

Operating loss	(2,838,455)	(1,595,570)
Net interest income	198,027	176,595
Other income	—	20,374

Loss from continuing operations before income taxes	(2,640,428)	(1,398,601)
Provision for income taxes	—	—

Loss from continuing operations	(2,640,428)	(1,398,601)
Discontinued operations:
Loss from discontinued operations	(1,616)	(18,943)

Net loss	(2,642,044)	(1,417,544)
Preferred stock cash dividends	96,424	96,424

Net loss attributable to common stockholders	$(2,738,468)	$(1,513,968)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)

Net loss	(0.09)	(0.05)
Preferred stock cash dividends	(0.00)	(0.00)

Net loss attributable to common stockholders	$(0.09)	$(0.05)

Weighted average basic and diluted shares outstanding	31,880,600	31,496,139

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,

	2011	2010

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,642,044)	$(1,417,544)
Loss from discontinued operations	1,616	18,943

Loss from continuing operations	(2,640,428)	(1,398,601)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation expense	721,115	591,191
Provision for doubtful accounts	53,142	(41,295)
Depreciation and amortization	1,620,849	1,044,433
Deferred rent	335,737	343,913
Gain on disposal of equipment	—	(20,600)
Changes in operating assets and liabilities:
Accounts receivable	(17,429)	1,395,804
Other receivables	96,990	8,619
Prepaid expenses and other current assets	(75,925)	(74,679)
Other assets	(9,173)	—
Accounts payable	(1,346,943)	(54,174)
Accrued expenses	(2,925,746)	(2,856,383)
Deferred revenue	2,947,216	1,519,370
Other current liabilities	22,519	(3,439)
Other liabilities	—	15,167

Net cash (used in) provided by continuing operations	(1,218,076)	469,326
Net cash used in discontinued operations	(2,257)	(18,630)

Net cash (used in) provided by operating activities	(1,220,333)	450,696

Cash Flows from Investing Activities:
Purchase of marketable securities	(9,172,053)	(35,800,533)
Sale and maturity of marketable securities	13,521,347	4,431,838
Capital expenditures	(490,953)	(423,367)
Proceeds from the sale of fixed assets	—	22,500

Net cash provided by (used in) investing activities	3,858,341	(31,769,562)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(862,132)	(837,327)
Cash dividends paid on preferred stock	(96,424)	(96,424)
Purchase of treasury stock	(233,533)	(54,309)

Net cash used in financing activities	(1,192,089)	(988,060)

Net increase (decrease) in cash and cash equivalents	1,445,919	(32,306,926)
Cash and cash equivalents, beginning of period	20,089,660	60,542,494

Cash and cash equivalents, end of period	$21,535,579	$28,235,568

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$1,478

Cash payments made for income taxes	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet.com, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

          TheStreet.com, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a digital financial media company. Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a large audience of active self-directed investors, as well as to assist advertisers desiring to connect with our affluent audience. We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, social media, widgets, email services, mobile devices and tablets, podcasts and online video channels. We also syndicate our content for distribution by financial institutions and other media organizations.

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three month period ended March 31, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

          The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

          For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2011 (“2010 Form 10-K”).

          The Company accrues quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation.

          The Company has evaluated subsequent events for recognition or disclosure.

Recent Accounting Pronouncements

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements will be allocated on the basis of the relative selling price of each deliverable. The implementation of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

          In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, a consensus of the FASB Emerging Issues Task Force (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This statement is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The implementation of ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $21.5 million. Marketable securities consist of cash reserves in liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a total fair value of approximately $52.3 million and a total book value of approximately $52.1 million. The maximum maturity for any investment is three years. The Company also holds two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. See Note 11 (Comprehensive Loss). Additionally, we have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$21,535,579	$20,089,660
Current and noncurrent marketable securities	52,322,410	56,805,373
Restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$75,518,359	$78,555,403

3.	FAIR VALUE MEASUREMENTS

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2011 are classified based on the valuation technique level in the table below:

	Total	Level 1	Level 2	Level 3

Description:
Cash and cash equivalents (1)	$21,535,579	$21,535,579	$—	$—
Marketable securities (2)	52,322,410	50,562,410	—	1,760,000

Total at fair value	$73,857,989	$72,097,989	$—	$1,760,000

(1)	Cash and cash equivalents, totaling $21.5 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling $1.8 million as of March 31, 2011. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2011, the Company determined there was a decline in the fair value of its ARS investments of $0.1 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive income. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at January 1, 2011	$1,810,000
Decrease in fair value of investment	(50,000)

Balance at March 31, 2011	$1,760,000

4.	STOCK-BASED COMPENSATION

          For a detailed description of past equity-based compensation activity, please refer to the Company’s 2010 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2010 Form 10-K.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of employee stock options granted during the three months ended March 31, 2011 and 2010 was $1.07 and $1.19, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Three Months Ended March 31,

	2011	2010

Expected option lives	3.5 years	3.5 years
Expected volatility	56.01%	57.07%
Risk-free interest rate	1.55%	1.83%
Expected dividend yield	3.53%	3.83%

          As of March 31, 2011, there remained 851,363 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $0.7 million and $0.6 million of non-cash stock-based compensation for the three month periods ended March 31, 2011 and March 2010, respectively. As of March 31, 2011, there was approximately $7.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.88 years.

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	845,528	$6.92
Options granted	524,500	$3.20
Options cancelled	(32,500)	$3.52
Options expired	(200,000)	$8.38

Awards outstanding, March 31, 2011	1,137,528	$5.05	$113	3.77

Awards vested and expected to vest at March 31, 2011	1,007,390	$5.28	$94	3.64

Awards exercisable at March 31, 2011	336,808	$8.44	$—	2.01

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	1,928,393	$—
Restricted stock units granted	1,170,341	$—
Restricted stock units settled by delivery of Common Stock upon vesting	(327,100)	$—
Restricted stock units cancelled	(2,500)	$—

Awards outstanding, March 31, 2011	2,769,134	$—	$9,277	2.87

Awards vested and expected to vest at March 31, 2011	2,397,697	$—	$8,032	2.93

Awards exercisable at March 31, 2011	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2011 and changes in the three-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2010	2,307,104	$2.72
Shares underlying options granted	524,500	$1.07
Shares underlying restricted stock units granted	1,170,341	$2.92
Shares underlying options vested	(69,991)	$1.29
Shares underlying restricted stock units vested	(327,100)	$4.14
Shares underlying options cancelled	(32,500)	$1.19
Shares underlying restricted stock units cancelled	(2,500)	$3.33

Shares underlying awards unvested at March 31, 2011	3,569,854	$2.46

          For the three months ended March 31, 2011 and 2010, the total fair value of share-based awards vested was $1.0 million and $1.7 million, respectively. For the three months ended March 31, 2011 and 2010, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period). For the three months ended March 31, 2011 and 2010, 524,500 and 269,500 stock options, respectively, and 1,170,341 and 350,401 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three months ended March 31, 2011 and 2010, zero and zero stock options, respectively, were exercised, and 327,100 and 426,363 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock. During the three-month periods ended March 31, 2011 and 2010, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2011, the Company had withheld an aggregate of 527,592 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          On March 31, 2011, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on March 15, 2011. These dividends totaled approximately $1.0 million. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837, putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

7.	NET LOSS PER SHARE OF COMMON STOCK

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended March 31, 2011 and 2010, approximately 4.5 million and 3.8 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,

	2011	2010

Basic and diluted net loss per share:
Numerator:
Loss from continuing operations	$(2,640,428)	$(1,398,601)
Loss from discontinued operations	(1,616)	(18,943)
Preferred stock cash dividends	(96,424)	(96,424)

Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(2,738,468)	$(1,513,968)

Denominator:
Weighted average basic and diluted shares outstanding	31,880,600	31,496,139

Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)

Net loss available to common stockholders	$(0.09)	$(0.05)

8.	INCOME TAXES

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

          As of December 31, 2010, the Company had approximately $139 million of federal and state net operating loss carryforwards, which are available through 2030. Based on operating results for the three months ended March 31, 2011 and nine month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

          In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation. Such an ownership change would create an annual limitation on the usage of the Company’s net operating loss carryforward. The Company is in the process of evaluating the effect of Section 382 ownership changes on the Company’s net operating loss carryforwards generated through 2010. During the year ended December 31, 2009, the Company acquired approximately $3 million of net operating loss carryforwards when it acquired the stock of Kikucall, Inc. In accordance with Section 382 of the Internal Revenue Code, the usage of the Kikucall, Inc. net operating loss carryforward could be limited.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2011, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

          For the three months ended March 31, 2011 and 2010, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2011 and December 31, 2010, one client accounted for more than 10% of our gross accounts receivable balance.

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

          In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation, and in December 2009, the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2009.

          The following tables display the activity of the restructuring and other charges reserve account during the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,

	2011	2010

Beginning balance	$844,761	$1,230,056
Payments	28,382	226,517

Ending balance	$816,379	$1,003,539

11.	COMPREHENSIVE LOSS

          Comprehensive loss consists of the following:

	For the Three Months Ended March 31,

	2011	2010

Net loss	$(2,642,044)	$(1,417,544)
Unrealized (loss) gain on marketable securities	(83,668)	7,189
(Increase) decrease of temporary impairment of ARS	(50,000)	20,000
Reclass from accumulated other comprehensive income to earnings due to sale	—	(226)

Comprehensive loss	$(2,775,712)	$(1,390,581)

12.	DISCONTINUED OPERATIONS

          In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment, which are limited to certain professional fees, have been segregated from continuing operations and reported as a separate line item in the accompanying condensed consolidated statements of operations and cash flows. There were no cash flows from discontinued operations from investing or financing activities for the periods presented.

13.	OTHER LIABILITIES

          Other liabilities consist of the following:

	March 31, 2011	December 31, 2010

Deferred rent	$3,268,117	$2,933,014
Other liabilities	798,805	15,167

Total other liabilities	$4,066,922	$2,948,181

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

          The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

          TheStreet.com, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a digital financial media company. Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a large audience of active self-directed investors, as well as to assist advertisers desiring to connect with our affluent audience. We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, social media, widgets, email services, mobile devices and tablets, podcasts and online video channels. We also syndicate our content for distribution by financial institutions and other media organizations.

          We report revenue in two categories: premium services and marketing services. Premium services revenue is comprised of subscriptions, licenses and fees for access to investment information and rate services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.

Critical Accounting Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	incentive cash compensation,
•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts,
•	accrued expense estimates,
•	reserves for estimated tax liabilities, and
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

          The Company accrues quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation.

          A summary of our critical accounting policies and estimates can be found in our 2010 Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and March 31, 2010

          Revenue

	For the Three Months Ended March 31,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$9,609,501	68%	$9,694,582	72%	-1%
Marketing services	4,511,380	32%	3,805,775	28%	19%

Total revenue	$14,120,881	100%	$13,500,357	100%	5%

          Premium services. Premium service revenue is comprised of subscriptions, licenses and fees for access to investment information and rate services. Revenue is recognized ratably over the contract period.

          Premium services revenue for the three months ended March 31, 2011 decreased by 1% when compared to the three months ended March 31, 2010. The decrease is primarily attributable to reduced revenue from our TheStreet Ratings products, offset in part by an increase in revenue from subscriptions to our equity investment information and RateWatch products.

          The decline in revenue from our TheStreet Ratings products totaled 67% and was primarily related to the sale of certain assets of TheStreet Ratings business in May 2010 which reduced the revenue of the business for the three months ended March 31, 2011 by $0.3 million as compared to the prior year.

          The increase in revenue from our subscription products of 2% is primarily the result of a 7% increase in the weighted-average number of subscriptions during the quarter ended March 31, 2011 as compared to the prior year period, partially offset by a 4% decrease in the average revenue recognized per subscription during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The increase in the weighted-average number of subscriptions during the quarter ended March 31, 2011 as compared to the prior year period is primarily the result of increased subscriber acquisition and renewal efforts. The decrease in the average revenue recognized per subscription during the period is primarily a result of lower average selling prices for a number of our subscription products.

          Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.

          Marketing services revenue for the three months ended March 31, 2011 increased by 19% when compared to the three months ended March 31, 2010. The increase in marketing services revenue was primarily the result of higher demand from repeat advertisers, partially offset by reduced demand from new advertisers.

          Operating Expense

	For the Three Months Ended March 31,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$6,959,048	49%	$6,369,662	47%	9%
Sales and marketing	4,370,773	31%	3,245,557	24%	35%
General and administrative	4,008,666	28%	4,436,275	33%	-10%
Depreciation and amortization	1,620,849	11%	1,044,433	8%	55%

Total operating expense	$16,959,336		$15,095,927		12%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense increased by approximately $0.6 million, or 9%, over the periods. The increase was the result of higher cash and stock-based compensation costs related to a 2% increase in headcount, combined with higher costs related to nonemployee content providers, consulting fees, computer services and supplies, and hosting and internet charges, the aggregate of which increased by approximately $1.0 million. These cost increases were partially offset by reduced incentive compensation accruals approximating $0.3 million. As a percentage of revenue, cost of services expense increased to 49% in the three months ended March 31, 2011, from 47% in the prior year period.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

          Sales and marketing expense increased by approximately $1.1 million, or 35%,over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription-based products, including an 8% increase in headcount, as well as higher costs associated with advertising and promotion, public relations, advertisement serving and consulting, the aggregate sum of which increased by approximately $1.1 million. As a percentage of revenue, sales and marketing expense increased to 31% in the three months ended March 31, 2011, from 24% in the prior year period.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance, and other office expenses.

          General and administrative expense decreased by approximately $0.4 million, or 10%,over the periods. The decrease was primarily the result of reduced costs related to a review of certain accounting matters in our former Promotions.com subsidiary, combined with reduced recruiting fees, the aggregate of which decreased by approximately $0.6 million. These cost savings were partially offset by increased bad debt and training related costs, the aggregate sum of which increased by approximately $0.2 million. As a percentage of revenue, general and administrative expense decreased to 28% in the three months ended March 31, 2011, from 33% in the prior year period.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $0.6 million, or 55%,over the periods. The increase is largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed late last year. As a percentage of revenue, depreciation and amortization expense increased to 11% in the three months ended March 31, 2011, from 8% in the prior year period.

          Net Interest Income

	For the Three Months Ended March 31,		Percent Change

	2011	2010

Net interest income	$198,027	$176,595	12%

          The increase in net interest income is primarily the result of more active management of our cash balances through increased investment in government and high-grade corporate securities, partially offset by lower interest rates on bank deposits.

          Net Loss

          Net loss for the three months ended March 31, 2011 totaled $2.6 million, or $0.09 per basic and diluted share, compared to net loss totaling $1.4 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2010.

          Liquidity and Capital Resources

          We have generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds are available for sale for operating purposes. As of March 31, 2011, our cash, cash equivalents, marketable securities, and restricted cash amounted to $75.5 million, representing 60% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $52.3 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million. Our total cash-related position is as follows:

	March 31, 2011	December 31, 2010

Cash and cash equivalents	$21,535,579	$20,089,660
Current and noncurrent marketable securities	52,322,410	56,805,373
Restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$75,518,359	$78,555,403

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven domestic financial institutions and perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was not sufficient to cover expenses during the three-month period ended March 31, 2011. Net cash used by operating activities for the three-month period ended March 31, 2011 totaled $1.2 million, as compared to net cash provided by operating activities totaling $0.5 million for the three-month period ended March 31, 2010. The decrease in net cash provided by operating activities is primarily related to the following:

•	A higher level of receivables as of March 31, 2011 as compared to the prior year resulting from increased advertising revenue;
•	an increase in the loss from continuing operations, which in turn was partially offset by increased noncash expenses; and
•	a decrease in accounts payable in the three months ended March 31, 2011 primarily related to the timing of payments.

          These above noted decreases in net cash provided by operating activities were partially offset by an increase in the growth of deferred revenue.

          Net cash provided by investing activities of $3.9 million for the three-month period ended March 31, 2011 was primarily the result of the $4.3 million net sale and maturity of marketable securities, partially offset by $0.5 million of capital expenditures.

          Net cash used in financing activities of $1.2 million for the three-month period ended March 31, 2011 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with the minimum tax withholding requirements.

          We have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $1.8 million through March 31, 2012, primarily related to operating leases. Additionally, our Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock and convertible preferred stock (on a common share equivalent basis) during the first quarter of 2011, which resulted in cash expenditures of approximately $1.0 million. Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

          As of December 31, 2010, we had approximately $139 million of federal and state net operating loss carryforwards, which are available through 2030. Based on operating results for the three months ended March 31, 2011 and nine-month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

          In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation. Such an ownership change would create an annual limitation on the usage of the Company’s net operating loss carryforward. The ultimate realization of net operating loss carryforwards is dependent upon the generation of future taxable income during the periods following an ownership change. As such, a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for us to repurchase our stock. During the three months ended March 31, 2011 we did not purchase any shares of common stock under the program. Since inception of the program, we have purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2011, we have withheld an aggregate of 527,592 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

          We maintain all of our cash, cash equivalents and restricted cash in seven domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Item 4.	Controls and Procedures.

          Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the

Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          In addition, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that during the period covered by this report, that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837, putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Item 1A.	Risk Factors.

          In addition to the other information set forth in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2010, which we filed with the SEC on March 14, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended March 31, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

January 1 – 31, 2011	—	$—	—	$2,678,878
February 1 – 28, 2011	—	$—	—	$2,678,878
March 1 – 31, 2011	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 3.	Defaults Upon Senior Securities.

          Not applicable.

Item 4.	[Reserved]

Item 5.	Other Information.

          Not applicable.

Item 6.	Exhibits.

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

THESTREET.COM, INC.

Date: May 6, 2011	By:	/s/ Daryl Otte

Name: Daryl Otte
Title: Chief Executive Officer (principal executive officer)

Date: May 6, 2011	By:	/s/ Thomas Etergino

Name: Thomas Etergino
Title: Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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