Form 10-Q
period 2011-06-30
THESTREET, INC.
filed 2011-08-05
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File Number 000-25779

THESTREET, INC.

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

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of August 2, 2011)

Common Stock, par value $0.01 per share	31,993,743

TheStreet, Inc.
Form 10-Q

As of and for the Three and Six Months Ended June 30, 2011

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$31,101,781	$20,089,660
Marketable securities (Note 2)	25,179,961	26,502,945
Accounts receivable, net of allowance for doubtful accounts of $265,308 as of June 30, 2011 and $238,228 as of December 31, 2010	5,992,325	6,623,261
Other receivables, net	390,094	663,968
Prepaid expenses and other current assets	2,003,072	1,785,007

Total current assets	64,667,233	55,664,841

Property and equipment, net of accumulated depreciation and amortization of $15,182,252 as of June 30, 2011 and $12,845,359 as of December 31, 2010	9,531,028	10,887,732
Marketable securities (Note 2)	19,423,215	30,302,428
Other assets	211,663	243,611
Goodwill	24,057,616	24,057,616
Other intangibles, net	5,945,820	6,725,462
Restricted cash (Note 2)	1,660,370	1,660,370

Total assets	$125,496,945	$129,542,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,989,671	$2,455,894
Accrued expenses	5,776,037	8,239,064
Deferred revenue	20,162,444	17,431,381
Other current liabilities	335,187	184,328
Liabilities of discontinued operations	46	1,871

Total current liabilities	28,263,385	28,312,538
Deferred tax liability	288,000	288,000
Other liabilities	4,277,091	2,948,181

Total liabilities	32,828,476	31,548,719

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2011 and December 31, 2010; the aggregate liquidation preference totals $55,000,000 as of June 30, 2011 and December 31, 2010	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 38,176,541 shares issued and 31,956,063 shares outstanding as of June 30, 2011, and 37,775,381 shares issued and 31,667,600 shares outstanding as of December 31, 2010	381,765	377,754
Additional paid-in capital	270,148,459	270,644,658
Accumulated other comprehensive income	115,416	331,311
Treasury stock at cost; 6,220,478 shares as of June 30, 2011 and 6,107,781 shares as of December 31, 2010	(10,800,371)	(10,478,838)
Accumulated deficit	(167,176,855)	(162,881,599)

Total stockholders’ equity	92,668,469	97,993,341

Total liabilities and stockholders’ equity	$125,496,945	$129,542,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010

	(unaudited)		(unaudited)
Net revenue:
Premium services	$10,074,931	$9,825,151	$19,684,432	$19,519,733
Marketing services	4,953,857	4,838,526	9,465,237	8,644,301

Total net revenue	15,028,788	14,663,677	29,149,669	28,164,034

Operating expense:
Cost of services	6,802,481	6,136,579	13,761,529	12,506,241
Sales and marketing	4,110,501	3,841,663	8,481,274	7,087,220
General and administrative	4,400,438	4,917,894	8,409,104	9,354,169
Depreciation and amortization	1,545,192	1,094,526	3,166,041	2,138,959
Asset impairments	—	555,000	—	555,000
Gain on disposition of assets	—	(1,318,607)	—	(1,318,607)

Total operating expense	16,858,612	15,227,055	33,817,948	30,322,982

Operating loss	(1,829,824)	(563,378)	(4,668,279)	(2,158,948)
Net interest income	176,748	225,810	374,775	402,405
Other income	—	—	—	20,374

Loss from continuing operations before income taxes	(1,653,076)	(337,568)	(4,293,504)	(1,736,169)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,653,076)	(337,568)	(4,293,504)	(1,736,169)
Discontinued operations:
Loss from discontinued operations	136	2,230	1,752	21,173

Net loss	(1,653,212)	(339,798)	(4,295,256)	(1,757,342)
Preferred stock cash dividends	96,424	96,424	192,848	192,848

Net loss attributable to common stockholders	$(1,749,636)	$(436,222)	$(4,488,104)	$(1,950,190)

Basic and diluted net loss per share
Loss from continuing operations	$(0.05)	$(0.01)	$(0.13)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	(0.05)	(0.01)	(0.13)	(0.05)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.05)	$(0.01)	$(0.14)	$(0.06)

Weighted average basic and diluted shares outstanding	31,923,813	31,560,668	31,902,326	31,528,581

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2011	2010

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,295,256)	$(1,757,342)
Loss from discontinued operations	1,752	21,173

Loss from continuing operations	(4,293,504)	(1,736,169)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	1,429,963	1,218,747
Provision for doubtful accounts	80,690	5,403
Depreciation and amortization	3,166,041	2,138,959
Impairment charges	—	555,000
Deferred rent	671,474	687,826
Gain on disposal of equipment	—	(20,600)
Gain on disposition of assets	—	(1,318,607)
Changes in operating assets and liabilities:
Accounts receivable	518,124	779,183
Other receivables	40,997	50,351
Prepaid expenses and other current assets	(218,065)	(1,073,694)
Other assets	15,000	10,118
Accounts payable	(466,223)	(393,619)
Accrued expenses	(2,183,027)	(1,497,251)
Deferred revenue	3,275,530	1,537,947
Other current liabilities	(16,172)	(67,991)
Other liabilities	—	15,167

Net cash provided by continuing operations	2,020,828	890,770
Net cash used in discontinued operations	(3,577)	(21,085)

Net cash provided by operating activities	2,017,251	869,685

Cash Flows from Investing Activities:
Purchase of marketable securities	(16,466,052)	(92,297,898)
Sale of marketable securities	28,452,354	50,487,087
Capital expenditures	(1,012,748)	(948,378)
Sale of Promotions.com	265,000	802,939
Sale of certain assets of TheStreet Ratings	—	1,348,902
Proceeds from the sale of fixed assets	—	43,300

Net cash provided by (used in) investing activities	11,238,554	(40,564,048)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,729,303)	(1,671,437)
Cash dividends paid on preferred stock	(192,848)	(192,848)
Purchase of treasury stock	(321,533)	(54,309)

Net cash used in financing activities	(2,243,684)	(1,918,594)

Net increase (decrease) in cash and cash equivalents	11,012,121	(41,612,957)
Cash and cash equivalents, beginning of period	20,089,660	60,542,494

Cash and cash equivalents, end of period	$31,101,781	$18,929,537

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$1,668

Cash payments made for income taxes	$—	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

          TheStreet, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a digital financial media company. Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a large audience of active self-directed investors, as well as to assist advertisers desiring to connect with our affluent audience. We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, social media, widgets, email services, mobile devices and tablets, podcasts and online video channels. We also syndicate our content for distribution by financial institutions and other media organizations.

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three and six month periods ended June 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

          In May 2011, the FASB issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The implementation of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

          In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the three months ended March 31, 2012.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $31.1 million. Marketable securities consist of cash reserves in liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a total fair value of approximately $44.6 million and a total book value of approximately $44.5 million. The maximum maturity for any investment is three years. The Company also holds two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. See Note 11 (Comprehensive Loss). Additionally, we have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$31,101,781	$20,089,660
Current and noncurrent marketable securities	44,603,176	56,805,373
Restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$77,365,327	$78,555,403

3.	FAIR VALUE MEASUREMENTS

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2011 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3

Cash and cash equivalents (1)	$31,101,781	$31,101,781	$—	$—
Marketable securities (2)	44,603,176	42,883,176	—	1,720,000

Total at fair value	$75,704,957	$73,984,957	$—	$1,720,000

(1)	Cash and cash equivalents, totaling $31.1 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling $1.7 million as of June 30, 2011. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2011, the Company determined there was a decline in the fair value of its ARS investments of $0.1 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive income. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at January 1, 2011	$1,810,000
Decrease in fair value of investment	(90,000)

Balance at June 30, 2011	$1,720,000

4.	STOCK-BASED COMPENSATION

          For a detailed description of past equity-based compensation activity, please refer to the Company’s 2010 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2010 Form 10-K.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of employee stock options granted during the six months ended June 30, 2011 and 2010 was $1.07 and $1.19, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Six Months Ended June 30,

	2011	2010

Expected option lives	3.5 years	3.5 years
Expected volatility	55.98%	57.06%
Risk-free interest rate	1.54%	1.82%
Expected dividend yield	3.51%	3.78%

          As of June 30, 2011, there remained 890,114 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $0.7 million and $1.4 million of non-cash stock-based compensation for the three and six month periods ended June 30, 2011, respectively, as compared to $0.6 million and $1.2 million for the three and six month periods ended June 30, 2010, respectively. As of June 30, 2011, there was approximately $7.0 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.72 years.

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	845,528	$6.92
Options granted	524,500	$3.20
Options cancelled	(32,500)	$3.52
Options expired	(200,000)	$8.38

Awards outstanding, March 31, 2011	1,137,528	$5.05
Options granted	15,750	$3.50
Options cancelled	(49,501)	$3.29
Options expired	(35,000)	$11.94

Awards outstanding, June 30, 2011	1,068,777	$4.88	$12	3.60

Awards vested and expected to vest at June 30, 2011	959,673	$5.07	$11	3.50

Awards exercisable at June 30, 2011	360,685	$8.11	$—	1.89

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	1,928,393	$—
Restricted stock units granted	1,170,341	$—
Restricted stock units settled by delivery of Common Stock upon vesting	(327,100)	$—
Restricted stock units cancelled	(2,500)	$—

Awards outstanding, March 31, 2011	2,769,134	$—
Restricted stock units granted	30,000	$—
Restricted stock units settled by delivery of Common Stock upon vesting	(68,370)	$—
Restricted stock units cancelled	—	$—

Awards outstanding, June 30, 2011	2,730,764	$—	$8,383	2.70

Awards vested and expected to vest at June 30, 2011	2,353,702	$—	$7,155	2.69

Awards exercisable at June 30, 2011	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2011 and changes in the six-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2010	2,307,104	$2.72
Shares underlying options granted	540,250	$1.07
Shares underlying restricted stock units granted	1,200,341	$2.94
Shares underlying options vested	(130,868)	$2.04
Shares underlying restricted stock units vested	(395,470)	$3.83
Shares underlying options cancelled	(80,001)	$1.14
Shares underlying restricted stock units cancelled	(2,500)	$3.33

Shares underlying awards unvested at June 30, 2011	3,438,856	$2.47

          For the six months ended June 30, 2011 and 2010, the total fair value of share-based awards vested was $1.4 million and $2.1 million, respectively. For the six months ended June 30, 2011 and 2010, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period). For the six months ended June 30, 2011 and 2010, 540,250 and 281,500 stock options, respectively, and 1,200,341 and 355,401 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the six months ended June 30, 2011 and 2010, zero and zero stock options, respectively, were exercised, and 395,470 and 494,733 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock. During the six-month periods ended June 30, 2011 and 2010, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2011, the Company had withheld an aggregate of 555,454 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          On June 30, 2011, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on June 15, 2011. These dividends totaled approximately $1.0 million. When combined with the quarterly cash dividend paid on March 31, 2011, year-to-date dividend payments totaled approximately $1.9 million. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

6.	LEGAL PROCEEDINGS

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing. There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but one defendant were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837, putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

7.	NET LOSS PER SHARE OF COMMON STOCK

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended June 30, 2011 and 2010, approximately 5.1 million and 4.0 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss. For the six months ended June 30, 2011 and 2010, approximately 4.8 million and 3.8 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010

Basic and diluted net loss per share:
Numerator:
Loss from continuing operations	$(1,653,076)	$(337,568)	$(4,293,504)	$(1,736,169)
Loss from discontinued operations	(136)	(2,230)	(1,752)	(21,173)
Preferred stock cash dividends	(96,424)	(96,424)	(192,848)	(192,848)

Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(1,749,636)	$(436,222)	$(4,488,104)	$(1,950,190)

Denominator:
Weighted average basic and diluted shares outstanding	31,923,813	31,560,668	31,902,326	31,528,581

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.01)	$(0.13)	$(0.05)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss available to common stockholders	$(0.05)	$(0.01)	$(0.14)	$(0.06)

8.	INCOME TAXES

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

          As of December 31, 2010, the Company had approximately $139 million of federal and state net operating loss carryforwards, which are available through 2030. Based on operating results for the six months ended June 30, 2011 and six month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2011, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

          For the three and six months ended June 30, 2011 and 2010, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2011, two clients each accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2010, one client accounted for more than 10% of our gross accounts receivable balance.

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

          The following tables display the activity of the restructuring and other charges reserve account during the six months ended June 30, 2011 and 2010:

	For the six Months Ended June 30,

	2011	2010

Beginning balance	$844,761	$1,230,056
Payments	56,764	300,399

Ending balance	$787,997	$929,657

11.	COMPREHENSIVE LOSS

          Comprehensive loss consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010

Net loss	$(1,653,212)	$(339,798)	$(4,295,256)	$(1,757,342)
Unrealized loss on marketable securities	(42,227)	(179,046)	(125,895)	(171,857)
(Increase) decrease of temporary impairment of ARS	(40,000)	20,000	(90,000)	40,000
Reclass from accumulated other comprehensive income to earnings due to sale	—	—	—	226

Comprehensive loss	$(1,735,439)	$(498,844)	$(4,511,151)	$(1,888,973)

12.	DISCONTINUED OPERATIONS

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

13.	OTHER LIABILITIES

          Other liabilities consist of the following:

	June 30, 2011	December 31, 2010

Deferred rent	$3,437,457	$2,933,014
Other liabilities	839,634	15,167

Total other liabilities	$4,277,091	$2,948,181

14.	ASSET IMPAIRMENTS

          During the three months ended June 30, 2010, the Company determined it necessary to record an impairment charge approximating $0.6 million, writing the value of its investment in Debtfolio, Inc. to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

15.	DISPOSITION OF ASSETS

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

Overview

          TheStreet, Inc., together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a digital financial media company. Our goal is to be the primary independent online-only source of reliable and actionable investing ideas, news and analysis, markets and rate data and analytical tools for a large audience of active self-directed investors, as well as to assist advertisers desiring to connect with our affluent audience. We distribute our fee-based premium content and advertising-supported content through a network of proprietary electronic services including: Web sites, blogs, social media, widgets, email services, mobile devices and tablets, podcasts and online video channels. We also syndicate our content for distribution by financial institutions and other media organizations.

          We report revenue in two categories: premium services and marketing services. Premium services revenue is comprised of subscriptions, licenses and fees for access to investment information and rate services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

Critical Accounting Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	incentive cash compensation,
•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,

•	reserves for estimated tax liabilities, and
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

          The Company accrues quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation.

          A summary of our critical accounting policies and estimates can be found in our 2010 Form 10-K.

Results of Operations

Comparison of Three Months Ended June 30, 2011 and June 30, 2010

          Revenue

	For the Three Months Ended June 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$10,074,931	67%	$9,825,151	67%	3%
Marketing services	4,953,857	33%	4,838,526	33%	2%

Total revenue	$15,028,788	100%	$14,663,677	100%	2%

          Premium services. Premium service revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Revenue is recognized ratably over the contract period.

          Premium services revenue for the three months ended June 30, 2011 increased by 3% when compared to the three months ended June 30, 2010. The increase is primarily attributable to an increase in revenue from subscriptions to our securities investment information and RateWatch products, offset in part by reduced revenue from our TheStreet Ratings products.

          The increase in revenue from subscriptions to our securities investment information and RateWatch products of 5% is primarily the result of a 4% increase in the weighted-average number of subscriptions during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, combined with a 1% increase in the average revenue recognized per subscription during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010. The increase in the weighted-average number of subscriptions during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is primarily the result of increased subscriber acquisition and renewal efforts. The increase in the average revenue recognized per subscription during the period is primarily a result of higher average selling prices for a number of our subscription products.

          The decline in revenue from our TheStreet Ratings products totaled $0.2 million, or 65%, and was primarily related to the sale of certain assets of TheStreet Ratings business in May 2010 which reduced the revenue of the business for the three months ended June 30, 2011 as compared to the prior year.

          Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations. Marketing services revenue includes $0.3 million and $0.2 million of barter revenue in the three months ended June 30, 2011 and 2010, respectively.

          Marketing services revenue for the three months ended June 30, 2011 increased by 2% when compared to the three months ended June 30, 2010. The increase in marketing services revenue was primarily the result of higher demand from new advertisers, partially offset by reduced demand from repeat advertisers.

          Operating Expense

	For the Three Months Ended June 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$6,802,481	45%	$6,136,579	42%	11%
Sales and marketing	4,110,501	27%	3,841,663	26%	7%
General and administrative	4,400,438	29%	4,917,894	34%	-11%
Depreciation and amortization	1,545,192	10%	1,094,526	7%	41%
Asset impairments	—	N/A	555,000	4%	-100%
Gain on disposition of assets	—	N/A	(1,318,607)	-9%	100%

Total operating expense	$16,858,612		$15,227,055		11%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense increased by approximately $0.7 million, or 11%, over the periods. The increase was primarily the result of higher cash and stock-based compensation costs related to a 7% increase in headcount, combined with higher costs related to nonemployee content providers and consulting fees, the aggregate of which increased by approximately $0.7 million. These cost increases were partially offset by a higher amount of salaries capitalized for internal developed software and Web site development projects approximating $0.1 million. As a percentage of revenue, cost of services expense increased to 45% in the three months ended June 30, 2011, from 42% in the prior year period.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

          Sales and marketing expense increased by approximately $0.3 million, or 7%, over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription-based products, including a 10% increase in headcount, as well as higher costs associated with public relations, the aggregate sum of which increased by approximately $0.3 million. These cost increases were partially offset by reduced advertising and promotion expenses approximating $0.1 million. As a percentage of revenue, sales and marketing expense increased to 27% in the three months ended June 30, 2011, from 26% in the prior year period.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

          General and administrative expense decreased by approximately $0.5 million, or 11%, over the periods. The decrease was primarily the result of reduced professional and consulting fees, the aggregate of which decreased by approximately $0.6 million. These cost savings were partially offset by increased compensation and insurance related costs, the aggregate sum of which increased by approximately $0.1 million. As a percentage of revenue, general and administrative expense decreased to 29% in the three months ended June 30, 2011, from 34% in the prior year period.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $0.5 million, or 41%, over the periods. The increase is largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed late last year. As a percentage of revenue, depreciation and amortization expense increased to 10% in the three months ended June 30, 2011, from 7% in the prior year period.

          Asset impairments. During the three months ended June 30, 2010, the Company recorded an impairment charge to its long term investment approximating $0.6 million based upon management’s consideration of Debtfolio Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

          Gain on disposition of assets. On May 4, 2010 the Company sold certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) resulting in a gain approximating $1.3 million.

          Net Interest Income

	For the Three Months Ended June 30,
			Percent
	2011	2010	Change

Net interest income	$176,748	$225,810	-22%

          The decrease in net interest income is primarily the result of the movement of cash balances from higher yielding marketable securities to lower yielding money market funds.

          Net Loss

          Net loss for the three months ended June 30, 2011 totaled $1.7 million, or $0.05 per basic and diluted share, compared to net loss totaling $0.3 million, or $0.01 per basic and diluted share, for the three months ended June 30, 2010.

Comparison of Six Months Ended June 30, 2011 and June 30, 2010

          Revenue

	For the Six Months Ended June 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$19,684,432	68%	$19,519,733	69%	1%
Marketing services	9,465,237	32%	8,644,301	31%	9%

Total revenue	$29,149,669	100%	$28,164,034	100%	3%

          Premium services revenue for the six months ended June 30, 2011 increased by 1% when compared to the six months ended June 30, 2010. The increase is primarily attributable to an increase in revenue from subscriptions to our securities investment information and RateWatch products, offset in part by reduced revenue from our TheStreet Ratings products.

          The increase in revenue from subscriptions to our securities investment information and RateWatch products of 3% is primarily the result of a 5% increase in the weighted-average number of subscriptions during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, partially offset by a 1% decrease in the average revenue recognized per subscription during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010. The increase in the weighted-average number of subscriptions during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily the result of increased subscriber acquisition and renewal efforts. The decrease in the average revenue recognized per subscription during the period is primarily a result of lower average selling prices for a number of our subscription products.

          The decline in revenue from our TheStreet Ratings products totaled $0.5 million, or 66%, and was primarily related to the sale of certain assets of TheStreet Ratings business in May 2010 which reduced the revenue of the business for the six months ended June 30, 2011 as compared to the prior year.

          Marketing services revenue for the six months ended June 30, 2011 increased by 9% when compared to the six months ended June 30, 2010. The increase in marketing services revenue was primarily the result of higher demand from both repeat and new advertisers. Marketing services revenue includes $0.3 million and $0.2 million of barter revenue in the six months ended June 30, 2011 and 2010, respectively.

          Operating Expense

	For the Six Months Ended June 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$13,761,529	47%	$12,506,241	44%	10%
Sales and marketing	8,481,274	29%	7,087,220	25%	20%
General and administrative	8,409,104	29%	9,354,169	33%	-10%
Depreciation and amortization	3,166,041	11%	2,138,959	8%	48%
Asset impairments	—	N/A	555,000	2%	-100%
Gain on disposition of assets	—	N/A	(1,318,607)	-5%	100%

Total operating expense	$33,817,948		$30,322,982		12%

          Cost of services. Cost of services expense increased by approximately $1.3 million, or 10%, over the periods. The increase was primarily the result of higher cash and stock-based compensation costs related to a 5% increase in headcount, combined with higher costs related to nonemployee content providers, consulting fees and computer services and supplies, the aggregate of which increased by approximately $1.6 million. These cost increases were partially offset by reduced incentive compensation accruals as well as a higher amount of salaries capitalized for internal developed software and Web site development projects, the aggregate of which totaled approximately $0.4 million. As a percentage of revenue, cost of services expense increased to 47% in the six months ended June 30, 2011, from 44% in the prior year period.

          Sales and marketing. Sales and marketing expense increased by approximately $1.4 million, or 20%, over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription-based products, including a 9% increase in headcount, as well as higher costs associated with advertising and promotion, public relations, travel and entertainment expenses, internet access and credit card fees, the aggregate sum of which increased by approximately $1.3 million. As a percentage of revenue, sales and marketing expense increased to 29% in the six months ended June 30, 2011, from 25% in the prior year period.

          General and administrative. General and administrative expense decreased by approximately $0.9 million, or 10%, over the periods. The decrease was primarily the result of reduced costs related to a review of certain accounting matters in our former Promotions.com subsidiary, combined with reduced professional fees, consulting, recruiting and tax related costs, the aggregate of which decreased by approximately $1.3 million. These cost savings were partially offset by increased compensation and related expenses, bad debt and training costs, the aggregate sum of which increased by approximately $0.2 million. As a percentage of revenue, general and administrative expense decreased to 29% in the six months ended June 30, 2011, from 33% in the prior year period.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.0 million, or 48%, over the periods. The increase is largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed late last year. As a percentage of revenue, depreciation and amortization expense increased to 11% in the six months ended June 30, 2011, from 8% in the prior year period.

          Asset impairments. During the three months ended June 30, 2010, the Company recorded an impairment charge to its long term investment approximating $0.6 million based upon management’s consideration of Debtfolio Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

          Gain on disposition of assets. On May 4, 2010 the Company sold certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) resulting in a gain approximating $1.3 million.

          Net Interest Income

	For the Six Months Ended June 30,		Percent Change

	2011	2010

Net interest income	$374,775	$402,405	-7%

          The decrease in net interest income is primarily the result of the movement of cash balances from higher yielding marketable securities to lower yielding money market funds.

          Net Loss

          Net loss for the six months ended June 30, 2011 totaled $4.3 million, or $0.13 per basic and diluted share, compared to net loss totaling $1.8 million, or $0.05 per basic and diluted share, for the six months ended June 30, 2010.

          Liquidity and Capital Resources

          We have generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high-quality, with the intent that such funds are available for sale for operating purposes. As of June 30, 2011, our cash, cash equivalents, marketable securities, and restricted cash amounted to $77.4 million, representing 62% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $44.6 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million. Our total cash-related position is as follows:

	June 30, 2011	December 31, 2010

Cash and cash equivalents	$31,101,781	$20,089,660
Current and noncurrent marketable securities	44,603,176	56,805,373
Restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$77,365,327	$78,555,403

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven domestic financial institutions and perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was sufficient to cover expenses during the six-month period ended June 30, 2011. Net cash provided by operating activities for the six-month period ended June 30, 2011 totaled $2.0 million, as compared to net cash provided by operating activities totaling $0.9 million for the six-month period ended June 30, 2010. The increase in net cash provided by operating activities is primarily related to the following:

•	an increase in the growth of deferred revenue resulting from stronger subscription sales; and
•	a decrease in the growth of prepaid expenses and other current assets.

These increases in net cash provided by operating activities were partially offset by:

•	a larger decrease in accrued expenses during the six months ended June 30, 2011 as compared to the prior year period;
•	an increase in the loss from continuing operations, which in turn was partially offset by increased noncash expenses; and
•	a higher level of receivables as of June 30, 2011 as compared to the prior year resulting from increased advertising revenue and the timing of cash collections.

          Net cash provided by investing activities of $11.2 million for the six-month period ended June 30, 2011 was primarily the result of the $12.0 million net sale and maturity of marketable securities, partially offset by $1.0 million of capital expenditures.

          Net cash used in financing activities of $2.2 million for the six-month period ended June 30, 2011 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with the minimum tax withholding requirements.

          We have a total of $1.7 million of cash invested in certificates of deposit that serve as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.1 million through June 30, 2012, primarily related to operating leases. Additionally, our Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock and convertible preferred stock (on a common share equivalent basis) during each of the first two quarters of 2011, which resulted in cash expenditures of approximately $1.9 million. Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

          As of December 31, 2010, we had approximately $139 million of federal and state net operating loss carryforwards, which are available through 2030. Based on operating results for the six months ended June 30, 2011 and six-month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for us to repurchase our stock. During the six months ended June 30, 2011 we did not purchase any shares of common stock under the program. Since inception of the program, we have purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2011, we have withheld an aggregate of 555,454 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

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

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing. There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but one defendant were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837, putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended June 30, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April1 – 30, 2011	—	$—	—	$2,678,878
May1 – 31, 2011	—	$—	—	$2,678,878
June1 – 30, 2011	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of Common Stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
+10.1	Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte.
+10.2	Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte.
+10.3	Amendment No. 1 to Change of Control and Severance Agreement dated as of March 28, 2011 between the Company and Daryl Otte.
+10.4	Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.
+10.5	Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.
+10.6	Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.
+10.7	Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton.
+10.8	Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton.

+10.9	Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Gregory Barton.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: August 5, 2011	By:	/s/ Daryl Otte

		Name:	Daryl Otte
		Title:	Chief Executive Officer (principal executive officer)

Date: August 5, 2011	By:	/s/ Thomas Etergino

		Name:	Thomas Etergino
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of Common Stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
+10.1	Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte.
+10.2	Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte.
+10.3	Amendment No. 1 to Change of Control and Severance Agreement dated as of March 28, 2011 between the Company and Daryl Otte.
+10.4	Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.
+10.5	Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.
+10.6	Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.
+10.7	Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton.
+10.8	Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton.

+10.9	Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Gregory Barton.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections