Form 10-K/A
period 2010-12-31
THESTREET, INC.
filed 2011-08-12
CIK 1080056

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes □ No ☒

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

Explanatory Note

This amendment to the Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Filing”) of TheStreet, Inc. (known on the date of the Original Filing as TheStreet.com, Inc.) is being filed for the sole purpose of filing an un-redacted version of Exhibit 10.37, a redacted version of which exhibit was filed with the Original Filing.  This amendment speaks as of the date of the Original Filing.

The Company is including currently dated Sarbanes-Oxley Act Section 302 certifications of its Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 hereto.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

10.37	Employment Agreement dated as of December 10, 2010 between James J. Cramer and the Company.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: August 12, 2011	By:	/s/ Daryl Otte
	Name:	Daryl Otte
	Title:	Chief Executive Officer

Date: August 12, 2011	By:	/s/ Thomas Etergino
	Name:	Thomas Etergino
	Title:	Chief Financial Officer