Form 10-Q
period 2011-09-30
THESTREET, INC.
filed 2011-11-03
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of November 1, 2011)

Common Stock, par value $0.01 per share	32,013,743

TheStreet, Inc.
Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2011

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010

ASSETS	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents (Note 2)	$33,709,574	$20,089,660
Marketable securities (Note 2)	28,488,741	26,502,945
Accounts receivable, net of allowance for doubtful accounts of $250,929 as of September 30, 2011 and $238,228 as of December 31, 2010	4,919,191	6,623,261
Other receivables, net	703,198	663,968
Prepaid expenses and other current assets	1,945,098	1,785,007

Total current assets	69,765,802	55,664,841

Property and equipment, net of accumulated depreciation and amortization of $14,715,316 as of September 30, 2011 and $12,845,359 as of December 31, 2010	8,957,283	10,887,732
Marketable securities (Note 2)	12,910,722	30,302,428
Other assets	211,732	243,611
Goodwill	24,057,616	24,057,616
Other intangibles, net of accumulated amortization of $5,233,949 at September 30, 2011 and $4,174,403 at December 31, 2010	5,665,916	6,725,462
Restricted cash (Note 2)	1,660,370	1,660,370

Total assets	$123,229,441	$129,542,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,035,623	$2,455,894
Accrued expenses	6,925,336	8,239,064
Deferred revenue	18,760,302	17,431,381
Other current liabilities	512,859	184,328
Liabilities of discontinued operations	—	1,871

Total current liabilities	28,234,120	28,312,538
Deferred tax liability	288,000	288,000
Other liabilities	4,232,200	2,948,181

Total liabilities	32,754,320	31,548,719

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2011 and December 31, 2010; the aggregate liquidation preference totals $55,000,000 as of September 30, 2011 and December 31, 2010	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 38,244,018 shares issued and 32,013,743 shares outstanding as of September 30, 2011, and 37,775,381 shares issued and 31,667,600 shares outstanding as of December 31, 2010	382,440	377,754
Additional paid-in capital	269,921,217	270,644,658
Accumulated other comprehensive income	(325,142)	331,311
Treasury stock at cost; 6,230,275 shares as of September 30, 2011 and 6,107,781 shares as of December 31, 2010	(10,830,154)	(10,478,838)
Accumulated deficit	(168,673,295)	(162,881,599)

Total stockholders’ equity	90,475,121	97,993,341

Total liabilities and stockholders’ equity	$123,229,441	$129,542,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010

	(unaudited)		(unaudited)
Net revenue:
Premium services	$9,994,184	$9,645,939	$29,678,616	$29,165,672
Marketing services	4,346,907	4,691,007	13,812,144	13,335,308

Total net revenue	14,341,091	14,336,946	43,490,760	42,500,980

Operating expense:
Cost of services	6,274,741	6,466,484	20,036,270	18,972,725
Sales and marketing	4,640,908	4,202,380	13,122,182	11,289,600
General and administrative	3,750,475	4,648,992	12,159,579	14,003,161
Depreciation and amortization	1,326,484	1,087,009	4,492,525	3,225,968
Asset impairments	—	—	—	555,000
Gain on disposition of assets	—	—	—	(1,318,607)

Total operating expense	15,992,608	16,404,865	49,810,556	46,727,847

Operating loss	(1,651,517)	(2,067,919)	(6,319,796)	(4,226,867)
Net interest income	155,123	240,078	529,898	642,483
Other income	—	—	—	20,374

Loss from continuing operations before income taxes	(1,496,394)	(1,827,841)	(5,789,898)	(3,564,010)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,496,394)	(1,827,841)	(5,789,898)	(3,564,010)
Discontinued operations:
Loss from discontinued operations	46	2,257	1,798	23,430

Net loss	(1,496,440)	(1,830,098)	(5,791,696)	(3,587,440)
Preferred stock cash dividends	96,424	96,424	289,272	289,272

Net loss attributable to common stockholders	$(1,592,864)	$(1,926,522)	$(6,080,968)	$(3,876,712)

Basic and diluted net loss per share
Loss from continuing operations	$(0.05)	$(0.06)	$(0.18)	$(0.11)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss	(0.05)	(0.06)	(0.18)	(0.11)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.05)	$(0.06)	$(0.19)	$(0.12)

Weighted average basic and diluted shares outstanding	31,994,227	31,653,337	31,933,296	31,570,624

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2011	2010

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,791,696)	$(3,587,440)
Loss from discontinued operations	1,798	23,430

Loss from continuing operations	(5,789,898)	(3,564,010)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	2,166,161	1,807,083
Provision for doubtful accounts	133,089	59,649
Depreciation and amortization	4,492,525	3,225,968
Impairment charges	—	555,000
Deferred rent	742,447	1,367,463
Gain on disposal of equipment	—	(20,600)
Gain on disposition of assets	—	(1,318,607)
Changes in operating assets and liabilities:
Accounts receivable	1,538,860	(566,634)
Other receivables	(272,110)	22,394
Prepaid expenses and other current assets	(160,091)	(747,176)
Other assets	5,119	(42,549)
Accounts payable	(420,271)	(91,210)
Accrued expenses	(1,074,228)	(362,585)
Deferred revenue	1,948,915	189,204
Other current liabilities	10,609	118,386
Other liabilities	—	15,167

Net cash provided by continuing operations	3,321,127	646,943
Net cash used in discontinued operations	(3,669)	(22,002)

Net cash provided by operating activities	3,317,458	624,941

Cash Flows from Investing Activities:
Purchase of marketable securities	(24,854,469)	(121,814,456)
Sale of marketable securities	39,603,926	82,952,627
Capital expenditures	(1,475,768)	(3,804,467)
Sale of Promotions.com	265,000	1,746,876
Sale of certain assets of TheStreet Ratings	—	1,348,902
Proceeds from the sale of fixed assets	—	43,300

Net cash provided by (used in) investing activities	13,538,689	(39,527,218)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(2,595,645)	(2,511,000)
Cash dividends paid on preferred stock	(289,272)	(289,272)
Purchase of treasury stock	(351,316)	(66,886)

Net cash used in financing activities	(3,236,233)	(2,867,158)

Net increase (decrease) in cash and cash equivalents	13,619,914	(41,769,435)
Cash and cash equivalents, beginning of period	20,089,660	60,542,494

Cash and cash equivalents, end of period	$33,709,574	$18,773,059

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$1,720

Cash payments made for income taxes	$—	$—

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

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

          In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). Under the amendments in ASU 2011-05, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in ASU 2011-05 are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company intends to conform to the new presentation required in ASU 2011-05 beginning with its Form 10-Q for the three months ended March 31, 2012.

          In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption is permitted. The implementation of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $33.7 million. Marketable securities consist of cash reserves in liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a total fair value of approximately $41.4 million and a total cost basis of approximately $41.7 million. The maximum maturity for any investment is three years. The Company also holds two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. See Note 11 (Comprehensive Loss). Additionally, we have a total of $1.7 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$33,709,574	$20,089,660
Current and noncurrent marketable securities	41,399,463	56,805,373
Restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$76,769,407	$78,555,403

3.	FAIR VALUE MEASUREMENTS

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of September 30, 2011 are classified based on the valuation technique level in the table below:

	Total	Level 1	Level 2	Level 3

Description:
Cash and cash equivalents (1)	$33,709,574	$33,709,574	$—	$—
Marketable securities (2)	41,399,463	39,969,463	—	1,430,000

Total at fair value	$75,109,037	$73,679,037	$—	$1,430,000

(1)	Cash and cash equivalents, totaling $33.7 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling $1.4 million as of September 30, 2011. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2011, the Company determined there was a decline in the fair value of its ARS investments of $0.4 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive income. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at January 1, 2011	$1,810,000
Decrease in fair value of investment	(380,000)

Balance at September 30, 2011	$1,430,000

4.	STOCK-BASED COMPENSATION

          For a detailed description of past equity-based compensation activity, please refer to the Company’s 2010 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2010 Form 10-K.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2011 and 2010 was $1.07 and $1.15, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Nine Months Ended September 30,

	2011	2010

Expected option lives	3.5 years	3.5 years
Expected volatility	55.92%	57.00%
Risk-free interest rate	1.52%	1.70%
Expected dividend yield	3.51%	3.70%

          As of September 30, 2011, there remained 897,014 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the Company recorded $0.7 million and $2.2 million of non-cash stock-based compensation for the three and nine month periods ended September 30, 2011, respectively, as compared to $0.6 million and $1.8 million for the three and nine month periods ended September 30, 2010, respectively. As of September 30, 2011, there was approximately $6.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.55 years.

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	845,528	$6.92
Options granted	524,500	$3.20
Options cancelled	(32,500)	$3.52
Options expired	(200,000)	$8.38

Awards outstanding, March 31, 2011	1,137,528	$5.05
Options granted	15,750	$3.50
Options cancelled	(49,501)	$3.29
Options expired	(35,000)	$11.94

Awards outstanding, June 30, 2011	1,068,777	$4.88
Options granted	10,000	$2.34
Options cancelled	(30,334)	$3.05
Options expired	(9,899)	$5.82

Awards outstanding, September 30, 2011	1,038,544	$4.90	$—	3.37

Awards vested and expected to vest at September 30, 2011	945,938	$5.07	$—	3.28

Awards exercisable at September 30, 2011	361,618	$8.02	$—	1.73

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	1,928,393	$—
Restricted stock units granted	1,170,341	$—
Restricted stock units settled by delivery of common stock upon vesting	(327,100)	$—
Restricted stock units cancelled	(2,500)	$—

Awards outstanding, March 31, 2011	2,769,134	$—
Restricted stock units granted	30,000	$—
Restricted stock units settled by delivery of common stock upon vesting	(68,370)	$—
Restricted stock units cancelled	—	$—

Awards outstanding, June 30, 2011	2,730,764	$—
Restricted stock units granted	40,000	$—
Restricted stock units settled by delivery of common stock upon vesting	(67,477)	$—
Restricted stock units cancelled	(16,667)	$—

Awards outstanding, September 30, 2011	2,686,620	$—	$5,320	2.53

Awards vested and expected to vest at September 30, 2011	2,305,808	$—	$4,565	2.44

Awards exercisable at September 30, 2011	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2011 and changes in the nine-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2010	2,307,104	$2.72
Shares underlying options granted	550,250	$1.07
Shares underlying restricted stock units granted	1,240,341	$2.93
Shares underlying options vested	(141,700)	$1.96
Shares underlying restricted stock units vested	(462,947)	$3.60
Shares underlying options cancelled	(112,335)	$1.11
Shares underlying restricted stock units cancelled	(19,167)	$3.31

Shares underlying awards unvested at September 30, 2011	3,361,546	$2.49

          For the nine months ended September 30, 2011 and 2010, the total fair value of share-based awards vested was $1.6 million and $1.3 million, respectively. For the nine months ended September 30, 2011 and

2010, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period). For the nine months ended September 30, 2011 and 2010, 550,250 and 334,000 stock options, respectively, and 1,240,341 and 565,916 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the nine months ended September 30, 2011 and 2010, zero and zero stock options, respectively, were exercised, and 462,947 and 542,209 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0, respectively, to the Company.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s common stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock. During the nine-month periods ended September 30, 2011 and 2010, the Company did not purchase any shares of common stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of common stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2011, the Company had withheld an aggregate of 565,251 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          On September 30, 2011, the Company paid its quarterly cash dividend of $0.025 per share on its common stock and its convertible preferred stock on a converted common share basis, to stockholders of record at the close of business on September 15, 2011. These dividends totaled approximately $1.0 million. When combined with the quarterly cash dividend paid on March 31, 2011 and June 30, 2011, year-to-date dividend payments totaled approximately $2.9 million. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

6.	LEGAL PROCEEDINGS

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing; in August 2011, the District Court determined that the applicable appellant did not have standing, which decision is being appealed. There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

          As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009. As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters. We are cooperating fully with the SEC. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek, if any, cannot be predicted at this time. The Company has incurred legal defense costs that are reimbursable under its D&O insurance plan and that the insurer has indicated would pay. The Company has recorded the insurance recoveries totaling $0.5 million as a benefit within General and administrative expenses on its statement of operations and $0.5 million in Other receivables, net on its balance sheet as insurance recoveries receivable.

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

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended September 30, 2011 and 2010, approximately 5.0 million and 4.0 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss. For the nine months ended September 30, 2011 and 2010, approximately 4.8 million and 3.8 million unvested restricted stock units, vested and unvested options and warrants to purchase common stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the common stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010

Basic and diluted net loss per share:
Numerator:
Loss from continuing operations	$(1,496,394)	$(1,827,841)	$(5,789,898)	$(3,564,010)
Loss from discontinued operations	(46)	(2,257)	(1,798)	(23,430)
Preferred stock cash dividends	(96,424)	(96,424)	(289,272)	(289,272)

Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(1,592,864)	$(1,926,522)	$(6,080,968)	$(3,876,712)

Denominator:
Weighted average basic and diluted shares outstanding	31,994,227	31,653,337	31,933,296	31,570,624

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.06)	$(0.18)	$(0.11)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss available to common stockholders	$(0.05)	$(0.06)	$(0.19)	$(0.12)

8.	INCOME TAXES

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

          As of December 31, 2010, the Company had approximately $136 million of federal and state net operating loss carryforwards, which are available through 2030. Based on operating results for the nine months ended September 30, 2011 and three month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in six domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2011, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

          For the three and nine months ended September 30, 2011 and 2010, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2011, no client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2010, one client accounted for more than 10% of our gross accounts receivable balance.

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

          The following tables display the activity of the restructuring and other charges reserve account during the nine months ended September 30, 2011 and 2010:

	For the Nine Months Ended September 30,

	2011	2010

Beginning balance	$844,761	$1,230,056
Payments	142,014	356,913

Ending balance	$702,747	$873,143

11.	COMPREHENSIVE LOSS

Comprehensive loss consists of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010

Net loss	$(1,496,440)	$(1,830,098)	$(5,791,696)	$(3,587,440)
Unrealized (loss) gain on marketable securities	(150,558)	180,487	(276,453)	8,630
(Increase) decrease of temporary impairment of ARS	(290,000)	(25,000)	(380,000)	15,000
Reclass from accumulated other comprehensive income to earnings due to sale	—	—	—	226

Comprehensive loss	$(1,936,998)	$(1,674,611)	$(6,448,149)	$(3,563,584)

12.	DISCONTINUED OPERATIONS

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

13.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2011	December 31, 2010

Deferred rent	$3,357,539	$2,933,014
Other liabilities	874,661	15,167

Total other liabilities	$4,232,200	$2,948,181

14.	ASSET IMPAIRMENTS

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

Results of Operations

Comparison of Three Months Ended September 30, 2011 and September 30, 2010

          Revenue

	For the Three Months Ended September 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$9,994,184	70%	$9,645,939	67%	4%
Marketing services	4,346,907	30%	4,691,007	33%	-7%

Total revenue	$14,341,091	100%	$14,336,946	100%	0%

          Premium services. Premium service revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Revenue is recognized ratably over the contract period.

          Premium services revenue for the three months ended September 30, 2011 increased by 4% when compared to the three months ended September 30, 2010, primarily attributable to a 5% increase in revenue from subscriptions to our products. This increase is primarily the result of a 4% increase in the average revenue recognized per subscription during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, combined with a 1% increase in the weighted-average number of subscriptions during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. The increase in the average revenue recognized per subscription during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 is primarily the result of both the mix of products sold and higher average selling prices for a number of our subscription products. The increase in the weighted-average number of subscriptions during the period is primarily a result of increased subscriber acquisition and renewal efforts.

          Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

          Marketing services revenue for the three months ended September 30, 2011 decreased by 7% when compared to the three months ended September 30, 2010. The decrease in marketing services revenue was primarily the result of reduced demand from new advertisers, partially offset by higher demand from repeat advertisers. Marketing services revenue includes $0.1 million and $0.1 million of barter revenue in the three months ended September 30, 2011 and 2010, respectively.

          Operating Expense

	For the Three Months Ended September 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$6,274,741	44%	$6,466,484	45%	-3%
Sales and marketing	4,640,908	32%	4,202,380	29%	10%
General and administrative	3,750,475	26%	4,648,992	32%	-19%
Depreciation and amortization	1,326,484	9%	1,087,009	8%	22%

Total operating expense	$15,992,608		$16,404,865		-3%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense decreased by approximately $0.2 million, or 3%, over the periods. The decrease was primarily the result of reduced incentive compensation accruals and a higher amount of salaries capitalized for internal developed software and Web site development projects, combined with lower recruiting fees, and costs related to nonemployee content providers, the aggregate of which decreased by approximately $0.5 million. These cost decreases were partially offset by higher base salary and stock-based compensation costs related to a 1% increase in headcount, combined with higher consulting fees and computer service and supply costs, the aggregate of which increased by approximately $0.3 million. As a percentage of revenue, cost of services expense decreased to 44% in the three months ended September 30, 2011, from 45% in the prior year period.

          Sales and marketing. Sales and marketing expense consists primarily of advertising and promotion, promotional materials, credit card processing fees, and compensation expense for the direct sales force, marketing services, and customer service departments.

          Sales and marketing expense increased by approximately $0.4 million, or 10%, over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription-based products, including a 13% increase in headcount, as well as higher costs associated with recruiting, investor and public relations, advertisement serving, and travel and entertainment expense, the aggregate sum of which increased by approximately $0.6 million. These cost increases were partially offset by reduced advertising and promotion, consulting and credit card processing fees, the aggregate sum of which decreased by approximating $0.2 million. Sales and marketing expense includes $0.1 million and $0.2 million of barter expense in the three months ended September 30, 2011 and 2010, respectively. As a percentage of revenue, sales and marketing expense increased to 32% in the three months ended September 30, 2011, from 29% in the prior year period.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

          General and administrative expense decreased by approximately $0.9 million, or 19%, over the periods. The decrease was primarily the result of reduced professional, recruiting and consulting fees, combined with lower compensation and related, tax, occupancy, insurance, and employee training costs, the aggregate sum of which decreased by approximately $0.8 million. Professional fees incurred have been reduced by approximately $0.5 million for costs related to the previously-disclosed SEC investigation concerning our restatement in 2010 of certain previously issued financial statements and related matters (“SEC Matter”), which costs the Company anticipates will be reimbursed through its insurance coverage. As a percentage of revenue, general and administrative expense decreased to 26% in the three months ended September 30, 2011, from 32% in the prior year period.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $0.2 million, or 22%, over the periods. The increase is largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed late last year. As a percentage of revenue, depreciation and amortization expense increased to 9% in the three months ended September 30, 2011, from 8% in the prior year period.

          Net Interest Income

	For the Three Months Ended September 30,		Percent Change

	2011	2010

Net interest income	$155,123	$240,078	-35%

          The decrease in net interest income is primarily the result of the movement of cash balances from higher yielding marketable securities to lower yielding money market funds.

          Net Loss

          Net loss for the three months ended September 30, 2011 totaled $1.5 million, or $0.05 per basic and diluted share, compared to net loss totaling $1.8 million, or $0.06 per basic and diluted share, for the three months ended September 30, 2010.

Comparison of Nine Months Ended September 30, 2011 and September 30, 2010

          Revenue

	For the Nine Months Ended September 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$29,678,616	68%	$29,165,672	69%	2%
Marketing services	13,812,144	32%	13,335,308	31%	4%

Total revenue	$43,490,760	100%	$42,500,980	100%	2%

          Premium services revenue for the nine months ended September 30, 2011 increased by 2% when compared to the nine months ended September 30, 2010. The increase is primarily attributable to an increase in revenue from subscriptions to our securities investment information and RateWatch products, offset in part by reduced revenue from our TheStreet Ratings products.

          The increase in revenue from subscriptions to our securities investment information and RateWatch products of 4% is primarily the result of a 4% increase in the weighted-average number of subscriptions during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 resulting from increased subscriber acquisition and renewal efforts.

          The decline in revenue from our TheStreet Ratings products totaled $0.5 million, or 58%, and was primarily related to the sale of certain assets of TheStreet Ratings business in May 2010 which reduced the revenue of the business for the nine months ended September 30, 2011 as compared to the prior year.

          Marketing services revenue for the nine months ended September 30, 2011 increased by 4% when compared to the nine months ended September 30, 2010. The increase in marketing services revenue was primarily the result of higher demand from new advertisers, partially offset by reduced demand from repeat advertisers. Marketing services revenue includes $0.4 million and $0.3 million of barter revenue in the nine months ended September 30, 2011 and 2010, respectively.

          Operating Expense

	For the Nine Months Ended September 30,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$20,036,270	46%	$18,972,725	45%	6%
Sales and marketing	13,122,182	30%	11,289,600	27%	16%
General and administrative	12,159,579	28%	14,003,161	33%	-13%
Depreciation and amortization	4,492,525	10%	3,225,968	8%	39%
Asset impairments	—	N/A	555,000	1%	-100%
Gain on disposition of assets	—	N/A	(1,318,607)	-3%	100%

Total operating expense	$49,810,556		$46,727,847		7%

          Cost of services. Cost of services expense increased by approximately $1.1 million, or 6%, over the periods. The increase was primarily the result of higher base salary and stock-based compensation costs related to a 3% increase in headcount, combined with higher costs related to nonemployee content providers, consulting fees, and computer services and supplies, the aggregate of which increased by approximately $1.9 million. These cost increases were partially offset by reduced incentive compensation accruals, a higher amount of salaries capitalized for internal developed software and Web site development projects, and reduced usage of temporary help, the aggregate of which totaled approximately $0.9 million. As a percentage of revenue, cost of services expense increased to 46% in the nine months ended September 30, 2011, from 45% in the prior year period.

          Sales and marketing. Sales and marketing expense increased by approximately $1.8 million, or 16%, over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription-based products, including a 10% increase in headcount, higher costs associated with investor and public relations, advertising and promotion, travel and entertainment, advertisement serving, and recruiting fees, the aggregate sum of which increased by approximately $1.7 million. Sales and marketing expense includes $0.2 million and $0.2 million of barter expense in the nine months ended September 30, 2011 and 2010, respectively. As a percentage of revenue, sales and marketing expense increased to 30% in the nine months ended September 30, 2011, from 27% in the prior year period.

          General and administrative. General and administrative expense decreased by approximately $1.8 million, or 13%, over the periods. The decrease was primarily the result of reduced costs related to a review of certain accounting matters in our former Promotions.com subsidiary and to the SEC Matter, combined with reduced professional fees, consulting, recruiting and tax related costs, the aggregate of which decreased by approximately $1.9 million. Professional fees for costs related to the SEC Matter have been reduced by approximately $0.5 million, which costs the Company anticipates will be reimbursed through its insurance coverage. As a percentage of revenue, general and administrative expense decreased to 28% in the nine months ended September 30, 2011, from 33% in the prior year period.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.3 million, or 39%, over the periods. The increase is largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed late last year. As a percentage of revenue, depreciation and amortization expense increased to 10% in the nine months ended September 30, 2011, from 8% in the prior year period.

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

          Net Interest Income

	For the Nine Months Ended September 30,

	2011	2010	Percent Change

Net interest income	$529,898	$642,483	-18%

          The decrease in net interest income is primarily the result of the movement of cash balances from higher yielding marketable securities to lower yielding money market funds.

          Net Loss

          Net loss for the nine months ended September 30, 2011 totaled $5.8 million, or $0.18 per basic and diluted share, compared to net loss totaling $3.6 million, or $0.11 per basic and diluted share, for the nine months ended September 30, 2010.

          Liquidity and Capital Resources

          We have generally invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for operating purposes. As of September 30, 2011, our cash, cash equivalents, marketable securities, and restricted cash amounted to $76.8 million, representing 62% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $41.4 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of $1.9 million. Our total cash-related position is as follows:

	September 30, 2011	December 31, 2010

Cash and cash equivalents	$33,709,574	$20,089,660
Current and noncurrent marketable securities	41,399,463	56,805,373
Restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$76,769,407	$78,555,403

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions and perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was sufficient to cover expenses during the nine-month period ended September 30, 2011. Net cash provided by operating activities for the nine-month period ended September 30,

2011 totaled $3.3 million, as compared to net cash provided by operating activities totaling $0.6 million for the nine-month period ended September 30, 2010. The increase in net cash provided by operating activities is primarily related to the following:

•	cash collection efforts resulting in a decrease in accounts receivable;
•	an increase in the growth of deferred revenue resulting from stronger subscription sales; and
•	a decrease in the growth of prepaid expenses and other current assets.

These increases in net cash provided by operating activities were partially offset by:

•	a larger decrease in both accounts payable and accrued expenses during the nine months ended September 30, 2011 as compared to the prior year period; and
•	an increase in the loss from continuing operations, which in turn was partially offset by increased noncash expenses.

          Net cash provided by investing activities of $13.5 million for the nine-month period ended September 30, 2011 was primarily the result of the $14.7 million net sale and maturity of marketable securities, partially offset by $1.5 million of capital expenditures.

          Net cash used in financing activities of $3.2 million for the nine-month period ended September 30, 2011 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with the minimum tax withholding requirements.

          We have a total of $1.7 million of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for our office space in New York City.

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.3 million through September 30, 2012, primarily related to operating leases. Additionally, our Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of common stock and convertible preferred stock (on a common share equivalent basis) during each of the first three quarters of 2011, which resulted in cash expenditures of approximately $2.9 million. Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

          As of December 31, 2010, we had approximately $136 million of federal and state net operating loss carryforwards, which are available through 2030. Based on operating results for the nine months ended September 30, 2011 and three-month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our common stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for us to repurchase our stock. During the nine months ended September 30, 2011 we did not purchase any shares of common stock under the program. Since inception of the program, we have purchased a total of 5,453,416 shares of common stock at an aggregate cost of $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of common stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2011, we have withheld an aggregate of 565,251 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

          We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

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

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation of approximately $339,000 would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing; in August 2011, the District Court determined that the applicable appellant did not have standing, which decision is being appealed. There can be no assurance that the approval of the settlement will not be reversed on appeal and that the settlement will be implemented in its current form, or at all. Due to the inherent uncertainties of litigation, the ultimate outcome of the matter is uncertain.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but one defendant were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837, putatively owned by plaintiff, related to a certain method of displaying information to an Internet-

accessible device. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

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

          The following table presents information related to repurchases of its common stock made by the Company during the three months ended September 30, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

July 1 – 31, 2011	—	$—	—	$2,678,878
August 1 – 31, 2011	—	$—	—	$2,678,878
September 1 – 30, 2011	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 3.	Defaults Upon Senior Securities.

          Not applicable.

Item 4.	[Reserved]

Item 5.	Other Information.

          Not applicable.

Item 6.	Exhibits.

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation, incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed June 2, 2011.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

THESTREET, INC.

Date: November 3, 2011	By:	/s/ Daryl Otte

	Name:	Daryl Otte
	Title:	Chief Executive Officer (principal executive officer)

Date: November 3, 2011	By:	/s/ Thomas Etergino

	Name:	Thomas Etergino
	Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation, incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed June 2, 2011.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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