Form 10-K
period 2011-12-31
THESTREET, INC.
filed 2012-03-07
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

          The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2011 as reported by Nasdaq, was approximately $85 million.

          Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 5, 2012

Common Stock, par value $0.01 par value	32,336,594

Documents Incorporated By Reference

          Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2012, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.
2011 ANNUAL REPORT ON FORM 10-K

ii

THESTREET, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

Overview

          TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital financial media company whose collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide actionable ideas from the world of investing, finance and business in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money.

          Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

          We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary Web site. Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a source of subscribers to a variety of our premium subscription products. Our subscription products, which include paid Web services such as RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Chat On TheStreet, and Stocks Under $10 – are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication, including fledgling investors, consumers interested in personal finance guidance, long-term and short-term active investors, day and swing traders, and fundamental, technical and options traders. Our RateWatch business publishes bank rate market information on a subscription basis to financial institutions and government agencies.

Premium Subscription Services

          We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital premium services content business. We believe we have been able to successfully build our premium services business because we have established a track record for over 15 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

          In addition to our consumer-focused subscription products, our premium services business also includes information services revenue from our RateWatch business. RateWatch maintains a constantly-updated database of financial rate and fee data collected from more than 90,000 financial institutions (at the branch level), including certificate of deposit, money market account, savings account, checking account, home mortgage, home equity loan, credit card and auto loan rates. This information is licensed to financial institutions and government agencies on a subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients. The data collected by RateWatch also serves as the foundation for the information available on BankingMyWay, an advertising-supported Web site that enables consumers to search for the most competitive local and national rates.

          Our premium services revenue also includes revenue generated from syndication and licensing of certain of our content, including data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 16,000 mutual funds and exchange-traded funds (ETFs) and more than 5,000 stocks. Premium services contributed 68% of our total revenue in 2011, as compared to 67% in 2010 and 63% in 2009.

Advertising Supported Properties

          Our advertising-supported properties, which include TheStreet, Stockpickr, MainStreet and BankingMyWay, attract one of the largest and most affluent audiences of any digital publisher in our content vertical. We believe our flagship site, TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category since the early days of the consumer Internet, is regarded as a must-buy for most of our core online brokerage advertisers and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our engaged, affluent audience. We believe we are able to command pricing for our advertising inventory that is strong relative to most Web sites. We also have recently launched our Business Desk™ service, which offers our award-winning business and financial content to enhance coverage of these areas by local media partners and offers the ability to apply our superior ability to monetize the consumption of this content. We sell banner, tile and sponsorship advertising primarily through our experienced direct sales force and also generate revenue from contextual and search-based advertising provided by third party technology providers. In addition, in connection with certain award programs we publish, we grant award winners paid licenses to use our awards logos on their Web sites and marketing materials.

          We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, as well as on select paid subscription sites;

•	advertisement placements in our free email newsletters and stand-alone emails sent on behalf of our advertisers to our registered users; and

•	advertisements in our video programming, TheStreet services for mobile and tablet devices, RSS feeds, blogs and in our podcasts.

          During the year ended December 31, 2009, we also generated interactive marketing services revenue from our former Promotions.com subsidiary, which we acquired in August 2007 and sold in December 2009. Promotions.com implemented online and mobile interactive promotions – including sweepstakes, instant win games and customer loyalty programs – for some of the world’s largest brands. Advertising and marketing services contributed 32% of our total revenue in 2011, as compared to 33% in 2010 and 37% in 2009 (which included Promotions.com).

          We will seek to increase the traffic to our collection of Web sites both by expanding the range of content we offer (which may include repurposing content from one site to address the needs of another site) and by expanding our relationships with third parties having larger or complementary audiences. We believe our expertise at monetizing our content offerings through a variety of sources, and the value we have built in our brand over the past 15+ years as a leading voice in our content vertical – as well as our independence from any larger media organization – enables us to successfully partner with a variety of high-traffic Web sites and portals, providing expertise in our content category under arrangements that provide benefits to both our partners and ourselves.

Marketing

          We pursue a variety of sales and marketing initiatives to sell subscriptions to our premium services, increase traffic to our sites, license our content, expose our brands, and build our customer databases. These initiatives may include promoting our services through online, email, social, radio and television marketing, telemarketing and establishing content syndication and subscription distribution relationships with leading companies. Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third-party service providers. We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns. We also sell our premium services through a direct sales force to institutional clients.

          We use content syndication and subscription distribution arrangements to capitalize on the cost efficiencies of online delivery and create additional value from content we already have produced for our own properties. By syndicating our content to other leading Web sites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. In one type of syndication arrangement, we provide leading Web sites in our vertical, including Yahoo! Finance, MSN Money and CNN Money, with selected content to host along with additional article headlines that these partners display on their stock quote result pages, in both instances providing links back to our site. This type of arrangement exposes new audiences to our brands and content and generates additional traffic to our sites, creating the opportunity for us to increase our advertising revenue and subscription sales.

          We are intensely focused on generating additional visitors to our sites through search engine optimization efforts, in order to increase the visibility of our content on search engines such as Google Search and Microsoft’s Bing, and through efforts to increase our presence on a variety of social media platforms, such as Facebook and Twitter. We have been active in developing and distributing mobile and tablet applications to deliver our content to new audiences and we have launched our Business Desk service, which distributes our content in conjunction with a nationwide collection of local media partners. Finally, we are focused on increasing the engagement our visitors have with our sites, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our sites offer.

          We also may use subscription distribution arrangements with online financial services firms and other companies. These agreements allow their customers to receive discounts on certain of our premium subscription services or to access our free and premium content, thereby exposing our brands and content to new audiences.

          In addition, we obtain exposure through other media outlets who cite our writers and our stories or who invite our writers to appear on segments. In 2011, we were mentioned or featured in numerous reports by major news/media outlets, including The Wall Street Journal, The New York Times, The New York Post, Yahoo! Finance, The Economist, Crain’s New York, TheHuffingtonPost, The Consumerist, Fox Business, and Mediabistro; and some of our writers appeared on various television and radio stations, including CNBC, CNN, ABC, CBS, PBS and MSNBC.

Competition

          Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•

online services or Web sites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•

publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers; and

•

established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products.

          Many of these competitors have significantly greater scale and resources than we do. Additionally, advances in technology have reduced the cost of production and online distribution of written, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers.

          According to comScore, Inc., an independent Web measurement company (“comScore”), based upon average monthly numbers for the three months ending December 31, 2011, as measured by total unique visitors among the 149 listed competitors in the Business/Finance – News/Research category, our sites were within the top 10 in terms of total unique visitors, total minutes spent on site, average minutes per visit, average minutes per visitor and total pages viewed.

          While we believe that comScore significantly undercounts our site traffic as measured by our own servers, we believe that advertisers and agencies often look to independent measurement data such as that provided by comScore in order to gain a sense of the performance of various sites, in relation to their peer category, when determining where to allocate advertising dollars. We believe that advertisers and agencies also look to demographic data provided by independent parties such as Nielsen @Plan, which routinely ranks our collection of sites as having one of the highest concentrations of affluent, self-directed investors among measured sites.

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

Infrastructure, Operations and Technology

          Our main technological infrastructure consists of proprietary and Drupal-based content management, subscription management, Ratings models, and e-commerce systems, which are hosted primarily at a third-party facility. Our RateWatch systems consist of proprietary and commercial software hosted internally. Our operations are dependent in part on our ability, and that of our various hosting facilities, to keep our systems up to rapidly evolving modern standards and to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control.

          Our content-management systems are based on proprietary software and the Drupal Content Management System. They allow our stories, videos and data to be prepared for distribution online to a large audience. These systems enable us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

          Our subscription-management system is based on proprietary software and allows us to communicate automatically with readers during their free-trial and subscription periods. The system is capable of yielding a variety of customized subscription offers to potential subscribers, using various communication methods and platforms.

          Our e-commerce system is based on proprietary software and controls user access to a wide array of service offerings. The system automatically controls aspects of online daily credit card billing, based upon user-selected billing terms. All financial revenue-recognition reports are automatically generated, providing detailed reporting on all account subscriptions. This generally allows a user to sign up and pay for an online service for his or her selected subscription term (e.g., annual or monthly). We are currently migrating this system to a customized off-the-shelf system.

          Our Ratings business is based on a set of proprietary statistical models that use key financial metrics and indicators to rate stocks, mutual funds and ETFs. The data and output from these models are managed and stored within a content management system and updated daily based on changes in markets. The system is capable of search-based syndication of customized ratings data that can be distributed in a variety of technical formats. Our RateWatch business uses proprietary software to input and extract from a commercial database platform financial rate data that we collect through the efforts of our large data collection team. The RateWatch proprietary software automatically generates and distributes customer reports based on our data.

Intellectual Property

          To protect our rights to intellectual property, we rely on a combination of trademarks, copyrights, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Additionally, we police Internet message boards and other Web sites for copyrighted content of ours that has been republished without our permission and we may aggressively pursue the poster, the site hosting the content and any Internet service provider in order to protect our copyright. To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third-party infringement claims. However, the protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively.

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

Customers; Seasonality

          In 2011, no customer accounted for 10% or more of our consolidated revenue. There does not tend to be significant seasonality to our premium services revenue. Advertising spending by our customers generally tends to be higher in the fourth calendar quarter as compared to other quarters, and the first and third calendar quarters often are lower than the other quarters.

Working Capital

          Our current assets at December 31, 2011 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. We do not hold inventory. Our current liabilities at December 31, 2011 consisted primarily of deferred revenue, accrued expenses and accounts payable. At December 31, 2011, our current assets were approximately $74.4 million, 2.6 times greater than our current liabilities. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

Geography

          During 2011, 2010 and 2009, all of our long-lived assets were located in the United States. Substantially all of our revenue in 2011, 2010 and 2009 was generated from customers in the United States.

Employees

          As of December 31, 2011, the Company had 289 employees. The Company has never had a work stoppage and none of its employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

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

Available Information

          We were founded in 1996 as a limited liability company, and reorganized as a C corporation in 1998. We consummated our initial public offering in 1999 and we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our Corporate Web site is located at http://www.t.st. We make available free of charge, on or through our Web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Web site is not part of this Report or any other report filed with the SEC.

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

Our Quarterly Financial Results May Fluctuate and our Future Revenue Is Difficult to Forecast

          Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors which can impact our ability to sell subscriptions and to sell advertising;

•	the willingness of investors to pay for content distributed over the Internet, where a large quantity of content is available for free;

•

demand and pricing for advertising on our Web sites, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;

•	subscription price reductions attributable to decreased demand or increased competition;

•	the value to investors of the investing ideas we offer in our premium services and the performance of those ideas relative to appropriate benchmarks;

•	new products or services introduced by our competitors;

•	content distribution fees or other costs;

•	for our RateWatch business, the volatility of interest rates and bank fees and the underlying demand for banking products by consumers;

•	costs or lost revenue associated with system downtime affecting the Internet generally or our Web sites in particular; and

•	general economic and market conditions.

          We had a large net loss in fiscal year 2011 and have incurred net losses for most years of our history. We may not be cash-flow positive or generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this Report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our Common Stock is likely to decline.

Key Content Contributors, Particularly James J. Cramer, are Essential Sources of Revenue

          Some of our products, particularly our editorial subscription products, reflect the talents, efforts, personalities, investing skills and portfolio returns, and reputations of their respective writers. As a result, the services of these key content contributors, including our co-founder James J. Cramer, form an essential element of our subscription revenue. In addition, Mr. Cramer’s popularity and visibility have provided public awareness of our services and introduced our content to new audiences. Accordingly, we seek to compensate and provide incentives for these key content contributors through competitive salaries, stock ownership and bonus plans and/or royalty arrangements, and we have entered into employment or contributor agreements with certain of them, including Mr. Cramer. Mr. Cramer has a three-year employment agreement, which will expire on December 31, 2013, unless renewed. We can give no assurances that we will be able to retain key content contributors, or, should we lose the services of one or more of our key content contributors to death, disability, loss of reputation or other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, to attract new content contributors acceptable to readers of our collection of Web sites and editorial subscription products. The loss of services of one or more of our key content contributors could have a material adverse effect on our business, results of operations and financial condition.

The Loss of the Services of Other Key Employees Could Affect Our Business

          Our ability to compete in the marketplace depends upon our ability to recruit and retain other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, direct marketers to sell subscriptions to our premium services and salespersons to sell our advertising inventory and subscriptions. Several, but not all, of our key employees are bound by agreements containing non-competition provisions. There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

We May Have Difficulty Maintaining or Increasing Our Advertising Revenue, a Significant Portion of Which Is Concentrated Among Our Top Advertisers and Subject to Industry and Other Factors

          Our ability to maintain or increase our advertising revenue depends on a variety of factors. Such factors include: general market conditions; seasonal fluctuations in financial news consumption and overall online usage; our ability to maintain or increase our unique visitors, page view inventory and user engagement; our ability to attract audiences possessing demographic characteristics most desired by our advertisers; and our ability to retain existing advertisers and win new advertisers in a number of advertising categories from other Web sites, television, newspapers, magazines, newsletters or other new media. Advertising revenue could decline if the relationships we have with portals and other high-traffic Web sites is adversely affected. In addition, our advertising revenue may decline as a result of pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of any significant or prolonged downturn in, or periods of extreme volatility of, the financial markets. Also, our advertising revenue would be adversely affected if advertisers sought to use third-party networks to attempt to reach our audience while they visit third-party sites instead of purchasing advertising from us to reach our audience on our own sites. In addition, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

          In 2011, our top five advertisers accounted for approximately 33% of our total advertising revenue, an increase from 29% for 2010. Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally our advertising contracts have short notice cancellation provisions.

Investment of Our Cash Carries Risks

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six financial institutions and perform periodic evaluations of the relative credit standing of these institutions. No assurances can be made that the third-party institutions will retain acceptable credit ratings or investment practices. Investment decisions of third parties and market conditions may adversely affect our cash balances and financial condition. While we believe our investment policy is conservative, there can be no assurance that we will not suffer losses on any of our investments.

We Have Recorded Impairments of Goodwill and Intangible Assets and There Can be No Assurances that We Will Not Have to Record Additional Impairments in the Future

          In 2009 we recorded impairments of goodwill and intangible assets that totaled approximately $22.6 million. The recorded impairments were the primarily the result of a reduction in our revenue, cash flows and enterprise value. In addition, we reduced the carrying value of a long-term investment, in the amount of approximately $0.6 million in 2010 and $1.5 million in 2009. We may have to record additional impairments in the future which may materially adversely affect our results of operations and financial condition.

We Face Intense Competition

          Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•

online services or Web sites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•

publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers; and

•

established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products.

          Additionally, advances in technology have reduced the cost of production and online distribution of print, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers. We compete with these other publications and services for customers, including subscribers, readers and viewers of our video content, for advertising revenue, and for employees and contributors to our services. Our ability to compete successfully depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of our content and that of our competitors, the popularity and performance of our contributors, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, our ability to adopt and deploy new technologies for running our business, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. In addition, media technologies and platforms are rapidly evolving and the rate of consumption of media on various platforms may shift rapidly. If we fail to offer our content through the platforms in which our audience desires to consume it, or if we do not have offerings on such platforms that are as compelling as those of our competitors, our business, results of operations and financial condition may be materially adversely affected. In addition, the economics of distributing content through new platforms may be materially different from the economics of distributing content through our current platforms and any such difference may have a material adverse effect on our business, results of operations and financial condition.

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

Risks Associated with Our Strategic Acquisitions Could Adversely Affect Our Business

          We have completed several acquisitions within recent years, and we expect to make additional acquisitions and strategic investments in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management’s attention from other business concerns. In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company. There can be no assurance that our acquisitions will be successfully integrated into our operations or that we will be able to realize the benefits intended in such acquisitions. In addition, there can be no assurance that we will complete any future acquisitions or that acquisitions will contribute favorably to our operations and financial condition.

          Although due diligence and detailed analysis is conducted before these acquisitions, there can be no assurance that such steps can or will fully expose all hidden problems that the acquired company may have. In addition, our valuations and analyses are based on numerous assumptions, and there can be no assurance that those assumptions will be proven correct or appropriate. Relevant facts and circumstances of our analyses could have changed over time, and new facts and circumstances may come to light as to render the previous assumptions and the valuations and analyses based thereon incorrect.

System Failure or Interruption May Result in Reduced Traffic, Reduced Revenue and Harm to Our Reputation

          Our ability to provide timely, updated information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our Web sites depends on the efficient and uninterrupted operation of third-party systems. Our operations depend in part on the protection of our data systems and those of our third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of third-party data-center hosts with both physical and procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, these disaster recovery measures currently may not be comprehensive enough and there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our advertisers and strategic partners. Our insurance policies may not adequately compensate us for such losses. In such event, our business, results of operations and financial condition could be materially adversely affected.

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

Failure to Establish and Maintain Successful Strategic Relationships with Other Companies Could Decrease our Subscriber and User Base

          We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo! Finance, MSN Money and CNN Money, which index our headlines and/or host our content including our video offerings, have been important components of our effort to enhance public awareness of our brands, which awareness we believe also is enhanced by the public appearances of James J. Cramer, in particular on his “Mad Money” television program telecast by CNBC. Additionally, we seek to generate a material amount of advertising inventory through our Business Desk™ initiative, in which we host business and finance content on Web pages that contain branding elements and/or other content of our partners, including large newspaper chains. There is intense competition for relationships with these firms for content placement on their Web sites, for distribution of our audio and video content, and for provision of services similar to our Business Desk, and we may have to pay significant fees, or be unable, to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our Web sites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

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

Our Ability to Successfully Attract and Retain Subscribers to Our Premium Services May Be Affected by the Perceived Quality of the Content, Including the Performance of Investment Ideas We Publish, as Well as by Any Legal or Practical Limitations We May Face On Our Ability to Utilize a Contributor’s Name and Likeness in Promotional Materials

          Our ability to successfully attract and retain subscribers to our premium services depends in part on our ability to create compelling promotional materials related to those services, which in turn primarily depends upon the quality of the content of the services, including the performance of any investment ideas published in the services. Certain of our premium services, most notably our Action Alerts PLUS service, publish specific investment ideas and maintain an actual or model portfolio of equity securities and cash that reflect activity based upon those investment ideas. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks (as we experienced in 2011), our ability to create compelling promotional materials for such services, and to attract new subscribers or retain existing subscribers to such services, will be adversely affected. In addition, typically it is useful for us to be able to utilize the name and likeness of contributors to market our investment idea premium services, particularly with respect to those services that have well-known contributors, such as our founder, James J. Cramer. We seek to obtain broad rights to utilize our contributors’ names and likenesses in promotional materials. There can be no assurance that we will be able to obtain the scope of such rights that we would prefer, or that in practice we will be able to utilize to the fullest extent any such rights that we have obtained. Any limitations on our ability to utilize the name and likeness of our contributors may have an adverse effect on our ability to promote our services, by limiting the content or distribution of our promotional materials or otherwise.

Failure to Maintain Our Reputation for Trustworthiness May Harm Our Business

          Our brand is based upon the integrity of our editorial content. We are proud of the trust and reputation for quality we have developed over the course of more than 15 years and we seek to renew and deepen that trust continually. We require all of our content contributors, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our content contributors, the manipulation of a security by one or more of our content contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. In addition, in the event the reputation of any of our directors, officers or key contributors was harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished. These events could materially adversely affect our business, results of operations and financial condition.

We May Face Liability for, or Incur Costs to Defend, Information Published in Our Services

          We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the articles, commentary, investment recommendations, ratings, or other information we publish in our services. These types of claims have been brought, sometimes successfully, against media companies in the past, and we presently are defending against a suit alleging libel, which suit we believe is without merit and in which we are vigorously defending ourselves. We also could be subject to claims based upon the content that is accessible from our Web sites through links to other Web sites. While we maintain insurance to provide coverage with respect to many such claims, our insurance may not adequately protect us against these claims.

We May Not Adequately Protect Our Own Intellectual Property and May Incur Costs to Defend Against, or Face Liability for, Intellectual Property Infringement Claims of Others

          To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We have registered certain of our trademarks in the United States and we have pending U.S. applications for other trademarks. Additionally, we police Internet message boards and other Web sites for copyrighted content of ours that has been republished without our permission and we may aggressively pursue the poster, the site hosting the content and any Internet service provider in order to protect our copyright. To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third-party infringement claims. Some of our services incorporate licensed third-party technology. In these license agreements, the licensors generally have agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed technology infringes any patent or other proprietary right.

          The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content and affect our ability to compete effectively. In addition, other parties may assert infringement claims against us or claim that we have violated a patent or infringed a copyright, trademark or other proprietary right belonging to them, whether on our own or by virtue of our use of certain third-party technology. We presently are defending against a suit alleging patent infringement, which suit we believe is without merit and in which we are vigorously defending ourselves. We cannot assure you that the steps we have taken will be adequate to protect us from other infringement claims. Protecting our intellectual property rights, or defending against infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

We Face Government Regulation and Legal Uncertainties

          Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information), consumer protection, the content of online publications, the taxation of online transactions and the transmission of unsolicited commercial email, popularly known as “spam.” More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices were deemed to be violative of applicable laws, regulations or policies, we could be penalized and some of our activities could be enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

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

          Regulation of Sweepstakes and Promotions. Our activities have included and from time to time may include, conducting online sweepstakes and contests for clients. We use best efforts to comply with all sweepstakes, contest and bonding requirements as specified under various state laws. In the event, however, that we were determined to have violated any applicable law or regulation, we could suffer a material adverse effect on our business, results of operations and financial condition.

          Foreign Regulation. Although we do not actively seek customers and have no property outside the United States, regulatory entities of foreign governments could seek to exercise jurisdiction over our activities. If we were required to defend our practices against investigations of foreign regulatory agencies or if our practices were deemed to be violative of the laws, regulations or policies of such jurisdictions, we could be penalized and some of our activities could be enjoined. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

          We utilize various third parties to assist with various aspects of our business. Some of these partnerships require the exchange of user information. This is required because some features of our Web sites may be hosted by these third parties. While we take significant measures to guarantee the security of our customer data and require such third parties to comply with our privacy and security policies as well as generally be contractually bound to defend, indemnify and hold us harmless with respect to any claims related to any breach of relevant privacy laws related to the service provider, we are still at risk if any of these third-party systems are breached or compromised and may in such event suffer a material adverse effect to business, results of operations and financial condition.

Control by Principal Stockholders, Officers and Directors Could Adversely Affect Our Stockholders, and the Terms of Our Series B Preferred Stock Include Significant Control Rights

          Our officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, may have the ability to control our management and affairs, and substantially all matters submitted to stockholders for approval (including the election of directors and any merger, consolidation or sale of all or substantially all of our assets). Some of these persons acting individually or together, even in the absence of control, may be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with our interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of the Common Stock.

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

          So long as 1,650 shares of Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (i) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock (including, without limitation, the issuance of any shares of Series B Preferred Stock (other than shares of Series B Preferred Stock issued as a stock dividend or in a stock split)); (ii) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (iii) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (iv) the payment of any dividends (other than dividends paid in capital stock of us or any of our subsidiaries) in excess of $0.10 per share per annum on the Common Stock unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (v) the purchase or redemption of: (A) any Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (B) any class or series of now or hereafter authorized capital stock of ours that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

          As a result of the foregoing, the requisite holders of the Series B Preferred Stock may be able to block the proposed approval of any of the above actions, which blockage may prevent us from achieving strategic or other goals dependent on such actions, including without limitation additional capital raising, certain dividend increases and the redemption of outstanding Common Stock. All of the foregoing rights may limit our ability to take certain actions deemed in the interests of all of our stockholders but as to which the holders of the Series B Preferred Stock have control rights.

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

The Utilization of Tax Operating Loss Carryforwards Depends Upon Future Income

          We have net operating loss carryforwards of approximately $143 million as of December 31, 2011, available to offset future taxable income through 2031. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses.

We Had Material Weaknesses in Internal Controls at December 31, 2009

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

Item 1B. Unresolved Staff Comments.

          None.

Item 2. Properties.

          We do not own any real property and we lease all of our facilities. Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York. Bankers Financial Products Corporation (d/b/a RateWatch) occupies approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin. We also remain responsible for a sublease of approximately 6,500 square feet of office space in an office building at 29 West 38th Street in New York, New York, which we in turn have sublet to another tenant. Regional locations of certain of our operations include 2,500 square feet of office space in Boston, Massachusetts primarily related to editorial staff. We also lease small satellite office space for our West Coast bureau in Los Angeles, California and our Midwest bureau in Chicago, Illinois as well as TheStreet Ratings in Jupiter, Florida.

          Our main technological infrastructure consists of proprietary content-management, subscription management, Ratings models, and e-commerce systems, which are hosted primarily at a facility of Equinix, Inc. in New Jersey. We have certain backup systems at a facility in Nebraska and RateWatch systems in Wisconsin.

Item 3. Legal Proceedings.

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing; in August 2011, the District Court determined that the applicable appellant did not have standing, which decision was appealed. In January 2012, the appeal was dismissed and the settlement is to be effected.

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

          As previously disclosed, in April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous. In May 2010 we filed an answer denying all claims. In November 2011 the parties executed a settlement agreement and the action was dismissed with prejudice. No payments were made to either party.

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al. (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al. (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but defendant Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc. (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp’s motion for summary judgment, finding the Patent to be invalid. In the event such judgment becomes final and nonappealable, plaintiff could not obtain an award of relief against any other party, including the Company, with respect to claims related to the Patent. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Item 4. Mine Safety Disclosures

          Not applicable.

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

	Low	High

2010
First quarter	$2.22	$3.76
Second quarter	$2.79	$3.93
Third quarter	$2.63	$3.15
Fourth quarter	$2.55	$3.14
2011
First quarter	$2.64	$3.40
Second quarter	$2.96	$3.64
Third quarter	$1.94	$3.04
Fourth quarter	$1.57	$1.96

          On March 5, 2012, the last reported sale price for our Common Stock was $1.78 per share.

          Set forth below is a graph comparing the cumulative total stockholder return on the Company’s Common Stock from December 31, 2006 through December 31, 2011 with the cumulative total return on the Nasdaq Composite Index and the Research Data Group (RDG) Internet Composite Index. The RDG Internet Composite Index is included as the Company believes that this index adequately represents its industry. The performance graph is based upon closing prices on December 31st of each year other than 2006, which is based on the closing price on December 29, 2006, the last trading day before December 31, 2006, and 2011, which is based on the closing price on December 30, 2011, the last trading day before December 31, 2011. The comparison assumes $100 was invested on December 29, 2006 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The closing price of our Common Stock on December 29, 2006 was $8.90.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among TheStreet, Inc., the NASDAQ Composite Index, and the RDG Internet
Composite Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	December 31,

	2006	2007	2008	2009	2010	2011

TheStreet, Inc.	100.00	180.09	33.46	28.96	33.31	21.84
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
RDG Internet Composite	100.00	126.21	67.19	120.51	145.40	149.87

Holders

          The number of holders of record of our Common Stock on March 5, 2012 was 239, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

          During the years ended December 31, 2011 and December 31, 2010, the Company paid four quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the year ended December 31, 2011, dividends paid totaled approximately $3.8 million, as compared to approximately $3.7 million for the year ended December 31, 2010. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

Issuer Purchases of Equity Securities

          The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2011.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 - 31, 2011	—	$—	—	$2,678,878
November 1 - 30, 2011	—	$—	—	$2,678,878
December 1 - 31, 2011	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 6. Selected Financial Data.

          The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2011, 2010 and 2009, and the balance sheet data as of December 31, 2011 and 2010, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,

	2011	2010	2009	2008	2007

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Premium services	$39,514	$38,598	$37,989	$41,186	$38,421
Marketing services	18,246	18,588	22,251	29,662	26,160

Total revenue	57,760	57,186	60,240	70,848	64,581

Operating expense:
Cost of services	26,499	25,557	29,100	31,985	25,491
Sales and marketing	16,682	15,841	12,078	14,263	12,209
General and administrative	15,811	18,053	18,916	17,521	12,215
Asset impairments	—	555	24,137	2,326	—
Depreciation and amortization	5,757	4,693	4,985	5,894	2,528
Restructuring and other charges	1,826	—	3,461	—	—
(Gain) loss on disposition of assets	—	(1,319)	530	—	—

Total operating expense	66,575	63,380	93,207	71,989	52,443

Operating (loss) income	(8,815)	(6,194)	(32,967)	(1,141)	12,138
Net interest income	668	846	950	1,574	2,476
(Loss) gain on sales of marketable securities	(35)	—	295	121	—
Other income	—	21	154	—	—

(Loss) income from continuing operations before income taxes	(8,182)	(5,327)	(31,568)	554	14,614
(Provision) benefit for income taxes	—	—	(16,134)	(2)	15,694

(Loss) income from continuing operations	(8,182)	(5,327)	(47,702)	552	30,308

Discontinued operations: (*)
Loss on disposal of discontinued operations	(2)	(7)	(15)	(8)	(13)

Loss from discontinued operations	(2)	(7)	(15)	(8)	(13)

Net (loss) income	(8,184)	(5,334)	(47,717)	544	30,295

Preferred stock deemed dividends	—	—	—	—	1,803
Preferred stock cash dividends	386	386	386	386	96

Preferred stock dividends	386	386	386	386	1,899

Net (loss) income attributable to common stockholders	$(8,570)	$(5,720)	$(48,103)	$158	$28,396

Cash dividends paid on common shares	$3,447	$3,350	$3,201	$3,093	$2,932

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.26)	$(0.17)	$(1.56)	$0.02	$1.05
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Net (loss) income	(0.26)	(0.17)	(1.56)	0.02	1.05
Preferred stock dividends	(0.01)	(0.01)	(0.01)	(0.01)	(0.07)

Net (loss) income attributable to common stockholders	$(0.27)	$(0.18)	$(1.57)	$0.01	$0.98

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.26)	$(0.17)	$(1.56)	$0.02	$1.03
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Net (loss) income	(0.26)	(0.17)	(1.56)	0.02	1.03
Preferred stock dividends	(0.01)	(0.01)	(0.01)	(0.01)	(0.06)

Net (loss) income attributable to common stockholders	$(0.27)	$(0.18)	$(1.57)	$0.01	$0.97

Weighted average basic shares outstanding	31,954	31,593	30,586	30,427	28,830

Weighted average diluted shares outstanding	31,954	31,593	30,586	30,835	29,388

	December 31,

	2011	2010	2009	2008	2007

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, current and noncurrent restricted cash, current and noncurrent marketable securities	$75,315	$78,555	$82,573	$76,379	$79,748
Working capital	46,013	27,352	46,063	69,211	72,437
Total assets	121,413	129,542	133,714	171,687	176,515
Long-term obligations, less current maturities	4,857	3,236	1,519	80	90
Total stockholders’ equity	88,144	97,993	104,474	151,615	151,706

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

Overview

          TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital financial media company whose collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide actionable ideas from the world of investing, finance and business in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money.

          Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Premium Subscription Services

          We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital premium services content business. We believe we have been able to successfully build our premium services business because we have established a track record for over 15 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

          In addition to our consumer-focused subscription products, our premium services business also includes information services revenue from our RateWatch business. RateWatch maintains a constantly-updated database of financial rate and fee data collected from more than 90,000 financial institutions (at the branch level), including certificate of deposit, money market account, savings account, checking account, home mortgage, home equity loan, credit card and auto loan rates. This information is licensed to financial institutions and government agencies on a subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients. The data collected by RateWatch also serves as the foundation for the information available on BankingMyWay, an advertising-supported Web site that enables consumers to search for the most competitive local and national rates.

          Our premium services revenue also includes revenue generated from syndication and licensing of certain of our content, including data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 16,000 mutual funds and exchange-traded funds (ETFs) and more than 5,000 stocks. Premium services contributed 68% of our total revenue in 2011, as compared to 67% in 2010 and 63% in 2009.

Advertising Supported Properties

          Our advertising-supported properties, which include TheStreet, Stockpickr, MainStreet and BankingMyWay, attract one of the largest and most affluent audiences of any digital publisher in our content vertical. We believe our flagship site, TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category since the early days of the consumer Internet, is regarded as a must-buy for most of our core online brokerage advertisers and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our engaged, affluent audience. We believe we are able to command pricing for our advertising inventory that is strong relative to most Web sites. We also have recently launched our Business Desk™ service, which offers our award-winning business and financial content to enhance coverage of these areas by local media partners and offers the ability to apply our superior ability to monetize the consumption of this content. We sell banner, tile and sponsorship advertising primarily through our experienced direct sales force and also generate revenue from contextual and search-based advertising provided by third party technology providers. In addition, in connection with certain award programs we publish, we grant award winners paid licenses to use our awards logos on their Web sites and marketing materials.

          We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, as well as on select paid subscription sites;

•	advertisement placements in our free email newsletters and stand-alone emails sent on behalf of our advertisers to our registered users; and

•	advertisements in our video programming, TheStreet services for mobile and tablet devices, RSS feeds, blogs and in our podcasts.

          During the year ended December 31, 2009, we also generated interactive marketing services revenue from our former Promotions.com subsidiary, which we acquired in August 2007 and sold in December 2009. Promotions.com implemented online and mobile interactive promotions – including sweepstakes, instant win games and customer loyalty programs – for some of the world’s largest brands. Marketing services contributed 32% of our total revenue in 2011, as compared to 33% in 2010 and 37% in 2009 (which included Promotions.com).

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

          Premium services include subscription fees paid by customers for access to particular investment information and rate services for the term of the subscription as well as syndication and licensing revenue. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized because services have not yet been provided.

          Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the three years ended December 31, 2011.

          Marketing services includes advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured. Marketing services revenue also includes licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

          Marketing services also include revenue associated with our former subsidiary, Promotions.com, which we sold in December 2009 – See Note 3 in Notes to Consolidated Financial Statements (Acquisitions and Divestitures). Promotions.com generated revenue from Web site design, promotion management and hosting services. We typically entered into arrangements on a fixed fee basis for these services. Revenue generated from Web site design services was recognized upon acceptance from the customer or on a straight-line basis over the hosting period if we performed Web site design services and hosted the software. Revenue from promotions management services was recognized straight-line over the promotion period as the promotions were designed to only operate on Promotions.com’s proprietary platform. Hosting services were recognized straight-line over the hosting period. Revenue for contracts with multiple elements was allocated based on the element’s fair value. Fair value was determined based on the prices charged when each element was sold separately. Elements qualified for separation when the services had value on a stand-alone basis and fair value of the undelivered elements existed. Determining fair value and identifying separate elements required judgment, as generally fair value was not readily identifiable as we did not sell those elements individually at consistent pricing.

Capitalized Software and Web Site Development Costs

          We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2011, 2010 and 2009, we capitalized software development costs totaling approximately $0.9 million, $0.8 million, and $0.5 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

          We also account for our Web site development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2011, 2010 and 2009, we capitalized Web site development costs totaling approximately $0.4 million, $0.6 million and $0.3 million, respectively.

          Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. During the year ended December 31, 2011, completed capitalized software and Web site development projects were deemed to primarily have a two- to three-year useful life. Total amortization expense was approximately $2.2 million, $1.6 million and $1.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

          Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of ASC 350, goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill and indefinite-lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess.

          We evaluate goodwill and indefinite-lived intangible assets for impairment using a two-step impairment test approach at the Company level. In the first step, the fair value of the Company is compared to its book value, including goodwill and indefinite-lived intangible assets. If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company’s goodwill and indefinite-lived intangible assets to the book value of the goodwill and indefinite-lived intangible assets. The fair value for the goodwill and indefinite-lived intangible assets is determined based on the difference between the fair value of the Company and the net fair values of identifiable assets and liabilities. If the fair value of the goodwill and indefinite-lived intangible assets is less than the book value, the difference is recognized as impairment. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit.

          The Company utilizes two methodologies in performing its goodwill and indefinite-lived intangible asset impairment test, a market approach, based upon actual stock prices of the Company, and an income approach, namely a discounted cash flow method. In the market approach, fair value is based on the Company’s actual Common Stock prices and the estimated fair value of the outstanding preferred shares to determine a fair value for the Company. The discounted cash flow method derives a value by determining the present value of the expected future cash flow to be generated by the Company. The results of the discounted cash flow method are used by the Company as a method of confirming the reasonableness of the results obtained by the market approach.

          We evaluate the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life. There have been no changes in useful lives of intangible assets for each period presented.

          Determining the fair value of goodwill or an indefinite-lived intangible asset involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and appropriate market comparables. The Company bases its fair value estimates on assumptions believed to be reasonable. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates.

          Based upon annual impairment tests performed as of September 30, 2011 and 2010, no impairment was indicated as the Company’s fair value, excluding a control premium, exceeded its book value by approximately 6% and 38%, respectively. Had a control premium been factored into the Company’s Common Stock fair value calculation, the excess of the fair value over its book value would have been greater. As of December 31, 2011, we performed an interim impairment test of our goodwill due to certain potential impairment indicators, including a decline in the Company’s Common Stock price as well as the loss of certain key personnel. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock excluding any control premium, and the estimated fair value of the Company’s outstanding preferred shares. The fair value of the Company’s outstanding preferred shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s preferred stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the preferred shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to thje holders of the Common Stock. As a result of this December 31, 2011 impairment test, the Company concluded that goodwill was not impaired. A dcecrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Additionally, the Company believes that there were no events or changes in circumstances since September 30, 2011 that would lead us to believe there was any triggering event that would warrant an interim review for impairment of our indefinite-lived intangible assets.

          In connection with the disposition of certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) in May 2010 (see Note 3 in Notes to Consolidated Financial Statements (Acquisitions and Divestitures)), we concluded that this event warranted an additional impairment test which resulted in no additional impairment as the Company’s fair value exceeded its book value by approximately 45%.

          In the first quarter of 2009, we performed an interim impairment test of our goodwill and indefinite-lived intangible assets due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in our enterprise value. As a result of this test, we recorded an impairment charge of approximately $22.6 million, as follows: the total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and our business enterprise value based upon the fair value of our outstanding common and preferred shares. The fair value of our goodwill and indefinite-lived intangible assets is the residual fair value after allocating the Company’s total fair value to its other assets and liabilities. This analysis resulted in an impairment charge of approximately $19.8 million. The review also revealed an additional impairment to our intangible assets related to certain customer relationships and noncompete agreements of approximately $2.8 million. See Note 3 in Notes to Consolidated Financial Statements (Acquisitions and Divestitures) for further information related to the individual impairments recorded.

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

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions and we perform periodic evaluations of the relative credit standing of these institutions. As of December 31, 2011, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

          Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of December 31, 2011, the total fair value of these marketable securities was approximately $28.8 million and the total cost basis was approximately $29.2 million. The maximum maturity for any investment is three years. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. See Note 16 to Consolidated Financial Statements (Comprehensive Loss).

          During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. As of December 31, 2011, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

          See Note 6 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of the Company’s cash.

Stock-Based Compensation

          We account for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

          Stock-based compensation expense recognized for the years ended December 31, 2011, 2010, and 2009 was approximately $3.4 million, $2.3 million, and $2.7 million, respectively. As of December 31, 2011, there was approximately $5.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.3 years.

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

          Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2011, 2010 and 2009 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          We estimate the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. The weighted-average fair value of employee stock options granted during the years ended December 31, 2011 and 2010 was $0.89 and $1.15, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption was based on the history and expectation of future dividend payouts. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Years Ended December 31,

	2011	2010

Expected option lives	3.5 years	3.5 years
Expected volatility	54.86%	56.97%
Risk-free interest rate	1.20%	1.67%
Expected dividends	3.93%	3.69%

          The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2011 would have caused an increase of approximately $6,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2011 would have caused an increase of approximately $41,000. Because options are expensed over three to five years from the date of grant, the foregoing estimated increases include potential expense for options granted during the prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), the weighted average of such variable for all grants issued in a given year was used.

          If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

          We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2011 and 2010, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10.

          ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2011 and 2010, no liability for unrecognized tax benefits was required to be recorded.

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

Contingencies

          Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Legal Contingencies

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing; in August 2011, the District Court determined that the applicable appellant did not have standing, which decision was appealed. In January 2012, the appeal was dismissed and the settlement is to be effected.

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

          As previously disclosed, in April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous. In May 2010 we filed an answer denying all claims. In November 2011 the parties executed a settlement agreement and the action was dismissed with prejudice. No payments were made to either party.

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but defendant Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp’s motion for summary judgment, finding the Patent to be invalid. In the event such judgment becomes final and nonappealable, plaintiff could not obtain an award of relief against any other party, including the Company, with respect to claims related to the Patent. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2011 and 2010

          Revenue

	For the Year Ended December 31,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$39,514,153	68%	$38,597,877	67%	2%
Marketing services	18,245,847	32%	18,588,502	33%	-2%

Total revenue	$57,760,000	100%	$57,186,379	100%	1%

          Premium services. Premium service revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Revenue is recognized ratably over the contract period.

          Premium services revenue for the year ended December 31, 2011 increased by 2% when compared to the year ended December 31, 2010. The increase is primarily attributable to an increase in revenue from subscriptions to our securities investment information and RateWatch products, offset in part by reduced revenue from our TheStreet Ratings products.

          The increase in revenue from subscriptions to our securities investment information and RateWatch products of 4% is primarily the result of a 2% increase in the weighted-average number of subscriptions during the year ended December 31, 2011 as compared to the year ended December 31, 2010, combined with a 2% increase in the average revenue recognized per subscription during the same period. The increase in the weighted-average number of subscriptions during the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily the result of improved subscriber retention efforts. The increase in the average revenue recognized per subscription during the period is primarily a result of higher average selling prices for a number of our subscription products.

          The decline in revenue from our TheStreet Ratings products totaled approximately $0.5 million, or 51%, and was primarily related to the sale of certain assets of TheStreet Ratings business in May 2010 which reduced the revenue of the business for the year ended December 31, 2011 as compared to the prior year.

          Marketing services. Marketing services revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

          Marketing services revenue for the year ended December 31, 2011 decreased by 2% when compared to the year ended December 31, 2010. The decrease in marketing services revenue was primarily the result of reduced demand from new advertisers. Marketing services revenue includes approximately $0.4 million and $0.6 million of barter revenue in the year ended December 31, 2011 and 2010, respectively.

          Operating Expense

	For the Year Ended December 31,

	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$26,499,085	46%	$25,557,162	45%	4%
Sales and marketing	16,681,562	29%	15,841,470	28%	5%
General and administrative	15,810,994	27%	18,052,633	32%	-12%
Depreciation and amortization	5,757,365	10%	4,692,520	8%	23%
Restructuring and other charges	1,825,799	3%	—	N/A	N/A
Asset impairments	—	N/A	555,000	1%	-100%
Gain on disposition of assets	—	N/A	(1,318,607)	-2%	100%

Total operating expense	$66,574,805		$63,380,178		5%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense increased by approximately $0.9 million, or 4%, over the periods. The increase was primarily the result of higher base salary and stock-based compensation costs related to a 2% increase in headcount, combined with higher costs related to revenue share payments made to the Company’s Business Desk partners, computer services and supplies, consulting fees and data costs, the aggregate of which increased by approximately $2.4 million. These cost increases were partially offset by reduced incentive compensation expense, a higher amount of salaries capitalized for internal developed software and Web site development projects, reduced usage of temporary help and lower recruiting fees, the aggregate of which decreased by approximately $1.5 million. As a percentage of revenue, cost of services expense increased to 46% in the year ended December 31, 2011, from 45% in the prior year period.

          Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

          Sales and marketing expense increased by approximately $0.8 million, or 5%, over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription-based products, including a 12% increase in headcount, as well as higher public relations, travel and entertainment, internet access and advertisement serving costs, the aggregate sum of which increased by approximately $1.7 million. These cost increases were partially offset by reduced advertising and promotion, sales commissions, incentive compensation and temporary help costs, the aggregate sum of which decreased by approximately $0.8 million. Sales and marketing expense includes approximately $0.3 million and $0.5 million of barter expense in the year ended December 31, 2011 and 2010, respectively. As a percentage of revenue, sales and marketing expense increased to 29% in the year ended December 31, 2011, from 28% in the prior year period.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

          General and administrative expense decreased by approximately $2.2 million, or 12%, over the periods. The decrease was primarily the result of reduced compensation related costs, expenses related to a review of certain accounting matters in our former Promotions.com subsidiary and lower consulting, professional, recruiting, tax and occupancy costs, the aggregate of which decreased by approximately $2.2 million. These cost decreases were partially offset by an increase in bad debt and internet access costs that approximated $0.2 million. As a percentage of revenue, general and administrative expense decreased to 27% in the year ended December 31, 2011, from 32% in the prior year period.

          Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.1 million, or 23%, over the periods. The increase is largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed in late 2010. As a percentage of revenue, depreciation and amortization expense increased to 10% in the year ended December 31, 2011, from 8% in the prior year period.

          Restructuring and other charges. In December 2011, the Company announced a management transition under which the Company’s chief executive officer will step down from his position by March 31, 2012. The Company’s Board of Directors has formed a committee to search for his successor. Additionally, in December 2011, a senior vice president separated from the Company. As a result of these activities, we incurred restructuring and other charges from continuing operations of approximately $1.8 million during the year ended December 31, 2011.

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

          Net Interest Income

	For the Year Ended December 31,

	2011	2010	Percent Change

Net interest income	$667,822	$846,157	-21%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Net Loss

          Net loss for the year ended December 31, 2011 totaled approximately $8.2 million, or $0.26 per basic and diluted share, compared to net loss totaling approximately $5.3 million, or $0.17 per basic and diluted share, for the year ended December 31, 2010.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

          Revenue

	For the Year Ended December 31,

	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$38,597,877	67%	$37,988,579	63%	2%
Marketing services	18,588,502	33%	22,251,432	37%	-16%

Total revenue	$57,186,379	100%	$60,240,011	100%	-5%

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

          The decline in revenue from our TheStreet Ratings products totaled 64% and was primarily related to the expiration of a requirement imposed by the global research settlement previously arranged by the office of the New York State Attorney General with several major Wall Street brokerage firms which required them to provide their clients with independent investment analysis. During the period of time that the settlement mandated distribution of independent research, we generated revenue from certain brokerage firms as a result of the settlement. Since the expiration of the settlement period in July 2009, we have experienced a significant decline in such revenues and revenue for the year ended December 31, 2010 declined by approximately $1.2 million when compared to the year ended December 31, 2009. Additionally, the sale of certain assets of TheStreet Ratings business in May 2010 reduced the revenue of the business for the year ended December 31, 2010 by approximately $0.7 million as compared to the prior year. See Note 3 in Notes to Consolidated Financial Statements (Acquisitions and Divestitures).

          Marketing services. During the year ended December 31, 2010, marketing services revenue was comprised of fees charged for the placement of advertising and sponsorships within our services, including approximately $0.6 million in barter revenue. During the year ended December 31, 2009, marketing services revenue also included interactive marketing work performed by our former Promotions.com subsidiary, which was sold in December 2009.

	For the Year Ended December 31,		Percent Change

	2010	2009

Marketing services:

Advertising and sponsorships	$18,588,502	$17,637,343	5%

Interactive marketing services (Promotions.com)	—	4,614,089	-100%

Total	$18,588,502	$22,251,432	-16%

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

          Operating Expense

	For the Year Ended December 31,

	2010	Percent of Total Revenue	2009	Percent of Total Revenue	Percent Change

Operating expense:

Cost of services	$25,557,162	45%	$29,100,204	48%	-12%

Sales and marketing	15,841,470	28%	12,077,546	20%	31%

General and administrative	18,052,633	32%	18,916,456	31%	-5%

Depreciation and amortization	4,692,520	8%	4,985,297	8%	-6%

Asset impairments	555,000	1%	24,137,069	40%	-98%

Restructuring and other charges	—	N/A	3,460,914	6%	-100%

(Gain) loss on disposition of assets	(1,318,607)	-2%	529,708	1%	N/A

Total operating expense	$63,380,178		$93,207,194		-32%

          Cost of services. Cost of services expense decreased by approximately $3.5 million, or 12%, over the periods. The decrease was largely the result of the sale of our former Promotions.com subsidiary, which accounted for approximately $4.1 million of expense in the year ended December 31, 2009. Other savings were the result of lower stock-based and cash incentive compensation, data related services, hosting and internet charges and fulfillment fees, the aggregate sum of which decreased by approximately $1.6 million. These savings were partially offset by higher compensation and related expenses due to a 4% increase in headcount, increased payments to nonemployee content providers, fewer salaries capitalized for software and Web site development projects and higher consulting fees, the aggregate sum of which increased by approximately $2.1 million. As a percentage of revenue, cost of services expense decreased to 45% in the year ended December 31, 2010, from 48% in the prior year.

          Sales and marketing. Sales and marketing expense increased by approximately $3.8 million, or 31%, over the periods. The increase was primarily the result of an investment in the sales and marketing of our premium subscription based products, including a 28% increase in headcount as well as higher advertising and promotion costs (including approximately $0.5 million of barter advertising), the aggregate sum of which increased by approximately $4.8 million. These cost increases were partially offset by the absence of costs associated with our former Promotions.com subsidiary, which was sold in December 2009, totaling approximately $0.8 million. As a percentage of revenue, sales and marketing expense increased to 28% in the year ended December 31, 2010, from 20% in the prior year.

          General and administrative. General and administrative expense decreased by approximately $0.9 million, or 5%, over the periods. The decrease was largely the result of the sale of our former Promotions.com subsidiary, which accounted for approximately $2.0 million of expense in the year ended December 31, 2009. Other savings were the result of reduced costs associated with a review of certain accounting matters in our former Promotions.com subsidiary and lower bad debt expenses, the aggregate sum of which decreased by approximately $1.0 million. These savings were partially offset by higher compensation and related expenses due to a 4% increase in headcount, as well as increased recruiting, training, occupancy costs and professional fees, the aggregate sum of which increased by approximately $2.0 million. Although the dollar amount of general and administrative expense decreased over the periods, general and administrative expense as a percentage of revenue increased to 32% in the year ended December 31, 2010 as compared to 31% in the prior year, in light of the decline in our revenue.

          Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.3 million, or 6%, over the periods. The decrease is largely attributable to reduced intangible asset amortization resulting from the sale of our former Promotions.com subsidiary in December 2009, the sale of certain assets of TheStreet Ratings business in May 2010 and from impairment charges recorded as of March 31, 2009 (see Note 3 in Notes to Consolidated Financial Statements (Acquisitions and Divestitures), and asset impairments below), partially offset by increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects. Although the dollar amount of depreciation and amortization expense decreased over the periods, depreciation and amortization expense as a percentage of revenue remained flat at 8% for each of the years ended December 31, 2010 and 2009, in light of the decline in our revenue.

          Asset impairments. During the three months ended June 30, 2010, the Company recorded an impairment charge to its long term investment of approximately $0.6 million based upon management’s consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

          In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long-term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value. As a result of this test, the Company recorded an impairment charge of approximately $24.1 million, as follows:

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

•

The carrying value of our long-term investment was written down to fair value based upon the most current estimate of the market value of our equity stake in Debtfolio, Inc., which was determined based upon current equity raising efforts by Debtfolio, Inc. with third-parties. The impairment approximated $1.5 million.

          Restructuring and other charges. In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in its workforce, to align resources with strategic business objectives. Additionally, effective March 21, 2009, the Company’s then chief executive officer tendered his resignation, effective May 8, 2009, the Company’s then chief financial officer tendered his resignation, and in December 2009 we sold our Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, we incurred restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2009. Included in this charge were severance and other payroll related expenses, totaling approximately $1.9 million, $0.8 million related to the sublease of office space previously occupied by our former Promotions.com subsidiary, $0.6 million of professional fees, and $0.2 million related to the write-off of certain assets.

          (Gain) loss on disposition of assets. On May 4, 2010, the Company sold certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) resulting in a gain of approximately $1.3 million.

          On December 18, 2009, the Company sold all of its membership interest in its Promotions.com subsidiary resulting in a loss of approximately $0.5 million.

          Net Interest Income

	For the Year Ended December 31,

	2010	2009	Percent Change

Net interest income	$846,157	$949,727	-11%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Gain on Sales of Marketable Securities

	For the Year Ended December 31,

	2010	2009	Percent Change

Gain on sales of marketable securities	$—	$295,430	-100%

          During the year ended December 31, 2009, we sold several of our corporate floating rate notes prior to their maturity date realizing gains on each sale, which gains totaled approximately $0.3 million.

          Provision for Income Taxes

	For the Year Ended December 31,

	2010	2009	Percent Change

Provision for income taxes	$—	$16,133,964	-100%

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

          As of December 31, 2010 and 2009, respectively, we had approximately $136 million and $133 million of federal and state net operating loss carryforwards and had previously recognized a deferred tax asset for a portion of such net operating losses in the amount of approximately $16.1 million. During the three months ended March 31, 2009, we recorded a full valuation allowance against all of our net deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets through taxable income to be generated in future years. The decision to record this valuation allowance was based on a projected loss for 2009, the resulting expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. As of December 31, 2010, we continue to maintain a full valuation allowance against our deferred tax assets.

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

          Net Loss

          Net loss for the year ended December 31, 2010 totaled approximately $5.3 million, or $0.17 per basic and diluted share, compared to net loss totaling approximately $47.7 million, or $1.56 per basic and diluted share, for the year ended December 31, 2009.

Credit Risk of Customers and Business Concentrations

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

          For the years ended December 31, 2011, 2010 and 2009, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2011, one client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2010, one client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2009, two clients accounted for more than 10% each of our gross accounts receivable balance.

Liquidity and Capital Resources

          We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for operating purposes. As of December 31, 2011, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $75.3 million, representing 62% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $28.8 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million. Our total cash-related position is as follows:

	December 31, 2011	December 31, 2010

Cash and cash equivalents	$44,865,191	$20,089,660
Current and noncurrent marketable securities	28,789,603	56,805,373
Current and noncurrent restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$75,315,164	$78,555,403

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was sufficient to cover our expenses during the year ended December 31, 2011. Net cash provided by operating activities totaled approximately $3.6 million and $3.4 million for the years ended December 31, 2011 and 2010, respectively. The increase in net cash provided by operating activities is primarily related to the following:

•	cash collection efforts resulting in a decrease in accounts receivable during 2011 as compared to an increase in accounts receivable during 2010;
•	an increase in the growth of deferred revenue in 2011 as compared to 2010, resulting from stronger subscription sales; and
•	a decrease in prepaid expenses and other current assets during 2011 as compared to an increase of prepaid expenses and other current assets during 2010.

These increases in net cash provided by operating activities were partially offset by:

•	a decrease in both accounts payable and accrued expenses during 2011 as compared to an increase in both accounts payable and accrued expenses during 2010; and
•	an increase in the loss from continuing operations in 2011 as compared to 2010, which in turn was partially offset by increased noncash expenses in 2011 as compared to 2010.

          Net cash provided by continuing operations was approximately $3.6 million in each period; net cash used by discontinued operations was approximately $0.0 million and $0.2 million in 2011 and 2010, respectively.

          Net cash provided by investing activities of approximately $25.6 million for the year ended December 31, 2011 was primarily the result of approximately $27.3 million net maturities and sales of marketable securities and approximately $0.3 million proceeds received from the disposition of assets, partially offset by approximately $2.0 million of capital expenditures.

          Net cash used in financing activities of approximately $4.4 million for the year ended December 31, 2011 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements.

          We have a total of approximately $1.7 million of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for our office space in New York City. As the lease agreement allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.4 million through December 31, 2012, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, our Board of Directors declared four quarterly cash dividends in the amount of $0.025 per share of Common Stock and preferred stock (on a common share equivalent basis) during year ended December 31, 2011, which resulted in cash expenditures of approximately $3.8 million. Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

          As of December 31, 2011 and 2010, respectively, we had approximately $143 million and $136 million of federal and state net operating loss carryforwards. We had recognized a deferred tax asset for a portion of such net operating loss carryforwards in the amount of approximately $16.1 million as of December 31, 2008. During the three months ended March 31, 2009, we recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of this portion of our deferred tax assets by generating sufficient taxable income in future years. The decision to record this valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence included a projected loss for the year ended December 31, 2009, an expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to be able to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the years ended December 31, 2011 and 2010, we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of our 1998 Stock Incentive Plan (the “1998 Plan”) and our 2007 Performance Incentive Plan (the “2007 Plan”), and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2011, we had withheld an aggregate of 665,383 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

Commitments and Contingencies

          We are committed under operating leases, principally for office space, which expire at various dates through December 31, 2020. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.7 million, $1.7 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, we have agreements with certain of our outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2011, total future minimum cash payments are as follows:

	Payments Due by Year

Contractual obligations:	Total	2012	2013	2014	2015	2016	After 2016

Operating leases	$16,669,021	$1,995,711	$1,961,074	$1,848,604	$1,839,882	$1,804,750	$7,219,000
Outside contributors	420,833	375,000	45,833	—	—	—	—

Total contractual cash obligations	$17,089,854	$2,370,711	$2,006,907	$1,848,604	$1,839,882	$1,804,750	$7,219,000

          Future minimum cash payments for the year ended December 31, 2012 related to operating leases has been reduced by approximately $0.2 million related to payments to be received related to a sublease of office space.

          See Note 12 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

New Accounting Pronouncements

          See Note 1 in Notes to Consolidated Financial Statements foe new accounting pronouncements impacting the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

          We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

          We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Item 8. Financial Statements and Supplementary Data.

          Our consolidated financial statements required by this item are included in Item 15 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          (a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2011. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2011.

          (b) Management’s Annual Report on Internal Controls over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

          Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Management’s projections of any evaluation of the effectiveness of internal control over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States). Based on that evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

          Our independent registered public accounting firm, KPMG LLP, has audited and issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Their report appears on page F-3.

Item 9B. Other Information.

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2012, to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”).

Item 11. Executive Compensation.

          The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          Other than the information provided below, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

          Under the terms of the 1998 Plan, 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 4,250,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate management to select. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. The following table sets forth certain information, as of December 31, 2011, concerning shares of Common Stock authorized for issuance under the 2007 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,456,920	$1.35	947,681*

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

          The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

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

+*10.18

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

+*10.23

Form of Agreement of Grant of Cash Performance Award Under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.24

Agreement of Grant of Restricted Stock Units dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.25

Severance Agreement dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+10.26	Form of Indemnification Agreement for directors and executive officers of the Company.
+*10.27

Amendment to Employment Agreement dated October 27, 2009 by and between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2010.

+*10.28	Amendment dated January 5, 2010 to Employment Agreement between James J. Cramer and the Company, incorporated by reference to the Exhibits to the

Company’s Annual Report on Form 10-K filed March 14, 2011.
+*10.29	Term Sheet dated as of July 28, 2010 between Thomas Etergino and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
+*10.30

Agreement for Grant of Restricted Stock Units dated as of September 7, 2010 between Thomas Etergino and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.

+*10.31	Severance Agreement dated as of September 7, 2010 between Thomas Etergino and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
+*10.32

Employment Agreement dated as of December 10, 2010 between James J. Cramer and the Company, incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K/A filed August 12, 2011.

+*10.33

Amendment No. 1 dated December 16, 2010 to Employment Agreement between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.

+*10.34

Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.35

Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.36

Amendment No. 1 to Change of Control and Severance Agreement dated as of March 28, 2011 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.37

Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.38

Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.39

Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Thomas Etergino, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.40

Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.41

Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.42

Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Gregory Barton, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+10.43	Letter agreement dated as of December 21, 2011 between the Company and Daryl Otte.
+10.44	Amendment No. 2 to Severance Agreement dated as of December 21, 2011 between the Company and Thomas Etergino.
+10.45	Amendment No. 2 to Severance Agreement dated as of December 21, 2011 between the Company and Gregory Barton.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement
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

THESTREET, INC.

Date: March 7, 2012	By:	/s/ Daryl Otte

	Name:	Daryl Otte
	Title:	Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daryl Otte	Chief Executive Officer	March 7, 2012

(Daryl Otte)

/s/ Thomas Etergino	Chief Financial Officer	March 7, 2012

(Thomas Etergino)

/s/ Richard Broitman	Chief Accounting Officer	March 7, 2012

(Richard Broitman)

/s/ Christopher Marshall	Chairman of the Board	March 7, 2012

(Christopher Marshall)

/s/ Ronni Ballowe	Director	March 7, 2012

(Ronni Ballowe)

/s/ James J. Cramer	Director	March 7, 2012

(James J. Cramer)

/s/ William R. Gruver	Director	March 7, 2012

(William R. Gruver)

/s/ Derek Irwin	Director	March 7, 2012

(Derek Irwin)

/s/ Martin Peretz	Director	March 7, 2012

(Martin Peretz)

/s/ Vivek Shah	Director	March 7, 2012

(Vivek Shah)

THESTREET, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 15(a)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TheStreet, Inc.:

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TheStreet, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
March 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TheStreet, Inc.:

We have audited TheStreet, Inc.’s and subsidiaries’ (the Company)’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TheStreet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TheStreet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York March 7, 2012

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$44,865,191	$20,089,660
Accounts receivable, net of allowance for doubtful accounts of $158,870 as of December 31, 2011 and $238,228 as of December 31, 2010	6,225,424	6,623,261
Marketable securities	20,895,238	26,502,945
Other receivables	356,219	663,968
Prepaid expenses and other current assets	1,421,955	1,785,007
Restricted cash	660,370	—

Total current assets	74,424,397	55,664,841

Property and equipment, net of accumulated depreciation and amortization of $13,466,365 as of December 31, 2011 and $12,845,359 as of December 31, 2010	8,494,648	10,887,732
Marketable securities	7,894,365	30,302,428
Other assets	172,055	243,611
Goodwill	24,057,616	24,057,616
Other intangibles, net of accumulated amortization of $5,529,730 as of December 31, 2011 and $4,174,403 as of December 31, 2010	5,370,135	6,725,462
Restricted cash	1,000,000	1,660,370

Total assets	$121,413,216	$129,542,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,305,589	$2,455,894
Accrued expenses	7,970,802	8,239,064
Deferred revenue	17,625,666	17,431,381
Other current liabilities	509,214	184,328
Liabilities of discontinued operations	—	1,871

Total current liabilities	28,411,271	28,312,538
Deferred tax liability	288,000	288,000
Other liabilities	4,569,497	2,948,181

Total liabilities	33,268,768	31,548,719

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2011 and December 31, 2010; the aggregate liquidation preference as of December 31, 2011 and December 31, 2010 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 38,461,595 shares issued and 32,131,188 shares outstanding as of December 31, 2011, and 37,775,381 shares issued and 31,667,600 shares outstanding as of December 31, 2010	384,616	377,754
Additional paid-in capital	270,230,246	270,644,658
Accumulated other comprehensive (loss) income	(394,600)	331,311
Treasury stock at cost; 6,330,407 shares as of December 31, 2011 and 6,107,781 shares as of December 31, 2010	(11,010,149)	(10,478,838)
Accumulated deficit	(171,065,720)	(162,881,599)

Total stockholders’ equity	88,144,448	97,993,341

Total liabilities and stockholders’ equity	$121,413,216	$129,542,060

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,

	2011	2010	2009

Net revenue:
Premium services	$39,514,153	$38,597,877	$37,988,579
Marketing services	18,245,847	18,588,502	22,251,432

Total net revenue	57,760,000	57,186,379	60,240,011

Operating expense:
Cost of services	26,499,085	25,557,162	29,100,204
Sales and marketing	16,681,562	15,841,470	12,077,546
General and administrative	15,810,994	18,052,633	18,916,456
Depreciation and amortization	5,757,365	4,692,520	4,985,297
Asset impairments	—	555,000	24,137,069
Restructuring and other charges	1,825,799	—	3,460,914
(Gain) loss on disposition of assets	—	(1,318,607)	529,708

Total operating expense	66,574,805	63,380,178	93,207,194

Operating loss	(8,814,805)	(6,193,799)	(32,967,183)
Net interest income	667,822	846,157	949,727
(Loss) gain on sales of marketable securities	(35,340)	—	295,430
Other income	—	20,374	153,677

Loss from continuing operations before income taxes	(8,182,323)	(5,327,268)	(31,568,349)
Provision for income taxes	—	—	(16,133,964)

Loss from continuing operations	(8,182,323)	(5,327,268)	(47,702,313)
Discontinued operations:
Loss from discontinued operations	(1,798)	(7,339)	(15,321)

Net loss	(8,184,121)	(5,334,607)	(47,717,634)
Preferred stock cash dividends	385,696	385,696	385,696

Net loss attributable to common stockholders	$(8,569,817)	$(5,720,303)	$(48,103,330)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.26)	$(0.17)	$(1.56)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)

Net loss	(0.26)	(0.17)	(1.56)
Preferred stock dividends	(0.01)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.27)	$(0.18)	$(1.57)

Weighted average basic and diluted shares outstanding	31,953,683	31,593,341	30,586,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME(LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	Common Stock		Series B Preferred Stock				Treasury Stock
						Accumulated Other
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Comprehensive Income	Shares	Cost	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2008	36,262,546	$362,625	5,500	$55	$271,271,574	$(290,000)	(5,883,652)	$(9,900,284)	$(109,829,358)	$151,614,612
Unrealized gain on marketable securities	—	—	—	—	—	634,372	—	—	—	634,372
Exercise and issuance of equity grants	335,915	3,360	—	—	(3,360)	—	(93,867)	(230,287)	—	(230,287)
Issuance of common stock for acquisition	647,901	6,479	—	—	1,418,903	—	—	—	—	1,425,382
Stock repurchase	—	—	—	—	—	—	(104,215)	(281,381)	—	(281,381)
Stock-based consideration for services	—	—	—	—	2,615,484	—	—	—	—	2,615,484
Common stock cash dividends	—	—	—	—	(3,200,949)	—	—	—	—	(3,200,949)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net loss	—	—	—	—	—	—	—	—	(47,717,634)	(47,717,634)

Balance at December 31, 2009	37,246,362	372,464	5,500	55	271,715,956	344,372	(6,081,734)	(10,411,952)	(157,546,992)	104,473,903
Unrealized gain on marketable securities	—	—	—	—	—	(13,061)	—	—	—	(13,061)
Exercise and issuance of equity grants	529,019	5,290	—	—	(5,290)	—	(26,047)	(66,886)	—	(66,886)
Stock-based consideration for services	—	—	—	—	2,669,443	—	—	—	—	2,669,443
Common stock cash dividends	—	—	—	—	(3,349,755)	—	—	—	—	(3,349,755)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net loss	—	—	—	—	—	—	—	—	(5,334,607)	(5,334,607)

Balance at December 31, 2010	37,775,381	377,754	5,500	55	270,644,658	331,311	(6,107,781)	(10,478,838)	(162,881,599)	97,993,341
Unrealized gain on marketable securities	—	—	—	—	—	(725,911)	—	—	—	(725,911)
Exercise and issuance of equity grants	686,214	6,862	—	—	(6,862)	—	(222,626)	(531,311)	—	(531,311)
Stock-based consideration for services	—	—	—	—	3,425,038	—	—	—	—	3,425,038
Common stock cash dividends	—	—	—	—	(3,446,892)	—	—	—	—	(3,446,892)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net loss	—	—	—	—	—	—	—	—	(8,184,121)	(8,184,121)

Balance at December 31, 2011	38,461,595	$384,616	5,500	$55	$270,230,246	$(394,600)	(6,330,407)	$(11,010,149)	$(171,065,720)	$88,144,448

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2011	2010	2009

Cash Flows from Operating Activities:
Net loss	$(8,184,121)	$(5,334,607)	$(47,717,634)
Loss from discontinued operations	1,798	7,339	15,321

Loss from continuing operations	(8,182,323)	(5,327,268)	(47,702,313)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	2,777,886	2,336,443	2,739,566
Provision for doubtful accounts	150,825	62,559	408,425
Depreciation and amortization	5,757,365	4,692,520	4,985,297
Valuation allowance on deferred taxes	—	—	16,404,790
Impairment charges	—	555,000	24,137,069
Restructuring and other charges	647,152	—	451,695
Deferred rent	663,020	1,703,614	1,233,700
(Gain) loss on disposition of assets	—	(1,318,607)	529,708
Gain on disposal of equipment	—	(20,600)	—
Noncash barter activity	(107,210)	(76,060)	—
Changes in operating assets and liabilities:
Accounts receivable	214,891	(672,611)	2,386,497
Other receivables	74,870	314,054	(275,665)
Prepaid expenses and other current assets	469,366	(53,061)	(5,316)
Other assets	37,904	(97,115)	18,616
Accounts payable	(150,305)	292,477	1,865,890
Accrued expenses	(69,262)	659,907	4,722,270
Deferred revenue	1,272,137	488,571	2,143,804
Other current liabilities	6,330	50,455	194,847
Other liabilities	—	15,167	(11,206)

Net cash provided by continuing operations	3,562,646	3,605,445	14,227,674
Net cash used in discontinued operations	(3,669)	(228,633)	(18,081)

Net cash provided by operating activities	3,558,977	3,376,812	14,209,593

Cash Flows from Investing Activities:
Purchase of marketable securities	(24,854,469)	(130,963,472)	(29,204,799)
Sale of marketable securities	52,144,328	94,473,125	11,169,263
Purchase of Kikucall, Inc.	—	—	(3,816,521)
Sale of Promotions.com	265,000	1,746,876	1,000,000
Sale of certain assets of TheStreet Ratings	—	1,348,902	—
Capital expenditures	(1,974,406)	(6,717,749)	(1,956,355)
Proceeds from the sale of fixed assets	—	43,300	—

Net cash provided by (used in) investing activities	25,580,453	(40,069,018)	(22,808,412)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(3,446,892)	(3,349,755)	(3,200,949)
Cash dividends paid on preferred stock	(385,696)	(385,696)	(385,696)
Restricted cash	—	41,709	516,951
Purchase of treasury stock	(531,311)	(66,886)	(230,287)

Net cash used in financing activities	(4,363,899)	(3,760,628)	(3,299,981)

Net increase (decrease) in cash and cash equivalents	24,775,531	(40,452,834)	(11,898,800)
Cash and cash equivalents, beginning of period	20,089,660	60,542,494	72,441,294

Cash and cash equivalents, end of period	$44,865,191	$20,089,660	$60,542,494

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$1,720	$9,803

Cash payments made for income taxes	$—	$—	$85,000

Noncash investing and financing activities:
Stock issued for business combinations	$—	$—	$1,425,382

Notes received for sale of Promotions.com	$—	$—	$2,127,184

Treasury shares received in settlement of Promotions.com working capital and debt adjustment	$—	$—	$281,381

Treasury shares received in settlement of Kikucall, Inc. working capital adjustment	$10,748	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

          TheStreet, Inc. together with its wholly owned subsidiaries (“we”, “us” or the “Company”), is a leading digital financial media company whose collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide actionable ideas from the world of investing, finance and business in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insight needed to make informed decisions about earning, investing, saving and spending money.

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

          Substantially all of the Company’s revenue in 2011, 2010 and 2009 was generated from customers in the United States. During 2011, 2010 and 2009, all of the Company’s long-lived assets were located in the United States.

Use of Estimates

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions. Significant estimates include the allowance for doubtful accounts receivable, valuation allowance of deferred taxes, the useful lives of long-lived and intangible assets, the valuation of goodwill and intangible assets, the carrying value of marketable securities, as well as accrued expense estimates including income tax liabilities and certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Consolidation

          The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of TheStreet, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

          The Company generates its revenue primarily from premium and marketing services.

          Premium services include subscription fees paid by customers for access to particular investment information and rate services for the term of the subscription as well as syndication and licensing revenue. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized because services have not yet been provided.

          Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may, for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the three years ended December 31, 2011.

          Marketing services include advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured. Marketing services revenue also includes licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

          Marketing services also include revenue associated with the Company’s former subsidiary, Promotions.com, which the Company sold in December 2009 – see Note 3 (Acquisitions and Divestitures) for further discussion. Promotions.com generated revenue from Web site design, promotion management and hosting services. The Company typically entered into arrangements on a fixed fee basis for these services. Revenue generated from Web site design services was recognized upon acceptance from the customer or on a straight-line basis over the hosting period if the Company performed Web site design services and hosted the software. Revenue from promotions management services was recognized straight-line over the promotion period as the promotions were designed to only operate on Promotions.com’s proprietary platform. Hosting services were recognized straight-line over the hosting period. Revenue for contracts with multiple elements was allocated based on the element’s fair value. Fair value was determined based on the prices charged when each element was sold separately. Elements qualified for separation when the services had value on a stand-alone basis and fair value of the undelivered elements existed. Determining fair value and identifying separate elements required judgment, as generally fair value was not readily identifiable as the Company did not sell those elements individually at consistent pricing.

Cash, Cash Equivalents and Restricted Cash

          The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of approximately $1.7 million of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City. As the lease agreement allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

Property and Equipment

          Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Web site development costs is variable based upon the applicable project. During the year ended December 31, 2011, completed capitalized software and Web site development projects were deemed to have a two to three year useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.

Capitalized Software and Web Site Development Costs

          The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized software development costs totaling approximately $0.9 million, $0.8 million and $0.5 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

          The Company also accounts for its Web site development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized Web site development costs totaling approximately $0.4 million, $0.6 million and $0.3 million, respectively.

          Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was approximately $2.2 million, $1.6 million and $1.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Goodwill and Other Intangible Assets

          Goodwill represents the excess of purchase price and related acquisition costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of ASC 350, goodwill and indefinite-lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill and indefinite-lived intangible assets exceeds its implied fair value, resulting in an impairment charge for this excess.

          The Company evaluates goodwill and indefinite-lived intangible assets for impairment using a two-step impairment test approach at the Company level. In the first step, the fair value of the Company is compared to its book value, including goodwill and indefinite-lived intangible assets. If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company’s goodwill and indefinite-lived intangible assets to the book value of the goodwill and indefinite-lived intangible assets. The fair value for the goodwill and indefinite-lived intangible assets is determined based on the difference between the fair value of the Company and the net fair values of identifiable assets and liabilities. If the fair value of the goodwill and indefinite-lived intangible assets is less than the book value, the difference is recognized as impairment. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit.

          The Company evaluates the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life. There have been no changes in useful lives of intangible assets for each period presented.

          Based upon annual impairment tests performed as of September 30, 2011 and 2010, no impairment was indicated as the Company’s fair value, excluding a control premium, exceeded its book value by approximately 6% and 38%, respectively. Had a control premium been factored into the Company’s Common Stock fair value calculation, the excess of the fair value over its book value would have been greater. As of December 31, 2011, the Company performed an interim impairment test of its goodwill due to certain potential impairment indicators, including a decline in the Company’s Common Stock price as well as the loss of certain key personnel. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock excluding any control premium, and the estimated fair value of the company’s outstanding preferred shares. The fair value of the Company’s outstanding preferred shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s preferred stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the preferred shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to thje holders of the Common Stock. As a result of this December 31, 2011 impairment test, the Company concluded that goodwill was not impaired. A dcecrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations. Additionally, the Company believes that there were no events or changes in circumstances since

September 30, 2011 that would lead us to believe there was any triggering event that would warrant an interim review for impairment of our indefinite-lived intangible assets.

          In connection with the disposition of certain assets of TheStreet Ratings business (those pertaining to banking and insurance ratings) in May 2010 (see Note 3 (Acquisitions and Divestitures)), the Company concluded that this event warranted an additional impairment test which resulted in no additional impairment as the Company’s fair value exceeded its book value by approximately 45%.

          In the first quarter of 2009, the Company performed an interim impairment test of its goodwill and indefinite-lived intangible assets due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value. As a result of this test, the Company recorded an impairment charge of approximately $22.6 million, as follows: the total Company fair value was estimated using a combination of a discounted cash flow model (present value of future cash flows) and the Company’s business enterprise value based upon the fair value of its outstanding common and preferred shares. The fair value of the Company’s goodwill and indefinite-lived intangible assets is the residual fair value after allocating the Company’s total fair value to its other assets and liabilities. This analysis resulted in an impairment charge of approximately $19.8 million. The review also revealed an additional impairment to the Company’s intangible assets related to certain customer relationships and noncompete agreements of approximately $2.8 million. See Note 3 (Acquisitions and Divestitures) for further information related to the individual impairments recorded.

Long-Lived Assets

          The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2011.

Income Taxes

          The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2011 and 2010, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10.

          ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as

“unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2011 and 2010, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses. There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations.

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

          The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008, and is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in six domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2011, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

          For the years ending December 31, 2011, 2010 and 2009, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2011, one client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2010, one client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2009, two clients accounted for more than 10% each of our gross accounts receivable balance.

          The Company’s customers are primarily concentrated in the United States and we carry accounts receivable balances. The Company performs ongoing credit evaluations, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

Other Comprehensive (Loss) Income

          Comprehensive (loss) income is a measure which includes both net loss and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred from recognition into the statement of operations. Accumulated other comprehensive (loss) income is separately presented on the Company’s consolidated balance sheet as part of stockholders’ equity.

Net Loss Per Share of Common Stock

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the years ended December 31, 2011 and 2010, approximately 4.5 million and 4.0 million, respectively, unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

Advertising Costs

          Advertising costs are expensed as incurred with the exception of direct response radio and television advertising, which is capitalized and expensed over a one year period. For the years ended December 31, 2011, 2010 and 2009, advertising expense totaled approximately $3.7 million, $4.1 million and $1.7 million, respectively. As of December 31, 2011, 2010 and 2009, there was approximately $0.0 million, $0.3 million and $0.1 million, respectively, of deferred direct response advertising costs.

Stock-Based Compensation

          We account for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

          Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 was approximately $3.4 million, $2.3 million and $2.7 million, respectively. As of December 31, 2011, there was approximately $5.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.3 years.

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

          Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2011, 2010 and 2009 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. The weighted-average fair value of employee stock options granted during the years ended December 31, 2011 and 2010 was $0.89 and $1.15, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. No employee stock options were granted during the year ended December 31, 2009. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption was based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Years Ended December 31,

	2011	2010

Expected option lives	3.5 years	3.5 years
Expected volatility	54.86%	56.97%
Risk-free interest rate	1.20%	1.67%
Expected dividends	3.93%	3.69%

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

2007 Performance Incentive Plan

          In 2007, the Company adopted the 2007 Plan, whereby executive officers, directors, employees and consultants may be eligible to receive cash or equity-based performance awards based on set performance criteria.

          In 2011, 2010 and 2009, the Compensation Committee granted short-term cash performance awards, payable to certain officers upon the Company’s achievement of specified performance goals for such year. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. The short-term cash incentives were based upon achievement of certain financial targets (which, depending upon the year, related to revenue, Adjusted EBITDA or free cash flow, as defined by the Compensation Committee). Potential payout with respect to each measure was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $1.1 million, $2.2 million and $2.0 million were deemed earned with respect to the years ended December 31, 2011, 2010 and 2009, respectively.

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

          ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional.

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

Preferred Stock

          The Company applies the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) when determining the classification and measurement of its convertible preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Accordingly the Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares as a component of stockholders’ equity.

          The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2011. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

Subsequent Events

          The Company has evaluated subsequent events for recognition or disclosure. See Note 19 (Subsequent Event).

New Accounting Pronouncements

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements (“ASU 2009-13”) which is effective for annual periods beginning on or after June 15, 2010; however, early adoption was permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple-element arrangements are allocated on the basis of the relative selling price of each deliverable. The implementation of ASU 2009-13 did not have a material impact on the Company’s consolidated financial statements.

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

          In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The implementation of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

          In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was not permitted. The implementation of ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

          For the years ended December 31, 2011, 2010 and 2009, there was no net revenue from discontinued operations. Loss from discontinued operations was immaterial during the same periods.

          There were no remaining liabilities of the discontinued operation as of December 31, 2011.

          The following table displays the net activity and balances of the provisions related to discontinued operations:

	Initial Charge	Year 2005 Activity	Year 2006 Activity	Year 2007 Activity	Year 2008 Activity	Year 2009 Activity	Year 2010 Activity	Year 2011 Activity	Balance 12/31/2011

Net asset write-off	$666,546	$(666,546)	$—	$—	$—	$—	$—	$—	$—

Severance payments	1,134,323	(905,566)	(6,332)	—	—	—	(222,425)	—	—

Extinguishment of lease and other obligations	582,483	(531,310)	(51,173)	9,817	(6,317)	(2,760)	1,131	(1,871)	—

	$2,383,352	$(2,103,422)	$(57,505)	$9,817	$(6,317)	$(2,760)	$(221,294)	$(1,871)	$—

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

          In the first quarter of 2009, the Company performed an interim impairment test of its intangible assets due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value. As a result of this test, the Company determined that the carrying value of the Promotions.com client relationships exceeded its fair value at March 31, 2009 and recorded an impairment charge of approximately $0.5 million.

          On December 18, 2009, the Company sold all of its membership interest in its Promotions.com subsidiary, for an aggregate price of approximately $3.1 million. The purchaser was a company owned by the managers of the Promotions.com business, who prior to the closing were employees of the Company. In connection with the sale, the Company received payment of approximately $1.0 million in cash and notes in an aggregate principal amount of approximately $2.1 million. The notes were paid in installments between April 2010 and April 2011. Loss on disposition of assets totaled approximately $0.5 million.

          Kikucall, Inc. – Related Party Transaction

          On December 16, 2009 (the “Closing Date”), the Company, through a wholly-owned acquisition subsidiary, acquired all of the outstanding securities of Kikucall, Inc., a subscription marketing services company (the “Acquisition”), for an aggregate purchase price of approximately $5.2 million, subject to adjustment as provided therein. In connection with the Acquisition, the Company paid approximately $3.8 million in cash and issued to the target company’s stockholders 647,901 unregistered shares of the Company’s Common Stock, having a value on the payment date of approximately $1.4 million, a portion of which was placed in escrow pursuant to the terms of an escrow agreement entered into in connection with the Acquisition. In the first quarter of 2011, the Company received approximately $16,000 in cash and 3,338 shares of the Company’s Common Stock related to a working capital adjustment to the purchase price; the remaining assets in escrow (together with interest and dividends) were delivered to or as directed by Kikucall’s stockholder representative in two installments in 2011.

          Two of the Company’s directors, Daryl Otte (who is also our chief executive officer) and Martin Peretz, were directors of the acquired company, and, both directly and indirectly through investment vehicles, were stockholders and creditors of the acquired company. As a result of the Acquisition, the following aggregate amounts were received (on or after the Closing Date) by (i) Mr. Otte, (ii) Dr. Peretz, (iii) investment vehicles in which Mr. Otte and Dr. Peretz had a direct or indirect interest and (iv) other investment vehicles in which Dr. Peretz had a direct or indirect interest, or by Dr. Peretz’s children: (i) approximately $204,000 cash and 37,596 shares of Common Stock; (ii) approximately $156,000 cash and 20,023 shares of Common Stock; (iii) approximately $717,000 cash and 171,603 shares of Common Stock; and (iv) approximately $734,000 cash and 82,565 shares of Common Stock. Mr.Otte and Dr. Peretz each donated to charity an amount that approximated the respective gain such donor recognized as a result of the Acquisition. The negotiation of the Acquisition was overseen by the Company’s Audit Committee, comprised solely of independent directors, on behalf of the Company and the Acquisition was unanimously approved by the Audit Committee and the Company’s board of directors.

          Based on the Company’s evaluation, the Company recorded approximately $4.7 million of goodwill and approximately $0.5 million of intangible assets related to software which is being amortized over its estimated useful life of five years. The goodwill is not deductible for tax purposes.

          Unaudited pro forma consolidated financial information is presented below as if the Acquisition had occurred as of the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the Acquisition had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report. The unaudited pro forma consolidated financial information for the year ended December 31, 2009 is as follows:

Total net revenue	$60,963,012
Net loss	$47,661,651
Basic and diluted net loss per share	$1.53
Weighted average basic and diluted shares outstanding	31,234,361

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

(4) Net Loss Per Share

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

For the years ended December 31, 2011 and 2010, respectively, approximately 4.5 million and 4.0 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,

	2011	2010	2009

Basic and diluted net loss per share
Numerator:
Loss from continuing operations	$8,182,323	$5,327,268	$47,702,313
Loss from discontinued operations	1,798	7,339	15,321
Preferred stock cash dividends	385,696	385,696	385,696

Numerator for basic and diluted earnings per share – Net loss attributable to common stockholders	$8,569,817	$5,720,303	$48,103,330

Denominator:
Weighted average basic and diluted shares outstanding	31,953,683	31,593,341	30,586,460

Basic and diluted net loss per share:
Loss from continuing operations	$0.26	$0.17	$1.56
Loss from discontinued operations	0.00	0.00	0.00
Preferred stock cash dividends	0.01	0.01	0.01

Net loss attributable to common stockholders	$0.27	$0.18	$1.57

(5) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling approximately $44.9 million. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of December 31, 2011, the total fair value of these marketable securities was approximately $28.8 million and the total cost basis was approximately $29.2 million. The maximum maturity for any investment is three years. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. See Note 16 (Comprehensive Loss). Additionally, the Company has a total of approximately $1.7 million of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City. As the lease agreement allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

	As of December 31,

	2011	2010

Cash and cash equivalents	$44,865,191	$20,089,660
Current and noncurrent marketable securities	28,789,603	56,805,373
Current and noncurrent restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$75,315,164	$78,555,403

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2011 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3

Cash and cash equivalents (1)	$44,865,191	$44,865,191	$—	$—
Marketable securities (2)	28,789,603	27,379,603	—	1,410,000

Total at fair value	$73,654,794	$72,244,794	$—	$1,410,000

(1) Cash and cash equivalents, totaling approximately $44.9 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2) Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.4 million as of December 31, 2011. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2011, the Company determined there was a decline in the fair value of its ARS investments of $0.4 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive (loss) income. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at December 31, 2010	$1,810,000
Decrease in fair value of investment	400,000

Balance at December 31, 2011	$1,410,000

(7) Property and Equipment

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

          Property and equipment as of December 31, 2011 and 2010 consists of the following:

	December 31,

	2011	2010

Computer equipment	$16,430,436	$18,245,134
Furniture and fixtures	2,456,085	2,454,268
Leasehold improvements	3,074,492	3,033,689

	21,961,013	23,733,091
Less accumulated depreciation and amortization	13,466,365	12,845,359

Property and equipment, net	$8,494,648	$10,887,732

          Included in computer equipment are capitalized software and Web site development costs of approximately $8.1 million and $7.3 million at December 31, 2011 and 2010, respectively. A summary of the activity of capitalized software and Web site development costs is as follows:

Balance December 31, 2010	$7,312,439
Additions	1,254,310
Deletions	(450,832)

Balance December 31, 2011	$8,115,917

          Depreciation and amortization expense for the above noted property and equipment aggregated approximately $4.4 million, $3.3 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company does not include depreciation and amortization expense in cost of services.

(8) Goodwill and Other Intangible Assets

          The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2011 and 2010 consist of the following:

	December 31,

	2011	2010

Total goodwill not subject to amortization	$24,057,616	$24,057,616

Other intangible assets not subject to amortization:
Trade name	$720,000	$720,000

Total other intangible assets not subject to amortization	720,000	720,000

Other intangible assets subject to amortization:
Customer relationships	6,862,136	6,862,136
Software models	1,841,194	1,841,194
Noncompete agreements	1,339,535	1,339,535
Products database	137,000	137,000

Total other intangible assets subject to amortization	10,179,865	10,179,865
Less accumulated amortization	(5,529,730)	(4,174,403)

Net other intangible assets subject to amortization	4,650,135	6,005,462

Total other intangible assets	$5,370,135	$6,725,462

          Amortization expense totaled approximately $1.4 million, $1.4 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended December 31,	Amount

2012	$1,118,236
2013	793,814
2014	793,814
2015	686,214
2016	686,214
Thereafter	571,843

Total	$4,650,135

(9) Accrued Expenses

          Accrued expenses as of December 31, 2011 and 2010 consist of the following:

	December 31,

	2011	2010

Payroll and related costs	$3,095,130	$3,666,233
Restructuring and other charges (see Note 15)	1,654,012	844,761
Professional fees	648,342	869,962
Advertising	447,741	545,277
Business development	355,392	515,690
Other liabilities	1,770,185	1,797,141

Total accrued expenses	$7,970,802	$8,239,064

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

          As of December 31, 2011 and 2010, respectively, the Company had approximately $143 million and $136 million of federal and state net operating loss carryforwards. The Company had recognized a deferred tax asset for a portion of such net operating loss carryforwards in the amount of approximately $16.1 million as of December 31, 2008. During the three months ended March 31, 2009, the Company recorded a valuation allowance against these deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets by generating sufficient taxable income in future years. The decision to record the valuation allowance was based on management evaluating all positive and negative evidence. The significant negative evidence included an anticipated loss for the year ended December 31, 2009, an expected cumulative pre-tax loss for the three years ended December 31, 2009, the inability to carryback the net operating losses, limited future reversals of existing temporary differences and the limited availability of tax planning strategies. The Company’s position on its valuation allowance remains the same at December 31, 2011.

          The Company has not recognized a deferred tax asset for the net operating loss carryforwards at December 31, 2011 and expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets. Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2031 and expire from 2020 through 2031. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2012 through 2031. The net operating loss carryforwards as of December 31, 2011 and 2010 include approximately $17 million and $17 million, respectively, related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized.

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

          The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations from continuing operations are set forth below:

	For the Years Ended December 31,

	2011	2010	2009

	(in thousands)
Current taxes:
U.S. federal	$—	$—	$(364)
State and local	—	—	93

Total current tax benefit	$—	$—	$(271)

Deferred taxes:
U.S. federal	$—	$—	$13,944
State and local	—	—	2,461

Total deferred tax expense	$—	$—	$16,405

Total tax expense	$—	$—	$16,134

          A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,

	2011	2010	2009

U.S. statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	6.0	6.0	3.5
Effect of permanent differences	(1.6)	(2.3)	(9.7)
Change to valuation allowance	(38.4)	(42.3)	(76.7)
Other	0.0	4.6	(2.2)

Effective income tax rate	0.0%	0.0%	(51.1)%

          Deferred income taxes reflect the net tax effects of temporary difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,

	2011	2010

	(in thousands)
Deferred tax assets:
Operating loss carryforward	$57,960	$55,314
Windfall tax benefit carryforward	(7,204)	(6,945)
Goodwill	1,483	2,124
Intangible assets	961	778
Accrued expenses	2,735	1,972
Other	1,532	821

Total deferred tax assets	57,467	54,064

Deferred tax liabilities:
Depreciation	(2,280)	(1,261)
Trademarks/goodwill	(288)	(288)

Total deferred tax liabilities	(2,568)	(1,549)

Less: valuation allowance	(55,187)	(52,803)

Net deferred tax liability	$(288)	$(288)

          The implementation of ASC 740-10 did not result in any current adjustment or any cumulative effect, and therefore, no adjustment was recorded to retained earnings upon adoption. For the years ended December 31, 2011, 2010 and 2009, the Company performed a tax analysis in accordance with ASC 740-10. Based upon such analysis the Company was not required to accrue any liabilities pursuant to ASC 740-10 for the years ended December 31, 2011, 2010 and 2009, respectively.

(11) Stockholders’ Equity

Preferred Stock

Securities Purchase Agreement

          On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

          Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2011, no Series B Preferred Stock has been converted. Neither the Series B Preferred Stock nor the Warrants have been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock or upon the exercise of the Warrants.

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

Certificate of Designation

          Pursuant to a Certificate of Designation for the Series B Preferred Stock (the “Certificate of Designation”) filed by the Company with the Secretary of State of the State of Delaware on November 15, 2007: (i) the Series B Preferred Stock has a purchase price per share equal to $10,000 (the “Original Issue Price”); (ii) in the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of shares of Series B Preferred Stock are entitled to receive, prior to any distribution to the holders of the Common Stock, an amount per share equal to the Original Issue Price, plus any declared and unpaid dividends; (iii) the holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock; (iv) for so long as 40% of the shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to elect one person to the Company’s board of directors; (v) the Series B Preferred Stock automatically converts into an aggregate of 3,856,942 shares of Common Stock in the event that the Common Stock trades on a trading market at or above a closing price equal to $28.52 per share for 90 consecutive trading days and any demand registration previously requested by the holders of the Series B Preferred Stock has become effective; and (vi) so long as 30% of the shares of the currently-outstanding Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (a) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock (including, without limitation, the issuance of any shares of Series B Preferred Stock (other than shares of Series B Preferred Stock issued as a stock dividend or in a stock split)); (b) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (c) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (d) the payment of any dividends (other than dividends paid in the capital stock of the Company or any of its subsidiaries) in excess of $0.10 per share per annum on the Common Stock unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (e) the purchase or redemption of: (1) any Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (2) any class or series of now or hereafter of our authorized stock that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

Warrants

          As discussed above, the Warrants entitle the Purchasers to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The Warrants expire on the fifth anniversary of the date they were first issued, or earlier in certain circumstances. As of December 31, 2011, no Warrants have been exercised.

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2011 and 2010, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2011, the Company had withheld an aggregate of 665,383 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          During the year ended December 31, 2011, the Company paid four quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the year ended December 31, 2011, dividends paid totaled approximately $3.8 million, as compared to approximately $3.7 million for the year ended December 31, 2010. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that the Company will continue to pay this cash dividend in the future.

Stock Options

          Under the terms of the 1998 Plan, 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 4,250,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. As of December 31, 2011, there remained 947,681 shares available for future awards under the 2007 Plan. Stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $3.4 million, $2.3 million and $2.7 million, respectively.

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

          A summary of the activity of the 1998 and 2007 Plans pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	845,528	$6.92
Options granted	730,250	$2.83
Options cancelled	(310,669)	$3.26
Options expired	(256,565)	$8.74

Awards outstanding, December 31, 2011	1,008,544	$4.63	$—	3.27

Awards vested and expected to vest at December 31, 2011	943,279	$4.75	$—	3.20

Awards exercisable at December 31, 2011	359,119	$7.90	$—	1.54

          A summary of the activity of the 1998 and 2007 Plans pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2010	1,928,393	$—
Restricted stock units granted	1,375,341	$—
Restricted stock units settled by delivery of Common Stock upon vesting	(680,524)	$—
Restricted stock units cancelled	(174,834)	$—

Awards outstanding, December 31, 2011	2,448,376	$—	$4,113	2.35

Awards vested and expected to vest at December 31, 2011	2,074,501	$—	$3,485	2.21

Awards exercisable at December 31, 2011	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2011 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2010	2,307,104	$2.72
Shares underlying options granted	730,250	$0.89
Shares underlying restricted stock units granted	1,375,341	$2.82
Shares underlying options vested	(150,867)	$1.92
Shares underlying restricted stock units issued	(680,524)	$3.32
Shares underlying unvested options cancelled	(310,669)	$1.10
Shares underlying unvested restricted stock units cancelled	(174,834)	$2.91

Shares underlying awards unvested at December 31, 2011	3,095,801	$2.39

          The number of employee stock options granted during the years ended December 31, 2011, 2010 and 2009 were 730,250, 348,500 and zero, respectively. The weighted-average fair value of employee stock options granted during the years ended December 31, 2011 and 2010 was $0.89 and $1.15, respectively. For the years ended December 31, 2011, 2010 and 2009, the total fair value of share-based awards vested was approximately $1.9 million, $1.3 million and $4.3 million, respectively. There were no employee stock options exercised during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there was approximately $5.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.3 years.

(12) Commitments and Contingencies

Operating Leases and Employment Agreements

          The Company is committed under operating leases, principally for office space, which expire at various dates through December 31, 2020. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.7 million, $1.7 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, the Company has agreements with certain of its outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2011, total future minimum cash payments are as follows:

	Payments Due by Year

Contractual obligations:	Total	2012	2013	2014	2015	2016	After 2016

Operating leases	$16,669,021	$1,995,711	$1,961,074	$1,848,604	$1,839,882	$1,804,750	$7,219,000
Outside contributors	420,833	375,000	45,833	—	—	—	—

Total contractual cash obligations	$17,089,854	$2,370,711	$2,006,907	$1,848,604	$1,839,882	$1,804,750	$7,219,000

          Future minimum cash payments for the year ended December 31, 2012 related to operating leases has been reduced by approximately $0.2 million related to payments to be received related to a sublease of office space.

Legal Proceedings

          As previously disclosed, in 2001, the Company, certain of its current or former officers and directors and certain underwriters were named in a securities class action related to the Company’s initial public offering (“IPO”). Similar suits were filed against approximately 300 other issuers and their underwriters, all of which are included in a single coordinated proceeding in the district court (the “IPO Litigations”). The complaints allege that the prospectus and the registration statement for the IPO failed to disclose that the underwriters allegedly solicited and received “excessive” commissions from investors and that some investors in the IPO allegedly agreed with the underwriters to buy additional shares in the aftermarket in order to inflate the price of the Company’s stock. The complaints seek unspecified damages, attorney and expert fees, and other unspecified litigation costs. In 2003, the district court granted the Company’s motion to dismiss the claims against it under Rule 10b-5 but motions to dismiss the claims under Section 11 of the Securities Act of 1933 were denied as to virtually all of the defendants in the consolidated cases, including the Company. In addition, some of the individual defendants in the IPO Litigations signed a tolling agreement and were dismissed from the action without prejudice on October 9, 2002. In 2003, a proposed collective partial settlement of this litigation was structured between the plaintiffs, the issuer defendants in the consolidated actions, the issuer officers and directors named as defendants, and the issuers’ insurance companies. The court granted preliminary approval of the settlement in 2005 but in 2007 the settlement was terminated, in light of a ruling by the appellate court in related litigation in 2006 that reversed the trial court’s certification of classes in that related litigation. In 2009, another settlement was entered into and approved by the trial court. Under the settlement, the Company’s obligation would be paid by the issuers’ insurance companies. The settlement was appealed; in May 2011, the Second Circuit Court of Appeals dismissed one appeal and remanded another appeal to the District Court to determine whether the appellant has standing; in August 2011, the District Court determined that the applicable appellant did not have standing, which decision was appealed. In January 2012, the appeal was dismissed and the settlement is to be effected.

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

          As previously disclosed, in April 2010, we and one of our reporters were named in a lawsuit captioned Generex Biotechnology Corporation v. Feuerstein et al. (N.Y. Supreme Court, County of New York, Index No. 10104433), in which plaintiff alleges that certain articles we published concerning plaintiff were libelous. In May 2010 we filed an answer denying all claims. In November 2011 the parties executed a settlement agreement and the action was dismissed with prejudice. No payments were made to either party.

          In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but defendant Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp’s motion for summary judgment, finding the Patent to be invalid. In the event such judgment becomes final and nonappealable, plaintiff could not obtain an award of relief against any other party, including the Company, with respect to claims related to the Patent. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

(13) Long Term Investment

          During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge totaling approximately $0.6 million, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. As of December 31, 2011, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

(14) Impairment Charge

          During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge totaling approximately $0.6 million, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity.

          In the first quarter of 2009, the Company performed an interim impairment test of its goodwill, intangible assets and a long-term investment due to certain impairment indicators, including a continued decline in both advertising and subscription revenue resulting from the challenging economic environment and a reduction in the Company’s enterprise value. As a result of this test, the Company recorded an impairment charge approximating $24.1 million, as follows:

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

(15) Restructuring and Other Charges

          In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009 the Company’s then chief executive officer tendered his resignation, effective May 8, 2009 the Company’s then chief financial officer tendered his resignation, and in December 2009 the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2009. Included in this charge were severance and other payroll related expenses totaling approximately $1.9 million, approximately $0.8 million related to the sublease of office space previously occupied by our former Promotions.com subsidiary, approximately $0.6 million of professional fees and approximately $0.2 million related to the write-off of certain assets.

          Total cash outlay for the restructuring and other charges will approximate $3.0 million, of which approximately $0.7 million is included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2011.

          The following table displays the activity of the restructuring and other charges reserve account from the initial charges during the first quarter 2009 through December 31, 2011:

	Workforce Reduction	Lease Terminations	Asset Write-Off	Total

Initial charge	$1,741,752	$—	$242,777	$1,984,529
Additions	726,385	750,000	—	1,476,385
Noncash deductions	(208,918)	—	(242,777)	(451,695)
Payments	(1,779,163)	—	—	(1,779,163)

Balance December 31, 2009	480,056	750,000	—	1,230,056
Payments	(152,634)	(232,661)	—	(385,295)

Balance December 31, 2010	327,422	517,339	—	844,761
Payments	—	(170,396)	—	(170,396)

Balance December 31, 2011	$327,422	$346,943	$—	$674,365

          In December 2011, the Company announced a management transition under which the Company’s chief executive officer will step down from his position by March 31, 2012. The Company’s Board of Directors has formed a committee to search for his successor. Additionally, in December 2011, a senior vice president separated from the Company. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $1.8 million during the year ended December 31, 2011.

          Total cash outlay for the restructuring and other charges will approximate $1.2 million, all of which is included in accrued expenses on the Company’s consolidated balance sheet as of December 31, 2011.

(16) Comprehensive Loss

          Comprehensive loss consists of the following:

	For the Years Ended December 31,

	2011	2010	2009

Net loss	$(8,184,121)	$(5,334,607)	$(47,717,634)
Recovery (temporary impairment) of ARS	(400,000)	65,000	185,000
Unrealized (loss) gain on marketable securities	(325,911)	(78,287)	744,802
Reclass from AOCI to earnings due to sale	—	226	(295,430)

Comprehensive loss	$(8,910,032)	$(5,347,668)	$(47,083,262)

(17) Other Liabilities

          Other liabilities consist of the following:

	As of December 31,

	2011	2010

Deferred rent	$3,277,478	$2,933,014
Deferred revenue	1,077,852	—
Other liabilities	214,167	15,167

	$4,569,497	$2,948,181

(18) Employee Benefit Plan

          The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and provides an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation within statutory limits. The Company’s matching contribution totaled approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(19) Subsequent Event

          On March 7, 2012, the Company announced that it had hired Elisabeth DeMarse to become President and Chief Executive Officer. Daryl Otte shall continue as the Company’s Chief Executive Officer through the filing of this report and thereupon resign his offices with the Company, at which point Ms. DeMarse shall assume her offices that day. In addition, Ms. DeMarse was appointed as a director of the Company, effective upon Mr. Otte’s resignation from the Board of Directors.

(20) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2011

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Total revenue	$14,121	$15,029	$14,341	$14,269
Total operating expense	16,959	16,859	15,993	16,764
Loss from continuing operations before income taxes	(2,640)	(1,653)	(1,497)	(2,392)
Provision for income tax	—	—	—	—
Loss from continuing operations	(2,640)	(1,653)	(1,497)	(2,392)
Loss from discontinued operations	(2)	—	—	—
Net loss	(2,642)	(1,653)	(1,497)	(2,392)
Preferred stock dividends	96	97	96	97
Net loss attributable to common stockholders	$(2,738)	$(1,750)	$(1,593)	$(2,489)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.05)	$(0.05)	$(0.08)
Loss from discontinued operations	(0.00)	—	—	—

Net loss	(0.09)	(0.05)	(0.05)	(0.08)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to common stockholders	$(0.09)	$(0.05)	$(0.05)	$(0.08)

	For the Year Ended December 31, 2010

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(In thousands, except per share data)
Total revenue	$13,500	$14,664	$14,337	$14,685
Total operating expense	15,096	15,227	16,405	16,652
Loss from continuing operations before income taxes	(1,399)	(337)	(1,829)	(1,762)
Provision for income tax	—	—	—	—
Loss from continuing operations	(1,399)	(337)	(1,829)	(1,762)
(Loss) income from discontinued operations	(19)	(2)	(2)	16
Net loss	(1,418)	(339)	(1,831)	(1,746)
Preferred stock dividends	96	97	96	97
Net loss attributable to common stockholders	$(1,514)	$(436)	$(1,927)	$(1,843)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.01)	$(0.06)	$(0.06)
(Loss) income from discontinued operations	(0.00)	(0.00)	(0.00)	0.00

Net loss	(0.05)	(0.01)	(0.06)	(0.06)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)

Net loss attributable to common stockholders	$(0.05)	$(0.01)	$(0.06)	$(0.06)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write-offs	Disposal Related to Sale of Promotions.com	Balance at End of Period

For the year ended December 31, 2011	$238,228	$182,946	$262,304	$—	$158,870

For the year ended December 31, 2010	$276,668	$12,559	$50,999	$—	$238,228

For the year ended December 31, 2009	$531,092	$408,425	$235,347	$427,502	$276,668

EXHIBIT INDEX

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation, incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed June 2, 2011.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

+*10.18

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

+*10.23

Form of Agreement of Grant of Cash Performance Award Under the Company’s 2007 Performance Incentive Plan, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.24

Agreement of Grant of Restricted Stock Units dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+*10.25

Severance Agreement dated July 14, 2009 between Gregory Barton and the Company, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009, filed February 8, 2010.

+10.26	Form of Indemnification Agreement for directors and executive officers of the Company.
+*10.27

Amendment to Employment Agreement dated October 27, 2009 by and between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2010.

+*10.28

Amendment dated January 5, 2010 to Employment Agreement between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.

+*10.29	Term Sheet dated as of July 28, 2010 between Thomas Etergino and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
+*10.30

Agreement for Grant of Restricted Stock Units dated as of September 7, 2010 between Thomas Etergino and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.

+*10.31	Severance Agreement dated as of September 7, 2010 between Thomas Etergino and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
+*10.32	Employment Agreement dated as of December 10, 2010 between James J. Cramer and the Company, incorporated by reference to the Exhibit to the

Company’s Annual Report on Form 10-K/A filed August 12, 2011.
+*10.33

Amendment No. 1 dated December 16, 2010 to Employment Agreement between James J. Cramer and the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.

+*10.34

Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.35

Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.36

Amendment No. 1 to Change of Control and Severance Agreement dated as of March 28, 2011 between the Company and Daryl Otte, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.37

Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.38

Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Thomas Etergino, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.39

Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Thomas Etergino, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.40

Restricted Stock Unit Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.41

Stock Option Grant Agreement dated as of March 28, 2011 between the Company and Gregory Barton, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+*10.42

Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Gregory Barton, incorporated by reference to the Exhibits to the Company’s Quarterly Report on Form 10-Q filed August 5, 2011.

+10.43	Letter agreement dated as of December 21, 2011 between the Company and Daryl Otte.
+10.44	Amendment No. 2 to Severance Agreement dated as of December 21, 2011 between the Company and Thomas Etergino.
+10.45	Amendment No. 2 to Severance Agreement dated as of December 21, 2011 between the Company and Gregory Barton.
*14.1	Code of Business Conduct and Ethics, incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed January 31, 2005.
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
+	Indicates management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections