Form 10-Q
period 2012-03-31
THESTREET, INC.
filed 2012-05-07
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of May 2, 2012)

Common Stock, par value $0.01 per share	32,753,822

TheStreet, Inc.
Form 10-Q

As of and for the Three Months Ended March 31, 2012

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$19,256,130	$44,865,191
Marketable securities (Note 2)	15,974,752	20,895,238
Accounts receivable, net of allowance for doubtful accounts of $140,026 as of March 31, 2012 and $158,870 as of December 31, 2011	5,638,503	6,225,424
Other receivables, net	271,374	356,219
Prepaid expenses and other current assets	1,690,024	1,421,955
Restricted cash	660,370	660,370

Total current assets	43,491,153	74,424,397

Property and equipment, net of accumulated depreciation and amortization of $14,441,088 as of March 31, 2012 and $13,466,365 as of December 31, 2011	7,345,141	8,494,648
Marketable securities (Note 2)	34,083,681	7,894,365
Other assets	136,978	172,055
Goodwill	24,057,616	24,057,616
Other intangibles, net of accumulated amortization of $5,825,510 as of March 31, 2012 and $5,529,730 as of December 31, 2011	5,074,355	5,370,135
Restricted cash (Note 2)	1,000,000	1,000,000

Total assets	$115,188,924	$121,413,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,344,854	$2,305,589
Accrued expenses	6,594,508	7,970,802
Deferred revenue	18,280,371	17,625,666
Other current liabilities	585,065	509,214

Total current liabilities	27,804,798	28,411,271
Deferred tax liability	288,000	288,000
Other liabilities	4,299,160	4,569,497

Total liabilities	32,391,958	33,268,768

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2012 and December 31, 2011; the aggregate liquidation preference totals $55,000,000 as of March 31, 2012 and December 31, 2011	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 39,419,851 shares issued and 32,736,948 shares outstanding as of March 31, 2012, and 38,461,595 shares issued and 32,131,188 shares outstanding as of December 31, 2011	394,199	384,616
Additional paid-in capital	269,989,546	270,230,246
Accumulated other comprehensive income	(340,686)	(394,600)
Treasury stock at cost; 6,682,903 shares as of March 31, 2012 and 6,330,407 shares as of December 31, 2011	(11,743,650)	(11,010,149)
Accumulated deficit	(175,502,498)	(171,065,720)

Total stockholders’ equity	82,796,966	88,144,448

Total liabilities and stockholders’ equity	$115,188,924	$121,413,216

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,

	2012	2011

	(unaudited)
Net revenue:
Premium services	$9,189,981	$9,609,501
Media	3,625,846	4,511,380

Total net revenue	12,815,827	14,120,881

Operating expense:
Cost of services	6,435,162	6,959,048
Sales and marketing	4,090,249	4,370,773
General and administrative	3,822,521	4,008,666
Depreciation and amortization	1,287,262	1,620,849
Restructuring and other charges	1,713,498	—

Total operating expense	17,348,692	16,959,336

Operating loss	(4,532,865)	(2,838,455)
Net interest income	96,087	198,027

Loss from continuing operations before income taxes	(4,436,778)	(2,640,428)
Provision for income taxes	—	—

Loss from continuing operations	(4,436,778)	(2,640,428)
Discontinued operations:
Loss from discontinued operations	—	(1,616)

Net loss	(4,436,778)	(2,642,044)
Preferred stock cash dividends	96,424	96,424

Net loss attributable to common stockholders	$(4,533,202)	$(2,738,468)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.09)
Loss from discontinued operations	—	(0.00)

Net loss	(0.14)	(0.09)
Preferred stock cash dividends	(0.00)	(0.00)

Net loss attributable to common stockholders	$(0.14)	$(0.09)

Weighted average basic and diluted shares outstanding	32,342,541	31,880,600

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,

	2012	2011

Net loss	$(4,436,778)	$(2,642,044)
Unrealized gain (loss) on marketable securities	53,914	(133,668)

Comprehensive loss	$(4,382,864)	$(2,775,712)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,

	2012	2011

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(4,436,778)	$(2,642,044)
Loss from discontinued operations	—	1,616

Loss from continuing operations	(4,436,778)	(2,640,428)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	532,908	721,115
Provision for doubtful accounts	65,769	53,142
Depreciation and amortization	1,287,262	1,620,849
Restructuring and other charges	847,980	—
Deferred rent	(79,989)	335,737
Noncash barter activity	48,183	—
Changes in operating assets and liabilities:
Accounts receivable	521,152	(17,429)
Other receivables, net	84,845	96,990
Prepaid expenses and other current assets	(544,764)	(75,925)
Other assets	28,186	(9,173)
Accounts payable	39,265	(1,346,943)
Accrued expenses	(1,386,689)	(2,925,746)
Deferred revenue	507,501	2,947,216
Other current liabilities	75,207	22,519

Net cash used in continuing operations	(2,409,962)	(1,218,076)
Net cash used in discontinued operations	—	(2,257)

Net cash used in operating activities	(2,409,962)	(1,220,333)

Cash Flows from Investing Activities:
Purchase of marketable securities	(35,700,010)	(9,172,053)
Sale of marketable securities	14,485,094	13,521,347
Capital expenditures	(486,657)	(490,953)

Net cash (used in) provided by investing activities	(21,701,573)	3,858,341

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(802,601)	(862,132)
Cash dividends paid on preferred stock	(96,424)	(96,424)
Proceeds from the sale of common stock	135,000	—
Purchase of treasury stock	(733,501)	(233,533)

Net cash used in financing activities	(1,497,526)	(1,192,089)

Net (decrease) increase in cash and cash equivalents	(25,609,061)	1,445,919
Cash and cash equivalents, beginning of period	44,865,191	20,089,660

Cash and cash equivalents, end of period	$19,256,130	$21,535,579

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$—

Cash payments made for income taxes	$—	$—

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

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three month period ended March 31, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

          The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

          For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2012 (“2011 Form 10-K”).

          The Company accrues quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation.

          The Company has evaluated subsequent events for recognition or disclosure.

Recent Accounting Pronouncements

          In May 2011, the FASB issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company has conformed to the new presentation required in ASU 2011-04 in this Form 10-Q for the three months ended March 31, 2012.

          In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011 and is to be applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The Company adopted ASU 2011-05 in the first quarter of 2012 and disclosed comprehensive income in its unaudited consolidated statement of comprehensive income and note that this guidance affects financial statement presentation only and has no impact on the Company’s consolidated financial statements.

          In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

2. CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $19.3 million. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. As of March 31, 2012, the total fair value of these marketable securities was approximately $50.1 million and the total cost basis of was approximately $50.4 million. The maximum maturity for any investment is three years. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.7 million of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City. As the lease agreement allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$19,256,130	$44,865,191
Current and noncurrent marketable securities	50,058,433	28,789,603
Current and noncurrent restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$70,974,933	$75,315,164

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2012 are classified based on the valuation technique level in the table below:

	Total	Level 1	Level 2	Level 3

Description:
Cash and cash equivalents (1)	$19,256,130	$19,256,130	$—	$—
Marketable securities (2)	50,058,433	48,628,433	—	1,430,000

Total at fair value	$69,314,563	$67,884,563	$—	$1,430,000

(1)	Cash and cash equivalents, totaling approximately $19.3 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.4 million as of March 31, 2012. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.4 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at January 1, 2012	$1,410,000
Increase in fair value of investment	20,000

Balance at March 31, 2012	$1,430,000

4. STOCK-BASED COMPENSATION

          For a detailed description of past equity-based compensation activity, please refer to the Company’s 2011 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2011 Form 10-K.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of employee stock options granted during the three months ended March 31, 2012 and 2011 was $0.48 and $1.07, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Three Months Ended March 31,

	2012	2011

Expected option lives	3.5 years	3.5 years
Expected volatility	52.01%	56.01%
Risk-free interest rate	0.59%	1.55%
Expected dividend yield	5.51%	3.53%

          As of March 31, 2012, there remained 678,551 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $0.5 million of non-cash stock-based compensation for the three month period ended March 31, 2012, as compared to approximately $0.7 million for the three month period ended March 31, 2011. As of March 31, 2012, there was approximately $4.5 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.41 years.

          A summary of the activity of the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2011	1,008,544	$4.63
Options granted	1,953,500	$1.83
Options cancelled	(50,005)	$3.22
Options expired	(1,666)	$2.75

Awards outstanding, March 31, 2012	2,910,373	$2.77	$0.8	5.40

Awards vested and expected to vest at March 31, 2012	2,494,350	$2.91	$0.7	5.22

Awards exercisable at March 31, 2012	519,856	$6.35	$0.0	1.52

A summary of the activity of the 1998 Plan and 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2011	2,448,376	$—
Restricted stock units granted	199,998	$—
Restricted stock units settled by delivery of common stock upon vesting	(883,256)	$—
Restricted stock units cancelled	(307,337)	$—

Awards outstanding, March 31, 2012	1,457,781	$—	$3,222	2.03

Awards vested and expected to vest at March 31, 2012	1,294,000	$—	$2,860	2.02

Awards exercisable at March 31, 2012	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2012 and changes in the three-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2011	3,095,801	$2.39
Shares underlying options granted	1,953,500	$0.48
Shares underlying restricted stock units granted	199,998	$1.80
Shares underlying options vested	(160,403)	$0.89
Shares underlying restricted stock units vested	(883,256)	$2.79
Shares underlying options cancelled	(50,005)	$1.08
Shares underlying restricted stock units cancelled	(307,337)	$2.57

Shares underlying awards unvested at March 31, 2012	3,848,298	$1.37

          For the three months ended March 31, 2012 and 2011, the total fair value of share-based awards vested was approximately $1.9 million and $1.0 million, respectively. For the three months ended March 31, 2012 and 2011, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period). For the three months ended March 31, 2012 and 2011, 1,953,500 and 524,500 stock options, respectively, and 199,998 and 1,170,341 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the three months ended March 31, 2012 and 2011, zero and zero stock options, respectively, were exercised, and 883,256 and 327,100 shares were issued under restricted stock unit grants, respectively, yielding approximately $0 and $0, respectively, to the Company.

5. STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three-month periods ended March 31, 2012 and 2011, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2012, the Company had withheld an aggregate of 1,017,879 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          On March 30, 2012, the Company paid its quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis, to stockholders of record at the close of business on March 15, 2012. These dividends totaled approximately $0.9 million. The Company’s Board of Directors reviews the dividend payment each quarter and there can be no assurance that the Company will continue to pay this cash dividend in the future.

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

          As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009. As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters. We are cooperating fully with the SEC. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek with respect to the Company, if any, cannot be predicted at this time.

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

7. NET LOSS PER SHARE OF COMMON STOCK

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended March 31, 2012 and 2011, approximately 4.3 million and 4.5 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,

	2012	2011

Basic and diluted net loss per share:
Numerator:
Loss from continuing operations	$(4,436,778)	$(2,640,428)
Loss from discontinued operations	—	(1,616)
Preferred stock cash dividends	(96,424)	(96,424)

Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(4,533,202)	$(2,738,468)

Denominator:
Weighted average basic and diluted shares outstanding	32,342,541	31,880,600

Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.09)
Loss from discontinued operations	—	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)

Net loss available to common stockholders	$(0.14)	$(0.09)

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

          As of December 31, 2011, the Company had approximately $143 million of federal and state net operating loss carryforwards, which are available through 2031. Based on operating results for the three months ended March 31, 2012 and nine month projections, management expects to generate a tax loss in 2011 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

9. BUSINESS CONCENTRATIONS AND CREDIT RISK

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains all of its cash and cash equivalents and restricted cash in six domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2012, the Company’s cash and cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

          For the three months ended March 31, 2012 and 2011, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2012 and 2011, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

10. RESTRUCTURING AND OTHER CHARGES

          In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation, and in December 2009, the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2009 (the “2009 Restructuring”).

          The following tables display the activity of the 2009 Restructuring reserve account during the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,

	2012	2011

Beginning balance	$674,365	$844,761
Payments	28,382	28,382

Ending balance	$645,983	$816,379

          In December 2011, the Company announced a management transition under which the Company’s chief executive officer would step down from his position by March 31, 2012. Additionally, in December 2011, a senior vice president separated from the Company. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $1.8 million during the year ended December 31, 2011 (the “2011 Restructuring”).

          The following tables display the activity of the 2011 Restructuring reserve account during the three months ended March 31, 2012:

Beginning balance	$1,178,647
Payments	40,365

Ending balance	$1,138,282

          In March 2012, the Company implemented a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $1.7 million during the three ended March 31, 2012 (the “2012 Restructuring”).

          The following tables display the activity of the 2012 Restructuring reserve account during the three months ended March 31, 2012:

	Workforce Reduction	Asset Write-Off	Termination of Vendor Services	Total

Initial charge	$796,927	$627,802	$288,769	$1,713,498
Noncash deductions	—	627,802	220,178	847,980
Payments	27,367	—	—	27,367

Balance March 31, 2012	$769,560	$—	$68,591	$838,151

11. DISCONTINUED OPERATIONS

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

12. OTHER LIABILITIES

          Other liabilities consist of the following:

	March 31, 2012	December 31, 2011

Deferred rent	$3,196,845	$3,277,478
Deferred revenue	930,648	1,077,852
Other liabilities	171,667	214,167

Total other liabilities	$4,299,160	$4,569,497

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

          We report revenue in two categories: premium services and media. Premium services revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

Critical Accounting Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

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

          A summary of our critical accounting policies and estimates can be found in our 2011 Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and March 31, 2011

          Revenue

	For the Three Months Ended March 31,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Revenue:
Premium services	$9,189,981	72%	$9,609,501	68%	-4%
Media	3,625,846	28%	4,511,380	32%	-20%

Total revenue	$12,815,827	100%	$14,120,881	100%	-9%

          Premium services. Premium service revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Revenue is recognized ratably over the contract period.

          Premium services revenue for the three months ended March 31, 2012 decreased by 4% when compared to the three months ended March 31, 2011. This decrease is primarily the result of a 10% decrease in the weighted-average number of subscriptions during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, partially offset by a 7% increase in the average revenue recognized per subscription during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease in the weighted-average number of subscriptions during the period is primarily the result of reduced acquisitions of new subscribers to our products. The increase in the average revenue recognized per subscription during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily the result of the mix of products sold.

          Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

          Media revenue for the three months ended March 31, 2012 decreased by 20% when compared to the three months ended March 31, 2011. The decrease in media revenue was primarily the result of reduced demand from new advertisers as well as from repeat advertisers.

          Operating Expense

	For the Three Months Ended March 31,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$6,435,162	50%	$6,959,048	49%	-8%
Sales and marketing	4,090,249	32%	4,370,773	31%	-6%
General and administrative	3,822,521	30%	4,008,666	28%	-5%
Depreciation and amortization	1,287,262	10%	1,620,849	11%	-21%
Restructuring and other charges	1,713,498	13%	—	—	N/A

Total operating expense	$17,348,692		$16,959,336		2%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense decreased by approximately $0.5 million, or 8%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 7% decrease in average headcount, combined with lower costs related to revenue share payments made to certain distribution partners, the aggregate of which decreased by approximately $0.5 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 50% in the three months ended March 31, 2012, from 49% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

          Sales and marketing expense decreased by approximately $0.3 million, or 6%, over the periods. The decrease was primarily the result of reduced incentive compensation and sales commission expense resulting from decreased revenue, combined with lower credit card processing and consulting fees, the aggregate sum of which decreased by approximately $0.5 million. These cost decreases were partially offset by an investment in the sales and marketing of our premium subscription-based products, including a 2% increase in headcount, as well as higher advertising and promotion costs, the aggregate sum of which increased by approximately $0.3 million. Sales and marketing expense includes $0.05 million of barter expense in the three months ended March 31, 2012, as compared to none in the prior year period. Although the dollar amount of sales and marketing expense decreased over the periods, sales and marketing expense as a percentage of revenue increased to 32% in the three months ended March 31, 2012, from 31% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

          General and administrative expense decreased by approximately $0.2 million, or 5%, over the periods. The decrease was primarily the result of reduced consulting fees, stock-based compensation, professional, training and insurance costs, the aggregate sum of which decreased by approximately $0.3 million. These cost decreases were partially offset by increased recruiting fees totaling approximately $0.2 million. Although the dollar amount of general and administrative expense decreased over the periods, general and administrative expense as a percentage of revenue increased to 30% in the three months ended March 31, 2012, from 28% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.3 million, or 21%, over the periods. The decrease is largely attributable to reductions to the estimated useful life of certain past capitalized Web site development projects during the three months ended March 31, 2011 resulting in increased amortization during that prior year period. As a percentage of revenue, depreciation and amortization expense decreased to 10% in the three months ended March 31, 2012, from 11% in the prior year period.

          Restructuring and other charges. In March 2012, the Company implemented a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $1.7 million during the three months ended March 31, 2012.

          Net Interest Income

	For the Three Months Ended March 31,
			Percent Change
	2012	2011

Net interest income	$96,087	$198,027	-51%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Net Loss

          Net loss for the three months ended March 31, 2012 totaled $4.4 million, or $0.14 per basic and diluted share, compared to net loss totaling $2.6 million, or $0.09 per basic and diluted share, for the three months ended March 31, 2011.

          Liquidity and Capital Resources

          We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for operating purposes. As of March 31, 2012, our cash, cash equivalents, marketable securities, and restricted cash amounted to approximately $71.0 million, representing 62% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $50.1 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years. Marketable securities also include two auction rate securities issued by the District of Columbia with a fair value of approximately $1.4 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2012	December 31, 2011

Cash and cash equivalents	$19,256,130	$44,865,191
Current and noncurrent marketable securities	50,058,433	28,789,603
Current and noncurrent restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$70,974,933	$75,315,164

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions and we perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was not sufficient to cover our expenses during the three-month period ended March 31, 2012. Net cash used in operating activities for the three-month period ended March 31, 2012 totaled approximately $2.4 million, as compared to net cash used in operating activities totaling approximately $1.2 million for the three-month period ended March 31, 2011. The increase in net cash used in operating activities is primarily related to the following:

•	a decrease in the growth of deferred revenue resulting from reduced subscription sales; and
•	an increase in the net loss from continuing operations.

          These increases in net cash used in operating activities were partially offset by reduced declines in both accounts payable and accrued expenses during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

          Net cash used in investing activities of approximately $21.7 million for the three-month period ended March 31, 2012 was primarily the result of approximately $21.2 million of the net purchase of marketable securities combined with approximately $0.5 million of capital expenditures.

          Net cash used in financing activities of approximately $1.5 million for the three-month period ended March 31, 2012 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements, partially offset by cash received from the sale of the Company’s Common Stock.

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

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.3 million through March 31, 2013, primarily related to operating leases. Additionally, our Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of Common Stock and preferred stock (on a common share equivalent basis) during the first quarter of 2012, which resulted in cash expenditures of approximately $0.9 million. Our Board of Directors reviews the dividend payment each quarter and there can be no assurance that we will continue to pay this cash dividend in the future.

          As of December 31, 2011, we had approximately $143 million of federal and state net operating loss carryforwards. Based on operating results for the three months ended March 31, 2012 and nine-month projections, management expects to generate a tax loss in 2012 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to be able to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three months ended March 31, 2012 we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2012, we have withheld an aggregate of 1,017,879 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

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

          As previously disclosed, we conducted a review of the accounting in our former Promotions.com subsidiary, which subsidiary we sold in December 2009. As a result of this review, in February 2010 we filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. The SEC commenced an investigation in March 2010 into the facts surrounding our restatement of previously issued financial statements and related matters. We are cooperating fully with the SEC. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief. The nature of the relief or remedies the SEC may seek with respect to the Company, if any, cannot be predicted at this time.

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but defendant Yelp! Inc. (“Yelp”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp’s motion for summary judgment, finding the Patent to be invalid. In the event such judgment becomes final and nonappealable, plaintiff could not obtain an award of relief against any other party, including the Company, with respect to claims related to the Patent. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

Item 1A.	Risk Factors.

          In addition to the other information set forth in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2011, which we filed with the SEC on March 7, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          On March 7, 2012, in connection with the hiring of Elisabeth DeMarse as the Company’s Chief Executive Officer, the Company sold Ms. DeMarse a total of 75,000 shares of the Company’s Common Stock, for an aggregate purchase price of $135,000, representing a per share price equal to the closing price of the Company’s Common Stock as reported by Nasdaq on the date of sale. The securities so sold were not registered and were issued in reliance upon an exemption from registration requirements. Proceeds from the sale will be used for general corporate purposes.

          The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended March 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

January 1 – 31, 2012	—	$—	—	$2,678,878
February 1 – 29, 2012	—	$—	—	$2,678,878
March 1 – 31, 2012	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation, incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed June 2, 2011.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.2	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.3	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.4	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.5	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
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

THESTREET, INC.

Date: May 7, 2012	By:	/s/ Elisabeth DeMarse

		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: May 7, 2012	By:	/s/ Thomas Etergino

		Name:	Thomas Etergino
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation, incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed June 2, 2011.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.2	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.3	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.4	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
10.5	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections