Form 10-Q
period 2012-06-30
THESTREET, INC.
filed 2012-08-03
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of August 1, 2012)

Common Stock, par value $0.01 per share	32,863,532

TheStreet, Inc.
Form 10-Q

As of and for the Three and Six Months Ended June 30, 2012

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 2)	$20,535,644	$44,865,191
Marketable securities (Note 2)	20,182,450	20,895,238
Accounts receivable, net of allowance for doubtful accounts of $140,027 as of June 30, 2012 and $158,870 as of December 31, 2011	4,732,132	6,225,424
Other receivables, net	824,280	356,219
Prepaid expenses and other current assets	1,791,938	1,421,955
Restricted cash	660,370	660,370

Total current assets	48,726,814	74,424,397

Property and equipment, net of accumulated depreciation and amortization of $15,036,740 as of June 30, 2012 and $13,466,365 as of December 31, 2011	6,666,870	8,494,648
Marketable securities (Note 2)	26,644,072	7,894,365
Other assets	125,312	172,055
Goodwill	24,057,616	24,057,616
Other intangibles, net of accumulated amortization of $5,852,290 as of June 30, 2012 and $5,529,730 as of December 31, 2011	4,509,575	5,370,135
Restricted cash (Note 2)	1,000,000	1,000,000

Total assets	$111,730,259	$121,413,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,403,355	$2,305,589
Accrued expenses	5,489,694	7,970,802
Deferred revenue	18,306,929	17,625,666
Other current liabilities	537,723	509,214

Total current liabilities	26,737,701	28,411,271
Deferred tax liability	288,000	288,000
Other liabilities	3,922,943	4,569,497

Total liabilities	30,948,644	33,268,768

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2012 and December 31, 2011; the aggregate liquidation preference totals $55,000,000 as of June 30, 2012 and December 31, 2011	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 39,441,933 shares issued and 32,755,904 shares outstanding as of June 30, 2012, and 38,461,595 shares issued and 32,131,188 shares outstanding as of December 31, 2011	394,419	384,616
Additional paid-in capital	269,809,193	270,230,246
Accumulated other comprehensive income	(293,820)	(394,600)
Treasury stock at cost; 6,686,029 shares as of June 30, 2012 and 6,330,407 shares as of December 31, 2011	(11,750,434)	(11,010,149)
Accumulated deficit	(177,377,798)	(171,065,720)

Total stockholders’ equity	80,781,615	88,144,448

Total liabilities and stockholders’ equity	$111,730,259	$121,413,216

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011

	(unaudited)		(unaudited)
Net revenue:
Subscription services	$8,849,822	$10,074,931	$18,039,803	$19,684,432
Media	3,631,334	4,953,857	7,257,180	9,465,237

Total net revenue	12,481,156	15,028,788	25,296,983	29,149,669

Operating expense:
Cost of services	5,699,899	6,802,481	12,135,061	13,761,529
Sales and marketing	3,268,859	4,110,501	7,359,108	8,481,274
General and administrative	3,277,171	4,400,438	7,099,692	8,409,104
Depreciation and amortization	1,158,190	1,545,192	2,445,452	3,166,041
Restructuring and other charges	1,280,195	—	2,993,693	—
Gain on disposition of assets	(220,000)	—	(220,000)	—

Total operating expense	14,464,314	16,858,612	31,813,006	33,817,948

Operating loss	(1,983,158)	(1,829,824)	(6,516,023)	(4,668,279)
Net interest income	107,858	176,748	203,945	374,775

Loss from continuing operations before income taxes	(1,875,300)	(1,653,076)	(6,312,078)	(4,293,504)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(1,875,300)	(1,653,076)	(6,312,078)	(4,293,504)
Discontinued operations:
Loss from discontinued operations	—	136	—	1,752

Net loss	(1,875,300)	(1,653,212)	(6,312,078)	(4,295,256)
Preferred stock cash dividends	96,424	96,424	192,848	192,848

Net loss attributable to common stockholders	$(1,971,724)	$(1,749,636)	$(6,504,926)	$(4,488,104)

Basic and diluted net loss per share
Loss from continuing operations	$(0.06)	$(0.05)	$(0.19)	$(0.13)
Loss from discontinued operations	—	(0.00)	—	(0.00)

Net loss	(0.06)	(0.05)	(0.19)	(0.13)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.06)	$(0.05)	$(0.20)	$(0.14)

Weighted average basic and diluted shares outstanding	32,752,651	31,923,813	32,547,596	31,902,326

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011

Net loss	$(1,875,300)	$(1,653,212)	$(6,312,078)	$(4,295,256)
Unrealized gain (loss) on marketable securities	46,866	(82,227)	100,780	(215,895)

Comprehensive loss	$(1,828,434)	$(1,735,439)	$(6,211,298)	$(4,511,151)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,

	2012	2011

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(6,312,078)	$(4,295,256)
Loss from discontinued operations	—	1,752

Loss from continuing operations	(6,312,078)	(4,293,504)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,066,804	1,429,963
Provision for doubtful accounts	76,382	80,690
Depreciation and amortization	2,445,452	3,166,041
Restructuring and other charges	1,396,695	—
Deferred rent	(159,979)	671,474
Noncash barter activity	109,510	—
Gain on disposition of assets	(220,000)	—
Changes in operating assets and liabilities:
Accounts receivable	1,416,910	518,124
Other receivables, net	(468,061)	40,997
Prepaid expenses and other current assets	(715,217)	(218,065)
Other assets	32,961	15,000
Accounts payable	97,766	(466,223)
Accrued expenses	(2,534,003)	(2,183,027)
Deferred revenue	280,976	3,275,530
Other current liabilities	27,221	(16,172)

Net cash (used in) provided by continuing operations	(3,458,661)	2,020,828
Net cash used in discontinued operations	—	(3,577)

Net cash (used in) provided by operating activities	(3,458,661)	2,017,251

Cash Flows from Investing Activities:
Purchase of marketable securities	(41,151,130)	(16,466,052)
Sale and maturity of marketable securities	23,214,991	28,452,354
Capital expenditures	(714,193)	(1,012,748)
Proceeds from the disposition of assets	220,000	—
Sale of Promotions.com	—	265,000

Net cash (used in) provided by investing activities	(18,430,332)	11,238,554

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,642,421)	(1,729,303)
Cash dividends paid on preferred stock	(192,848)	(192,848)
Proceeds from the sale of common stock	135,000	—
Purchase of treasury stock	(740,285)	(321,533)

Net cash used in financing activities	(2,440,554)	(2,243,684)

Net (decrease) increase in cash and cash equivalents	(24,329,547)	11,012,121
Cash and cash equivalents, beginning of period	44,865,191	20,089,660

Cash and cash equivalents, end of period	$20,535,644	$31,101,781

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$—

Cash payments made for income taxes	$—	$—

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

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the six month period ended June 30, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

          During 2011 and the three months ended March 31, 2012, the Company accrued quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation. Beginning with the three months ended June 30, 2012, the Company accrued expenses based upon achievement of periodic performance objectives and full year expectations.

          The Company has evaluated subsequent events for recognition or disclosure.

Recent Accounting Pronouncements

          In May 2011, the FASB issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provides new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company conformed to the new presentation required in ASU 2011-04 beginning with Form 10-Q for the three months ended March 31, 2012.

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

2. CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $20.5 million. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. As of June 30, 2012, the total fair value of these marketable securities was approximately $46.8 million and the total cost basis of was approximately $47.1 million. The maximum maturity for any investment is three years. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.7 million of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City. As the lease agreement allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$20,535,644	$44,865,191
Current and noncurrent marketable securities	46,826,522	28,789,603
Current and noncurrent restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$69,022,536	$75,315,164

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of June 30, 2012 are classified based on the valuation technique level in the table below:

	Total	Level 1	Level 2	Level 3

Description:
Cash and cash equivalents (1)	$20,535,644	$20,535,644	$—	$—
Marketable securities (2)	46,826,522	45,316,522	—	1,510,000

Total at fair value	$67,362,166	$65,852,166	$—	$1,510,000

(1)	Cash and cash equivalents, totaling approximately $20.5 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million as of June 30, 2012. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.3 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at January 1, 2012	$1,410,000
Increase in fair value of investment	100,000

Balance at June 30, 2012	$1,510,000

4. STOCK-BASED COMPENSATION

          For a detailed description of past equity-based compensation activity, please refer to the Company’s 2011 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2011 Form 10-K.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of employee stock options granted during the six months ended June 30, 2012 and 2011 was $0.48 and $1.07, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Six Months Ended June 30,

	2012	2011

Expected option lives	3.5 years	3.5 years
Expected volatility	51.75%	55.98%
Risk-free interest rate	0.58%	1.54%
Expected dividend yield	5.47%	3.51%

          As of June 30, 2012, there remained 844,432 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $0.5 million and $1.1 million of non-cash stock-based compensation for the three and six month periods ended June 30, 2012, respectively, as compared to approximately $0.7 million and $1.4 million for the three and six month periods ended June 30,

2011, respectively. As of June 30, 2012, there was approximately $3.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.3 years.

          A summary of the activity of the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2011	1,008,544	$4.63
Options granted	1,953,500	$1.83
Options cancelled	(50,005)	$3.22
Options expired	(1,666)	$2.75

Awards outstanding, March 31, 2012	2,910,373	$2.77
Options granted	255,874	$1.73
Options cancelled	(216,505)	$2.22
Options expired	(132,495)	$8.76

Awards outstanding, June 30, 2012	2,817,247	$2.44	$—	5.39

Awards vested and expected to vest at June 30, 2012	2,420,712	$2.53	$—	5.26

Awards exercisable at June 30, 2012	425,694	$5.32	$—	1.53

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2011	2,448,376	$—
Restricted stock units granted	199,998	$—
Restricted stock units settled by delivery of common stock upon vesting	(883,256)	$—
Restricted stock units cancelled	(307,337)	$—

Awards outstanding, March 31, 2012	1,457,781	$—
Restricted stock units granted	43,246	$—
Restricted stock units settled by delivery of common stock upon vesting	(22,082)	$—
Restricted stock units cancelled	(116,001)	$—

Awards outstanding, June 30, 2012	1,362,944	$—	$2,044	1.81

Awards vested and expected to vest at June 30, 2012	1,224,007	$—	$1,836	1.68

Awards exercisable at June 30, 2012	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2012 and changes in the six-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2011	3,095,801	$2.39
Shares underlying options granted	2,209,374	$0.48
Shares underlying restricted stock units granted	243,244	$1.77
Shares underlying options vested	(198,736)	$0.93
Shares underlying restricted stock units vested	(905,338)	$2.80
Shares underlying options cancelled	(266,510)	$0.69
Shares underlying restricted stock units cancelled	(423,338)	$2.56

Shares underlying awards unvested at June 30, 2012	3,754,497	$1.31

          For the six months ended June 30, 2012 and 2011, the total fair value of share-based awards vested was approximately $2.0 million and $1.4 million, respectively. For the six months ended June 30, 2012 and 2011, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period). For the six months ended June 30, 2012 and 2011, 2,209,374 and 540,250 stock options, respectively, and 243,244 and 1,200,341 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the six months ended June 30, 2012 and 2011, zero and zero stock options, respectively, were exercised, and 905,338 and 395,470 shares were issued under restricted stock unit grants, respectively, yielding cash proceeds of approximately $0 and $0, respectively, to the Company.

5. STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six-month periods ended June 30, 2012 and 2011, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2012, the Company had withheld an aggregate of 1,021,005 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          On June 29, 2012, the Company paid its quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis, to stockholders of record at the close of business on June 15, 2012. These dividends totaled approximately $0.9 million. When combined with the quarterly cash dividend paid on March 31, 2012, year-to-date dividend payments totaled approximately $1.8 million. The Company’s Board of Directors has suspended the payment of a dividend for the third quarter of 2012 but will continue thereafter to review the dividend payment each quarter. There can be no assurance that the Company will pay this cash dividend in the future.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all defendants other than Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp!’s motion for summary judgment, finding the Patent to be invalid. In the event such judgment becomes final and nonappealable, plaintiff could not obtain an award of relief against any other party, including the Company, with respect to claims related to the Patent. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

7. NET LOSS PER SHARE OF COMMON STOCK

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended June 30, 2012 and 2011, approximately 5.4 million and 5.1 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss. For the six months ended June 30, 2012 and 2011, approximately 4.6 million and 4.8 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2012	2011	2012	2011

Basic and diluted net loss per share:
Numerator:
Loss from continuing operations	$(1,875,300)	$(1,653,076)	$(6,312,078)	$(4,293,504)
Loss from discontinued operations	—	(136)	—	(1,752)
Preferred stock cash dividends	(96,424)	(96,424)	(192,848)	(192,848)

Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(1,971,724)	$(1,749,636)	$(6,504,926)	$(4,488,104)

Denominator:
Weighted average basic and diluted shares outstanding	32,752,651	31,923,813	32,547,596	31,902,326

Basic and diluted net loss per share:
Loss from continuing operations	$(0.06)	$(0.05)	$(0.19)	$(0.13)
Loss from discontinued operations	—	(0.00)	—	(0.00)
Preferred stock cash dividends	(0.00)	(0.00)	(0.01)	(0.01)

Net loss available to common stockholders	$(0.06)	$(0.05)	$(0.20)	$(0.14)

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

          As of December 31, 2011, the Company had approximately $143 million of federal and state net operating loss carryforwards, which are available through 2031. Based on operating results for the six months ended June 30, 2012 and six month projections, management expects to generate a tax loss in 2012 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

9. BUSINESS CONCENTRATIONS AND CREDIT RISK

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains all of its cash and cash equivalents and restricted cash in six domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2012, the Company’s cash and cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

          For the three and six months ended June 30, 2012 and 2011, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2012, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2011, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

          The following table displays the activity of the 2009 Restructuring reserve account during the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,

	2012	2011

Beginning balance	$674,365	$844,761
Payments	64,635	56,764

Ending balance	$609,730	$787,997

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

          The following table displays the activity of the 2011 Restructuring reserve account during the six months ended June 30, 2012:

Beginning balance	$1,178,647
Payments	1,072,549

Ending balance	$106,098

          During the six months ended June 30, 2012, the Company implemented a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.0 million (the “2012 Restructuring”).

          The following table displays the activity of the 2012 Restructuring reserve account during the six months ended June 30, 2012:

	Workforce reduction	Asset write-off	Termination of vendor services	Total

Restructuring charge Q1 2012	$796,927	$627,802	$288,769	$1,713,498
Noncash deductions	—	(627,802)	(220,178)	(847,980)
Payments	(27,367)	—	—	(27,367)

Balance 3/31/12	769,560	—	68,591	838,151
Restructuring charge Q2 2012	897,322	326,500	56,373	1,280,195
Noncash deductions	(222,215)	(326,500)	—	(548,715)
Payments	(694,454)	—	(29,396)	(723,850)

Balance 6/30/12	$750,213	$—	$95,568	$845,781

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

12. OTHER LIABILITIES

          Other liabilities consist of the following:

	June 30, 2012	December 31, 2011

Deferred rent	$3,116,211	$3,277,478
Deferred revenue	677,565	1,077,852
Other liabilities	129,167	214,167

Total other liabilities	$3,922,943	$4,569,497

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          We report revenue in two categories: subscription services and media. Subscription services, previously referred to as premium services, revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Media, previously referred to as marketing services, revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

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

     During 2011 and the three months ended March 31, 2012, the Company accrued quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation. Beginning with the three months ended June 30, 2012, the Company accrued expenses based upon achievement of periodic performance objectives and full year expectations.

          A summary of our critical accounting policies and estimates can be found in our 2011 Form 10-K.

Results of Operations

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

          Revenue

	For the Three Months Ended June 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Revenue:
Subscription services	$8,849,822	71%	$10,074,931	67%	-12%
Media	3,631,334	29%	4,953,857	33%	-27%

Total revenue	$12,481,156	100%	$15,028,788	100%	-17%

          Subscription services. Subscription service revenue is comprised of subscriptions, licenses and fees for access to securities investment information and rate services. Revenue is recognized ratably over the contract period.

          Subscription services revenue for the three months ended June 30, 2012 decreased by 12% when compared to the three months ended June 30, 2011. This decrease is primarily the result of a 17% decrease in the weighted-average number of subscriptions during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, partially offset by a 7% increase in the average revenue recognized per subscription during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in the weighted-average number of subscriptions during the period is primarily the result of reduced acquisitions of new subscribers to our products. The increase in the average revenue recognized per subscription during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily the result of the mix of products sold and higher product pricing.

          Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services, as well as licensing fees paid by third parties to obtain the right to display the Company’s awards logos on their Web sites and marketing materials in relation to certain award designations.

          Media revenue for the three months ended June 30, 2012 decreased by 27% when compared to the three months ended June 30, 2011. The decrease in media revenue was primarily the result of reduced demand from repeat advertisers as well as new advertisers.

          Operating Expense

	For the Three Months Ended June 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$5,699,899	46%	$6,802,481	45%	-16%
Sales and marketing	3,268,859	26%	4,110,501	27%	-20%
General and administrative	3,277,171	26%	4,400,438	29%	-26%
Depreciation and amortization	1,158,190	9%	1,545,192	10%	-25%
Restructuring and other charges	1,280,195	10%	—	—	N/A
Gain on disposition of assets	(220,000)	-2%	—	—	N/A

Total operating expense	$14,464,314		$16,858,612		-14%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense decreased by approximately $1.1 million, or 16%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 30% decrease in average headcount, combined with lower costs related to computer services and supplies, the aggregate of which decreased by approximately $1.4 million. These cost decreases were partially offset by increased costs related to the use of nonemployee content providers, as the company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, combined with higher costs related to revenue share payments made to certain distribution partners, the aggregate of which increased by approximately $0.3 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 46% in the three months ended June 30, 2012, from 45% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

          Sales and marketing expense decreased by approximately $0.8 million, or 20%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 17% decrease in average headcount. Sales and marketing expense includes approximately $0.1 million of barter expense in each of the three month periods ended June 30, 2012 and 2011. Sales and marketing expense as a percentage of revenue decreased to 26% in the three months ended June 30, 2012, from 27% in the prior year period resulting from our cost cutting initiatives.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

          General and administrative expense decreased by approximately $1.1 million, or 26%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 17% decrease in average headcount, combined with lower professional fees and training costs, the aggregate sum of which decreased by approximately $0.9 million. General and administrative expense as a percentage of revenue decreased to 26% in the three months ended June 30, 2012, from 29% in the prior year period resulting from our cost cutting initiatives.

          Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.4 million, or 25%, over the periods. The decrease is largely attributable to revisions to the estimated useful life of certain capitalized Web site development. Depreciation and amortization expense as a percentage of revenue decreased to 9% in the three months ended June 30, 2012, from 10% in the prior year period.

          Restructuring and other charges. In March 2012, the Company began a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts have continued during the second quarter of 2012. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $1.3 million during the three months ended June 30, 2012.

          Gain on disposition of assets. In May 2012, the Company sold certain assets resulting in a gain of approximately $0.2 million.

          Net Interest Income

	For the Three Months Ended June 30,		Percent Change

	2012	2011

Net interest income	$107,858	$176,748	-39%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Net Loss

          Net loss for the three months ended June 30, 2012 totaled approximately $1.9 million, or $0.06 per basic and diluted share, compared to net loss totaling approximately $1.7 million, or $0.05 per basic and diluted share, for the three months ended June 30, 2011.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

          Revenue

	For the Six Months Ended June 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Revenue:
Subscription services	$18,039,803	71%	$19,684,432	68%	-8%
Media	7,257,180	29%	9,465,237	32%	-23%

Total revenue	$25,296,983	100%	$29,149,669	100%	-13%

          Subscription services. Subscription services revenue for the six months ended June 30, 2012 decreased by 8% when compared to the six months ended June 30, 2011. This decrease is primarily the result of a 13% decrease in the weighted-average number of subscriptions during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, partially offset by a 7% increase in the average revenue recognized per subscription during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in the weighted-average number of subscriptions during the period is primarily the result of reduced acquisitions of new subscribers to our products. The increase in the average revenue recognized per subscription during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily the result of the mix of products sold and higher product pricing.

          Media. Media revenue for the six months ended June 30, 2012 decreased by 23% when compared to the six months ended June 30, 2011. The decrease in media revenue was primarily the result of reduced demand from repeat advertisers as well as new advertisers.

          Operating Expense

	For the Six Months Ended June 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$12,135,061	48%	$13,761,529	47%	-12%
Sales and marketing	7,359,108	29%	8,481,274	29%	-13%
General and administrative	7,099,692	28%	8,409,104	29%	-16%
Depreciation and amortization	2,445,452	10%	3,166,041	11%	-23%
Restructuring and other charges	2,993,693	12%	—	—	N/A
Gain on disposition of assets	(220,000)	-1%	—	—	N/A

Total operating expense	$31,813,006		$33,817,948		-6%

          Cost of services. Cost of services expense decreased by approximately $1.6 million, or 12%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 19% decrease in average headcount, combined with lower costs related to computer services and supplies, the aggregate of which decreased by approximately $1.8 million. These cost decreases were partially offset by increased costs related to the use of nonemployee content providers, as the company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, combined with higher costs related to revenue share payments made to certain distribution partners, the aggregate of which increased by approximately $0.2 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 48% in the six months ended June 30, 2012, from 47% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          Sales and marketing. Sales and marketing expense decreased by approximately $1.1 million, or 13%, over the periods. The decrease was primarily the result of reduced compensation expense due to an 8% decrease in average headcount, combined with reductions in credit card processing fees and public relations costs, the aggregate of which decreased by approximately $1.1 million. These cost decreases were partially offset by increased advertising and promotion related expense approximating $0.1 million. Sales and marketing expense includes approximately $0.1 million of barter expense in each of the six month periods ended June 30, 2012 and 2011. Although the dollar amount of sales and marketing expense decreased over the periods, sales and marketing expense as a percentage of revenue approximated 29% in the six months ended June 30, 2012, the same as in the prior year period, as our cost cutting initiatives were offset by the decline in revenue.

          General and administrative. General and administrative expense decreased by approximately $1.3 million, or 16%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 12% decrease in average headcount, combined with lower professional, training, consulting and insurance costs, the aggregate sum of which decreased by approximately $1.3 million. These cost decreases were partially offset by increased recruiting fees approximating $0.2 million. General and administrative expense as a percentage of revenue decreased to 28% in the six months ended June 30, 2012, from 29% in the prior year period resulting from our cost cutting initiatives.

          Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.7 million, or 23%, over the periods. The decrease is largely attributable to revisions to the estimated useful lives of certain capitalized Web site development. Depreciation and amortization expense as a percentage of revenue decreased to 10% in the six months ended June 30, 2012 from 11% in the prior year period.

          Restructuring and other charges. In March 2012, the Company began a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts have continued during the second quarter of 2012. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.0 million during the six months ended June 30, 2012.

          Gain on disposition of assets. In May 2012, the Company sold certain assets resulting in a gain of approximately $0.2 million.

          Net Interest Income

	For the Six Months Ended June 30,		Percent Change

	2012	2011

Net interest income	$203,945	$374,775	-46%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Net Loss

          Net loss for the six months ended June 30, 2012 totaled $6.3 million, or $0.19 per basic and diluted share, compared to net loss totaling $4.3 million, or $0.13 per basic and diluted share, for the six months ended June 30, 2011.

          Liquidity and Capital Resources

          We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for operating purposes. As of June 30, 2012, our cash, cash equivalents, marketable securities, and restricted cash amounted to approximately $69.0 million, representing 62% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $46.8 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years. Marketable securities also include two auction rate securities issued by the District of Columbia with a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2012	December 31, 2011

Cash and cash equivalents	$20,535,644	$44,865,191
Current and noncurrent marketable securities	46,826,522	28,789,603
Current and noncurrent restricted cash	1,660,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$69,022,536	$75,315,164

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions and we perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was not sufficient to cover our expenses during the six-month period ended June 30, 2012. Net cash used in operating activities for the six-month period ended June 30, 2012 totaled approximately $3.5 million, as compared to net cash provided by operating activities totaling approximately $2.0 million for the six-month period ended June 30, 2011. The increase in net cash used in operating activities is primarily related to the following:

•	a decrease in the growth of deferred revenue resulting from reduced subscription sales; and
•	an increase in the net loss from continuing operations.

          These increases in net cash used in operating activities were partially offset by improved collections on outstanding accounts receivable during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

          Net cash used in investing activities of approximately $18.4 million for the six-month period ended June 30, 2012 was primarily the result of approximately $17.9 million of the net purchases of marketable securities combined with approximately $0.7 million of capital expenditures, partially offset by the proceeds from the disposition of assets of approximately $0.2 million.

          Net cash used in financing activities of approximately $2.4 million for the six-month period ended June 30, 2012 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements, partially offset by cash received from the sale of the Company’s Common Stock.

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

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.2 million through June 30, 2013, primarily related to operating leases. Additionally, our Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of Common Stock and preferred stock (on a common share equivalent basis) during each of the first two quarters of 2012, which resulted in cash expenditures of approximately $1.8 million. Our Board of Directors has suspended the dividend payment for the third quarter of 2012 but will continue thereafter to review the dividend payment each quarter. There can be no assurance that we will pay this cash dividend in the future.

          As of December 31, 2011, we had approximately $143 million of federal and state net operating loss carryforwards. Based on operating results for the six months ended June 30, 2012 and six-month projections, management expects to generate a tax loss in 2012 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to be able to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six months ended June 30, 2012 we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2012, we have withheld an aggregate of 1,021,005 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

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

          In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al., (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al., (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all defendants other than Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc., (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp!’s motion for summary judgment, finding the Patent to be invalid. In the event such judgment becomes final and nonappealable, plaintiff could not obtain an award of relief against any other party, including the Company, with respect to claims related to the Patent. The Company intends to vigorously defend itself and believes it has meritorious defenses. Due to the early stage of this matter and the inherent uncertainties of litigation, the ultimate outcome of this matter is uncertain.

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

          The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended June 30, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *

April 1 – 30, 2012	—	$—	—	$2,678,878
May 1 – 31, 2012	—	$—	—	$2,678,878
June 1 – 30, 2012	—	$—	—	$2,678,878

Total	—	$—	—	$2,678,878

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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Letter agreement dated as of June 26, 2012 between the Company and Gregory Barton.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
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

THESTREET, INC.

Date: August 3, 2012	By:	/s/ Elisabeth DeMarse

		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: August 3, 2012	By:	/s/ Thomas Etergino

		Name:	Thomas Etergino
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

*3.1	Restated Certificate of Incorporation of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 14, 2011.
*3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation, incorporated by reference to the Exhibit to the Company’s Current Report on Form 8-K filed June 2, 2011.
*3.3	Amended and Restated Bylaws of the Company, incorporated by reference to the Exhibits to the Company’s Annual Report on Form 10-K filed March 30, 2000.
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

*4.6	Warrant dated November 15, 2007 issued by the Company to TCV VI, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.7	Warrant dated November 15, 2007 issued by the Company to TCV Member Fund, L.P., incorporated by reference to the Exhibits to the Company’s Current Report on Form 8-K filed November 20, 2007.
*4.8	Specimen certificate for the Company’s shares of common stock, incorporated by reference to the Exhibits to Amendment 3 to the Company’s Registration Statement on Form S-1 filed April 19, 1999.
10.1	Letter agreement dated as of June 26, 2012 between the Company and Gregory Barton.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

*	Incorporated by reference
**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections