Form 10-Q
period 2012-09-30
THESTREET, INC.
filed 2012-11-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of November 6, 2012)

Common Stock, par value $0.01 per share	32,894,111

TheStreet, Inc.
Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2012

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents (Note 3)	$19,669,082	$44,865,191
Marketable securities (Note 3)	17,127,107	20,895,238
Accounts receivable, net of allowance for doubtful accounts of $154,175 as of September 30, 2012 and $158,870 as of December 31, 2011	4,831,404	6,225,424
Other receivables, net	1,174,407	356,219
Prepaid expenses and other current assets	1,553,959	1,421,955
Restricted cash	660,370	660,370

Total current assets	45,016,329	74,424,397

Property and equipment, net of accumulated depreciation and amortization of $15,894,017 as of September 30, 2012 and $13,466,365 as of December 31, 2011	6,610,318	8,494,648
Marketable securities (Note 3)	22,715,811	7,894,365
Other assets	110,780	172,055
Goodwill	25,726,239	24,057,616
Other intangibles, net of accumulated amortization of $6,164,272 as of September 30, 2012 and $5,529,730 as of December 31, 2011	11,562,593	5,370,135
Restricted cash (Note 3)	1,301,000	1,000,000

Total assets	$113,043,070	$121,413,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,223,595	$2,305,589
Accrued expenses	6,750,030	7,970,802
Deferred revenue	20,862,328	17,625,666
Other current liabilities	986,431	509,214

Total current liabilities	30,822,384	28,411,271
Deferred tax liability	288,000	288,000
Other liabilities	4,735,702	4,569,497

Total liabilities	35,846,086	33,268,768

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2012 and December 31, 2011; the aggregate liquidation preference totals $55,000,000 as of September 30, 2012 and December 31, 2011	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 39,625,079 shares issued and 32,877,360 shares outstanding as of September 30, 2012, and 38,461,595 shares issued and 32,131,188 shares outstanding as of December 31, 2011	396,251	384,616
Additional paid-in capital	270,374,962	270,230,246
Accumulated other comprehensive income	(129,153)	(394,600)
Treasury stock at cost; 6,747,719 shares as of September 30, 2012 and 6,330,407 shares as of December 31, 2011	(11,840,818)	(11,010,149)
Accumulated deficit	(181,604,313)	(171,065,720)

Total stockholders’ equity	77,196,984	88,144,448

Total liabilities and stockholders’ equity	$113,043,070	$121,413,216

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011

	(unaudited)		(unaudited)
Net revenue:
Subscription services	$9,101,050	$9,994,184	$27,140,853	$29,678,616
Media	2,496,705	4,346,907	9,753,885	13,812,144

Total net revenue	11,597,755	14,341,091	36,894,738	43,490,760

Operating expense:
Cost of services	5,699,275	6,274,741	17,834,336	20,036,270
Sales and marketing	2,717,794	4,640,908	10,076,902	13,122,182
General and administrative	3,143,160	3,750,475	10,242,852	12,159,579
Depreciation and amortization	1,295,197	1,326,484	3,740,649	4,492,525
Restructuring and other charges	3,046,104	—	6,039,797	—
Loss (gain) on disposition of assets	14,011	—	(205,989)	—

Total operating expense	15,915,541	15,992,608	47,728,547	49,810,556

Operating loss	(4,317,786)	(1,651,517)	(10,833,809)	(6,319,796)
Net interest income	91,271	155,123	295,216	529,898

Loss from continuing operations before income taxes	(4,226,515)	(1,496,394)	(10,538,593)	(5,789,898)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(4,226,515)	(1,496,394)	(10,538,593)	(5,789,898)
Discontinued operations:
Loss from discontinued operations	—	46	—	1,798

Net loss	(4,226,515)	(1,496,440)	(10,538,593)	(5,791,696)
Preferred stock cash dividends	—	96,424	192,848	289,272

Net loss attributable to common stockholders	$(4,226,515)	$(1,592,864)	$(10,731,441)	$(6,080,968)

Basic and diluted net loss per share
Loss from continuing operations	$(0.13)	$(0.05)	$(0.32)	$(0.18)
Loss from discontinued operations	—	(0.00)	—	(0.00)

Net loss	(0.13)	(0.05)	(0.32)	(0.18)
Preferred stock cash dividends	—	(0.00)	(0.01)	(0.01)

Net loss attributable to common stockholders	$(0.13)	$(0.05)	$(0.33)	$(0.19)

Weighted average basic and diluted shares outstanding	32,848,076	31,994,227	32,648,487	31,933,296

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011

Net loss	$(4,226,515)	$(1,496,440)	$(10,538,593)	$(5,791,696)

Unrealized gain (loss) on marketable securities	164,667	(440,558)	265,447	(656,453)

Comprehensive loss	$(4,061,848)	$(1,936,998)	$(10,273,146)	$(6,448,149)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2012	2011

	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(10,538,593)	$(5,791,696)
Loss from discontinued operations	—	1,798

Loss from continuing operations	(10,538,593)	(5,789,898)

Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,632,405	2,166,161
Provision for doubtful accounts	100,887	133,089
Depreciation and amortization	3,740,649	4,492,525
Restructuring and other charges	1,396,695	—
Deferred rent	(239,968)	742,447
Noncash barter activity	126,940	—
Gain on disposition of assets	(205,989)	—
Changes in operating assets and liabilities:
Accounts receivable	2,058,490	1,538,860
Other receivables, net	(502,866)	(272,110)
Prepaid expenses and other current assets	(334,508)	(160,091)
Other assets	40,601	5,119
Accounts payable	(473,986)	(420,271)
Accrued expenses	(1,531,416)	(1,074,228)
Deferred revenue	(1,139,243)	1,948,915
Other current liabilities	113,626	10,609

Net cash (used in) provided by continuing operations	(5,756,276)	3,321,127
Net cash used in discontinued operations	—	(3,669)

Net cash (used in) provided by operating activities	(5,756,276)	3,317,458

Cash Flows from Investing Activities:
Purchase of marketable securities	(41,151,130)	(24,854,469)
Sale and maturity of marketable securities	30,363,261	39,603,926
Capital expenditures	(915,263)	(1,475,768)
Proceeds from the disposition of assets	222,300	—
Purchase of The Deal, LLC	(5,430,063)	—
Sale of Promotions.com	—	265,000

Net cash (used in) provided by investing activities	(16,910,895)	13,538,689

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,640,421)	(2,595,645)
Cash dividends paid on preferred stock	(192,848)	(289,272)
Proceeds from the sale of common stock	135,000	—
Purchase of treasury stock	(830,669)	(351,316)

Net cash used in financing activities	(2,528,938)	(3,236,233)

Net (decrease) increase in cash and cash equivalents	(25,196,109)	13,619,914
Cash and cash equivalents, beginning of period	44,865,191	20,089,660

Cash and cash equivalents, end of period	$19,669,082	$33,709,574

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$—

Cash payments made for income taxes	$—	$—

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

          Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning. With our recent acquisition of The Deal, LLC, we now are able to provide dealmakers, advisers and institutional investors with sophisticated analysis of the mergers and acquisitions environment.

Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the nine month period ended September 30, 2012 is not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

          During 2011 and the three months ended March 31, 2012, the Company accrued quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation. Beginning with the three months ended June 30, 2012, the Company accrued cash incentive compensation expense based upon achievement of periodic performance objectives and full year expectations.

          The Company has evaluated subsequent events for recognition or disclosure.

Recent Accounting Pronouncements

          In May 2011, the FASB issued FASB ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 provided new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provided a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance was effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company conformed to the new presentation required in ASU 2011-04 beginning with Form 10-Q for the three months ended March 31, 2012.

          In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity. The standard did not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there was no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The Company adopted ASU 2011-05 in the first quarter of 2012 and disclosed comprehensive income in its unaudited consolidated statement of comprehensive income and note that this guidance affects financial statement presentation only and has no impact on the Company’s consolidated financial statements.

          In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 31, 2011. Early adoption was permitted. The implementation of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

          In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance gives companies the option to first perform a qualitative assessment to determine whether an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. ASU 2012-02 applies to public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of ASU 2012-02 to have a material impact on the Company’s consolidated financial statements.

2.       ACQUISITION

          On September 11, 2012, the Company acquired 100% of the equity interests of The Deal LLC (“The Deal”). The Deal is a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The purchase price of the acquisition was approximately $5.8 million, of which $0.6 million was placed in escrow pursuant to the terms of an escrow agreement which will be used to secure indemnity obligations for a period of 18 months. Additionally, the Company assumed net liabilities approximating $5.0 million. The Company believes that the acquisition of The Deal will advance its strategic objectives by increasing both subscribers and content. The Deal’s marquee customer base of 40,000 professionals, including senior-level bankers, law firm partners, private equity partners and hedge fund notables is expected to provide an additional source of recurring revenue with high renewals and attractive margins. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from The Deal, and as a result, the Company recorded $1.7 million of goodwill in connection with this transaction. The goodwill is expected to be deductible over 15 years for income tax purposes.

          The results of operations were included in the condensed consolidated financial statements for the three and nine months ended September 30, 2012 from September 11, 2012, the date of the acquisition. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date. The preliminary fair value estimates for the assets and liabilities were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

	Amortization Life (in years)	Amount

Accounts receivable, net		$765,357
Other receivables		315,322
Prepaid expenses and other current assets		168,492
Property and equipment, net		729,400
Identifiable intangible assets:
- Subscriber relationships	10	2,960,000
- Client data base	10	3,170,000
- Software	5	685,000
- Trade name	10	480,000
- Advertiser relationships	6	70,000
Restricted cash		301,000
Accounts payable		(391,992)
Accrued expenses		(1,368,270)
Deferred revenue		(3,761,210)
Other current liabilities		(361,659)

Total identifiable net assets		3,761,440
Goodwill		1,668,623

Total consideration		$5,430,063

          Acquisition related costs totaling $0.4 million are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2012.

          Unaudited pro forma consolidated financial information is presented below as if the acquisition of The Deal had occurred on January 1, 2011. The results have been adjusted to account for the amortization of acquired intangible assets and to eliminate interest expense related to short term notes payable to related parties of The Deal, which liabilities were not assumed by the Company. The proforma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended

	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Total revenue	$13,521,261	$17,065,851	$44,365,052	$51,691,422
Net loss	$4,933,368	$2,830,383	$13,892,434	$9,933,391
Basic and diluted net loss per share	$0.15	$0.09	$0.43	$0.31

3.       CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

          The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling $19.7 million. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. As of September 30, 2012, the total fair value of these marketable securities was approximately $39.8 million and the total cost basis of was approximately $40.0 million. With the exception of the ARS, the maximum maturity for any investment is three years. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $2.0 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City. As one of the lease agreement allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$19,669,082	$44,865,191
Current and noncurrent marketable securities	39,842,918	28,789,603
Current and noncurrent restricted cash	1,961,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$61,473,370	$75,315,164

4.       FAIR VALUE MEASUREMENTS

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

          Financial assets and liabilities included in our financial statements and measured at fair value as of September 30, 2012 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3

Cash and cash equivalents (1)	$19,669,082	$19,669,082	$—	$—
Marketable securities (2)	39,842,918	38,312,918	—	1,530,000

Total at fair value	$59,512,000	$57,982,000	$—	$1,530,000

(1)	Cash and cash equivalents, totaling approximately $19.7 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million as of September 30, 2012. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2012, the Company determined there was a decline in the fair value of its ARS investments of approximately $0.3 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

          The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities

Balance at January 1, 2012	$1,410,000
Increase in fair value of investment	120,000

Balance at September 30, 2012	$1,530,000

5.       STOCK-BASED COMPENSATION

          For a detailed description of past equity-based compensation activity, please refer to the Company’s 2011 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2011 Form 10-K.

          The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of employee stock options granted during the nine months ended September 30, 2012 and 2011 was $0.48 and $1.07, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Nine Months Ended September 30,

	2012	2011

Expected option lives	3.5 years	3.5 years
Expected volatility	50.71%	55.92%
Risk-free interest rate	0.56%	1.52%
Expected dividend yield	4.30%	3.51%

          As of September 30, 2012, there remained 395,928 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $0.6 million and $1.6 million of non-cash stock-based compensation for the three and nine month periods ended September 30, 2012, respectively, as compared to approximately $0.7 million and $2.2 million for the three and nine month periods ended September 30, 2011, respectively. As of September 30, 2012, there was approximately $3.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.4 years.

          A summary of the activity of the Company’s 1998 Stock Incentive Plan (the “1998 Plan”), the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2011	1,008,544	$4.63
Options granted	1,953,500	$1.83
Options cancelled	(50,005)	$3.22
Options expired	(1,666)	$2.75

Awards outstanding, March 31, 2012	2,910,373	$2.77
Options granted	255,874	$1.73
Options cancelled	(216,505)	$2.22
Options expired	(132,495)	$8.76

Awards outstanding, June 30, 2012	2,817,247	$2.44
Options granted	596,500	$1.40
Options cancelled	(28,501)	$2.72
Options expired	(99,495)	$2.60

Awards outstanding, September 30, 2012	3,285,751	$2.25	$78	5.32

Awards vested and expected to vest at September 30, 2012	2,832,595	$2.32	$63	5.24

Awards exercisable at September 30, 2012	343,081	$6.00	$—	1.65

          A summary of the activity of the 1998 Plan and 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)

Awards outstanding, December 31, 2011	2,448,376	$—
Restricted stock units granted	199,998	$—
Restricted stock units settled by delivery of common stock upon vesting	(883,256)	$—
Restricted stock units cancelled	(307,337)	$—

Awards outstanding, March 31, 2012	1,457,781	$—
Restricted stock units granted	43,246	$—
Restricted stock units settled by delivery of common stock upon vesting	(22,082)	$—
Restricted stock units cancelled	(116,001)	$—

Awards outstanding, June 30, 2012	1,362,944	$—
Restricted stock units granted	—	$—
Restricted stock units settled by delivery of common stock upon vesting	(183,146)	$—
Restricted stock units cancelled	(20,000)	$—

Awards outstanding, September 30, 2012	1,159,798	$—	$1,774	1.65

Awards vested and expected to vest at September 30, 2012	1,024,611	$—	$1,568	1.31

Awards exercisable at September 30, 2012	—	$—	$—	—

          A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2012 and changes in the Nine-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value

Shares underlying awards unvested at December 31, 2011	3,095,801	$2.39
Shares underlying options granted	2,805,874	$0.48
Shares underlying restricted stock units granted	243,244	$1.77
Shares underlying options vested	(215,618)	$0.94
Shares underlying restricted stock units vested	(1,088,484)	$2.69
Shares underlying options cancelled	(295,011)	$0.70
Shares underlying restricted stock units cancelled	(443,338)	$2.55

Shares underlying awards unvested at September 30, 2012	4,102,468	$1.15

          For the nine months ended September 30, 2012 and 2011, the total fair value of share-based awards vested was approximately $2.3 million and $1.6 million, respectively. For the nine months ended September 30, 2012 and 2011, the total intrinsic value of options exercised was $0 and $0, respectively (no options were exercised in either period). For the nine months ended September 30, 2012 and 2011, 2,805,874 and 550,250 stock options, respectively, and 243,244 and 1,240,341 restricted stock units, respectively, were granted to employees of the Company. Additionally, for the nine months ended September 30, 2012 and 2011, zero and zero stock options, respectively, were exercised, and 1,088,484 and 462,947 shares were issued under restricted stock unit grants, respectively, yielding cash proceeds of approximately $0 and $0, respectively, to the Company.

6.       STOCKHOLDERS’ EQUITY

Treasury Stock

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine-month periods ended September 30, 2012 and 2011, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Plan and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2012, the Company had withheld an aggregate of 1,082,695 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

          During both the first and second quarters of 2012, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $1.8 million. The Company’s Board of Directors has suspended the payment of a dividend for the third quarter of 2012 but will continue thereafter to review the dividend payment each quarter. There can be no assurance that the Company will pay this cash dividend in the future.

7.       LEGAL PROCEEDINGS

          As previously disclosed, the Company conducted a review of the accounting of its former Promotions.com subsidiary, which subsidiary we sold in December 2009. As a result of this review, in February 2010 the Company filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. Thereafter, the SEC commenced an investigation regarding the matter. We are cooperating fully with the SEC. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.

          The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

8.       NET LOSS PER SHARE OF COMMON STOCK

          Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended September 30, 2012 and 2011, approximately 5.5 million and 5.0 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss. For the nine months ended September 30, 2012 and 2011, approximately 4.6 million and 4.8 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

          The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2012	2011	2012	2011

Basic and diluted net loss per share:
Numerator:
Loss from continuing operations	$(4,226,515)	$(1,496,394)	$(10,538,593)	$(5,789,898)
Loss from discontinued operations	—	(46)	—	(1,798)
Preferred stock cash dividends	—	(96,424)	(192,848)	(289,272)

Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(4,226,515)	$(1,592,864)	$(10,731,441)	$(6,080,968)

Denominator:
Weighted average basic and diluted shares outstanding	32,848,076	31,994,227	32,648,487	31,933,296

Basic and diluted net loss per share:
Loss from continuing operations	$(0.13)	$(0.05)	$(0.32)	$(0.18)
Loss from discontinued operations	—	(0.00)	—	(0.00)
Preferred stock cash dividends	—	(0.00)	(0.01)	(0.01)

Net loss available to common stockholders	$(0.13)	$(0.05)	$(0.33)	$(0.19)

9.       INCOME TAXES

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

          As of December 31, 2011, the Company had approximately $141 million of federal and state net operating loss carryforwards, which are available through 2031. Based on operating results for the nine months ended September 30, 2012 and three month projections, management expects to generate a tax loss in 2012 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

10.      BUSINESS CONCENTRATIONS AND CREDIT RISK

          Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains all of its cash and cash equivalents and restricted cash in six domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2012, the Company’s cash and cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

          For the three and nine months ended September 30, 2012 and 2011, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2012, one individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2011, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

11.      RESTRUCTURING AND OTHER CHARGES

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

          The following table displays the activity of the 2009 Restructuring reserve account during the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,

	2012	2011

Beginning balance	$674,365	$844,761
Reduction to prior estimate	288,667	—
Payments	95,641	142,014

Ending balance	$290,057	$702,747

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

          The following table displays the activity of the 2011 Restructuring reserve account during the nine months ended September 30, 2012:

Beginning balance	$1,178,647
Payments	1,175,565

Ending balance	$3,082

          During the nine months ended September 30, 2012, the Company implemented a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $2.9 million. Additionally, as a result of the Company’s acquisition of The Deal, LLC (“the Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.2 million. Collectively, these activities are referred to as the “2012 Restructuring”.

          The following table displays the activity of the 2012 Restructuring reserve account during the nine months ended September 30, 2012:

	Workforce Reduction	Asset Write-Off	Termination of Vendor Services	Lease Termination	Total

Restructuring charge Q1 2012	$796,927	$627,802	$288,769	$—	$1,713,498
Noncash deductions	—	(627,802)	(220,178)	—	(847,980)
Payments	(27,367)	—	—	—	(27,367)

Balance 3/31/12	769,560	—	68,591	—	838,151
Restructuring charge Q2 2012	897,322	326,500	56,373	—	1,280,195
Noncash deductions	(222,215)	(326,500)	—	—	(548,715)
Payments	(694,454)	—	(29,396)	—	(723,850)

Balance 6/30/12	750,213	—	95,568	—	845,781
Restructuring charge Q3 2012	1,130,718	—	119,053	2,085,000	3,334,771
Payments	(920,811)	—	(37,877)	(33,056)	(991,744)

Balance 9/30/12	$960,120	$—	$176,744	$2,051,944	$3,188,808

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

13.      OTHER LIABILITIES

          Other liabilities consist of the following:

	September 30, 2012	December 31, 2011

Deferred rent	$3,035,578	$3,277,478
Noncurrent restructuring charge	1,150,300	—
Deferred revenue	463,158	1,077,852
Other liabilities	86,666	214,167

Total other liabilities	$4,735,702	$4,569,497

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

          On September 11, 2012, we acquired The Deal, LLC, a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The Deal Pipeline was created for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge and provides full access to 100-plus pieces of proprietary commentary, analysis and data produced every day by The Deal’s editors. We believe this acquisition will advance our strategic objectives by increasing both subscribers and content. We believe that The Deal’s marquee customer base of 40,000 professionals, including senior-level bankers, law firm partners, private equity partners and hedge fund notables, will provide us with an additional source of recurring revenue with high renewals and attractive margins. The purchase price was approximately $5.8 million, of which $0.6 million was placed in escrow to secure indemnity obligations and we assumed net liabilities approximating $5.0 million.

          Our business operations were recently disrupted by super storm Sandy, which had a significant impact on the Northeast. Our headquarters are located on Wall Street in New York City and we were unable to access our offices for several days. The NYSE was closed for two full trading days due to the storm which also had an impact on other financial services companies located in the Northeast and elsewhere. Although we maintain business interruption insurance which may cover a portion of the losses incurred by us during this time, there is no assurance that it will do so and there may be secondary effects of the storm on our business in the fourth quarter.

          We report revenue in two categories: subscription services and media. Subscription services, previously referred to as premium services, is comprised of subscriptions, licenses and fees for access to securities investment information, rate services and transactional information pertaining to the mergers and acquisitions environment. Media, previously referred to as marketing services, is comprised of fees charged for the placement of advertising and sponsorships within our services.

Critical Accounting Estimates

          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	incentive cash compensation,
•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	estimates in connection with the allocation of the purchase price of The Deal, LLC to the fair value of the assets acquired and liabilities assumed,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, and
•	restructuring charges.

          We perform annual impairment tests of goodwill and other intangible assets with indefinite lives at the end of the third quarter of each year or when circumstances arise that indicate a possible impairment might exist. Based upon an annual impairment test performed as of September 30, 2012, no impairment was indicated as the Company’s fair value exceeded its book value by approximately 13%. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock and the estimated fair value of the Company’s outstanding Preferred Shares. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

          During 2011 and the three months ended March 31, 2012, the Company accrued quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation. Beginning with the three months ended June 30, 2012, the Company accrued cash incentive compensation expense based upon achievement of periodic performance objectives and full year expectations.

          A summary of our critical accounting policies and estimates can be found in our 2011 Form 10-K.

Results of Operations

Comparison of Three Months Ended September 30, 2012 and September 30, 2011

          Revenue

	For the Three Months Ended September 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Revenue:
Subscription services	$9,101,050	78%	$9,994,184	70%	-9%
Media	2,496,705	22%	4,346,907	30%	-43%

Total revenue	$11,597,755	100%	$14,341,091	100%	-19%

          Subscription services. Subscription service revenue is comprised of subscriptions, licenses and fees for access to securities investment information, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

          Subscription services revenue for the three months ended September 30, 2012 decreased by 9% when compared to the three months ended September 30, 2011. This decrease is primarily the result of an 18% decrease in the weighted-average number of subscriptions during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, partially offset by an 8% increase in the average revenue recognized per subscription during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, combined with approximately $0.4 million of revenue related to the operations of The Deal, LLC (“The Deal”), which was acquired on September 11, 2012. The decrease in the weighted-average number of subscriptions during the period is primarily the result of reduced acquisitions of new subscribers to our products. The increase in the average revenue recognized per subscription during the period is primarily the result of the mix of products sold and higher product pricing.

          Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.

          Media revenue for the three months ended September 30, 2012 decreased by 43% when compared to the three months ended September 30, 2011. The decrease in media revenue was primarily the result of reduced demand from both repeat advertisers as well as new advertisers.

          Operating Expense

	For the Three Months Ended September 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$5,699,275	49%	$6,274,741	44%	-9%
Sales and marketing	2,717,794	23%	4,640,908	32%	-41%
General and administrative	3,143,160	27%	3,750,475	26%	-16%
Depreciation and amortization	1,295,197	11%	1,326,484	9%	-2%
Restructuring and other charges	3,046,104	26%	—	—	N/A
Gain on disposition of assets	14,011	0%	—	—	N/A

Total operating expense	$15,915,541		$15,992,608		-0%

          Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

          Cost of services expense decreased by approximately $0.6 million, or 9%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 34% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower costs related to data used on the Company’s Web sites and computer services and supplies, the aggregate of which decreased by approximately $1.4 million. These cost decreases were partially offset by increased revenue share payments made to certain distribution partners, the use of nonemployee content providers, as the company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, as well as costs associated with the operations of The Deal since its acquisition, the aggregate of which increased by approximately $0.9 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 49% in the three months ended September 30, 2012, from 44% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

          Sales and marketing expense decreased by approximately $1.9 million, or 41%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 32% decrease in average headcount (excluding the impact of headcount of The Deal) combined with lower advertising and promotion related spending, recruiting fees and travel and entertainment costs, the aggregate of which decreased by approximately $2.1 million. These cost decreases were partially offset by increased advertisement serving costs and consulting fees, as well as costs associated with the operations of The Deal since its acquisition, the aggregate of which increased by approximately $0.3 million. Sales and marketing expense includes approximately $0.0 million and $0.1 million of barter expense in the three month periods ended September 30, 2012 and 2011, respectively. Sales and marketing expense as a percentage of revenue decreased to 23% in the nine months ended September 30, 2012, from 32% in the prior year period resulting from our cost cutting initiatives.

          General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

          General and administrative expense decreased by approximately $0.6 million, or 16%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 20% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower professional fees and occupancy costs, the aggregate sum of which decreased by approximately $1.1 million. These cost decreases were partially offset by increased costs related to the Company’s acquisition and subsequent operation of The Deal since its acquisition, the aggregate of which increased by approximately $0.5 million. General and administrative expense as a percentage of revenue increased to 27% in the three months ended September 30, 2012, from 26% in the prior year period as our cost cutting initiatives did not completely offset the decline in revenue.

          Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.0 million, or 2%, over the periods. Depreciation and amortization expense as a percentage of revenue increased to 11% in the three months ended September 30, 2012, from 9% in the prior year period.

          Restructuring and other charges. In March 2012, the Company began a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts continued through the third quarter of 2012 resulting in restructuring and other charges from continuing operations of approximately $0.2 million during the three months ended September 30, 2012. Additionally, as a result of the Company’s acquisition of The Deal, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.2 million during the three months ended September 30, 2012. These activities were offset by a reduction to previously estimated restructuring and other charges resulting in a net credit of approximately $0.3 million.

          Net Interest Income

	For the Three Months Ended September 30,
			Percent Change

	2012	2011

Net interest income	$91,271	$155,123	-41%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Net Loss

          Net loss for the three months ended September 30, 2012 totaled approximately $4.2 million, or $0.13 per basic and diluted share, compared to net loss totaling approximately $1.5 million, or $0.05 per basic and diluted share, for the three months ended June 30, 2011. The increase in the net loss is largely the result of restructuring and other charges recorded during the three months ended September 30, 2012 that approximated $3.0 million. Net loss for the three months ended September 30, 2012 also included a net loss of approximately $0.1 million related to the operations of The Deal since its acquisition.

Comparison of Nine Months Ended September 30, 2012 and September 30, 2011

          Revenue

	For the Nine Months Ended September 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Revenue:
Subscription services	$27,140,853	74%	$29,678,616	68%	-9%
Media	9,753,885	26%	13,812,144	32%	-29%

Total revenue	$36,894,738	100%	$43,490,760	100%	-15%

          Subscription services. Subscription services revenue for the nine months ended September 30, 2012 decreased by 9% when compared to the nine months ended September 30, 2011. This decrease is primarily the result of a 15% decrease in the weighted-average number of subscriptions during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, partially offset by a 7% increase in the average revenue recognized per subscription during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, combined with approximately $0.4 million of revenue related to the operations of The Deal since its acquisition. The decrease in the weighted-average number of subscriptions during the period is primarily the result of reduced acquisitions of new subscribers to our products. The increase in the average revenue recognized per subscription during the period is primarily the result of the mix of products sold and higher product pricing.

          Media. Media revenue for the nine months ended September 30, 2012 decreased by 29% when compared to the nine months ended September 30, 2011. The decrease in media revenue was primarily the result of reduced demand from both repeat advertisers as well as new advertisers.

          Operating Expense

	For the Nine Months Ended September 30,

	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change

Operating expense:
Cost of services	$17,834,336	48%	$20,036,270	46%	-11%
Sales and marketing	10,076,902	27%	13,122,182	30%	-23%
General and administrative	10,242,852	28%	12,159,579	28%	-16%
Depreciation and amortization	3,740,649	10%	4,492,525	10%	-17%
Restructuring and other charges	6,039,797	16%	—	—	N/A
Gain on disposition of assets	(205,989)	-1%	—	—	N/A

Total operating expense	$47,728,547		$49,810,556		-4%

          Cost of services. Cost of services expense decreased by approximately $2.2 million, or 11%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 23% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower costs related to computer services and supplies, data used on the Company’s Web sites and consulting fees, the aggregate of which decreased by approximately $3.3 million. These cost decreases were partially offset by increased costs related to revenue share payments made to certain distribution partners, the use of nonemployee content providers, as the company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, as well as costs associated with the operations of The Deal since its acquisition, the aggregate of which increased by approximately $1.1 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 48% in the nine months ended September 30, 2012, from 46% in the prior year period, as our cost cutting initiatives did not completely offset the decline in revenue.

          Sales and marketing. Sales and marketing expense decreased by approximately $3.0 million, or 23%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 16% decrease in average headcount (excluding the impact of headcount of The Deal), combined with reductions in advertising and promotion related spending, travel and entertainment costs, credit card processing fees, recruiting charges and public relations costs, the aggregate of which decreased by approximately $3.3 million. These cost decreases were partially offset by costs associated with the operations of The Deal since its acquisition as well as increased advertisement serving costs, the aggregate of which increased by approximately $0.2 million. Sales and marketing expense includes approximately $0.1 million and $0.2 million of barter expense in the nine month periods ended September 30, 2012 and 2011, respectively. Sales and marketing expense as a percentage of revenue decreased to 27% in the nine months ended September 30, 2012, from 30% in the prior year period resulting from our cost cutting initiatives.

          General and administrative. General and administrative expense decreased by approximately $1.9 million, or 16%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 14% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower professional fees (inclusive of those relating to a review of certain accounting matters in our former Promotions.com subsidiary), occupancy, training and consulting costs, the aggregate sum of which decreased by approximately $2.3 million. These cost decreases were partially offset by increased recruiting fees, combined with costs related to the Company’s acquisition and subsequent operation of The Deal since its acquisition, the aggregate of which increased by approximately $0.5 million. General and administrative expense as a percentage of revenue approximated 28% in the nine months ended September 30, 2012, the same as in the prior year period, as our cost cutting initiatives were offset by the decline in revenue.

          Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.8 million, or 17%, over the periods. The decrease is largely attributable to reductions to the estimated useful lives of certain capitalized Web site development in the prior year period. Depreciation and amortization expense as a percentage of revenue approximated 10% in the nine months ended September 30, 2012, the same as in the prior year period.

          Restructuring and other charges. In March 2012, the Company began a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts continued during the second and third quarters of 2012 resulting in restructuring and other charges from continuing operations of approximately $3.2 million during the nine months ended September 30, 2012. Additionally, as a result of the Company’s acquisition of The Deal, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.2 million during the three months ended September 30, 2012. These activities were offset by a reduction to previously estimated restructuring and other charges resulting in a net credit of approximately $0.3 million.

          Gain on disposition of assets. During the nine months ended September 30, 2012, the Company sold certain assets resulting in a gain of approximately $0.2 million.

          Net Interest Income

	For the Nine Months Ended September 30,		Percent Change

	2012	2011

Net interest income	$295,216	$529,898	-44%

          The decrease in net interest income is primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

          Net Loss

          Net loss for the nine months ended September 30, 2012 totaled $10.5 million, or $0.32 per basic and diluted share, compared to net loss totaling $5.8 million, or $0.18 per basic and diluted share, for the nine months ended September 30, 2011. The increase in the net loss is largely the result of restructuring and other charges recorded during the nine months ended September 30, 2012 that approximated $6.0 million. Net loss for the nine months ended September 30, 2012 also included a net loss of approximately $0.1 million related to the operations of The Deal since its acquisition.

          Liquidity and Capital Resources

          We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for operating purposes. As of September 30, 2012, our cash, cash equivalents, marketable securities, and restricted cash amounted to approximately $61.5 million, representing 54% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $39.8 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, and corporate floating rate notes, with a maximum maturity of three years. Marketable securities also include two auction rate securities issued by the District of Columbia with a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	September 30, 2012	December 31, 2011

Cash and cash equivalents	$19,669,082	$44,865,191
Current and noncurrent marketable securities	39,842,918	28,789,603
Current and noncurrent restricted cash	1,961,370	1,660,370

Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$61,473,370	$75,315,164

          Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six domestic financial institutions and we perform periodic evaluations of the relative credit standing of these institutions.

          Cash generated from operations was not sufficient to cover our expenses during the nine-month period ended September 30, 2012. Net cash used in operating activities for the nine-month period ended September 30, 2012 totaled approximately $5.8 million, as compared to net cash provided by operating activities totaling approximately $3.3 million for the nine-month period ended September 30, 2011. The decline in net cash provided by operating activities is primarily related to the following:

•	an increase in the net loss from continuing operations combined with reduced noncash expenses; and

•	a decrease in the growth of deferred revenue resulting from reduced subscription sales.

          Net cash used in investing activities of approximately $16.9 million for the nine-month period ended September 30, 2012 was primarily the result of approximately $10.8 million of the net purchases of marketable securities, the purchase of The Deal, LLC of approximately $5.4 million, combined with approximately $0.9 million of capital expenditures, partially offset by the proceeds from the disposition of assets of approximately $0.2 million.

          Net cash used in financing activities of approximately $2.5 million for the nine-month period ended September 30, 2012 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements, partially offset by cash received from the sale of the Company’s Common Stock.

          We have a total of approximately $2.0 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City. As one of the lease agreements allows for a reduction in the amount of the security deposit as of November 2012, a portion of the restricted cash has been classified as a current asset.

          We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.7 million through September 30, 2013, primarily related to operating leases. Additionally, our Board of Directors declared a quarterly cash dividend in the amount of $0.025 per share of Common Stock and preferred stock (on a common share equivalent basis) during each of the first two quarters of 2012, which resulted in cash expenditures of approximately $1.8 million. Our Board of Directors has suspended the dividend payment for the third quarter of 2012 but will continue thereafter to review the dividend payment each quarter. There can be no assurance that we will pay this cash dividend in the future.

          As of December 31, 2011, we had approximately $141 million of federal and state net operating loss carryforwards. Based on operating results for the nine months ended September 30, 2012 and nine-month projections, management expects to generate a tax loss in 2012 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

          In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to be able to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine months ended September 30, 2012 we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2012, we have withheld an aggregate of 1,082,695 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

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

          As previously disclosed, the Company conducted a review of the accounting of its former Promotions.com subsidiary, which subsidiary we sold in December 2009. As a result of this review, in February 2010 the Company filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. Thereafter, the SEC commenced an investigation regarding the matter. We are cooperating fully with the SEC. The investigation could result in the SEC seeking various penalties and relief including, without limitation, civil injunctive relief and/or civil monetary penalties or administrative relief.

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

          In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. The Program does not have a specified expiration date and is subject to certain limitations. During the third quarter of 2012, the Company made no repurchases. As of September 30, 2012, $2,678,878 remained available for purchases under the Program. The terms of the Company’s Series B Preferred Stock restrict the Company’s ability to repurchase shares of Common Stock and as a result, the Company does not expect to repurchase any shares of Common Stock under the Program in the near future.

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

THESTREET, INC.

Date: November 9, 2012	By:	/s/ Elisabeth DeMarse

	Name:	Elisabeth DeMarse
	Title:	Chief Executive Officer (principal executive officer)

Date: November 9, 2012	By:	/s/ Thomas Etergino

	Name:	Thomas Etergino
	Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

          The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.

**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Document
**101.DEF	XBRL Taxonomy Extension Definitions Document
**101.LAB	XBRL Taxonomy Extension Labels Document
**101.PRE	XBRL Taxonomy Extension Presentation Document

**

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections