Form 10-K
period 2012-12-31
THESTREET, INC.
filed 2013-02-22
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2012 as reported by Nasdaq, was approximately $45 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of February 19, 2013
Common Stock, par value $0.01 par value	33,291,973

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.

2012 ANNUAL REPORT ON FORM 10-K

ii

THESTREET, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide actionable ideas from the world of investing, finance, business and mergers and acquisitions in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insight needed to make informed decisions about earning, investing, saving and spending money.

Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary Web site. Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a source of subscribers to a variety of our paid subscription products. Our subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Breakout Stocks, and Stocks Under $10 – are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication, including fledgling investors, long-term and short-term active investors, day and swing traders, and fundamental, technical and options traders. Our RateWatch business publishes bank rate market information on a subscription basis to financial institutions and government agencies. With our recent acquisition of The Deal, LLC, we now are able to provide dealmakers, advisers and institutional investors with sophisticated analysis of the mergers and acquisitions environment.

Subscription Services

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 16 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Breakout Stocks, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

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

On September 11, 2012, the Company acquired 100% of the equity of The Deal LLC (“The Deal”). Founded in 1999 as The Daily Deal print newspaper, The Deal transformed its business into a digital subscription platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The Deal Pipeline was created for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge.  It provides full access to proprietary commentary, analysis and data produced every day by The Deal’s editors and journalists and can be customized based on each client’s job function, deal focus and workflow and delivered straight to a mobile device or existing corporate platform.

Our subscription services revenue also includes revenue generated from syndication and licensing of certain of our content, including data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks. Subscription services contributed 75% of our total revenue in 2012, as compared to 68% in 2011 and 67% in 2010.

Advertising Supported Properties

Our advertising-supported properties, which include TheStreet, Stockpickr, MainStreet and BankingMyWay, attract one of the largest and most affluent audiences of any digital publisher in our content vertical. We believe our flagship site, TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category since the early days of the consumer Internet, is regarded as a must-buy for most of our core online brokerage advertisers and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our engaged, affluent audience. During 2011, we launched our Business Desk™ service, which offers our award-winning business and financial content to enhance coverage of these areas by local media partners and offers the ability to apply our superior ability to monetize the consumption of this content. We sell banner, tile and sponsorship advertising primarily through our experienced direct sales force and also generate revenue from contextual and search-based advertising provided by third party technology providers.

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, as well as on select paid subscription sites;

•	advertisement placements in our free email newsletters and stand-alone emails sent on behalf of our advertisers to our registered users; and

•	advertisements in our video programming, TheStreet services for mobile and tablet devices, RSS feeds and webinars.

We will seek to increase the traffic to our collection of Web sites both by expanding the range of content we offer (which may include repurposing content from one site to address the needs of another site) and by expanding our relationships with third parties having larger or complementary audiences. We believe our expertise at monetizing our content offerings through a variety of sources, and the value we have built in our brand over the past 16+ years as a leading voice in our content vertical – as well as our independence from any larger media organization – enables us to successfully partner with a variety of high-traffic Web sites and portals, providing expertise in our content category under arrangements that provide benefits to both our partners and ourselves.

Marketing

We pursue a variety of sales and marketing initiatives to sell subscriptions to our subscription services, increase traffic to our sites, license our content, expose our brands, and build our customer databases. These initiatives may include promoting our services through online, email, social, radio and television marketing, telemarketing and establishing content syndication and subscription distribution relationships with leading companies. Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third-party service providers. We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns. We also sell our subscription services through a direct sales force to institutional clients.

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

We are intensely focused on generating additional visitors to our sites through search engine optimization efforts, in order to increase the visibility of our content on search engines such as Google Search and Microsoft’s Bing, and through efforts to increase our presence on a variety of social media platforms, such as Facebook and Twitter. We have been active in developing and distributing mobile and tablet applications to deliver our content to new audiences, and we launched our Business Desk service, which distributes our content in conjunction with a nationwide collection of local media partners. Finally, we are focused on increasing the engagement our visitors have with our sites, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our sites offer.

We also may use subscription distribution arrangements with online financial services firms and other companies. These agreements allow their customers to receive discounts on certain of our premium subscription services or to access our free and premium content, thereby exposing our brands and content to new audiences.

In addition, we obtain exposure through other media outlets who cite our writers and our stories or who invite our writers to appear on segments. In 2012, we were mentioned or featured in reports by major news/media outlets, including The Wall Street Journal, The New York Times, Yahoo! Finance and The Economist. Many of our writers and analysts provided key market commentary for CNBC, CNN, ABC and other news organizations. We also provided a regular weekly business segment on public television’s Nightly Business Report.

Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Web sites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers;

•	other providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group; and

•	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products.

Many of these competitors have significantly greater scale and resources than we do. Additionally, advances in technology have reduced the cost of production and online distribution of written, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers.

According to a December 2012 survey by comScore, Inc., an independent Web measurement company (“comScore”), TheStreet ranks first among financial media Web sites for delivering the difficult-to-reach mass affluent demographic. TheStreet ranks:

•	#1 in Household Income over $100,000;

•	#2 in Portfolio Value over $1 million;
4

•	#1 in Trading Activity;

•	#1 in Checking Stock Quotes Multiple Times Each Day; and

•	#1 in Works in Finance.

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

Infrastructure, Operations and Technology

Our main technological infrastructure consists of proprietary and Drupal-based content management, subscription management, Ratings models, and e-commerce systems. We utilize the services of third-party cloud computing providers, more specifically Amazon Web Services, as well as content delivery networks such as Akamai Technologies, to help us efficiently distribute our content to our customers. Our RateWatch systems consist of proprietary and commercial software hosted internally. Our operations are dependent in part on our ability, and that of our third-party cloud computing providers, to keep our systems up to rapidly evolving modern standards and to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control.

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

Customers; Seasonality

In 2012, no customer accounted for 10% or more of our consolidated revenue. There does not tend to be significant seasonality to our subscription services revenue. Advertising spending by our customers generally tends to be higher in the fourth calendar quarter as compared to other quarters, and the first and third calendar quarters often are lower than the other quarters.

Working Capital

Our current assets at December 31, 2012 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. We do not hold inventory. Our current liabilities at December 31, 2012 consisted primarily of deferred revenue, accrued expenses and accounts payable. At December 31, 2012, our current assets were approximately $50.3 million, 1.6 times greater than our current liabilities. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

Geography

During 2012, 2011 and 2010, all of our long-lived assets were located in the United States. Substantially all of our revenue in 2012, 2011 and 2010 was generated from customers in the United States.

Employees

As of December 31, 2012, the Company had 273 employees. The Company has never had a work stoppage and none of its employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

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

Our quarterly financial results may fluctuate and our future revenue is difficult to forecast.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors which can impact our ability to sell subscriptions and to sell advertising;

•	the number of individual and institutional investors investing in individual stocks versus index funds and exchange-traded funds (ETF), which would impact demand for our products;

•	the willingness of investors to pay for content distributed over the Internet, where a large quantity of content is available for free;

•	demand and pricing for advertising on our Web sites, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;

•	subscription price reductions attributable to decreased demand or increased competition;

•	the value to investors of the investing ideas we offer in our subscription services and the performance of those ideas relative to appropriate benchmarks;

•	new products or services introduced by our competitors;

•	content distribution fees or other costs;

•	for The Deal, the volatility in mergers and acquisitions, restructuring and financing activities;

•	for our RateWatch business, the volatility of interest rates and bank fees and the underlying demand for banking products by consumers;

•	costs or lost revenue associated with system downtime affecting the Internet generally or our Web sites in particular; and

•	general economic and market conditions.

We had a large net loss in fiscal year 2012 and have incurred net losses for most years of our history. We may not be cash-flow positive or generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this Report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our Common Stock is likely to decline.

Key content contributors, particularly James J. Cramer, are essential sources of revenue.

Some of our products, particularly our editorial subscription products, reflect the talents, efforts, personalities, investing skills and portfolio returns, and reputations of their respective writers. As a result, the services of these key content contributors, including our co-founder James J. Cramer, form an essential element of our subscription revenue. In addition, Mr. Cramer’s popularity and visibility have provided public awareness of our services and introduced our content to new audiences. For example, Mr. Cramer hosts CNBC’s finance television show, Mad Money. If Mr. Cramer no longer appeared on the show or the program was cancelled for any reason, it could negatively impact his public profile and visibility, and in turn, our subscription products. We seek to compensate and provide incentives for these key content contributors through competitive salaries, stock ownership and bonus plans and/or royalty arrangements, and we have entered into employment or contributor agreements with certain of them, including Mr. Cramer. Mr. Cramer has a three-year employment agreement, which will expire on December 31, 2013, unless renewed. We can give no assurances that we will be able to retain key content contributors, or, should we lose the services of one or more of our key content contributors to death, disability, loss of reputation or other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, to attract new content contributors acceptable to readers of our collection of Web sites and editorial subscription products. The loss of services of one or more of our key content contributors could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on attracting and retaining capable management and operating personnel.

Our ability to compete in the marketplace depends upon our ability to recruit and retain other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, direct marketers to sell subscriptions to our premium services and salespersons to sell our advertising inventory and subscriptions. We have recently experienced significant management changes, including replacement of our Chief Executive Officer and General Counsel in 2012, and will be changing our Chief Financial Officer in the first quarter of 2013. We also implemented a targeted reduction in force during 2012 following review of our cost structure. Furthermore, as a result of our acquisition of The Deal, LLC in September 2012, we discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions. While we believe that this restructuring better aligns our cost structure with our revenue base and results in a more focused business, our future operations depend on the execution of our new management’s strategic initiatives.

Several, but not all, of our key employees are bound by agreements containing non-competition provisions. There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in further management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain our new management or key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our financial results.

As part of our restructuring, we have significantly reduced operating costs by reducing staff and implementing general cost-control measures across the Company, including commitments to terminate use of certain vendor services and assets, and expect to continue these cost management efforts. If we do not achieve expected savings or our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. In addition, if our cost-control strategy is not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. Reductions in staff and employee compensation could also adversely affect our ability to attract and retain key employees.

We may have difficulty maintaining or increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers and subject to industry and other factors.

Our ability to maintain or increase our advertising revenue depends on a variety of factors. Such factors include general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to maintain or increase our unique visitors, page view inventory and user engagement, our ability to attract audiences possessing demographic characteristics most desired by our advertisers, and our ability to retain existing advertisers and win new advertisers in a number of advertising categories from other Web sites, television, newspapers, magazines, newsletters or other new media.

Recently, economic weakness and uncertainty in the United States, in the regions in which we operate and in key advertising categories, have adversely affected and may continue to adversely affect our advertising revenues. Media revenue for the year ended December 31, 2012 decreased by 31% when compared to the year ended December 31, 2011. Economic factors that have adversely affected advertising revenues include lower consumer and business spending, high unemployment, depressed home sales and other challenges affecting the economy. Our advertising revenues are particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations.

In addition to adverse economic conditions, the continued development and fragmentation of digital media has intensified competition for advertising revenues. Advertising revenue could decline if the relationships we have with portals and other high-traffic Web sites is adversely affected. In addition, our advertising revenue may decline as a result of pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of any significant or prolonged downturn in, or periods of extreme volatility of, the financial markets. While most of our users access our website and products through personal computers, the rate of mobile usage is increasing, where our ability to monetize is less proven and advertising revenues are lower. Also, our advertising revenue would be adversely affected if advertisers sought to use third-party networks to attempt to reach our audience while they visit third-party sites instead of purchasing advertising from us to reach our audience on our own sites. In addition, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In 2012, our top five advertisers accounted for approximately 30% of our total advertising revenue, a decrease from 33% in 2011. Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally our advertising contracts have short notice cancellation provisions.

Many individuals are using devices other than personal computers to access online services. If we are unable to effectively provide our content and subscription products to users of these devices, our business could be adversely affected.

The number of people who access online services through devices other than personal computers, including mobile telephones, personal digital assistants, smart phones and handheld tablets or computers, has increased dramatically in the past few years and is projected to continue to increase. If our members increasingly use mobile devices to access to our online services, and if we are unable to successfully implement monetization strategies for our content on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

We have recorded impairments of goodwill and intangible assets and there can be no assurances that we will not have to record additional impairments in the future.

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

We face intense competition.

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Web sites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Money & Finance and MSN Money;

•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers;

•	providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group; and

•	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products.

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

Risks associated with our strategic acquisitions could adversely affect our business.

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

For example, in September 2012, we acquired The Deal, LLC, a digital platform that delivers sophisticated coverage of the deal economy, primarily through The Deal Pipeline, a leading provider of transactional information services. We believe this acquisition will advance our strategic objectives by increasing both subscribers and content and that The Deal will provide us with an additional source of predictable recurring revenue with high renewals at attractive margins. However, in order to fully recognize the anticipated benefits from the acquisition, we must successfully integrate The Deal into our existing business and be able to retain key employees. Following the closing of the acquisition, we discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions. As a result of these activities and other cost reduction measures, the Company incurred restructuring and other charges from continuing operations of approximately $3.5 million in 2012 related to this acquisition.

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

System failure or interruption may result in reduced traffic, reduced revenue and harm to our reputation.

Our ability to provide timely, updated information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our Web sites depends on the efficient and uninterrupted operation of third-party systems. Our operations depend in part on the protection of our data systems and those of our third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. For example, our business operations were recently disrupted by Hurricane Sandy, which had a significant impact on the Northeast. Our headquarters are located on Wall Street in New York City and we were unable to access our offices for several days. The NYSE was closed for two full trading days due to the storm which also had an impact on other financial services companies located in the Northeast and elsewhere. Although we utilize the services of third-party cloud computing providers, specifically Amazon Web Services with procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, these disaster recovery measures currently may not be comprehensive enough and there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Web sites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our advertisers and strategic partners. Our insurance policies may not adequately compensate us for such losses. In such event, our business, results of operations and financial condition could be materially adversely affected.

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

Disruptions to our third party technology providers and management systems could harm our business and lead to loss of customers and advertisers.

We depend on third party technology providers and management systems to distribute our content and process transactions. For example, we use Akamai Technologies, a content delivery network provider, to help us efficiently distribute our content to customers. We also use a third party vendor to process credit cards for our subscriptions. We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, advertiser and customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

We may face liability for, or incur costs to defend, information published in our services.

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the articles, commentary, investment recommendations, ratings, or other information we publish in our services. These types of claims have been brought, sometimes successfully, against media companies in the past, and we presently are defending against a suit alleging defamation, which suit we believe is without merit and in which we are vigorously defending ourselves. We also could be subject to claims based upon the content that is accessible from our Web sites through links to other Web sites. While we maintain insurance to provide coverage with respect to many such claims, our insurance may not adequately protect us against these claims.

Difficulties in new product development could harm our business.

In the past few years, we have introduced several new products and services, and expect to continue to do so. However, we may experience difficulties that could delay or prevent us from introducing new products and services in the future, or cause our costs to be higher than anticipated, which could materially adversely affect our business, results of operations and financial condition.

Failure to establish and maintain successful strategic relationships with other companies could decrease our subscriber and user base.

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

Difficulties associated with our brand development may harm our ability to attract subscribers to our paid services and users to our advertising-supported services.

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

Our ability to successfully attract and retain subscribers to our subscription services may be affected by the perceived quality of the content, including the performance of investment ideas we publish, as well as by any legal or practical limitations we may face on our ability to utilize a contributor’s name and likeness in promotional materials.

Our ability to successfully attract and retain subscribers to our subscription services depends in part on our ability to create compelling promotional materials related to those services, which in turn primarily depends upon the quality of the content of the services, including the performance of any investment ideas published in the services. Certain of our subscription services, most notably our Action Alerts PLUS service, publish specific investment ideas and maintain an actual or model portfolio of equity securities and cash that reflect activity based upon those investment ideas. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks (as we experienced in 2011), our ability to create compelling promotional materials for such services, and to attract new subscribers or retain existing subscribers to such services, will be adversely affected. In addition, typically it is useful for us to be able to utilize the name and likeness of contributors to market our investment idea subscription services, particularly with respect to those services that have well-known contributors, such as our founder, James J. Cramer. We seek to obtain broad rights to utilize our contributors’ names and likenesses in promotional materials. There can be no assurance that we will be able to obtain the scope of such rights that we would prefer, or that in practice we will be able to utilize to the fullest extent any such rights that we have obtained. Any limitations on our ability to utilize the name and likeness of our contributors may have an adverse effect on our ability to promote our services, by limiting the content or distribution of our promotional materials or otherwise.

Failure to maintain our reputation for trustworthiness may harm our business.

Our brand is based upon the integrity of our editorial content. We are proud of the trust and reputation for quality we have developed over the course of more than 15 years and we seek to renew and deepen that trust continually. We require all of our content contributors, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our content contributors, the manipulation of a security by one or more of our content contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. In addition, in the event the reputation of any of our directors, officers, key contributors, writers or editorial staff were harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished. These events could materially adversely affect our business, results of operations and financial condition.

Our revenue could be adversely affected if the securities markets and/or mergers and acquisitions activity decline, are stagnant or experience extreme volatility.

Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets and mergers and acquisitions activity. While we believe investors are seeking more information related to the financial markets and M&A deals from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related publications, which could adversely affect the subscription revenue we derive from our subscription based Web sites and newsletters.

We may not adequately protect our own intellectual property and may incur costs to defend against, or face liability for, intellectual property infringement claims of others.

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

We face government regulation and legal uncertainties.

Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information), consumer protection, the content of online publications, the taxation of online transactions, the transmission of unsolicited commercial email, popularly known as “spam”, and telemarketing restrictions, such as Do-Not-Call registries. More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices were deemed to be violative of applicable laws, regulations or policies, we could be penalized and some of our activities could be enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

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

Any failure of our internal security measures or breach of our privacy protections could cause us to lose users and subject us to liability.

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

Investment of our cash carries risks.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in five financial institutions and perform periodic evaluations of the relative credit standing of these institutions. No assurances can be made that the third-party institutions will retain acceptable credit ratings or investment practices. Investment decisions of third parties and market conditions may adversely affect our cash balances and financial condition. While we believe our investment policy is conservative, there can be no assurance that we will not suffer losses on any of our investments.

Control by principal stockholders, officers and directors could adversely affect our stockholders, and the terms of our Series B Preferred Stock include significant control rights.

Our officers, directors and greater-than-five-percent stockholders (and their affiliates), acting together, may have the ability to control our management and affairs, and substantially all matters submitted to stockholders for approval (including the election of directors and any merger, consolidation or sale of all or substantially all of our assets). Some of these persons acting individually or together, even in the absence of control, may be able to exert a significant degree of influence over such matters. The interests of persons having this concentration of ownership may not always coincide with our interests or the interests of other stockholders. This concentration of ownership, for example, may have the effect of delaying, deferring or preventing a change in control of the Company, impeding a merger, consolidation, takeover or other business combination involving the Company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could materially adversely affect the market price of our Common Stock.

TCV VI, L.P. and TCV Member Fund, L.P., hold 5,500 shares of our Series B Preferred Stock (“Series B Preferred Stock”), which are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share. The holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. In addition, so long as 2,200 shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to appoint one person to our board of directors.

So long as 1,650 shares of Series B Preferred Stock remain outstanding, the affirmative vote of the holders of a majority of such shares will be necessary to take any of the following actions: (i) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock; (ii) any increase or decrease in the authorized number of shares of Series B Preferred Stock; (iii) any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (iv) the payment of any dividends (other than dividends paid in capital stock of us or any of our subsidiaries) in excess of $0.10 per share per annum of our Common Stock unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (v) the purchase or redemption of: (A) any Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (B) any class or series of now or hereafter authorized capital stock of ours that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

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

Our staggered board and certain other provisions in our certificate of incorporation, by-laws or Delaware law could prevent or delay a change of control.

Provisions of our restated certificate of incorporation and amended and restated bylaws and Delaware law – including without limitation the fact that we have a staggered board, with only approximately one-third of our directors standing for re-election each year – could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to our stockholders.

The utilization of tax operating loss carryforwards depends upon future income.

We have net operating loss carryforwards of approximately $150 million as of December 31, 2012, available to offset future taxable income through 2032. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

We have evaluated and tested our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could negatively impact the perception of us in the financial market and our business. For example, we determined that we had material weaknesses in our internal control over financial reporting as of December 31, 2009. While we remediated those material weaknesses, there can be no assurance that a material weakness will not arise in the future. As a smaller reporting company, we are exempt from any auditor attestation requirements regarding management’s reports on the effectiveness of internal controls over financial reporting. As a result, we may not discover any problems in a timely manner and current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our Common Stock.

In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

Our public common stock is listed on the Nasdaq Global Market and we may not be able to maintain that listing, which may make it more difficult for you to sell your shares.

Our public common stock is listed on the Nasdaq Global Market. The Nasdaq has several quantitative and qualitative requirements companies must comply with to maintain this listing, including a $1.00 minimum bid price. While we believe we are currently in compliance with all Nasdaq requirements, there can be no assurance we will continue to meet Nasdaq listing requirements including the minimum bid price, that Nasdaq will interpret these requirements in the same manner we do if we believe we meet the requirements, or that Nasdaq will not change such requirements or add new requirements to include requirements we do not meet in the future. If we are delisted from the Nasdaq Global Market, our public common stock may be considered a penny stock under the regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our public common stock, which could severely limit market liquidity of the public common stock and any stockholder’s ability to sell our securities in the secondary market. This lack of liquidity would also likely make it more difficult for us to raise capital in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property and we lease all of our facilities. Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York. Bankers Financial Products Corporation (d/b/a RateWatch) occupies approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin. We also remain responsible for a sublease of approximately 6,500 square feet of office space in an office building at 29 West 38th Street in New York, New York, which we in turn have sublet to another tenant, as well as approximately 21,500 square feet of office space in an office building at 20 Broad Street in New York, New York, which we are currently looking to sublet.

Our main technological infrastructure consists of proprietary and Drupal-based content-management, subscription management, Ratings models, and e-commerce systems. We utilize the services of a third-party cloud computing providers, more specifically, Amazon Web Services, as well as content delivery networks such as Akamai Technologies, to help us efficiently distribute our content to our customers.

Item 3. Legal Proceedings.

As previously disclosed, the Company’s Audit Committee conducted a comprehensive review (including outside counsel and a forensic accountant) of the accounting of its former Promotions.com subsidiary, which subsidiary the Company sold in December 2009. As a result of this review, in February 2010, the Company promptly reported irregularities discovered in this review to the Securities and Exchange Commission (the “SEC”) and filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information, as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. Thereafter, the New York Regional Office of the SEC Division of Enforcement conducted a formal investigation into the restatement. The Company cooperated with the SEC during the course of its investigation. We entered into a settlement with the SEC that fully resolves the SEC investigation against us. Under the settlement, we consented to the entry by the SEC of an administrative order (the “Order”), on December 21, 2012, directing us to cease and desist from committing or causing violations of the reporting, books and records and internal control provisions of the federal securities laws in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and under Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. We consented to the entry of the Order without admitting or denying the Order’s assertions of factual findings. No monetary penalty or fine was imposed on us, and none of our current directors, officers or employees were charged.

In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al. (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al. (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but defendant Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc. (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp’s motion for summary judgment, finding the Patent to be invalid. EIT Holdings LLC appealed the summary judgment decision of the district court to the Federal Circuit Court of Appeal, which has affirmed the district court’s judgment. On February 8, 2013, EIT Holdings LLC filed a stipulation to dismiss all claims with prejudice. On February 11, 2013, the court accepted the stipulation, and the case was dismissed.

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

	Low	High
2011
First quarter	$2.64	$3.40
Second quarter	$2.96	$3.64
Third quarter	$1.94	$3.04
Fourth quarter	$1.57	$1.96
2012
First quarter	$1.70	$2.21
Second quarter	$1.45	$2.17
Third quarter	$1.34	$1.56
Fourth quarter	$1.52	$1.68

On February 19, 2013, the last reported sale price for our Common Stock was $1.79 per share.

Holders

The number of holders of record of our Common Stock on February 19, 2013 was 220, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

During the year ended December 31, 2012, the Company paid two quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The Company’s Board of Directors suspended the payment of a dividend for the third and fourth quarters of 2012 but will continue to consider a future dividend payment each quarter. During the year ended December 31, 2011, the Company paid four quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the year ended December 31, 2012, dividends paid totaled approximately $1.8 million, as compared to approximately $3.8 million for the year ended December 31, 2011.

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of its Common Stock made by the Company during the three months ended December 31, 2012.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 - 31, 2012	—	$—	—	$2,678,878
November 1 - 30, 2012	—	$—	—	$2,678,878
December 1 - 31, 2012	—	$—	—	$2,678,878
Total	—	$—	—	$2,678,878

*	In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date and is subject to certain limitations. See “Risk Factors — Control by principal stockholders, officers and directors could adversely affect our stockholders, and the terms of our Series B Preferred Stock include significant control rights.”

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2012, 2011 and 2010, and the balance sheet data as of December 31, 2012 and 2011, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2010, 2009 and 2008 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Subscription services	$38,233	$39,514	$38,598	$37,989	$41,186
Media	12,488	18,246	18,588	22,251	29,662
Total revenue	50,721	57,760	57,186	60,240	70,848
Operating expense:
Cost of services	24,886	26,499	25,557	29,100	31,985
Sales and marketing	13,396	16,682	15,841	12,078	14,263
General and administrative	13,638	15,811	18,053	18,916	17,521
Asset impairments	—	—	555	24,137	2,326
Depreciation and amortization	5,512	5,757	4,693	4,985	5,894
Restructuring and other charges	6,590	1,826	—	3,461	—
(Gain) loss on disposition of assets	(233)	—	(1,319)	530	—
Total operating expense	63,789	66,575	63,380	93,207	71,989
Operating loss	(13,068)	(8,815)	(6,194)	(32,967)	(1,141)
Net interest income	353	668	846	950	1,574
(Loss) gain on sales of marketable securities	—	(35)	—	295	121
Other income	—	—	21	154	—
(Loss) income from continuing operations before income taxes	(12,715)	(8,182)	(5,327)	(31,568)	554
Provision for income taxes	—	—	—	(16,134)	(2)
(Loss) income from continuing operations	(12,715)	(8,182)	(5,327)	(47,702)	552
Discontinued operations: (*)
Loss on disposal of discontinued operations	—	(2)	(7)	(15)	(8)
Loss from discontinued operations	—	(2)	(7)	(15)	(8)
Net (loss) income	(12,715)	(8,184)	(5,334)	(47,717)	544
Preferred stock cash dividends	193	386	386	386	386
Net (loss) income attributable to common stockholders	$(12,908)	$(8,570)	$(5,720)	$(48,103)	$158
Cash dividends paid on common shares	$1,636	$3,447	$3,350	$3,201	$3,093
Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.38)	$(0.26)	$(0.17)	$(1.56)	$0.02
Loss from discontinued operations	—	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.38)	(0.26)	(0.17)	(1.56)	0.02
Preferred stock dividends	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Net (loss) income attributable to common stockholders	$(0.39)	$(0.27)	$(0.18)	$(1.57)	$0.01
Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.38)	$(0.26)	$(0.17)	$(1.56)	$0.02
Loss from discontinued operations	—	(0.00)	(0.00)	(0.00)	(0.00)
Net (loss) income	(0.38)	(0.26)	(0.17)	(1.56)	0.02
Preferred stock dividends	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)
Net (loss) income attributable to common stockholders	$(0.39)	$(0.27)	$(0.18)	$(1.57)	$0.01
Weighted average basic shares outstanding	32,710	31,954	31,593	30,586	30,427
Weighted average diluted shares outstanding	32,710	31,954	31,593	30,586	30,835

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash, current and noncurrent marketable securities	$60,541	$75,315	$78,555	$82,573	$76,379
Working capital	18,829	46,013	27,352	46,063	69,211
Total assets	111,535	121,413	129,542	133,714	171,687
Long-term obligations, less current maturities	4,629	4,857	3,236	1,519	80
Total stockholders’ equity	75,458	88,144	97,993	104,474	151,615

(*)	In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and
24

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

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide actionable ideas from the world of investing, finance, business and mergers and acquisitions in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insight needed to make informed decisions about earning, investing, saving and spending money.

Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Subscription Services

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 16 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Breakout Stocks, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

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

On September 11, 2012, the Company acquired 100% of the equity of The Deal LLC (“The Deal”). Founded in 1999 as The Daily Deal print newspaper, The Deal transformed its business into a digital subscription platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The Deal Pipeline was created for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge. It provides full access to proprietary commentary, analysis and data produced every day by The Deal’s editors and journalists and can be customized based on each client’s job function, deal focus and workflow and delivered straight to a mobile device or existing corporate platform.

Our subscription services revenue also includes revenue generated from syndication and licensing of certain of our content, including data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks. Subscription services contributed 75% of our total revenue in 2012, as compared to 68% in 2011 and 67% in 2010.

Advertising Supported Properties

Our advertising-supported properties, which include TheStreet, Stockpickr, MainStreet and BankingMyWay, attract one of the largest and most affluent audiences of any digital publisher in our content vertical. We believe our flagship site, TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category since the early days of the consumer Internet, is regarded as a must-buy for most of our core online brokerage advertisers and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our engaged, affluent audience. During 2011, we launched our Business Desk™ service, which offers our award-winning business and financial content to enhance coverage of these areas by local media partners and offers the ability to apply our superior ability to monetize the consumption of this content. We sell banner, tile and sponsorship advertising primarily through our experienced direct sales force and also generate revenue from contextual and search-based advertising provided by third party technology providers.

We generate advertising revenue from our content through the sale of the following types of advertising placements:

•	banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, as well as on select paid subscription sites;

•	advertisement placements in our free email newsletters and stand-alone emails sent on behalf of our advertisers to our registered users; and

•	advertisements in our video programming, TheStreet services for mobile and tablet devices, RSS feeds, and webinars.

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

Revenue Recognition

We generate our revenue primarily from subscription services and media.

Subscription services include subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized because services have not yet been provided.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the three years ended December 31, 2012.

Media revenue includes advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Web sites, and is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Web Site Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2012, 2011 and 2010, we capitalized software development costs totaling approximately $0.4 million, $0.9 million and $0.8 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Web site development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2012, 2011 and 2010, we capitalized Web site development costs totaling approximately $0.1 million, $0.4 million and $0.6 million, respectively.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. During the year ended December 31, 2012, completed capitalized software and Web site development projects were deemed to primarily have a two- to three-year useful life. Total amortization expense was approximately $1.5 million, $2.2 million and $1.6 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

We evaluate goodwill and indefinite-lived intangible assets for impairment using a two-step impairment test approach at the Company level, as the Company is considered to operate as a single reporting unit. The first step compares the fair value of the Company with its book value, including goodwill. As outlined in ASC 350, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. As the Company’s concluded that the Company’s goodwill was not impaired as of the valuation date, step two was not performed.

The Company performs annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year or when circumstances arise that indicate a possible impairment might exist. In conducting our annual 2012 impairment test, the Company, through its independent appraisal firm, used the market approach for the valuation of our common stock and the income approach for our preferred shares. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) to be $94.0 million as of the Valuation Date. We calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the Valuation Date, as shown in the following figure:

AVERAGE STOCK PRICE

Low stock price	$1.50
High stock price	$1.53
Average stock price	$1.52

We multiplied the average stock price of $1.52 by the 32,877,360 common shares outstanding, indicating a common equity value of $49.8 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We searched the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. The data indicated a wide range of control premiums ranging from 13% to 44% for deals that have taken place in the last three years, and we conservatively selected 10 percent as an appropriate control premium. Applying a control premium of 10 percent resulted in a value of the common equity on a controlling basis of $54.8 million.

In addition to Common Stock, the Company has preferred stock with a liquidation value of $55.0 million. With the assistance of our third party valuation firm, we used the income approach to compute the fair value of the preferred stock to be $39.2 million and thus we added the $39.2 million value of the Company’s Preferred Stock to the fair value of the Common Stock. The resulting enterprise value of $94.0 million represents the value of the Company on a controlling basis. This value was greater than the carrying value of $82.2 million, indicating the Company’s goodwill was not impaired as of the September 30, 2012 valuation date.

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

The Company also performed, with the assistance of its appraisal firm, an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the above calculated enterprise value. Under the DCF method, the calculated enterprise value also indicated that the Company’s goodwill was not impaired.

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

As of December 31, 2012, the Company performed an interim impairment test of its goodwill due to certain potential impairment indicators, including the loss of certain key personnel. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock excluding any control premium, and the estimated fair value of the company’s outstanding preferred shares. As a result of this December 31, 2012 impairment test, the Company concluded that goodwill was not impaired.

A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

Additionally, the Company evaluates the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life.  There have been no changes in useful lives of intangible assets for each period presented.

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

During 2012, the Company undertook certain significant actions to lower its overall cost structure and improve its cash flow in future periods. These actions include the hiring of a new management team, including a new CEO, CTO, Editor in Chief and General Counsel. Under this new management team, the Company has effected significant restructuring actions during 2012 designed to realign the overall cost structure of the Company. By implementing these restructuring actions, the Company has reduced full-time headcount (excluding acquisition-related headcount) by 31% from December 31, 2011 levels. Part of this headcount reduction resulted in a deliberate shift of our editorial/content creation from a full time employee model to an outsourced contributor model that will better align costs with revenue in the future. The Company also took actions to lower vendor-related costs; in particular we discontinued certain software as a service (SaaS), and consulting and data provider contracts. These actions were taken with the full understanding that they would have significant short-term costs such as severance costs and other write-offs, but were taken with the long-term view of positioning the Company to return to growth and profitability in future periods.

In addition to reducing overhead costs and creating a more stream-lined editorial process, the Company also considered areas where it could expand its business thru the offering of complementary services and products. As part of this growth strategy, in September 2012, the Company acquired The Deal as disclosed in the Form 10-Q for the quarter ended September 30, 2012. The Company believes that this acquisition will support the Company’s initiatives to expand our revenue product offerings into the institutional subscription space and upon the closing of this transaction we took immediate steps that we believe will lead to such acquisition being accretive to our 2013 results. These actions included the closing of the unprofitable print business and eliminating the related cost structure, as well as eliminating the majority of their overhead costs by leveraging the Company’s current infrastructure.

As a result of these restructuring actions and our acquisition of The Deal, the Company believes that its long-term business model and intangible assets will result in increased revenues and positive operating cash flows in future periods.

In looking to future periods, the Company’s current internal forecasts are favorable and reflect the full year impact of the 2012 actions described above. The Company’s internal forecasts for 2013 indicate a return to generating positive operating cash flows. This increase in our forecasted year-over-year operating cash flow is the result of the full year impact of our cost cutting measures, The Deal acquisition, as well as cost savings related to certain definitive actions that were recently implemented, in particular our move from a hosted IT infrastructure to the cloud. We believe that given our new cost structure and additional revenue stream from The Deal that positive operating cash flows will continue in future periods.

Notwithstanding our conclusion that we did not have a triggering event as described above, based upon the Company’s cash flow projections, there would have been no impairment to long-lived assets at December 31, 2012.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in five domestic financial institutions and we perform periodic evaluations of the relative credit standing of these institutions. As of December 31, 2012, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. As of December 31, 2012, the total fair value of these marketable securities was approximately $35.4 million and the total cost basis was approximately $35.5 million. With the exception of the ARS, the maximum maturity for any investment is three years. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss.

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. As of December 31, 2012, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

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

Stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was approximately $2.4 million, $3.4 million and $2.3 million, respectively. As of December 31,

2012, there was approximately $2.5 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.4 years.

We estimate the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using the Black-Scholes option-pricing model. The value of each restricted stock unit under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”) is equal to the closing price per share of our Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2012, 2011 and 2010 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 was $0.48, $0.89 and $1.15, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our employee stock options. The dividend yield assumption was based on the history and expectation of future dividend payouts. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Year Ended December 31,
	2012	2011	2010
Expected option lives	3.5 years	3.5 years	3.5 years
Expected volatility	50.67%	54.86%	56.97%
Risk-free interest rate	0.56%	1.20%	1.67%
Expected dividends	4.27%	3.93%	3.69%

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2012 would have caused an increase of approximately $10,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2012 would have caused an increase of approximately $68,000. Because options are expensed over three to five years from the date of grant, the foregoing estimated increases include potential expense for options granted during the prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate, and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2012 and 2011, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be recorded.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenue

	For the Year Ended December 31,
Revenue:	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change
Subscription services	$38,232,682	75%	$39,514,153	68%	-3%
Media	12,488,121	25%	18,245,847	32%	-32%
Total revenue	$50,720,803	100%	$57,760,000	100%	-12%

Subscription services. Subscription services, previously referred to as premium services, revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the year ended December 31, 2012 decreased by 3% when compared to the year ended December 31, 2011. This decrease was primarily the result of a 15% decrease in the weighted-average number of subscriptions during the year ended December 31, 2012 as compared to the year ended December 31, 2011, partially offset by a 6% increase in the average revenue recognized per subscription during the year ended December 31, 2012 as compared to the year ended December 31, 2011, combined with approximately $2.9 million of revenue related to the operations of The Deal since its acquisition in September 2012. The decrease in the weighted average number of subscriptions was primarily impacted by the trailing twelve month trends of 1) churn of our existing subscriber base and 2) our ability to acquire new subscribers. While our average monthly churn rates for the trailing twelve months ended December 31, 2012, as compared to the same period in the prior year, has remained relatively stable, we were unable to acquire a sufficient number of new subscribers in 2012 to offset the losses due to churn. The increase in the average revenue recognized per subscription during the period is primarily the result of the mix of products sold and higher product pricing.

Media. Media, previously referred to as marketing services, revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.

Media revenue for the year ended December 31, 2012 decreased by 32% when compared to the year ended December 31, 2011. The decrease in media revenue was primarily the result of reduced demand from repeat advertisers, the movement of Internet usage from desktop to tablets and mobile devices, where advertising rates are lower, and our inability to attract a sufficient amount of advertising revenue from new advertisers in 2012 to offset the losses.

Operating Expense

	For the Year Ended December 31,
	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$24,886,142	49%	$26,499,085	46%	-6%
Sales and marketing	13,395,328	26%	16,681,562	29%	-20%
General and administrative	13,637,895	27%	15,810,994	27%	-14%
Depreciation and amortization	5,512,299	11%	5,757,365	10%	-4%
Restructuring and other charges	6,589,792	13%	1,825,799	3%	261%
Gain on disposition of assets	(232,989)	0%	—	N/A	N/A
Total operating expense	$63,788,467		$66,574,805		-4%

Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $1.6 million, or 6%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 25% decrease in average headcount (excluding the impact of acquired headcount of The Deal), combined with lower costs related to computer services and supplies and data used on the Company’s Web sites, the aggregate of which decreased by approximately $4.4 million. These cost decreases were partially offset by costs associated with the operations of The Deal since its acquisition, increased costs related to revenue share payments made to certain distribution partners, as well as the use of nonemployee content providers as the Company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, the aggregate of which increased by approximately $2.8 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 49% in the year ended December 31, 2012, from 46% in the prior year period, as our cost cutting initiatives did not completely keep pace with the decline in revenue.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense decreased by approximately $3.3 million, or 20%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 22% decrease in average headcount (excluding the impact of headcount of The Deal), combined with reductions in advertising and promotion related spending, travel and entertainment costs, credit card processing fees, public relations costs and recruiting fees, the aggregate of which decreased by approximately $4.6 million. These cost decreases were partially offset by costs associated with the operations of The Deal since its acquisition as well as increased advertisement serving costs, the aggregate of which increased by approximately $1.3 million. Sales and marketing expense includes approximately $0.2 million and $0.3 million of barter expense in the years ended December 31, 2012 and 2011, respectively. Sales and marketing expense as a percentage of revenue decreased to 26% in the year ended December 31, 2012, from 29% in the prior year period resulting from our cost cutting initiatives.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $2.2 million, or 14%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 15% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower professional fees (inclusive of those relating to a review of certain accounting matters in our former Promotions.com subsidiary), occupancy, training and insurance costs, the aggregate sum of which decreased by approximately $2.7 million. These cost decreases were partially offset by costs related to the Company’s acquisition and subsequent operation of The Deal since its acquisition combined with increased recruiting fees, the aggregate of which increased by approximately $0.7 million. General and administrative expense as a percentage of revenue approximated 27% in the year ended December 31, 2012, the same as in the prior year period, as our cost cutting initiatives were in line with the decline in revenue.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $0.2 million, or 4%, over the periods. Depreciation and amortization expense as a percentage of revenue approximated 11% in the year ended December 31, 2012, as compared to 10% in the prior year period.

Restructuring and other charges. During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges from continuing operations of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2012. These activities were offset by a reduction to previously estimated restructuring and other charges resulting in a net credit of approximately $0.3 million.

Gain on disposition of assets. During the year ended December 31, 2012, the Company sold certain non-strategic assets resulting in a gain of approximately $0.2 million.

Net Interest Income

	For the Year Ended December 31,
	2012	2011	Percent Change
Net interest income	$352,713	$667,822	-47%

The decrease in net interest income was primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

Net Loss

Net loss for the year ended December 31, 2012 totaled $12.7 million, or $0.38 per basic and diluted share, compared to net loss totaling $8.2 million, or $0.26 per basic and diluted share, for the year ended December 31, 2011. The increase in the net loss was largely the result of restructuring and other charges recorded during the year ended December 31, 2012 that approximated $6.6 million combined with reduced revenue, partially offset by expense cost cutting measures. Net loss for the year ended December 31, 2012 also included a net loss of approximately $0.8 million related to the operations of The Deal since its acquisition. Excluding noncash charges related to depreciation, and amortization of acquired intangible assets, net loss for The Deal would have approximated $0.4 million.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenue

	For the Year Ended December 31,
Revenue:	2011	Percent of Total Revenue	2010	Percent of Total Revenue	Percent Change
Subscription services	$39,514,153	68%	$38,597,877	67%	2%
Media	18,245,847	32%	18,588,502	33%	-2%
Total revenue	$57,760,000	100%	$57,186,379	100%	1%

Subscription services. Subscription services revenue for the year ended December 31, 2011 increased by 2% when compared to the year ended December 31, 2010. The increase was primarily attributable to an increase in revenue from subscriptions to our securities investment information and RateWatch products, offset in part by reduced revenue from our TheStreet Ratings products.

The increase in revenue from subscriptions to our securities investment information and RateWatch products of 4% was primarily the result of a 2% increase in the weighted-average number of subscriptions during the year ended December 31, 2011 as compared to the year ended December 31, 2010, combined with a 2% increase in the average revenue recognized per subscription during the same period. The increase in the weighted-average number of subscriptions during the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily the result of improved subscriber retention efforts. The increase in the average revenue recognized per subscription during the period was primarily a result of higher average selling prices for a number of our subscription products.

The decline in revenue from our TheStreet Ratings products totaled approximately $0.5 million, or 51%, and was primarily related to the sale of certain assets of TheStreet Ratings business in May 2010 which reduced the revenue of the business for the year ended December 31, 2011 as compared to the prior year.

Media. Media revenue for the year ended December 31, 2011 decreased by 2% when compared to the year ended December 31, 2010. The decrease in media revenue was primarily the result of reduced demand from new advertisers. Media revenue includes approximately $0.4 million and $0.6 million of barter revenue in the year ended December 31, 2011 and 2010, respectively.

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

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.1 million, or 23%, over the periods. The increase was largely attributable to increased amortization expense resulting from a reduction to the estimated useful life of certain past capitalized Web site development projects together with increased leasehold improvement amortization related to a renovation of the Company’s corporate headquarters that was completed in late 2010. As a percentage of revenue, depreciation and amortization expense increased to 10% in the year ended December 31, 2011, from 8% in the prior year period.

Restructuring and other charges. In December 2011, the Company announced a management transition under which the Company’s chief executive officer would step down from his position. Additionally, in December 2011, a senior vice president separated from the Company. As a result of these activities, we incurred restructuring and other charges from continuing operations of approximately $1.8 million during the year ended December 31, 2011.

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

The decrease in net interest income was primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

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

For the years ended December 31, 2012, 2011 and 2010, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2012, 2011 and 2010, one client accounted for more than 10% of our gross accounts receivable balance in each period.

Liquidity and Capital Resources

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for operating purposes. As of December 31, 2012, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $60.5 million, representing 54% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities consisted of approximately $35.4 million of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$23,845,360	$44,865,191
Current and noncurrent marketable securities	35,394,318	28,789,603
Current and noncurrent restricted cash	1,301,000	1,660,370
Total cash and cash equivalents, current and noncurrent marketable securities and noncurrent restricted cash	$60,540,678	$75,315,164

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in five domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Cash generated from operations was not sufficient to cover our expenses during the year ended December 31, 2012. Net cash used in operating activities totaled approximately $6.2 million for the year ended December 31, 2012, as compared to net cash provided by operating activities totaling approximately $3.6 million for the year ended December 31, 2011. The decline in net cash provided by operating activities is primarily related to the following:

•	an increase in the net loss from continuing operations combined with reduced noncash expenses;
•	a decrease in the growth of deferred revenue resulting from reduced subscription sales; and
•	a net decrease in accrued expenses and accounts payable resulting from reduced incentive compensation accruals partially offset by increases resulting in the acquisition of The Deal.

Included in cash used in operating activities totaling $6.2 million during the year ended December 31, 2012 was approximately $4.1 million related to the Company’s restructuring and other charges activity.

Net cash used in investing activities of approximately $12.8 million for the year ended December 31, 2012 was primarily the result of approximately $6.3 million of the net purchases of marketable securities, the purchase of The Deal, LLC of approximately $5.4 million, combined with approximately $1.3 million of capital expenditures, partially offset by the proceeds from the disposition of assets of approximately $0.2 million.

Net cash used in financing activities of approximately $2.0 million for the year ended December 31, 2012 primarily consisted of cash dividends paid and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements, partially offset by a decrease in restricted cash and cash received from the sale of the Company’s Common Stock.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as a security deposits for our office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.7 million through December 31, 2013, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, during both the first and second quarters of 2012, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $1.8 million. The Company’s Board of Directors suspended the payment of a dividend for the third and fourth quarter of 2012 but will continue to consider a future dividend payment each quarter.

As of December 31, 2012 and 2011, respectively, we had approximately $150 million and $139 million of federal and state net operating loss carryforwards. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards may be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation. Such an ownership change would create an annual limitation on the usage of our net operating loss carryforward. The ultimate realization of net operating loss carryforwards is dependent upon the generation of future taxable income during the periods following an ownership change. As such, a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

In December 2000, our Board of Directors authorized the repurchase of up to $10 million worth of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to be able to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the years ended December 31, 2012 and 2011, we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of our 1998 Stock Incentive Plan (the “1998 Plan”) and our 2007 Performance Incentive Plan (the “2007 Plan”), and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2012, we had withheld an aggregate of 1,162,692 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

Commitments and Contingencies

We are committed under operating leases, principally for office space, which expire at various dates through August 31, 2021. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.5 million, $1.7 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, we have agreements with certain of our outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2012, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2013	2014	2015	2016	2017	After 2017
Operating leases	$21,163,143	$2,550,825	$2,506,044	$2,539,137	$2,517,990	$2,557,338	$8,491,809
Outside contributors	145,833	145,833	—	—	—	—	—
Total contractual cash obligations	$21,308,976	$2,696,658	$2,506,044	$2,539,137	$2,517,990	$2,557,338	$8,491,809

Future minimum cash payments for the year ended December 31, 2013 related to operating leases has been reduced by approximately $0.3 million related to payments to be received related to the sublease of office space.

See Note 12 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

New Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements for new accounting pronouncements impacting the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in five domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements required by this item are included in Item 15 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2012. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in

accordance with the standards of the Public Company Accounting Oversight Board (United States). Based on that evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

Item 9B. Other Information.

On February 19,  2013, Christopher Marshall notified the Company that he will resign from the Board of Directors (the “Board”) of the Company effective March 31, 2013.  Mr. Marshall is a General Partner at Technology Crossover Ventures, a private equity and venture capital firm (“TCV”), the majority holder of the Company’s Series B Preferred Stock.  TCV will continue to be entitled to elect one person to the Company’s Board pursuant to Section 5(b) of the Certification of Designation of Series B Preferred Stock so long as it holds at least 2,200 shares of Series B Preferred Stock. TCV has informed us that it does not currently intend to fill this board vacancy, but they may do so in the future.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Under the terms of the 1998 Plan, 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 4,250,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate management to select. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. The following table sets forth certain information, as of December 31, 2012, concerning shares of Common Stock authorized for issuance under the 2007 Plan.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,539,516	1.94	546,212	*
Equity compensation plans not approved by security holders**	1,625,360	1.42	—
Total

*	Aggregate number of shares available for grant under the 2007 Plan, which grants may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants. The 2007 Plan also authorizes cash performance awards.

**	Includes inducement option grants made pursuant to NASDAQ Listing Rule 5635(c) to Elisabeth DeMarse for 1,525,360 shares of the Company’s common stock and a non-executive officer for 100,000 shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011
3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011
3.3	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007
3.4	Amended and Restated Bylaws of the Company.	10-K	000-25779	3.2	March 30, 2000
4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999
4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007
10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012
10.2+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 16, 2010
10.3+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-Q	000-25779	10.2	August 9, 2007
10.4+	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.	10-Q	000-25779	10.1	February 8, 2010 (quarter ended September 30, 2009)
10.5	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999

10.6	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005
10.7	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008
10.8	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009
10.9	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007
10.10	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007
10.11	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012
10.12+	Employment Agreement dated as of December 10, 2010 between James J. Cramer and the Company.	10-K/A	000-25779	10.37	August 12, 2011
10.13+	Amendment No. 1 dated December 16, 2010 to Employment Agreement between James J. Cramer and the Company.	10-K	000-25779	10.38	March 14, 2011
10.14+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012
10.15+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012
10.16+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012
10.17+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012
10.18+	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.5	May 7, 2012
10.19+	Severance Agreement dated as of September 7, 2010 between Thomas Etergino and the Company.	10-K	000-25779	10.36	March 14, 2011
10.20+	Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.	10-Q	000-25779	10.5	August 5, 2011
10.21+	Amendment No. 2 to Severance Agreement dated as of December 21, 2011 between the Company and Thomas Etergino.	10-K	000-25779	10.44	March 7, 2012
10.22+	Separation Agreement and General Release dated as of December 31, 2012 between the Company and Thomas Etergino.
10.23+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.
10.24+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.

10.25+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann
10.26+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.
14.1	Code of Business Conduct and Ethics.	8-K	000-25779	14.1	January 31, 2005
21.1	Subsidiaries of the Company.
23.1	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: February 22, 2013	By:	/s/ Elisabeth DeMarse
	Name:	Elisabeth DeMarse
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Elisabeth DeMarse	Chairman and Chief Executive Officer	February 22, 2013
(Elisabeth DeMarse)

/s/ Thomas Etergino	Chief Financial Officer	February 22, 2013
(Thomas Etergino)

/s/ Richard Broitman	Chief Accounting Officer	February 22, 2013
(Richard Broitman)

/s/ James J. Cramer	Director	February 22, 2013
(James J. Cramer)

/s/ Sarah Fay	Director	February 22, 2013
(Sarah Fay)

/s/ William R. Gruver	Director	February 22, 2013
(William R. Gruver)

/s/ Keith B. Hall	Director	February 22, 2013
(Keith B. Hall)

/s/ Christopher Marshall	Director	February 22, 2013
(Christopher Marshall)

/s/ Vivek Shah	Director	February 22, 2013
(Vivek Shah)

/s/ Mark Walsh	Director	February 22, 2013
(Mark Walsh)

THESTREET, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TheStreet, Inc.:

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 22, 2013

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$23,845,360	$44,865,191
Accounts receivable, net of allowance for doubtful accounts of $165,291 as of December 31, 2012 and $158,870 as of December 31, 2011	5,750,753	6,225,424
Marketable securities	18,096,091	20,895,238
Other receivables	1,134,142	356,219
Prepaid expenses and other current assets	1,450,742	1,421,955
Restricted cash	—	660,370
Total current assets	50,277,088	74,424,397

Property and equipment, net of accumulated depreciation and amortization of $14,633,037 as of December 31, 2012 and $13,466,365 as of December 31, 2011	5,672,000	8,494,648
Marketable securities	17,298,227	7,894,365
Other assets	103,964	172,055
Goodwill	25,726,239	24,057,616
Other intangibles, net of accumulated amortization of $6,570,315 as of December 31, 2012 and $5,529,730 as of December 31, 2011	11,156,550	5,370,135
Restricted cash	1,301,000	1,000,000
Total assets	$111,535,068	$121,413,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,813,955	$2,305,589
Accrued expenses	5,921,152	7,970,802
Deferred revenue	21,080,759	17,625,666
Other current liabilities	632,618	509,214
Total current liabilities	31,448,484	28,411,271
Deferred tax liability	288,000	288,000
Other liabilities	4,340,749	4,569,497
Total liabilities	36,077,233	33,268,768

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2012 and December 31, 2011; the aggregate liquidation preference as of December 31, 2012 and December 31, 2011 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 39,855,468 shares issued and 33,027,752 shares outstanding as of December 31, 2012, and 38,461,595 shares issued and 32,131,188 shares outstanding as of December 31, 2011	398,555	384,616
Additional paid-in capital	270,943,151	270,230,246
Accumulated other comprehensive loss	(128,994)	(394,600)
Treasury stock at cost 6,827,716 shares as of December 31, 2012 and 6,330,407 shares as of December 31, 2011	(11,974,261)	(11,010,149)
Accumulated deficit	(183,780,671)	(171,065,720)
Total stockholders’ equity	75,457,835	88,144,448
Total liabilities and stockholders’ equity	$111,535,068	$121,413,216

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
Net revenue:
Subscription services	$38,232,682	$39,514,153	$38,597,877
Media	12,488,121	18,245,847	18,588,502
Total net revenue	50,720,803	57,760,000	57,186,379
Operating expense:
Cost of services	24,886,142	26,499,085	25,557,162
Sales and marketing	13,395,328	16,681,562	15,841,470
General and administrative	13,637,895	15,810,994	18,052,633
Depreciation and amortization	5,512,299	5,757,365	4,692,520
Asset impairments	—	—	555,000
Restructuring and other charges	6,589,792	1,825,799	—
Gain on disposition of assets	(232,989)	—	(1,318,607)
Total operating expense	63,788,467	66,574,805	63,380,178
Operating loss	(13,067,664)	(8,814,805)	(6,193,799)
Net interest income	352,713	667,822	846,157
Loss on sales of marketable securities	—	(35,340)	—
Other income	—	—	20,374
Loss from continuing operations before income taxes	(12,714,951)	(8,182,323)	(5,327,268)
Provision for income taxes	—	—	—
Loss from continuing operations	(12,714,951)	(8,182,323)	(5,327,268)
Discontinued operations:
Loss from discontinued operations	—	(1,798)	(7,339)
Net loss	(12,714,951)	(8,184,121)	(5,334,607)
Preferred stock cash dividends	192,848	385,696	385,696
Net loss attributable to common stockholders	$(12,907,799)	$(8,569,817)	$(5,720,303)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.38)	$(0.26)	$(0.17)
Loss from discontinued operations	—	(0.00)	(0.00)
Net loss	(0.38)	(0.26)	(0.17)
Preferred stock dividends	(0.01)	(0.01)	(0.01)
Net loss attributable to common stockholders	$(0.39)	$(0.27)	$(0.18)
Weighted average basic and diluted shares outstanding	32,710,018	31,953,683	31,593,341

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

F-4

THESTREET, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2012	2011	2010
Net loss	$(12,714,951)	$(8,184,121)	$(5,334,607)
Unrealized gain (loss) on marketable securities	265,606	(725,911)	(13,061)
Comprehensive loss	$(12,449,345)	$(8,910,032)	$(5,347,668)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

						Accumulated
					Additional	Other				Total
	Common Stock		Series B Preferred Stock		Paid in	Comprehensive	Treasury Stock		Accumulated	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Income	Shares	Cost	Deficit	Equity
Balance at December 31, 2009	37,246,362	$372,464	5,500	$55	$271,715,956	$344,372	(6,081,734)	$(10,411,952)	$(157,546,992)	$104,473,903
Unrealized loss on marketable securities	—	—	—	—	—	(13,061)	—	—	—	(13,061)
Exercise and issuance of equity grants	529,019	5,290	—	—	(5,290)	—	(26,047)	(66,886)	—	(66,886)
Stock-based consideration for services	—	—	—	—	2,669,443	—	—	—	—	2,669,443
Common stock cash dividends	—	—	—	—	(3,349,755)	—	—	—	—	(3,349,755)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net loss	—	—	—	—	—	—	—	—	(5,334,607)	(5,334,607)
Balance at December 31, 2010	37,775,381	377,754	5,500	55	270,644,658	331,311	(6,107,781)	(10,478,838)	(162,881,599)	97,993,341
Unrealized loss on marketable securities	—	—	—	—	—	(725,911)	—	—	—	(725,911)
Exercise and issuance of equity grants	686,214	6,862	—	—	(6,862)	—	(222,626)	(531,311)	—	(531,311)
Stock-based consideration for services	—	—	—	—	3,425,038	—	—	—	—	3,425,038
Common stock cash dividends	—	—	—	—	(3,446,892)	—	—	—	—	(3,446,892)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net loss	—	—	—	—	—	—	—	—	(8,184,121)	(8,184,121)
Balance at December 31, 2011	38,461,595	384,616	5,500	55	270,230,246	(394,600)	(6,330,407)	(11,010,149)	(171,065,720)	88,144,448
Unrealized gain on marketable securities	—	—	—	—	—	265,606	—	—	—	265,606
Exercise and issuance of equity grants	1,318,873	13,189	—	—	(13,189)	—	(497,309)	(964,112)	—	(964,112)
Issuance of Common Stock	75,000	750	—	—	134,250	—	—	—	—	135,000
Stock-based consideration for services	—	—	—	—	2,420,928	—	—	—	—	2,420,928
Common stock cash dividends	—	—	—	—	(1,636,236)	—	—	—	—	(1,636,236)
Preferred stock cash dividends	—	—	—	—	(192,848)	—	—	—	—	(192,848)
Net loss	—	—	—	—	—	—	—	—	(12,714,951)	(12,714,951)
Balance at December 31, 2012	39,855,468	$398,555	5,500	$55	$270,943,151	$(128,994)	(6,827,716)	$(11,974,261)	$(183,780,671)	$75,457,835

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net loss	$(12,714,951)	$(8,184,121)	$(5,334,607)
Loss from discontinued operations	—	1,798	7,339
Loss from continuing operations	(12,714,951)	(8,182,323)	(5,327,268)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	2,198,713	2,777,886	2,336,443
Provision for doubtful accounts	329,870	150,825	62,559
Depreciation and amortization	5,512,299	5,757,365	4,692,520
Impairment charges	—	—	555,000
Restructuring and other charges	1,396,695	647,152	—
Deferred rent	(319,958)	663,020	1,703,614
Gain on disposition of assets	(232,989)	—	(1,318,607)
Gain on disposal of equipment	—	—	(20,600)
Noncash barter activity	183,270	(107,210)	(76,060)
Changes in operating assets and liabilities:
Accounts receivable	1,125,158	214,891	(672,611)
Other receivables	(677,601)	74,870	314,054
Prepaid expenses and other current assets	(294,567)	469,366	(53,061)
Other assets	39,556	37,904	(97,115)
Accounts payable	1,116,374	(150,305)	292,477
Accrued expenses	(2,519,154)	(69,262)	659,907
Deferred revenue	(1,100,272)	1,272,137	488,571
Other current liabilities	(240,830)	6,330	50,455
Other liabilities	24,000	—	15,167
Net cash (used in) provided by continuing operations	(6,174,387)	3,562,646	3,605,445
Net cash used in discontinued operations	—	(3,669)	(228,633)
Net cash (used in) provided by operating activities	(6,174,387)	3,558,977	3,376,812
Cash Flows from Investing Activities:
Purchase of marketable securities	(41,151,130)	(24,854,469)	(130,963,472)
Sale of marketable securities	34,812,021	52,144,328	94,473,125
Purchase of The Deal, LLC	(5,430,063)	—	—
Sale of Promotions.com	—	265,000	1,746,876
Sale of certain assets of TheStreet Ratings	—	—	1,348,902
Capital expenditures	(1,327,746)	(1,974,406)	(6,717,749)
Proceeds from the sale of fixed assets	249,300	—	43,300
Net cash (used in) provided by investing activities	(12,847,618)	25,580,453	(40,069,018)
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,636,236)	(3,446,892)	(3,349,755)
Cash dividends paid on preferred stock	(192,848)	(385,696)	(385,696)
Restricted cash	660,370	—	41,709
Proceeds from the sale of common stock	135,000	—	—
Purchase of treasury stock	(964,112)	(531,311)	(66,886)
Net cash used in financing activities	(1,997,826)	(4,363,899)	(3,760,628)
Net (decrease) increase in cash and cash equivalents	(21,019,831)	24,775,531	(40,452,834)
Cash and cash equivalents, beginning of period	44,865,191	20,089,660	60,542,494
Cash and cash equivalents, end of period	$23,845,360	$44,865,191	$20,089,660

Supplemental disclosures of cash flow information:
Cash payments made for interest	$30,028	$—	$1,720
Cash payments made for income taxes	$—	$—	$—

Noncash investing and financing activities:
Stock issued for business combinations	$—	$—	$—
Notes received for sale of Promotions.com	$—	$—	$—
Treasury shares received in settlement of Promotions.com working capital and debt adjustment	$—	$—	$—
Treasury shares received in settlement of Kikucall, Inc. working capital adjustment	$10,748	$10,748	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet, Inc. together with its wholly owned subsidiaries ( “TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide actionable ideas from the world of investing, finance, business and mergers and acquisitions in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insight needed to make informed decisions about earning, investing, saving and spending money.

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

Substantially all of the Company’s revenue in 2012, 2011 and 2010 was generated from customers in the United States. During 2012, 2011 and 2010, all of the Company’s long-lived assets were located in the United States.

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

Revenue Recognition

The Company generates its revenue primarily from subscription services and media.

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

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may, for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to most of our annual subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the three years ended December 31, 2012.

Media, previously referred to as marketing services, is comprised of fees charged for the placement of advertising and sponsorships within our services, and is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Web site development costs is variable based upon the applicable project. During the year ended December 31, 2012, completed capitalized software and Web site development projects were deemed to have a two to three year useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset.

Capitalized Software and Web Site Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized software development costs totaling approximately $0.4 million, $0.9 million and $0.8 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Web site development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Web sites, dividing the Web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Web site are incurred. The costs incurred in the Web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized Web site development costs totaling approximately $0.1 million, $0.4 million and $0.6 million, respectively.

Capitalized software and Web site development costs are amortized using the straight-line method over the estimated useful life of the software or Web site. Total amortization expense was approximately $1.5 million, $2.2 million and $1.6 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company evaluates goodwill and indefinite-lived intangible assets for impairment using a two-step impairment test approach at the Company level as the company is considered to operate as a single reporting unit. In the first step, the fair value of the Company is compared to its book value, including goodwill and indefinite-lived intangible assets. If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company’s goodwill and indefinite-lived intangible assets to the book value of the goodwill and indefinite-lived intangible assets. The fair value for the goodwill and indefinite-lived intangible assets is determined based on the difference between the fair value of the Company and the net fair values of identifiable assets and liabilities. If the fair value of the goodwill and indefinite-lived intangible assets is less than the book value, the difference is recognized as impairment. We test for goodwill impairment at the enterprise level as the Company is considered to operate as a single reporting unit.

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. During

2012, the Company elected not to apply the qualitative assessment under this new guidance and continued to apply the quantitative assessment in its evaluating of goodwill for impairment.

The Company performs annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year or when circumstances arise that indicate a possible impairment might exist. Based upon its annual impairment test performed as of September 30, 2012, no impairment was indicated as the Company’s fair value, inclusive of a control premium, exceeded its book value by approximately 13%. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock and the estimated fair value of the Company’s outstanding Preferred Shares. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock.

As of December 31, 2012, the Company performed an interim impairment test of its goodwill due to certain potential impairment indicators, including the loss of certain key personnel. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock excluding any control premium, and the estimated fair value of the company’s outstanding preferred shares. As a result of this December 31, 2012 impairment test, the Company concluded that goodwill was not impaired.

A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

Additionally, the Company evaluates the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life. There have been no changes in useful lives of intangible assets for each period presented.

Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management does not believe that there is any impairment of long-lived assets at December 31, 2012.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2012 and 2011, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2012 and 2011, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses. There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations.

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

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009, and is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in five domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2012, the Company’s cash and cash equivalents primarily consisted of money market funds and checking accounts.

For the years ending December 31, 2012, 2011 and 2010, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2012, 2011 and 2010, one client accounted for more than 10% of our gross accounts receivable balance in each period.

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

Other Comprehensive (Loss) Income

Comprehensive (loss) income is a measure which includes both net loss and other comprehensive (loss) income. Other comprehensive (loss) income results from items deferred from recognition into the statement of operations. Accumulated other comprehensive (loss) income is separately presented on the consolidated statement of comprehensive loss and on both the Company’s consolidated balance sheet and as part of the consolidated statement of stockholders’ equity.

Net Loss Per Share of Common Stock

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the years ended December 31, 2012 and 2011, approximately 3.3 million and 4.5 million, respectively, unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2012, 2011 and 2010, advertising expense totaled approximately $2.9 million, $3.7 million and $4.1 million, respectively.

Stock-Based Compensation

We account for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2012, 2011 and 2010 was approximately $2.4 million, $3.4 million and $2.3 million, respectively. As of December 31, 2012, there was approximately $2.5 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.4 years.

The Company estimates the fair value of share-based payment awards on the date of grant. The value of stock options granted to employees and directors is estimated using the Black-Scholes option-pricing model. The value of each restricted stock unit under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”) is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2012, 2011 and 2010 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of employee stock options on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The amount of equity-based compensation expense recorded each period is net of estimated forfeitures. The weighted-average grant date fair value of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 was $0.48, $0.89 and $1.15, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock options at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption was based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Year Ended December 31,
	2012	2011	2010
Expected option lives	3.5 years	3.5 years	3.5 years
Expected volatility	50.67%	54.86%	56.97%
Risk-free interest rate	0.56%	1.20%	1.67%
Expected dividends	4.27%	3.93%	3.69%

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

In 2012, 2011 and 2010, the Compensation Committee granted short-term cash performance awards, payable to certain officers upon the Company’s achievement of specified performance goals for such year. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. The short-term cash incentives were based upon achievement of certain financial targets (which, depending upon the year, related to revenue, expense, Adjusted EBITDA or free cash flow, as defined by the Compensation Committee). Potential payout with respect to each measure was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $0.6 million, $1.1 million and $2.2 million were deemed earned with respect to the years ended December 31, 2012, 2011 and 2010, respectively.

Services Agreement

On November 13, 2012, the Company entered into a Services Agreement (the “Agreement”) in which a third party granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of their personal finance web sites. TheStreet will support the web sites by providing personal finance content, various promotion and advertisements on TheStreet’s web sites, and marketing and accounting support. Under the Agreement, the Company will reimburse this third party for certain expenses, subject to specified limits. Both parties will share in the profits generated by the partnership, after TheStreet recoups the aggregate amount paid to to the third party in addition to certain sales, marketing, editorial and operational costs incurred by the Company. For the period ended December 31, 2012 the company recognized $0.2 million in net expenses reflected in cost of sales on the consolidated statement of operations related to the reimbursement of costs owed to the third party in excess of the Company’s share of revenue.

In accordance with the ASC 808, “Accounting for Collaborative Agreement,” a participant in a collaborative arrangement must report the costs incurred and revenues generated on sales to third parties at gross or net amounts, depending on whether the participant is the principal or the agent in the transaction. Based on the facts and circumstances with regards to the Agreement, the Company has determined that it is the Principal in this Agreement for all advertising sold by the Company. With respect to the advertising and e-commerce revenue generated by the third party, the Company treats this as a reimbursement of expenses paid.

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

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2012. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure.

New Accounting Pronouncements

In May 2011, the FASB issued FASB Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”). ASU 2011-04 provided new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amended guidance provided a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The amended guidance changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance was effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The Company conformed to the new presentation required in ASU 2011-04 beginning with Form 10-Q for the three months ended March 31, 2012.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of equity. The standard did not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard was effective for interim and annual periods beginning after December 15, 2011 and is applied retrospectively. The FASB has deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. Companies are required to either present amounts reclassified out of other comprehensive income on the face of the financial statements or disclose those amounts in the notes to the financial statements. During the deferral period, there was no requirement to separately present or disclose the reclassification adjustments into net income. The effective date of this deferral will be consistent with the effective date of the ASU 2011-05. The Company adopted ASU 2011-05 as of January 1, 2012 and has presented the components of net income and the components of of other comprehensive income in two separate but consecutive statements. This guidance affects financial statement presentation only and has no impact on our results.

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the assets, then a quantitative assessment is performed. ASU 2012-02 applies to public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of ASU 2012-02 to have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current year presentation.

(2) Discontinued Operations

In June 2005, the Company committed to a plan to discontinue the operations of the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as a separate line item in the accompanying consolidated statements of operations. Activity related to the discontinued operation was concluded during the year ended December 31, 2011 and there is no further activity to be reported.

For the years ended December 31, 2011 and 2010, there was no net revenue from discontinued operations. Loss from discontinued operations was immaterial during the same periods.

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

The Deal, LLC

On September 11, 2012, the Company acquired 100% of the equity of The Deal, LLC (“The Deal”). The Deal is a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The purchase price of the acquisition was approximately $5.8 million, of which $0.6 million was placed in escrow pursuant to the terms of an escrow agreement which will be used to secure indemnity obligations for a period of 18 months. Additionally, the Company assumed net liabilities approximating $5.0 million. The Company believes that the acquisition of The Deal will advance its strategic objectives by increasing both subscribers and content. The Deal’s customer base of professionals, including senior-level bankers, law firm partners, private equity partners and hedge fund notables is expected to provide an additional source of recurring revenue with high renewals and attractive margins. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from The Deal, and as a result, the Company recorded $1.7 million of goodwill in connection with this transaction. The goodwill is expected to be deductible over 15 years for income tax purposes.

The results of operations of The Deal were included in the condensed consolidated financial statements for the year ended December 31, 2012 from September 11, 2012, the date of the acquisition. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date. The preliminary fair value estimates for the assets and liabilities were based upon preliminary calculations and valuations and our estimates and assumptions for each of these acquisitions are subject to change as we obtain additional information for our estimates during the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

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

Acquisition related costs totaling $0.4 million are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the year ended December 31, 2012.

Unaudited pro forma consolidated financial information is presented below as if the acquisition of The Deal had occurred on January 1, 2011. The results have been adjusted to account for the amortization of acquired intangible assets and to eliminate interest expense related to short term notes payable to related parties of The Deal, which liabilities were not assumed by the Company, and deal acquisition costs. The proforma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the years ended December 31, 2012 and 2011 is as follows:

	For the Year Ended December 31,
	2012	2011	2010
Total revenue	$58,191,117	$69,254,368	$68,066,760
Net loss	$16,140,048	$13,543,809	$11,495,893
Basic and diluted net loss per share	$0.50	$0.42	$0.36

(4) Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the years ended December 31, 2012 and 2011, respectively, approximately 3.3 million and 4.5 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2012	2011	2010
Basic and diluted net loss per share
Numerator:
Loss from continuing operations	$12,714,951	$8,182,323	$5,327,268
Loss from discontinued operations	—	1,798	7,339
Preferred stock cash dividends	192,848	385,696	385,696
Numerator for basic and diluted earnings per share – Net loss attributable to common stockholders	$12,907,799	$8,569,817	$5,720,303

Denominator:
Weighted average basic and diluted shares outstanding	32,710,018	31,953,683	31,593,341

Basic and diluted net loss per share:
Loss from continuing operations	$0.38	$0.26	$0.17
Loss from discontinued operations	—	0.00	0.00
Preferred stock cash dividends	0.01	0.01	0.01
Net loss attributable to common stockholders	$0.39	$0.27	$0.18
F-20

(5) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling approximately $23.8 million. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of December 31, 2012, the total fair value of these marketable securities was approximately $35.4 million and the total cost basis was approximately $35.5 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	As of December 31,
	2012	2011
Cash and cash equivalents	$23,845,360	$44,865,191
Current and noncurrent marketable securities	35,394,318	28,789,603
Restricted cash	1,301,000	1,660,370
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$60,540,678	$75,315,164

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

Financial assets and liabilities included in our financial statements and measured at fair value as of December 31, 2012 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$23,845,360	$23,845,360	$—	$—
Marketable securities (2)	35,394,318	33,854,318	—	1,540,000
Total at fair value	$59,239,678	$57,699,678	$—	$1,540,000

(1) Cash and cash equivalents, totaling approximately $23.8 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2) Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million as of December 31, 2012. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2012, the Company determined there was a decline in the fair value of its ARS investments of $0.3 million from its cost basis, which was deemed temporary and was included within accumulated other comprehensive (loss) income. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at December 31, 2011	$1,410,000
Increase in fair value of investment	130,000
Balance at December 31, 2012	$1,540,000

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

Property and equipment as of December 31, 2012 and 2011 consists of the following:

	As of December 31,
	2012	2011
Computer equipment	$14,210,373	$16,430,436
Furniture and fixtures	2,740,089	2,456,085
Leasehold improvements	3,354,575	3,074,492
	20,305,037	21,961,013
Less accumulated depreciation and amortization	14,633,037	13,466,365
Property and equipment, net	$5,672,000	$8,494,648

Included in computer equipment are capitalized software and Web site development costs of approximately $7.7 million and $8.1 million at December 31, 2012 and 2011, respectively. A summary of the activity of capitalized software and Web site development costs is as follows:

Balance December 31, 2011	$8,115,917
Additions	500,731
Deletions	(925,057)
Balance December 31, 2012	$7,691,591

Depreciation and amortization expense for the above noted property and equipment aggregated approximately $4.1 million, $4.4 million and $3.3 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company does not include depreciation and amortization expense in cost of services.

(8) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2012 and 2011 consist of the following:

	As of December 31,
	2012	2011
Total goodwill not subject to amortization	$25,726,239	$24,057,616
Other intangible assets not subject to amortization:
Trade name	$720,000	$720,000
Total other intangible assets not subject to amortization	720,000	720,000
Other intangible assets subject to amortization:
Customer relationships	9,892,136	6,862,136
Software models	1,988,194	1,841,194
Noncompete agreements	1,339,535	1,339,535
Products database	3,307,000	137,000
Trade name	480,000	—
Total other intangible assets subject to amortization	17,006,865	10,179,865
Less accumulated amortization	(6,570,315)	(5,529,730)
Net other intangible assets subject to amortization	10,436,550	4,650,135
Total other intangible assets	$11,156,550	$5,370,135

Amortization expense totaled approximately $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended
December 31,	Amount
2013	$1,495,880
2014	1,495,880
2015	1,495,880
2016	1,495,880
2017	1,340,031
Thereafter	3,112,999
Total	$10,436,550

(9) Accrued Expenses

Accrued expenses as of December 31, 2012 and 2011 consists of the following:

	As of December 31,
	2012	2011
Payroll and related costs	$1,861,066	$3,095,130
Restructuring and other charges (see Note 15)	1,838,904	1,654,012
Professional fees	463,603	648,342
Business development	306,764	355,392
Data related costs	271,727	327,886
Other liabilities	1,179,088	1,890,040
Total accrued expenses	$5,921,152	$7,970,802

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

As of December 31, 2012 and 2011, respectively, the Company had approximately $150 million and $139 million of federal and state net operating loss carryforwards. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2032 and expire from 2021 through 2032. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2013 through 2032. The net operating loss carryforwards as of December 31, 2012 and 2011 include approximately $16 million and

$17 million, respectively, related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized.

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

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations from continuing operations are set forth below:

For the Years Ended December 31,
	2012	2011	2010
(in thousands)
Current taxes:
U.S. federal	$—	$—	$—
State and local	—	—	—
Total current tax benefit	$—	$—	$—

Deferred taxes:
U.S. federal	$—	$—	$—
State and local	—	—	—
Total deferred tax expense	$—	$—	$—

Total tax expense	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2012	2011	2010
U.S. statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	6.3	6.0	6.0
Effect of permanent differences	(0.8)	(1.6)	(2.3)
Change to valuation allowance	(39.7)	(38.4)	(42.3)
Other	0.2	0.0	4.6
Effective income tax rate	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Operating loss carryforward	$60,801	$56,397
Windfall tax benefit carryforward	(5,498)	(5,724)
Goodwill	833	1,494
Intangible assets	1,215	968
Accrued expenses	2,456	2,493
Depreciation	509	—
Other	2,178	2,307
Total deferred tax assets	62,494	57,935
Deferred tax liabilities:
Depreciation	—	(374)
Trademarks/goodwill	(288)	(288)
Total deferred tax liabilities	(288)	(662)
Less: valuation allowance	(62,494)	(57,561)
Net deferred tax liability	$(288)	$(288)

The implementation of ASC 740-10 regarding uncertain tax positions, did not result in any current adjustment or any cumulative effect, and therefore, no adjustment was recorded to retained earnings upon adoption. For the years ended December 31, 2012, 2011 and 2010, the Company performed a tax analysis in accordance with ASC 740-10. Based upon such analysis the Company was not required to accrue any liabilities for uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2012, 2011 and 2010, respectively.

(11) Stockholders’ Equity

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2012, no Series B Preferred Stock has been converted and the warrants have expired without any shares having been purchased. The Series B Preferred Stock has not been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock.

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

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2012 and 2011, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 1998 Stock Incentive Plan (the “1998 Plan”) and 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2012, the Company had withheld an aggregate of 1,162,692 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

During the year ended December 31, 2012, the Company paid two quarterly cash dividends of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the year ended December 31, 2012, dividends paid totaled approximately $1.8 million, as compared to approximately $3.8 million for the year ended December 31, 2011 when four quarterly dividends were paid. The Company’s Board of Directors suspended the payment of a dividend for the third and fourth quarters of 2012 but will continue to consider a future dividend payment each quarter.

Stock Options

Under the terms of the 1998 Plan, 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 4,250,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. As of December 31, 2012, there remained 546,212 shares available for future awards under the 2007 Plan. Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2.4 million, $3.4 million and $2.3 million, respectively.

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

A summary of the activity of the 1998 and 2007 Plans and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2011	1,008,544	$4.63
Options granted	2,826,639	$1.73
Options cancelled	(327,679)	$2.37
Options expired	(255,655)	$6.09
Awards outstanding, December 31, 2012	3,251,849	$2.22	$157	5.01
Awards vested and expected to vest at December 31, 2012	2,865,457	$2.28	$131	4.95
Awards exercisable at December 31, 2012	328,270	$5.94	$—	1.23

A summary of the activity of the 1998 and 2007 Plans pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2011	2,448,376	$—
Restricted stock units granted	248,946	$—
Restricted stock units settled by delivery of Common Stock upon vesting	(1,318,873)	$—
Restricted stock units cancelled	(465,422)	$—
Awards outstanding, December 31, 2012	913,027	$—	$1,525	1.66
Awards vested and expected to vest at December 31, 2012	783,465	$—	$1,308	0.98

Awards exercisable at December 31, 2012	—	$—	$—	—

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2011 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2011	3,095,801	$2.39
Shares underlying options granted	2,826,639	$0.48
Shares underlying restricted stock units granted	248,946	$1.77
Shares underlying options vested	(224,806)	$0.95
Shares underlying restricted stock units issued	(1,318,873)	$2.69
Shares underlying unvested options cancelled	(327,679)	$0.69
Shares underlying unvested restricted stock units cancelled	(465,422)	$2.53
Shares underlying awards unvested at December 31, 2012	3,834,606	$1.05

The number of employee stock options granted during the years ended December 31, 2012, 2011 and 2010 were 2,826,639, 730,250 and 348,500, respectively. The weighted-average fair value of employee stock options granted during the years ended December 31, 2012 and 2011 was $0.48 and $0.89, respectively. For the years ended December 31, 2012, 2011 and 2010, the total fair value of share-based awards vested was approximately $2.7 million, $1.9 million and $1.3 million, respectively. There were no employee stock options exercised during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there was approximately $2.5 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.4 years.

(12) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through August 31, 2021. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.5 million, $1.7 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Additionally, the Company has agreements with certain of its outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2012, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2013	2014	2015	2016	2017	After 2017
Operating leases	$21,163,143	$2,550,825	$2,506,044	$2,539,137	$2,517,990	$2,557,338	$8,491,809
Outside contributors	145,833	145,833	—	—	—	—	—
Total contractual cash obligations	$21,308,976	$2,696,658	$2,506,044	$2,539,137	$2,517,990	$2,557,338	$8,491,809

Future minimum cash payments for the year ended December 31, 2013 related to operating leases has been reduced by approximately $0.3 million related to payments to be received related to the sublease of office space.

Legal Proceedings

As previously disclosed, the Company’s Audit Committee conducted a comprehensive review (including outside counsel and a forensic accountant) of the accounting of its former Promotions.com subsidiary, which subsidiary the Company sold in December 2009. As a result of this review, in February 2010, the Company promptly reported irregularities discovered in this review to the Securities and Exchange Commission (the “SEC”) and filed a Form 10-K/A for the year ended December 31, 2008 and a Form 10-Q/A for the quarter ended March 31, 2009, respectively, to restate and correct certain previously-reported financial information, as well as filed Forms 10-Q for the quarters ended June 30, 2009 and September 30, 2009, respectively. Thereafter, the New York Regional Office of the SEC Division of Enforcement conducted a formal investigation into the restatement. The Company cooperated with the SEC during the course of its investigation. We entered into a settlement with the SEC that fully resolves the SEC investigation against us. Under the settlement, we consented to the entry by the SEC of an administrative order (the “Order”), on December 21, 2012, directing us to cease and desist from committing or causing violations of the reporting, books and records and internal control provisions of the federal securities laws in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and under Rules 12b-20, 13a-1 and 13a-13 promulgated under the Exchange Act. We consented to the entry of the Order without admitting or denying the Order’s assertions of factual findings. No monetary penalty or fine was imposed on us, and none of our current directors, officers or employees were charged.

In December 2010, the Company was named as one of several defendants in a lawsuit captioned EIT Holdings LLC v. WebMD, LLC et al. (U.S.D.C., D. Del.), on the same day that plaintiff filed a substantially identical suit against a different group of defendants in a lawsuit captioned EIT Holdings LLC v. Yelp!, Inc. et al. (U.S.D.C., N. D. Cal.). In February 2011, by agreement of plaintiff and the Company, the Company was dismissed from the Delaware action without prejudice and named as a defendant in the California action. In May 2011, the action against the Company and all but defendant Yelp! Inc. (“Yelp!”) were dismissed for misjoinder and plaintiff filed separate cases against the dismissed defendants; the action against the Company is captioned EIT Holdings LLC v. TheStreet.com, Inc. (U.S.D.C., N. D. Cal.). The complaints allege that defendants infringe U.S. Patent No. 5,828,837 (the “Patent”), putatively owned by plaintiff, related to a certain method of displaying information to an Internet-accessible device. In January 2012, the court in the case against Yelp! granted Yelp’s motion for summary judgment, finding the Patent to be invalid. EIT Holdings LLC appealed the summary judgment decision of the district court to the Federal Circuit Court of Appeal, which has affirmed the district court’s judgment. On February 8, 2013, EIT Holdings LLC filed a stipulation to dismiss all claims with prejudice. On February 11, 2013, the court accepted the stipulation, and the case was dismissed.

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which other proceedings is deemed material.

(13) Long Term Investment

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge totaling approximately $0.6 million, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. As of December 31, 2012, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

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

(15) Restructuring and Other Charges

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009 the Company’s then chief executive officer tendered his resignation, effective May 8, 2009 the Company’s then chief financial officer tendered his resignation, and in December 2009 the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2009 (the “2009 Restructuring”). During the year ended December 31, 2012, the Company recorded a reduction to previously estimated charges resulting in a net credit of approximately $0.3 million.

The following table displays the activity of the 2009 Restructuring reserve account from the initial charges during the first quarter 2009 through December 31, 2012:

	Workforce Reduction	Lease Terminations	Asset Write-Off	Total
Initial charge	$1,741,752	$—	$242,777	$1,984,529
Additions	726,385	750,000	—	1,476,385
Noncash charges	(208,918)	—	(242,777)	(451,695)
Payments	(1,779,163)	—	—	(1,779,163)
Balance December 31, 2009	480,056	750,000	—	1,230,056
Payments	(152,634)	(232,661)	—	(385,295)
Balance December 31, 2010	327,422	517,339	—	844,761
Payments	—	(170,396)	—	(170,396)
Balance December 31, 2011	327,422	346,943	—	674,365
Payments	(38,755)	(126,646)	—	(165,401)
Reduction to prior estimate	(288,667)	—	—	(288,667)
Balance December 31, 2012	$—	$220,297	$—	$220,297

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

The following table displays the activity of the 2011 Restructuring reserve account from the initial charges during the fourth quarter 2011 through December 31, 2012:

Initial charge	$1,178,647
Payments	—
Balance December 31, 2011	1,178,647
Payments	(1,177,106)
Balance December 31, 2012	$1,541

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges from continuing operations of approximately $3.4 million during the year ended December31, 2012. Additionally, as a result of the Company’s acquisition of The Deal in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2012. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account during the year ended December 31, 2012:

	Workforce Reduction	Asset Write-Off	Termination of Vendor Services	Lease Termination	Total
Restructuring charge	$3,307,330	$954,302	$531,828	$2,085,000	$6,878,460
Noncash charges	(222,215)	(954,302)	(220,178)	—	(1,396,695)
Payments	(2,462,425)	—	(148,816)	(190,518)	(2,801,759)
Balance December 31, 2012	$622,690	$—	$162,834	$1,894,482	$2,680,006

(16) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2012	2011
Deferred rent	$2,954,944	$3,277,478
Noncurrent restructuring charge	1,062,940	199,000
Deferred revenue	283,698	1,077,852
Other liabilities	39,167	15,167
	$4,340,749	$4,569,497

(17) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and through December 31, 2012 provided an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation within statutory limits. Effective January 1, 2013, the Company will be increasing its matching contribution to 100% of employee contributions, up to a maximum of 6% of each employee’s total compensation within statutory limits. The Company’s matching contribution totaled approximately $0.1 million, $0.3 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(18) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$12,816	$12,481	$11,598	$13,826
Total operating expense	17,349	14,464	15,916	16,131
Loss from continuing operations before income taxes	(4,437)	(1,875)	(4,227)	(2,176)
Provision for income tax	—	—	—	—
Loss from continuing operations	(4,437)	(1,875)	(4,227)	(2,176)
Loss from discontinued operations	—	—	—	—
Net loss	(4,437)	(1,875)	(4,227)	(2,176)
Preferred stock dividends	96	97	—	—
Net loss attributable to common stockholders	$(4,533)	$(1,972)	$(4,227)	$(2,176)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.06)	$(0.13)	$(0.07)
Loss from discontinued operations	—	—	—	—
Net loss	(0.14)	(0.06)	(0.13)	(0.07)
Preferred stock dividends	(0.00)	(0.00)	—	—
Net loss attributable to common stockholders	$(0.14)	$(0.06)	$(0.13)	$(0.07)
F-34

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total revenue	$14,121	$15,029	$14,341	$14,269
Total operating expense	16,959	16,859	15,993	16,764
Loss from continuing operations before income taxes	(2,640)	(1,653)	(1,497)	(2,392)
Provision for income tax	—	—	—	—
Loss from continuing operations	(2,640)	(1,653)	(1,497)	(2,392)
(Loss) income from discontinued operations	(2)	—	—	—
Net loss	(2,642)	(1,653)	(1,497)	(2,392)
Preferred stock dividends	96	97	96	97
Net loss attributable to common stockholders	$(2,738)	$(1,750)	$(1,593)	$(2,489)
Basic and diluted net loss per share:
Loss from continuing operations	$(0.09)	$(0.05)	$(0.05)	$(0.08)
(Loss) income from discontinued operations	(0.00)	—	—	—
Net loss	(0.09)	(0.05)	(0.05)	(0.08)
Preferred stock dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to common stockholders	$(0.09)	$(0.05)	$(0.05)	$(0.08)
F-35

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2012, 2011 and 2010

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write- offs	Balance at End of Period
For the year ended December 31, 2012	$158,870	$114,870	$108,449	$165,291
For the year ended December 31, 2011	$238,228	$182,946	$262,304	$158,870
For the year ended December 31, 2010	$276,668	$12,559	$50,999	$238,228

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Provisions Charged to Expense	Write- offs	Balance at end of Period
For the year ended December 31, 2012	$57,560,365	$4,933,593	$—	$62,493,958
For the year ended December 31, 2011	$52,803,494	$4,756,871	$—	$57,560,365
For the year ended December 31, 2010	$49,851,039	$2,952,455	$—	$52,803,494
F-36

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.2	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.3	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007

3.4	Amended and Restated Bylaws of the Company.	10-K	000-25779	3.2	March 30, 2000

4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 16, 2010

10.3+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-Q	000-25779	10.2	August 9, 2007

10.4+	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.	10-Q	000-25779	10.1	February 8, 2010 (quarter ended September 30, 2009)

10.5	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999

10.6	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005

10.7	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008

10.8	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.9	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007

10.10	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007

10.11	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012

10.12+	Employment Agreement dated as of December 10, 2010 between James J. Cramer and the Company.	10-K/A	000-25779	10.37	August 12, 2011

10.13+	Amendment No. 1 dated December 16, 2010 to Employment Agreement between James J. Cramer and the Company.	10-K	000-25779	10.38	March 14, 2011

10.14+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012

10.15+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012

10.16+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012

10.17+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012

10.18+	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.5	May 7, 2012

10.19+	Severance Agreement dated as of September 7, 2010 between Thomas Etergino and the Company.	10-K	000-25779	10.36	March 14, 2011

10.20+	Amendment No. 1 to Severance Agreement dated as of March 28, 2011 between the Company and Thomas Etergino.	10-Q	000-25779	10.5	August 5, 2011

10.21+	Amendment No. 2 to Severance Agreement dated as of December 21, 2011 between the Company and Thomas Etergino.	10-K	000-25779	10.44	March 7, 2012

10.22+	Separation Agreement and General Release dated as of December 31, 2012 between the Company and Thomas Etergino.

10.23+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.

10.24+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.

10.25+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann

10.26+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.

14.1	Code of Business Conduct and Ethics.	8-K	000-25779	14.1	January 31, 2005

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections