Form 10-Q
period 2013-03-31
THESTREET, INC.
filed 2013-05-10
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of May 8, 2013)
Common Stock, par value $0.01 per share	33,882,952

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended March 31, 2013

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
assets
Current Assets:
Cash and cash equivalents (Note 3)	$29,817,517	$23,845,360
Marketable securities (Note 3)	17,045,356	18,096,091
Accounts receivable, net of allowance for doubtful accounts of $195,292 as of March 31, 2013 and $165,291 as of December 31, 2012	4,990,607	5,750,753
Other receivables, net	886,538	1,134,142
Prepaid expenses and other current assets	1,270,987	1,450,742
Total current assets	54,011,005	50,277,088

Property and equipment, net of accumulated depreciation and amortization of $14,798,360 as of March 31, 2013 and $14,633,037 as of December 31, 2012	5,306,110	5,672,000
Marketable securities (Note 3)	12,149,600	17,298,227
Other assets	27,006	69,957
Goodwill	25,726,239	25,726,239
Other intangibles, net of accumulated amortization of $7,077,177 as of March 31, 2013 and $6,699,283 as of December 31, 2012	10,810,113	11,190,557
Restricted cash (Note 3)	1,301,000	1,301,000
Total assets	$109,331,073	$111,535,068

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,440,528	$3,813,955
Accrued expenses	4,812,138	5,921,152
Deferred revenue	22,382,355	21,080,759
Other current liabilities	623,782	632,618
Total current liabilities	30,258,803	31,448,484
Deferred tax liability	288,000	288,000
Other liabilities	4,301,819	4,340,749
Total liabilities	34,848,622	36,077,233

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2013 and December 31, 2012; the aggregate liquidation preference totals $55,000,000 as of March 31, 2013 and December 31, 2012	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 40,369,452 shares issued and 33,474,123 shares outstanding as of March 31, 2013, and 39,855,468 shares issued and 33,027,752 shares outstanding as of December 31, 2012	403,695	398,555
Additional paid-in capital	271,751,728	270,943,151
Accumulated other comprehensive income	(50,344)	(128,994)
Treasury stock at cost; 6,895,329 shares as of March 31, 2013 and 6,827,716 shares as of December 31, 2012	(12,099,328)	(11,974,261)
Accumulated deficit	(185,523,355)	(183,780,671)
Total stockholders’ equity	74,482,451	75,457,835
Total liabilities and stockholders’ equity	$109,331,073	$111,535,068

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Net revenue:
Subscription services	$10,396,464	$9,189,981
Media	2,183,737	3,625,846
Total net revenue	12,580,201	12,815,827

Operating expense:
Cost of services	6,242,746	6,435,162
Sales and marketing	3,416,147	4,090,249
General and administrative	3,463,775	3,822,521
Depreciation and amortization	943,056	1,287,262
Restructuring and other charges	385,610	1,713,498
Gain on disposition of assets	(56,586)	—
Total operating expense	14,394,748	17,348,692
Operating loss	(1,814,547)	(4,532,865)
Net interest income	71,863	96,087
Loss before income taxes	(1,742,684)	(4,436,778)
Provision for income taxes	—	—
Net loss	(1,742,684)	(4,436,778)
Preferred stock cash dividends	—	96,424
Net loss attributable to common stockholders	$(1,742,684)	$(4,533,202)

Basic and diluted net loss per share
Net loss	$(0.05)	$(0.14)
Preferred stock cash dividends	—	(0.00)
Net loss attributable to common stockholders	$(0.05)	$(0.14)

Weighted average basic and diluted shares outstanding	33,278,477	32,342,541

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

2

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(1,742,684)	$(4,436,778)
Unrealized gain on marketable securities	78,650	53,914
Comprehensive loss	$(1,664,034)	$(4,382,864)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2013	2012
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,742,684)	$(4,436,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	420,522	532,908
Provision for doubtful accounts	(25,761)	65,769
Depreciation and amortization	943,056	1,287,262
Restructuring and other charges	393,195	847,980
Deferred rent	(80,633)	(79,989)
Noncash barter activity	—	48,183
Gain on disposition of assets	(56,586)	—
Changes in operating assets and liabilities:
Accounts receivable	720,575	521,152
Other receivables, net	367,768	84,845
Prepaid expenses and other current assets	179,754	(544,764)
Other assets	(11,881)	28,186
Accounts payable	(1,373,427)	39,265
Accrued expenses	(1,169,674)	(1,386,689)
Deferred revenue	1,419,780	507,501
Other current liabilities	(24,657)	75,207
Net cash used in operating activities	(40,653)	(2,409,962)

Cash Flows from Investing Activities:
Purchase of marketable securities	—	(35,700,010)
Sale and maturity of marketable securities	6,278,012	14,485,094
Capital expenditures	(196,721)	(486,657)
Proceeds from the disposition of assets	56,586	—
Net cash provided by (used in) investing activities	6,137,877	(21,701,573)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	—	(802,601)
Cash dividends paid on preferred stock	—	(96,424)
Proceeds from the sale of common stock	—	135,000
Purchase of treasury stock	(125,067)	(733,501)
Net cash used in financing activities	(125,067)	(1,497,526)
Net increase (decrease) in cash and cash equivalents	5,972,157	(25,609,061)
Cash and cash equivalents, beginning of period	23,845,360	44,865,191
Cash and cash equivalents, end of period	$29,817,517	$19,256,130

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$—
Cash payments made for income taxes	$—	$—

 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money.

Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three month period ended March 31, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (“SEC”) on February 22, 2013 (“2012 Form 10-K”).

For the three months ended March 31, 2012, the Company accrued quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation. Beginning with the three months ended June 30, 2012 and continuing through March 2013, the Company accrued cash incentive compensation expense based upon achievement of quarterly performance objectives.

The Company has evaluated subsequent events for recognition or disclosure.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the assets, then a quantitative assessment is performed. ASU 2012-02 applies to public entities for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not expect the adoption of ASU 2012-02 to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard is effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise. ASU 2013-02 affects financial statement presentation and has no impact on our results of unaudited consolidated financial statements.

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

The results of operations of The Deal were included in the condensed consolidated financial statements for the three months ended March 31, 2013. Unaudited pro forma consolidated financial information is presented below as if the acquisition of The Deal had occurred on January 1, 2012. The results have been adjusted to account for the amortization of acquired intangible assets and to eliminate interest expense related to short term notes payable to related parties of The Deal, which liabilities were not assumed by the Company. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three months ended March 31, 2012 is as follows:

Total revenue	$15,420,945
Net loss	$5,918,971
Basic and diluted net loss per share	$0.18
6

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling approximately $29.8 million. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of March 31, 2013, the total fair value and cost basis of these marketable securities was approximately $29.2 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$29,817,517	$23,845,360
Current and noncurrent marketable securities	29,194,956	35,394,318
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$60,313,473	$60,540,678

4.	FAIR VALUE MEASUREMENTS

The Company measures the fair value of its financial instruments in accordance with ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1: Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•	Level 2: Inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

•	Level 3: Inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in our financial statements and measured at fair value as of March 31, 2013 are classified based on the valuation technique level in the table below:

Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$29,817,517	$29,817,517	$—	$—
Marketable securities (2)	29,194,956	27,554,956	—	1,640,000
Total at fair value	$59,012,473	$57,372,473	$—	$1,640,000

(1)	Cash and cash equivalents, totaling approximately $29.8 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million as of March 31, 2013. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2013, the Company determined there was a decline in the fair value of its ARS investments of approximately $210 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at January 1, 2013	$1,540,000
Increase in fair value of investment	100,000
Balance at March 31, 2013	$1,640,000

5.	STOCK-BASED COMPENSATION

For a detailed description of past equity-based compensation activity, please refer to the Company’s 2012 Form 10-K. There have been no significant changes in the Company’s equity-based compensation accounting policies and assumptions from those that were disclosed in the 2012 Form 10-K.

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2013 and 2012 was $0.58 and $0.48, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Three Months Ended March 31,
	2013	2012
Expected option lives	3.5 years	3.5 years
Expected volatility	42.55%	52.01%
Risk-free interest rate	0.53%	0.59%
Expected dividend yield	0.00%	5.51%

As of March 31, 2013, there remained 253,123 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $814 thousand and $533 thousand of non-cash stock-based compensation for the three month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was approximately $2.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.3 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2012	3,251,849	$2.22
Options granted	409,500	$1.83
Options cancelled	(67,050)	$3.02
Options expired	(41,152)	$4.66
Awards outstanding, March 31, 2013	3,553,147	$2.13	$576	4.98
Awards vested and expected to vest at March 31, 2013	3,163,760	$2.18	$501	4.91

Awards exercisable at March 31, 2013	875,182	$3.34	$55	3.60

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2012	913,027	$—
Restricted stock units granted	338,018	$—
Restricted stock units settled by delivery of common stock upon vesting	(513,984)	$—
Restricted stock units cancelled	(21,227)	$—
Awards outstanding, March 31, 2013	715,834	$—	$1,367	1.47
Awards vested and expected to vest at March 31, 2013	644,209	$—	$1,230	2.39

Awards exercisable at March 31, 2013	—	$—	$—	—

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2013 and changes in the three-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2012	3,834,606	$1.05
Shares underlying options granted	409,500	$0.58
Shares underlying restricted stock units granted	338,018	$1.69
Shares underlying options vested	(586,064)	$0.55
Shares underlying restricted stock units vested	(513,984)	$3.02
Shares underlying options cancelled	(67,050)	$1.00
Shares underlying restricted stock units cancelled	(21,227)	$3.25
Shares underlying awards unvested at March 31, 2013	3,393,799	$0.84

For the three months ended March 31, 2013 and 2012, the total fair value of share-based awards vested was approximately $1.2 million and $1.9 million, respectively. For both the three months ended March 31, 2013 and 2012, the total intrinsic value of options exercised was $0 (no options were exercised in either period). For the three months ended March 31, 2013 and 2012, 409,500 and 1,953,500 stock options, respectively, and 338,018 and 199,998 restricted stock units, respectively, were granted to employees of the Company. Additionally, for both the three months ended March 31, 2013 and 2012, no stock options were exercised, and 513,984 and 883,256 shares, respectively, were issued under restricted stock unit grants yielding no cash proceeds to the Company.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three-month periods ended March 31, 2013 and 2012, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2013, the Company had withheld an aggregate of 1,230,305 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

Beginning with the third quarter of 2012, the Company’s Board of Directors suspended the payment of a quarterly dividend, but will continue to consider a future dividend payment each quarter. There was no dividend paid during the first quarter of 2013. During the first quarter of 2012, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. This dividend payment totaled approximately $899 thousand.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). For the three months ended March 31, 2013 and 2012, approximately 4.0 million and 4.3 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would be anti-dilutive because the exercise prices were greater than the average market price of the Common Stock during the respective periods and because the Company recorded a net loss.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,742,684)	$(4,436,778)
Preferred stock cash dividends	—	(96,424)
Numerator for basic and diluted earnings per share -
Net loss available to common stockholders	$(1,742,684)	$(4,533,202)

Denominator:
Weighted average basic and diluted shares outstanding	33,278,477	32,342,541

Basic and diluted net loss per share:
Net loss	$(0.05)	$(0.14)
Preferred stock cash dividends	—	(0.00)
Net loss available to common stockholders	$(0.05)	$(0.14)

9.	INCOME TAXES

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

As of December 31, 2012, the Company had approximately $150 million of federal and state net operating loss carryforwards. Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2032 and expire from 2021 through 2032. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2013 through 2032. The net operating loss carryforward as of December 31, 2012 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the three months ended March 31, 2013 and nine month projections, management expects to generate a tax loss in 2013 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in five domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2013, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three months ended March 31, 2013 and 2012, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2013, no individual client accounted for more than 10% of our gross accounts receivable balance. As of March 31, 2012, one individual client accounted for more than 10% of our gross accounts receivable.

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

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009, the Company’s then Chief Executive Officer tendered his resignation, effective May 8, 2009, the Company’s then Chief Financial Officer tendered his resignation, and in December 2009, the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges of approximately $3.5 million during the year ended December 31, 2009 (the “2009 Restructuring”).

The following table displays the activity of the 2009 Restructuring reserve account during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$220,297	$674,365
Payments	(31,006)	(28,382)
Ending balance	$189,291	$645,983

In December 2011, the Company announced a management transition under which the Company’s chief executive officer would step down from his position by March 31, 2012. Additionally, in December 2011, a senior vice president separated from the Company. As a result of these activities, the Company incurred restructuring and other charges of approximately $1.8 million during the year ended December 31, 2011 (the “2011 Restructuring”).

The following table displays the activity of the 2011 Restructuring reserve account during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$1,541	$1,178,647
Payments	(1,541)	(40,365)
Ending balance	$—	$1,138,282
13

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, LLC (“the Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges of approximately $3.5 million during the year ended December 31, 2012. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account during the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
Beginning balance	$2,680,006	$—
Initial charge	—	1,713,498
Noncash deductions	—	(847,980)
Reduction to prior estimate	(7,586)	—
Payments	(849,308)	(27,367)
Ending balance	$1,823,112	$838,151

During the three months ended March 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units.

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2013	December 31, 2012
Deferred rent	$2,873,658	$2,954,944
Noncurrent restructuring charge	1,002,280	1,062,940
Deferred revenue	401,881	283,698
Other liabilities	24,000	39,167
Total other liabilities	$4,301,819	$4,340,749

13.	SUBSEQUENT EVENT

On April 22, 2013, the Company announced the acquisition of The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. These newsletters and databases, and the employees providing their content, will be incorporated into TheStreet’s institutional platform, The Deal. The acquisition is part of the Company’s ongoing mergers and acquisitions strategy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insight needed to make informed decisions about earning, investing, saving and spending money. Since our inception in 1996, we believe that we have distinguished ourselves from other digital media companies with our journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

We report revenue in two categories: subscription services and media. Subscription services is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Media is comprised of fees charged for the placement of advertising and sponsorships within our services.

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

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year or when circumstances arise that indicate a possible impairment might exist. Based upon our annual impairment test performed as of September 30, 2012, no impairment was indicated as the Company’s fair value, inclusive of a control premium, exceeded its book value by approximately 13%. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock and the estimated fair value of the Company’s outstanding Preferred Shares. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors, and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

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

During the three months ended March 31, 2012, the Company accrued quarterly expenses related to its full year cash incentive compensation on a straight-line basis based on the Company’s estimate of expected full year cash incentive compensation. Beginning with the three months ended June 30, 2012 and continuing through March 2013, the Company has accrued cash incentive compensation expense based upon achievement of quarterly performance objectives and, therefore, no accounting estimates have been required since March 31, 2012.

A summary of our critical accounting policies and estimates can be found in our 2012 Form 10-K.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2012 Form 10-K, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and March 31, 2012

Revenue

	For the Three Months Ended March 31,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$10,396,464	83%	$9,189,981	72%	13%
Media	2,183,737	17%	3,625,846	28%	-40%
Total revenue	$12,580,201	100%	$12,815,827	100%	-2%

Subscription services. Subscription service revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the three months ended March 31, 2013 increased by approximately $1.2 million, or 13%, when compared to the three months ended March 31, 2012. The increase was primarily the result of approximately $1.9 million of revenue related to the operations of The Deal, LLC (“The Deal”), which was acquired on September 11, 2012 and therefore did not contribute any revenue in the prior year period. Excluding The Deal, revenue for the three months ended March 31, 2013 decreased by approximately $716 thousand, or 8%, when compared to the three months ended March 31, 2012. The decrease was primarily related to a 10% decline in the weighted-average number of subscriptions which was partially offset by a 3% increase in the average revenue recognized per subscription. The decrease in the weighted average number of subscriptions was primarily impacted by the trailing twelve month trends of churn of our existing subscriber base and our ability to acquire new subscribers. While our average monthly churn rates for the trailing twelve months ended March 31, 2013, as compared to the trailing twelve months ended March 31, 2012, have shown an improvement, the number of new subscribers in the twelve months ended March 31, 2013 were not sufficient to offset the losses due to churn. The increase in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and higher product pricing.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.

Media revenue for the three months ended March 31, 2013 decreased by approximately $1.4 million, or 40%, when compared to the three months ended March 31, 2012. The decrease in media revenue was primarily the result of reduced demand from both repeat advertisers as well as new advertisers.

Operating Expense

	For the Three Months Ended March 31,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$6,242,746	50%	$6,435,162	50%	-3%
Sales and marketing	3,416,147	27%	4,090,249	32%	-16%
General and administrative	3,463,775	28%	3,822,521	30%	-9%
Depreciation and amortization	943,056	7%	1,287,262	10%	-27%
Restructuring and other charges	385,610	3%	1,713,498	13%	-77%
Gain on disposition of assets	(56,586)	-0%	—	—	N/A
Total operating expense	$14,394,748		$17,348,692		-17%

Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense as a percentage of revenue approximated 50% in the three months ended March 31, 2013, unchanged from the prior year period. Cost of services expense decreased by approximately $192 thousand, or 3%, over the periods. The decrease was primarily the result of lower compensation expense due to a 28% decrease in average headcount (excluding the impact of headcount of The Deal), reduced expenses relating to the data used on the Company’s Web sites, computer services and supplies costs, use of nonemployee content providers, hosting and internet related costs, and increased reimbursed expenses relating to a third party services agreement, the aggregate of which decreased by approximately $1.4 million. These cost decreases were partially offset by increased revenue share payments made to certain distribution partners, as the company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, as well as costs associated with the operations of The Deal which was acquired on September 11, 2012 and therefore did not contribute any expense in the prior year period, the aggregate of which increased by approximately $1.3 million.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense as a percentage of revenue decreased to 27% in the nine months ended March 31, 2013, from 32% in the prior year period. Sales and marketing expense decreased by approximately $674 thousand, or 16%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 32% decrease in average headcount (excluding the impact of headcount of The Deal) combined with lower advertising and promotion related spending, and travel and entertainment costs, the aggregate of which decreased by approximately $1.6 million. These cost decreases were partially offset by increased consulting fees, as well as costs associated with the operations of The Deal which was acquired on September 11, 2012 and therefore did not contribute any expense in the prior year period, the aggregate of which increased by approximately $955 thousand. Sales and marketing expense includes $48 thousand of barter expense in the three month period ended March 31, 2012. There was no barter expense during the three months ended March 31, 2013.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense as a percentage of revenue decreased to 28% in the three months ended March 31, 2013, from 30% in the prior year period. General and administrative expense decreased by approximately $359 thousand, or 9%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 23% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower recruiting fees and statistical data costs, the aggregate sum of which decreased by approximately $891 thousand. These cost decreases were partially offset by increased professional, consulting and tax related expenses, the aggregate of which increased by approximately $558 thousand.

Depreciation and amortization. Depreciation and amortization expense as a percentage of revenue decreased to 7% in the three months ended March 31, 2013, from 10% in the prior year period. Depreciation and amortization expense decreased by approximately $344 thousand, or 27%, over the periods. The decrease was primarily the result of increased amortization during the three months ended March 31, 2012 resulting from reductions to the estimated useful life of certain capitalized Web site development projects.

Restructuring and other charges. During the three months ended March 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2013	2012	Change
Net interest income	$71,863	$96,087	-25%

The decrease in net interest income was primarily the result of reduced cash balances combined with lower interest rates on bank deposits.

Net Loss

Net loss for the three months ended March 31, 2013 totaled approximately $1.7 million, or $0.05 per basic and diluted share, compared to net loss totaling approximately $4.4 million, or $0.14 per basic and diluted share, for the three months ended March 31, 2012. The decrease in the net loss was primarily the result of the Company’s overall cost cutting initiatives and a reduction in restructuring and other charges, partially offset by costs associated with the operation of The Deal.

Liquidity and Capital Resources

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of March 31, 2013, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $60.3 million, representing 55% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities of approximately $29.2 million consisted of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$29,817,517	$23,845,360
Current and noncurrent marketable securities	29,194,956	35,394,318
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$60,313,473	$60,540,678
19

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in five domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash used in operating activities for the three-month period ended March 30, 2012 totaled approximately $41 thousand, as compared to net cash used in operating activities totaling approximately $2.4 million for the three-month period ended March 31, 2012. The improvement in net cash used in operating activities was primarily related to a decrease in the net loss from continuing operations, an increase in deferred revenue resulting from improved subscription sales and a decrease in prepaid expenses, partially offset by reduced noncash expenses and a decrease in accounts payable primarily related to the timing of invoice payments. Excluding cash used in operating activities totaling approximately $882 thousand related to the Company’s restructuring and other charges activity, net cash provided by operating activities would have totaled approximately $841 thousand.

Net cash provided by investing activities of approximately $6.1 million for the three-month period ended March 31, 2013 was primarily the result of approximately $6.3 million of the net maturities of marketable securities, partially offset by approximately $197 thousand of capital expenditures.

Net cash used in financing activities of approximately $125 thousand for the three-month period ended March 31, 2013 resulted from the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.9 million through March 31, 2014, primarily related to operating leases.

As of December 31, 2012, we had approximately $150 million of federal and state net operating loss carryforwards. Based on operating results for the three months ended March 31, 2013 and nine month projections, management expects to generate a tax loss in 2013 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

Pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2013, we have withheld an aggregate of 1,230,305 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis

Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

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

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2012, which we filed with the SEC on February 22, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. The Program does not have a specified expiration date and is subject to certain limitations. During the first quarter of 2013, the Company made no repurchases. As of March 31, 2013, $2,678,878 remained available for purchases under the Program. The terms of the Company’s Series B Preferred Stock restrict the Company’s ability to repurchase shares of Common Stock and as a result, the Company does not expect to repurchase any shares of Common Stock under the Program in the near future.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 8, 2013

10.1+	Agreement for Grant of Incentive Stock Options dated as of February 25, 2013 between the Company and John Ferrara.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: May 10, 2013	By:	/s/ Elisabeth DeMarse
		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: May 10, 2013	By:	/s/ John Ferrara
		Name:	John Ferrara
		Title:	Chief Financial Officer (principal financial officer)
24

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 8, 2013

10.1+	Agreement for Grant of Incentive Stock Options dated as of February 25, 2013 between the Company and John Ferrara.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections