Form 10-Q
period 2013-06-30
THESTREET, INC.
filed 2013-08-09
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Number of Shares Outstanding
(Title of Class)	as of August 7, 2013)
Common Stock, par value $0.01 per share	33,892,028

TheStreet, Inc.

Form 10-Q

As of and for the Three and Six Months Ended June 30, 2013

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
A S S E T S
Current Assets:
Cash and cash equivalents	$37,563,708	$23,845,360
Marketable securities	12,574,470	18,096,091
Accounts receivable, net of allowance for doubtful accounts of $195,102 as of June 30, 2013 and $165,291 as of December 31, 2012	5,140,565	5,750,753
Other receivables, net	540,974	1,134,142
Prepaid expenses and other current assets	1,503,050	1,450,742
Total current assets	57,322,767	50,277,088

Property and equipment, net of accumulated depreciation and amortization of $15,227,704 as of June 30, 2013 and $14,633,037 as of December 31, 2012	5,011,872	5,672,000
Marketable securities	8,009,140	17,298,227
Other assets	23,813	69,957
Goodwill	27,997,286	25,726,239
Other intangibles, net of accumulated amortization of $7,489,986 as of June 30, 2013 and $6,699,283 as of December 31, 2012	11,507,304	11,190,557
Restricted cash	1,301,000	1,301,000
Total assets	$111,173,182	$111,535,068
l i a b i l i t i e s a n d s t o c k h o l d e r s’ e q u i t y
Current Liabilities:
Accounts payable	2,333,168	$3,813,955
Accrued expenses	4,928,986	5,921,152
Deferred revenue	24,048,915	21,080,759
Other current liabilities	822,159	632,618
Total current liabilities	32,133,228	31,448,484
Deferred tax liability	288,000	288,000
Other liabilities	4,189,373	4,340,749
Total liabilities	36,610,601	36,077,233
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2013 and December 31, 2012; the aggregate liquidation preference totals $55,000,000 as of June 30, 2013 and December 31, 2012	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 40,778,281 shares issued and 33,882,952 shares outstanding as of June 30, 2013, and 39,855,468 shares issued and 33,027,752 shares outstanding as of December 31, 2012	407,783	398,555
Additional paid-in capital	272,906,405	270,943,151
Accumulated other comprehensive income	(52,570)	(128,994)
Treasury stock at cost; 6,895,329 shares as of June 30, 2013 and 6,827,716 shares as of December 31, 2012	(12,099,328)	(11,974,261)
Accumulated deficit	(186,599,764)	(183,780,671)
Total stockholders’ equity	74,562,581	75,457,835
Total liabilities and stockholders’ equity	$111,173,182	$111,535,068

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue:
Subscription services	$10,757,647	$8,719,309	$21,010,319	$17,828,193
Media	2,726,732	3,761,847	5,054,261	7,468,790
Total net revenue	13,484,379	12,481,156	26,064,580	25,296,983

Operating expense:
Cost of services	6,903,838	5,699,899	13,146,584	12,135,061
Sales and marketing	3,702,606	3,268,859	7,118,753	7,359,108
General and administrative	3,011,825	3,277,171	6,475,600	7,099,692
Depreciation and amortization	935,467	1,158,190	1,878,523	2,445,452
Restructuring and other charges	—	1,280,195	385,610	2,993,693
Loss (gain) on disposition of assets	73,020	(220,000)	16,434	(220,000)
Total operating expense	14,626,756	14,464,314	29,021,504	31,813,006
Operating loss	(1,142,377)	(1,983,158)	(2,956,924)	(6,516,023)
Net interest income	65,968	107,858	137,831	203,945
Loss before income taxes	(1,076,409)	(1,875,300)	(2,819,093)	(6,312,078)
Provision for income taxes	—	—	—	—
Net loss	(1,076,409)	(1,875,300)	(2,819,093)	(6,312,078)
Preferred stock cash dividends	—	96,424	—	192,848
Net loss attributable to common stockholders	$(1,076,409)	$(1,971,724)	$(2,819,093)	$(6,504,926)

Basic and diluted net loss per share
Net loss	$(0.03)	$(0.06)	$(0.08)	$(0.19)
Preferred stock cash dividends	—	(0.00)	—	(0.01)
Net loss attributable to common stockholders	$(0.03)	$(0.06)	$(0.08)	$(0.20)
Weighted average basic and diluted shares outstanding	33,784,114	32,752,651	33,532,692	32,547,596

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net loss	$(1,076,409)	$(1,875,300)	$(2,819,093)	$(6,312,078)
Unrealized (loss) gain on marketable securities	(2,226)	46,866	76,424	100,780
Comprehensive loss	$(1,078,635)	$(1,828,434)	$(2,742,669)	$(6,211,298)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2013	2012
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(2,819,093)	$(6,312,078)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	798,424	1,066,804
(Recovery of) provision for doubtful accounts	(22,331)	76,382
Depreciation and amortization	1,878,523	2,445,452
Restructuring and other charges	393,195	1,396,695
Deferred rent	(161,265)	(159,979)
Noncash barter activity	20,000	109,510
Loss (gain) on disposition of assets	16,434	(220,000)
Changes in operating assets and liabilities:
Accounts receivable	908,735	1,416,910
Other receivables	717,201	(468,061)
Prepaid expenses and other current assets	(40,007)	(715,217)
Other assets	(8,688)	32,961
Accounts payable	(1,483,037)	97,766
Accrued expenses	(1,104,486)	(2,534,003)
Deferred revenue	2,088,296	280,976
Other current liabilities	(19,326)	27,221
Net cash provided by (used in) operating activities	1,162,575	(3,458,661)

Cash Flows from Investing Activities:
Purchase of marketable securities	—	(41,151,130)
Sale and maturity of marketable securities	14,887,132	23,214,991
Purchase of assets from DealFlow Media, Inc.	(1,764,716)	—
Capital expenditures	(504,457)	(714,193)
Proceeds from the disposition of assets	62,881	220,000
Net cash provided by (used in) investing activities	12,680,840	(18,430,332)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	—	(1,642,421)
Cash dividends paid on preferred stock	—	(192,848)
Proceeds from the sale of common stock	—	135,000
Shares withheld on RSU vesting to pay for withholding taxes	(125,067)	(740,285)
Net cash used in financing activities	(125,067)	(2,440,554)
Net increase (decrease) in cash and cash equivalents	13,718,348	(24,329,547)
Cash and cash equivalents, beginning of period	23,845,360	44,865,191
Cash and cash equivalents, end of period	$37,563,708	$20,535,644

Noncash investing and financing activities:
Stock issued for business combination	$780,863	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other digital media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the six month period ended June 30, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Reclassifications

During the three and six months ended June 30, 2013, the Company started to report certain miscellaneous other revenue items, such as webinars and conferences, as Media rather than Subscription Services revenue.These items and certain other prior period amounts have been reclassified to conform to current period presentation.

2.	ACQUISITIONS

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, will be incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million, of which $195 thousand was held back to be used to secure indemnity obligations for a period of one year, and issued 408,829 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $781 thousand. Additionally, the Company assumed net liabilities of approximately $726 thousand. The results of operations of DealFlow were included in the condensed consolidated financial statements for the three and six month periods ended June 30, 2013, from April 19, 2013, the date of the acquisition.

On September 11, 2012, the Company acquired 100% of the equity of The Deal, LLC (“The Deal”). The Deal is a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The purchase price of the acquisition was approximately $5.8 million. Additionally, the Company assumed net liabilities approximating $5.0 million. The results of operations of The Deal were included in the condensed consolidated financial statements for the three and six month periods ended June 30, 2013.

Unaudited pro forma consolidated financial information is presented below as if the acquisition of The Deal had occurred on January 1, 2012. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three and six month periods ended June 30, 2012 is as follows:

	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2012
Total revenue	$15,422,846	$30,843,791
Net loss	$(3,036,596)	$(8,955,567)
Basic and diluted loss per share	$(0.09)	$(0.28)

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling approximately $37.6 million and $23.8 million as of June 30, 2013 and December 31, 2012, respectively. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million.

As of June 30, 2013, the total fair value and cost basis of these marketable securities was approximately $20.6 million. As of December 31, 2012, the total fair value of these marketable securities was approximately $35.4 million and the total cost basis was approximately $35.5 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS pay interest in accordance with their terms at each respective auction date, typically every 35 days, and mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	June 30, 2013	December 31, 2012

Cash and cash equivalents	$37,563,708	$23,845,360
Current and noncurrent marketable securities	20,583,610	35,394,318
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$59,448,318	$60,540,678

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2013
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$37,563,708	$37,563,708	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	20,583,610	18,893,610	—	1,690,000
Total at fair value	$59,448,318	$57,758,318	$—	$1,690,000

	As of December 31, 2012
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$23,845,360	$23,845,360	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	35,394,318	33,854,318	—	1,540,000
Total at fair value	$60,540,678	$59,000,678	$—	$1,540,000

(1)	Cash and cash equivalents and restricted cash, totaling approximately $38.9 million, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.7 million as of June 30, 2013 and approximately $1.5 million as of December 31, 2012. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2013, the Company determined there was a decline in the fair value of its ARS investments of approximately $160 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at January 1, 2013	$1,540,000
Increase in fair value of investment	150,000
Balance at June 30, 2013	$1,690,000

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of stock option awards granted during the six months ended June 30, 2013 and 2012 was $0.59 and $0.48, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Six Months Ended June 30,
	2013	2012
Expected option lives	3.6 years	3.5 years
Expected volatility	42.40%	51.75%
Risk-free interest rate	0.52%	0.58%
Expected dividend yield	0.00%	5.47%

As of June 30, 2013, there remained 3,837,557 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $378 thousand and $1.2 million (inclusive of $393 thousand included in restructuring and other charges) of noncash stock-based compensation for the three and six month periods ended June 30, 2013, respectively, as compared to approximately $534 thousand and $1.1 million for the three and six month periods ended June 30, 2012, respectively. As of June 30, 2013, there was approximately $2.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.4 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2012	3,251,849	$2.22
Options granted	786,034	$1.86
Options cancelled	(91,010)	$2.63
Options expired	(278,160)	$6.24
Awards outstanding, June 30, 2013	3,668,713	$1.83	$414	5.05
Awards vested and expected to vest at June 30, 2013	3,272,538	$1.84	$367	5.04

Awards exercisable at June 30, 2013	823,119	$2.08	$45	4.72

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2012	913,027
Restricted stock units granted	338,018
Restricted stock units settled by delivery of common stock upon vesting	(513,984)
Restricted stock units cancelled	(21,227)
Awards outstanding, June 30, 2013	715,834	$1,331	1.30
Awards vested and expected to vest at June 30, 2013	644,209	$1,198	2.14

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2013 and changes in the six-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2012	3,834,606	$1.05
Shares underlying options granted	786,034	$0.59
Shares underlying restricted stock units granted	338,018	$1.69
Shares underlying options vested	(771,009)	$0.53
Shares underlying restricted stock units vested	(513,984)	$3.02
Shares underlying options cancelled	(91,010)	$0.87
Shares underlying restricted stock units cancelled	(21,227)	$3.25
Shares underlying awards unvested at June 30, 2013	3,561,428	$0.83
10

For the six months ended June 30, 2013 and 2012, the total fair value of share-based awards vested was approximately $1.3 million and $2.0 million, respectively. For both the six months ended June 30, 2013 and 2012, the total intrinsic value of options exercised was $0 (no options were exercised in either period). For the six months ended June 30, 2013 and 2012, 786,034 and 2,209,374 stock options, respectively, were granted to employees of the Company. No stock options were exercised in either period. Additionally, for the six months ended June 30, 2013 and 2012, 338,018 and 243,244 restricted stock units, respectively, were granted to employees of the Company, and 513,984 and 905,338 shares, respectively, were issued under restricted stock unit grants yielding no cash proceeds to the Company.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six-month periods ended June 30, 2013 and 2012, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2013, the Company had withheld an aggregate of 1,230,305 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in December 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc., which were received in March 2011. These shares have been recorded as treasury stock.

Dividends

Beginning with the third quarter of 2012, the Company’s Board of Directors suspended the payment of a quarterly dividend, but has continued to consider a future dividend payment each quarter thereafter. There was no dividend paid during the first or second quarters of 2013. During the second quarter of 2012, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. This dividend payment totaled approximately $936 thousand. When combined with the quarterly cash dividend paid during the first quarter of 2012, year-to-date dividend payments totaled approximately $1.8 million.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Such warrants to purchase Common Stock all expired during the fourth quarter of 2012. For the three months ended June 30, 2013 and 2012, approximately 4.3 million and 5.4 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, because their effect would result in a lower net loss per share. For the six months ended June 30, 2013 and 2012, approximately 4.0 million and 4.6 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, because their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,076,409)	$(1,875,300)	$(2,819,093)	$(6,312,078)
Preferred stock cash dividends	—	(96,424)	—	(192,848)
Numerator for basic and diluted earnings per share
Net loss available to common stockholders	$(1,076,409)	$(1,971,724)	$(2,819,093)	$(6,504,926)
Denominator:
Weighted average basic and diluted shares outstanding	33,784,114	32,752,651	33,532,692	32,547,596

Basic and diluted net loss per share:
Net loss	$(0.03)	$(0.06)	$(0.08)	$(0.19)
Preferred stock cash dividends	—	(0.00)	—	(0.01)
Net loss available to common stockholders	$(0.03)	$(0.06)	$(0.08)	$(0.20)

9.	INCOME TAXES

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

Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2013 through 2032. The net operating loss carryforward as of December 31, 2012 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the six months ended June 30, 2013 and six month projections, management expects to generate a tax loss in 2013 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in five domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2013, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and six months ended June 30, 2013 and 2012, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2013, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2012, one individual client accounted for more than 10% of our gross accounts receivable.

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

During the three months ended June 30, 2013, the Company did not recognize any restructuring and other charges. During the six months ended June 30, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee.

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

The following table displays the activity of the 2009 Restructuring reserve account during the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012
Beginning balance	$220,297	$674,365
Payments	(59,388)	(64,635)
Ending balance	$160,909	$609,730

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

The following table displays the activity of the 2011 Restructuring reserve account during the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012
Beginning balance	$1,541	$1,178,647
Payments	(1,541)	(1,072,549)
Ending balance	$—	$106,098

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in assessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, LLC (“the Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges of approximately $3.5 million during the year ended December 31, 2012. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account during the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,
	2013	2012
Beginning balance	$2,680,006	$—
Restructuring and other charges	—	2,993,693
Noncash deductions	—	(1,396,695)
Reduction to prior estimate	(7,586)	—
Payments	(1,010,757)	(751,217)
Ending balance	$1,661,663	$845,781
14

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2013	December 31, 2012
Deferred rent	$2,792,371	$2,954,944
Noncurrent restructuring charge	970,620	1,062,940
Deferred revenue	402,382	283,698
Other liabilities	24,000	39,167
Total other liabilities	$4,189,373	$4,340,749

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	estimates in connection with the allocation of the purchase price of The Deal, LLC and certain assets acquired from DealFlow Media, Inc. to the fair value of the assets acquired and liabilities assumed,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, and
•	restructuring charges.

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and June 30, 2012

Revenue

	For the Three Months Ended June 30,
Revenue:	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Subscription services	$10,757,647	80%	$8,719,309	70%	23%
Media	2,726,732	20%	3,761,847	30%	-28%
Total revenue	$13,484,379	100%	$12,481,156	100%	8%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the three months ended June 30, 2013 increased by approximately $2.0 million, or 23%, when compared to the three months ended June 30, 2012. The increase was primarily the result of approximately $2.3 million of revenue related to the operations of The Deal, LLC (“The Deal”) and certain assets acquired from DealFlow Media, Inc. (“DealFlow”), which were acquired on September 11, 2012 and April 19, 2013, respectively, and therefore did not contribute any revenue in the prior year period. Excluding The Deal and DealFlow, revenue for the three months ended June 30, 2013 decreased by approximately $287 thousand, or 3%, when compared to the three months ended June 30, 2012. The decrease was primarily related to a 2% decline in the weighted-average number of subscriptions combined with a 1% decline in the average revenue recognized per subscription. The decrease in the weighted average number of subscriptions was primarily impacted by the trailing twelve month trends of churn of our existing subscriber base and our ability to acquire new subscribers. While our average monthly churn rates for the trailing twelve months ended June 30, 2013, as compared to the trailing twelve months ended June 30, 2012, have shown an improvement, the number of new subscribers in the twelve months ended June 30, 2013 were not sufficient to offset the losses due to churn. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services.

Media revenue for the three months ended June 30, 2013 decreased by approximately $1.0 million, or 28%, when compared to the three months ended June 30, 2012. Media revenue associated with The Deal and DealFlow totaled approximately $418 thousand during the three months ended June 30, 2013 as compared to none in the prior year period. Excluding The Deal and DealFlow, revenue for the three months ended June 30, 2013 decreased by approximately $1.5 million, or 39%, when compared to the three months ended June 30, 2012. The decrease in media revenue was primarily the result of reduced demand from new advertisers, partially offset by increased demand from repeat advertisers. Media revenue includes approximately $63 thousand of barter revenue in the three months ended June 30, 2013. There was no barter revenue in the prior year period.

Operating Expense

	For the Three Months Ended June 30,
Operating expense:	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Cost of services	$6,903,838	51%	$5,699,899	46%	21%
Sales and marketing	3,702,606	27%	3,268,859	26%	13%
General and administrative	3,011,825	22%	3,277,171	26%	-8%
Depreciation and amortization	935,467	7%	1,158,190	9%	-19%
Restructuring and other charges	—	—	1,280,195	10%	-100%
Loss (gain) on disposition of assets	73,020	1%	(220,000)	-2%	N/A
Total operating expense	$14,626,756		$14,464,314		1%

Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $1.2 million, or 21%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow, higher revenue share payments made to certain distribution partners and increased recruiting fees, the aggregate of which increased by approximately $1.6 million. These cost increases were partially offset by lower compensation expense due to a 6% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow) as well as reduced expenses relating to the use of nonemployee content providers and computer services and supplies costs, the aggregate of which decreased by approximately $362 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $434 thousand, or 13%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow, the aggregate of which increased by approximately $1.0 million. These cost increases were partially offset by reduced compensation expense due to a 24% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow) combined with lower advertising and promotion related spending, public relations costs and recruiting fees, the aggregate of which decreased by approximately $490 thousand. Sales and marketing expense includes $63 thousand and $61 thousand of barter expense in the three month periods ended June 30, 2013 and 2012, respectively.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $265 thousand, or 8%, over the periods. The decrease was primarily the result of reduced compensation expense due to an 18% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow), combined with lower occupancy, tax and third-party data costs, the aggregate sum of which decreased by approximately $546 thousand. These cost decreases were partially offset by costs associated with the operations of The Deal and DealFlow, combined with increased professional fees, the aggregate of which increased by approximately $286 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $223 thousand, or 19%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years combined with increased amortization during the three months ended June 30, 2012 resulting from reductions to the estimated useful life of certain capitalized Web site development projects. These reductions were partially offset by increased fixed asset depreciation and amortization of intangible assets related to The Deal and DealFlow.

Restructuring and other charges. The Company did not incur any restructuring and other charges during the three months ended June 30, 2013. In March 2012, the Company began a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. As a result of these activities, the Company incurred restructuring and other charges of approximately $1.3 million during the three months ended June 30, 2012.

Net Interest Income

	For the Three Months Ended June 30,		Percent
	2013	2012	Change
Net interest income	$65,968	$107,858	-39%

The decrease in net interest income was primarily the result of reduced cash, marketable security and restricted cash balances combined with lower interest rates.

Net Loss

Net loss for the three months ended June 30, 2013 totaled approximately $1.1 million, or $0.03 per basic and diluted share, compared to net loss totaling approximately $1.9 million, or $0.06 per basic and diluted share, for the three months ended June 30, 2012.

Comparison of Six Months Ended June 30, 2013 and June 30, 2012

Revenue

	For the Six Months Ended June 30,
Revenue:	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Subscription services	$21,010,319	81%	$17,828,193	70%	18%
Media	5,054,261	19%	7,468,790	30%	-32%
Total revenue	$26,064,580	100%	$25,296,983	100%	3%

Subscription services. Subscription services revenue for the six months ended June 30, 2013 increased by approximately $3.2 million, or 18%, when compared to the six months ended June 30, 2012. The increase was primarily the result of approximately $4.2 million of revenue related to the operations of The Deal and DealFlow. Excluding The Deal and DealFlow, revenue for the six months ended June 30, 2013 decreased by approximately $1.0 million, or 6%, when compared to the six months ended June 30, 2012. The decrease was primarily related to a 6% decline in the weighted-average number of subscriptions which was partially offset by a 1% increase in the average revenue recognized per subscription. The decrease in the weighted average number of subscriptions was primarily impacted by the trailing twelve month trends of churn of our existing subscriber base and our ability to acquire new subscribers. While our average monthly churn rates for the trailing twelve months ended June 30, 2013, as compared to the trailing twelve months ended June 30, 2012, have shown an improvement, the number of new subscribers in the twelve months ended June 30, 2013 were not sufficient to offset the losses due to churn. The increase in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and higher product pricing.

Media. Media revenue for the six months ended June 30, 2013 decreased by approximately $2.4 million, or 32%, when compared to the six months ended June 30, 2012. Media revenue associated with The Deal and DealFlow totaled approximately $565 thousand during the six months ended June 30, 2013 as compared to none in the prior year period. Excluding The Deal and DealFlow, revenue for the six months ended June 30, 2013 decreased by approximately $3.0 million, or 40%, when compared to the six months ended June 30, 2012. The decrease in media revenue was primarily the result of reduced demand from both repeat advertisers as well as new advertisers. Media revenue includes approximately $63 thousand of barter revenue in the six months ended June 30, 2013. There was no barter revenue in the prior year period.

Operating Expense

	For the Six Months Ended June 30,
Operating expense:	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Cost of services	$13,146,584	50%	$12,135,061	48%	8%
Sales and marketing	7,118,753	27%	7,359,108	29%	-3%
General and administrative	6,475,600	25%	7,099,692	28%	-9%
Depreciation and amortization	1,878,523	7%	2,445,452	10%	-23%
Restructuring and other charges	385,610	1%	2,993,693	12%	-87%
Loss (gain) on disposition of assets	16,434	0%	(220,000)	-1%	N/A
Total operating expense	$29,021,504		$31,813,006		-9%

Cost of services. Cost of services expense increased by approximately $1.0 million, or 8%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow, combined with higher revenue share payments made to certain distribution partners, the aggregate of which increased by approximately $2.8 million. These cost increases were partially offset by lower compensation expense due to an 18% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow) as well as reduced expenses relating to computer services and supplies, the use of nonemployee content providers, data used on the Company’s Web sites, and hosting and internet related costs, combined with increased reimbursed expenses relating to a third party services agreement, the aggregate of which decreased by approximately $1.8 million.

Sales and marketing. Sales and marketing expense decreased by approximately $240 thousand, or 3%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 28% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow) combined with lower advertising and promotion related spending, public relations costs, travel and entertainment expenses, recruiting fees and other minor variances, the aggregate of which decreased by approximately $2.2 million. These cost decreases were partially offset by costs associated with the operations of The Deal and DealFlow, the aggregate of which increased by approximately $2.0 million. Sales and marketing expense includes $63 thousand and $110 thousand of barter expense in the six month period ended June 30, 2013 and 2012, respectively.

General and administrative. General and administrative expense decreased by approximately $624 thousand, or 9%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 20% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow), combined with lower recruiting, third-party data and occupancy costs, the aggregate sum of which decreased by approximately $1.4 million. These cost decreases were partially offset by costs associated with the operations of The Deal and DealFlow, as well as increased professional and consulting fees, the aggregate of which increased by approximately $747 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $567 thousand, or 23%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years combined with increased amortization during the six months ended June 30, 2012 resulting from reductions to the estimated useful life of certain capitalized Web site development projects. These reductions were partially offset by increased fixed asset depreciation and amortization of intangible assets related to The Deal and DealFlow.

Restructuring and other charges. During the six months ended June 30, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee. In March 2012, the Company began a targeted reduction in force and committed to terminate use of certain vendor services and assets reflecting previously capitalized costs. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. As a result of these activities, the Company incurred restructuring and other charges of approximately $3.0 million during the six months ended June 30, 2012.

Net Interest Income

	For the Six Months Ended June 30,
	2013	2012	Percent Change
Net interest income	$137,831	$203,945	-32%

The decrease in net interest income was primarily the result of reduced cash, marketable security and restricted cash balances combined with lower interest rates.

Net Loss

Net loss for the six months ended June 30, 2013 totaled approximately $2.8 million, or $0.08 per basic and diluted share, compared to net loss totaling approximately $6.3 million, or $0.19 per basic and diluted share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of June 30, 2013, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $59.4 million, representing 54% of total assets. Our cash and cash equivalents primarily consisted of money market funds and checking accounts. Our marketable securities of approximately $20.6 million consisted of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a fair value of approximately $1.7 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$37,563,708	$23,845,360
Current and noncurrent marketable securities	20,583,610	35,394,318
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$59,448,318	$60,540,678

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in five domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the six-month period ended June 30, 2013 totaled approximately $1.2 million, as compared to net cash used in operating activities totaling approximately $3.5 million for the six-month period ended June 30, 2012. The improvement in net cash used in operating activities was primarily related to a decrease in the net loss from operations, an increase in deferred revenue resulting from improved subscription sales, the change in accrued expenses and a decrease in other receivables, partially offset by reduced noncash expenses and a decrease in accounts payable primarily related to the timing of invoice payments. Excluding cash related to the Company’s restructuring and other charges totaling approximately $1.1 million, net cash provided by operating activities would have totaled approximately $2.2 million.

Net cash provided by investing activities of approximately $12.7 million for the six-month period ended June 30, 2013 was primarily the result of approximately $14.9 million of the net maturities of marketable securities, partially offset by approximately $1.8 million related to the acquisition of certain assets from DealFlow and $504 thousand of capital expenditures.

Net cash used in financing activities of approximately $125 thousand for the six-month period ended June 30, 2013 resulted from the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for our office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.3 million through June 30, 2014, primarily related to operating leases.

As of December 31, 2012, we had approximately $150 million of federal and state net operating loss carryforwards. Based on operating results for the six months ended June 30, 2013 and six month projections, management expects to generate a tax loss in 2013 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

Pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2013, we have withheld an aggregate of 1,230,305 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, 104,055 of which were received in October 2008 and 104,215 of which were received in September 2009, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc., which shares we received in March 2011. These shares have been recorded as treasury stock.

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

On April 19, 2013, in connection with the acquisition of certain assets of the DealFlow, the Company paid cash consideration of approximately $2.0 million and issued 408,829 unregistered shares of the Company’s common stock to the DealFlow. The issuance of the Company’s common stock was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

THESTREET, INC.

Date: August 9, 2013	By:	/s/ Elisabeth DeMarse
		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: August 9, 2013	By:	/s/ John Ferrara
		Name:	John Ferrara
		Title:	Chief Financial Officer (principal financial officer)
26

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*  Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections