Form 10-Q
period 2013-09-30
THESTREET, INC.
filed 2013-11-08
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

(Title of Class)	(Number of Shares Outstanding as of November 6, 2013)
Common Stock, par value $0.01 per share	33,939,973

TheStreet, Inc.
Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2013

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$39,625,879	$23,845,360
Marketable securities	9,576,760	18,096,091
Accounts receivable, net of allowance for doubtful accounts of $194,537 as of September 30, 2013 and $165,291 as of December 31, 2012	4,275,053	5,750,753
Other receivables, net	367,618	1,134,142
Prepaid expenses and other current assets	1,608,459	1,450,742
Total current assets	55,453,769	50,277,088
Property and equipment, net of accumulated depreciation and amortization of $15,599,302 as of September 30, 2013 and $14,633,037 as of December 31, 2012	4,679,286	5,672,000
Marketable securities	7,858,120	17,298,227
Other assets	12,197	69,957
Goodwill	27,997,286	25,726,239
Other intangibles, net of accumulated amortization of $7,912,147 as of September 30, 2013 and $6,699,283 as of December 31, 2012	11,085,143	11,190,557
Restricted cash	1,301,000	1,301,000
Total assets	$108,386,801	$111,535,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,121,205	$3,813,955
Accrued expenses	4,110,176	5,921,152
Deferred revenue	23,300,954	21,080,759
Other current liabilities	783,462	632,618
Total current liabilities	30,315,797	31,448,484
Deferred tax liability	288,000	288,000
Other liabilities	4,087,449	4,340,749
Total liabilities	34,691,246	36,077,233
Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2013 and December 31, 2012; the aggregate liquidation preference totals $55,000,000 as of September 30, 2013 and December 31, 2012	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 40,803,091 shares issued and 33,902,028 shares outstanding as of September 30, 2013, and 39,855,468 shares issued and 33,027,752 shares outstanding as of December 31, 2012	408,031	398,555
Additional paid-in capital	273,341,774	270,943,151
Accumulated other comprehensive income	(164,968)	(128,994)
Treasury stock at cost; 6,901,063 shares as of September 30, 2013 and 6,827,716 shares as of December 31, 2012	(12,110,108)	(11,974,261)
Accumulated deficit	(187,779,229)	(183,780,671)
Total stockholders’ equity	73,695,555	75,457,835
Total liabilities and stockholders’ equity	$108,386,801	$111,535,068

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net revenue:
Subscription services	$11,169,084	$8,956,184	$32,179,403	$26,784,377
Media	2,415,644	2,641,571	7,469,905	10,110,361
Total net revenue	13,584,728	11,597,755	39,649,308	36,894,738
Operating expense:
Cost of services	7,460,950	5,699,275	20,607,534	17,834,336
Sales and marketing	3,525,520	2,717,794	10,644,273	10,076,902
General and administrative	2,755,016	3,143,160	9,230,616	10,242,852
Depreciation and amortization	883,760	1,295,197	2,762,283	3,740,649
Restructuring and other charges	—	3,046,104	385,610	6,039,797
Loss (gain) on disposition of assets	171,000	14,011	187,434	(205,989)
Total operating expense	14,796,246	15,915,541	43,817,750	47,728,547
Operating loss	(1,211,518)	(4,317,786)	(4,168,442)	(10,833,809)
Net interest income	32,053	91,271	169,884	295,216
Net loss	(1,179,465)	(4,226,515)	(3,998,558)	(10,538,593)
Preferred stock cash dividends	—	—	—	192,848
Net loss attributable to common stockholders	$(1,179,465)	$(4,226,515)	$(3,998,558)	$(10,731,441)

Basic and diluted net loss per share
Net loss	$(0.03)	$(0.13)	$(0.12)	$(0.32)
Preferred stock cash dividends	—	—	—	(0.01)
Net loss attributable to common stockholders	$(0.03)	$(0.13)	$(0.12)	$(0.33)

Weighted average basic and diluted shares outstanding	33,892,790	32,848,076	33,654,044	32,648,487

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net loss	$(1,179,465)	$(4,226,515)	$(3,998,558)	$(10,538,593)
Unrealized (loss) gain on marketable securities	(112,398)	164,667	(35,973)	265,447
Comprehensive loss	$(1,291,863)	$(4,061,848)	$(4,034,531)	$(10,273,146)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2013	2012
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(3,998,558)	$(10,538,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,216,041	1,632,405
Provision for doubtful accounts	3,730	100,887
Depreciation and amortization	2,762,283	3,740,649
Restructuring and other charges	393,195	1,396,695
Deferred rent	(241,899)	(239,968)
Noncash barter activity	20,000	126,940
Loss (gain) on disposition of assets	187,434	(205,989)
Changes in operating assets and liabilities:
Accounts receivable	1,773,584	2,058,490
Other receivables	865,159	(502,866)
Prepaid expenses and other current assets	(145,417)	(334,508)
Other assets	2,928	40,601
Accounts payable	(1,695,000)	(473,986)
Accrued expenses	(1,954,966)	(1,531,416)
Deferred revenue	1,375,369	(1,139,243)
Other current liabilities	(58,676)	113,626
Other liabilities	(24,001)	—
Net cash provided by (used in) operating activities	481,206	(5,756,276)

Cash Flows from Investing Activities:
Purchase of marketable securities	—	(41,151,130)
Sale and maturity of marketable securities	17,923,464	30,363,261
Purchase of assets from DealFlow Media, Inc.	(1,764,716)	—
Purchase of The Deal LLC	—	(5,430,063)
Capital expenditures	(813,469)	(915,263)
Proceeds from the disposition of assets	71,881	222,300
Net cash provided by (used in) investing activities	15,417,160	(16,910,895)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows from Financing Activities:
Cash dividends paid on common stock	—	(1,640,421)
Cash dividends paid on preferred stock	—	(192,848)
Proceeds from the sale of common stock	—	135,000
Proceeds from the exercise of stock options	18,000	—
Shares withheld on RSU vesting to pay for withholding taxes	(135,847)	(830,669)
Net cash used in financing activities	(117,847)	(2,528,938)
Net increase (decrease) in cash and cash equivalents	15,780,519	(25,196,109)
Cash and cash equivalents, beginning of period	23,845,360	44,865,191
Cash and cash equivalents, end of period	$39,625,879	$19,669,082

Noncash investing and financing activities:
Stock issued for business combination	$780,863	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.
Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other digital media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the nine month period ended September 30, 2013 is not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). The guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If the qualitative assessment supports that it is more likely than not that the fair value of the asset exceeds its carrying amount, the company would not be required to perform a quantitative impairment test. If the qualitative assessment does not support the fair value of the assets, then a quantitative assessment is performed. ASU 2012-02 applies to public entities for annual and interim impairment tests performed for fiscal years beginning after September 15,

2012. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

During the three months ended June 30, 2013, the Company started to report certain miscellaneous other revenue items, such as webinars and conferences, as Media rather than Subscription Services revenue. These items and certain other prior period amounts have been reclassified to conform to current period presentation.

2.	ACQUISITIONS

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, have been incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million, of which $195 thousand was held back to be used to secure indemnity obligations for a period of one year, and issued 408,829 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $781 thousand. Additionally, the Company assumed net liabilities of approximately $726 thousand. The results of operations of DealFlow were included in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2013, from April 19, 2013, the date of the acquisition.

On September 11, 2012, the Company acquired 100% of the equity of The Deal, LLC (“The Deal”). The Deal is a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The purchase price of the acquisition was approximately $5.8 million. Additionally, the Company assumed net liabilities approximating $5.0 million. The results of operations of The Deal were included in the condensed consolidated financial statements for the three and nine month periods ended September 30, 2013, and for the three and nine month periods ended September 30, 2012, from September 11, 2012, the date of the acquisition.

Unaudited pro forma consolidated financial information is presented below as if the acquisition of The Deal had occurred on January 1, 2012. The results have been adjusted to account for the amortization of acquired intangible assets. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three and nine month periods ended September 30, 2012 is as follows:

	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2012
Total revenue	$13,521,261	$44,365,052
Net loss	$(4,933,368)	$(13,892,434)
Basic and diluted net loss per share	$(0.15)	$(0.43)
7

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts totaling approximately $39.6 million and $23.8 million as of September 30, 2013 and December 31, 2012, respectively. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million.

As of September 30, 2013, the total fair value of these marketable securities was approximately $17.4 million and the total cost basis was approximately $17.6 million. As of December 31, 2012, the total fair value of these marketable securities was approximately $35.4 million and the total cost basis was approximately $35.5 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$39,625,879	$23,845,360
Current and noncurrent marketable securities	17,434,880	35,394,318
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$58,361,759	$60,540,678

4.	FAIR VALUE MEASUREMENTS

The Company measures the fair value of its financial instruments in accordance with ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

—	Level 1: Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

—	Level 2: Inputs are inputs other than quoted market prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

—	Level 3: Inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of September 30, 2013
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$39,625,879	$39,625,879	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	17,434,880	15,854,880	—	1,580,000
Total at fair value	$58,361,759	$56,781,759	$—	$1,580,000

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$23,845,360	$23,845,360	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	35,394,318	33,854,318	—	1,540,000
Total at fair value	$60,540,678	$59,000,678	$—	$1,540,000

(1)	Cash and cash equivalents and restricted cash, totaling approximately $40.9 million as of September 30, 2013 and $25.1 million as of December 31, 2012, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million as of September 30, 2013 and approximately $1.5 million as of December 31, 2012. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2013, the Company determined there was a decline in the fair value of its ARS investments of approximately $270 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at January 1, 2013	$1,540,000
Increase in fair value of investment	40,000
Balance at September 30, 2013	$1,580,000

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of stock option awards granted during the nine months ended September 30, 2013 and 2012 was $0.63 and $0.48, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options.

	For the Nine Months Ended September 30,
	2013	2012
Expected option lives	3.7 years	3.5 years
Expected volatility	40.14%	50.71%
Risk-free interest rate	0.85%	0.56%
Expected dividend yield	0.00%	4.30%

As of September 30, 2013, there remained 3,219,007 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $418 thousand and $1.6 million (inclusive of $393 thousand included in restructuring and other charges) of noncash stock-based compensation for the three and nine month periods ended September 30, 2013, respectively, as compared to approximately $566 thousand and $1.9 million (inclusive of $222 thousand included in restructuring and other charges) for the three and nine month periods ended September 30, 2012, respectively. As of September 30, 2013, there was approximately $2.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.7 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2012	3,251,849	$2.22
Options granted	1,625,534	$2.02
Options exercised	(10,000)	$1.80
Options cancelled	(111,420)	$2.42
Options expired	(278,700)	$6.23
Awards outstanding at September 30, 2013	4,477,263	$1.89	$1,164	4.92
Awards vested and expected to vest at September 30, 2013	3,982,916	$1.89	$1,054	4.90
Awards exercisable at September 30, 2013	1,087,055	$1.96	$326	4.47

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2012	913,027
Restricted stock units granted	338,018
Restricted stock units settled by delivery of common stock upon vesting	(528,794)
Restricted stock units cancelled	(21,227)
Awards outstanding at September 30, 2013	701,024	$1,465	1.37
Awards vested and expected to vest at September 30, 2013	629,399	$1,315	0.90
11

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2013 and changes in the nine-month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2012	3,834,606	$1.05
Shares underlying options granted	1,625,534	$0.63
Shares underlying restricted stock units granted	338,018	$1.69
Shares underlying options vested	(1,045,485)	$0.52
Shares underlying restricted stock units vested	(528,794)	$3.00
Shares underlying options cancelled	(111,420)	$0.79
Shares underlying restricted stock units cancelled	(21,227)	$3.25
Shares underlying awards unvested at September 30, 2013	4,091,232	$0.82

For the nine months ended September 30, 2013 and 2012, the total fair value of share-based awards vested was approximately $1.5 million and $2.3 million, respectively. For the nine months ended September 30, 2013 and 2012, the total intrinsic value of options exercised was approximately $4 thousand and $0, respectively (no options were exercised in the nine months ended September 30, 2012). For the nine months ended September 30, 2013 and 2012, approximately 1.6 million and 2.8 million stock options, respectively, were granted to employees of the Company, and 10 thousand and 0 options, respectively, were exercised yielding $18 thousand and $0, respectively, of cash proceeds to the Company. Additionally, for the nine months ended September 30, 2013 and 2012, approximately 338 thousand and 243 thousand restricted stock units, respectively, were granted to employees of the Company, and approximately 529 thousand and 1.1 million shares, respectively, were issued under restricted stock unit grants yielding no cash proceeds to the Company.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine-month periods ended September 30, 2013 and 2012, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2013, the Company had withheld an aggregate of 1,236,039 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

Beginning with the third quarter of 2012, the Company’s Board of Directors suspended the payment of a quarterly dividend, but has continued to consider a future dividend payment each quarter thereafter. There was no dividend paid during the first, second or third quarters of 2013. During both the first and second quarter of 2012, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $1.8 million.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Such warrants to purchase Common Stock all expired during the fourth quarter of 2012. For the three months ended September 30, 2013 and 2012, approximately 4.6 million and 5.5 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the nine months ended September 30, 2013 and 2012, approximately 4.2 million and 4.6 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,179,465)	$(4,226,515)	$(3,998,558)	$(10,538,593)
Preferred stock cash dividends	—	—	—	(192,848)
Numerator for basic and diluted earnings per share
Net loss attributable to common stockholders	$(1,179,465)	$(4,226,515)	$(3,998,558)	$(10,731,441)
Denominator:
Weighted average basic and diluted shares outstanding	33,892,790	32,848,076	33,654,044	32,648,487

Basic and diluted net loss per share:
Net loss	$(0.03)	$(0.13)	$(0.12)	$(0.32)
Preferred stock cash dividends	—	—	—	(0.01)
Net loss attributable to common stockholders	$(0.03)	$(0.13)	$(0.12)	$(0.33)
13

9.	INCOME TAXES

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

As of December 31, 2012, the Company had approximately $150 million of federal and state net operating loss carryforwards. Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2032 and expire from 2021 through 2032. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2013 through 2032. The net operating loss carryforward as of December 31, 2012 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the nine months ended September 30, 2013 and three month projections, management expects to generate a tax loss in 2013 and no tax benefit has been recorded. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in four domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2013, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and nine months ended September 30, 2013 and 2012, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2013, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2012, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

During the three months ended September 30, 2013, the Company did not recognize any restructuring and other charges. During the nine months ended September 30, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee (the “2013 Restructuring”).

The following table displays the activity of the 2013 Restructuring reserve account during the nine months ended September 30, 2013:

Restructuring and other charges	$385,610
Noncash deductions	(393,195)
Adjustment to prior estimate	7,585
Ending balance	$—

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

The following table displays the activity of the 2012 Restructuring reserve account during the nine months ended September 30, 2013 and 2012. The remaining balance as of September 30, 2013 relates to the lease for The Deal’s office space which expires in August 2021.

	For the Nine Months Ended September 30,
	2013	2012
Beginning balance	$2,680,006	$—
Restructuring and other charges	—	6,328,464
Noncash deductions	—	(1,396,695)
Adjustments to prior estimate	16,849	—
Payments	(1,414,179)	(1,742,961)
Ending balance	$1,282,676	$3,188,808

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

The following table displays the activity of the 2011 Restructuring reserve account during the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,
	2013	2012
Beginning balance	$1,541	$1,178,647
Payments	(1,541)	(1,175,565)
Ending balance	$—	$3,082
15

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

The following table displays the activity of the 2009 Restructuring reserve account during the nine months ended September 30, 2013 and 2012. The remaining balance as of September 30, 2013 relates to the sublease of the Promotions.com office space which expires in February 2014.

	For the Nine Months Ended September 30,
	2013	2012
Beginning balance	$220,297	$674,365
Reduction to prior estimate	—	(288,667)
Payments	(93,018)	(95,641)
Ending balance	$127,279	$290,057

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2013	December 31, 2012
Deferred rent	$2,711,085	$2,954,944
Restructuring charge (The Deal office space)	938,950	1,062,940
Deferred revenue	437,414	283,698
Other liabilities	—	39,167
Total other liabilities	$4,087,449	$4,340,749
16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other digital media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

We report revenue in two categories: subscription services and media. Subscription services is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Media is comprised of fees charged for the placement of advertising and sponsorships within our services and other miscellaneous revenue.

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

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year or when circumstances arise that indicate a possible impairment might exist. Based upon our annual impairment test performed as of September 30, 2013 and 2012, no impairment was indicated as the Company’s fair value, inclusive of a control premium, exceeded its book value by approximately 51% and 13%, respectively. The fair value of the Company’s goodwill was estimated using a market approach, based upon actual prices of the Company’s Common Stock and the estimated fair value of the Company’s outstanding Preferred Shares. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors, and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. We also performed a discounted cash flow analysis, the results of which confirmed that no impairment existed at September 30, 2013. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s Preferred Shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and September 30, 2012

Revenue

	For the Three Months Ended September 30,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$11,169,084	82%	$8,956,184	77%	25%
Media	2,415,644	18%	2,641,571	23%	-9%
Total revenue	$13,584,728	100%	$11,597,755	100%	17%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the three months ended September 30, 2013 increased by approximately $2.2 million, or 25%, when compared to the three months ended September 30, 2012. The increase was the result of additional revenue related to the operations of The Deal, LLC (“The Deal”), which was acquired on September 11, 2012, and certain assets acquired from DealFlow Media, Inc. (“DealFlow”), which were acquired on April 19, 2013. Excluding The Deal and DealFlow, revenue for the three months ended September 30, 2013 was essentially flat when compared to the three months ended September 30, 2012, resulting from an offsetting increase in the weighted-average number of subscriptions and a decline in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers and lower attrition rates. The decrease in the average revenue recognized per subscription was primarily the result of the mix of products sold and the introduction during the current year of several subscription products at lower prices.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within our services and other miscellaneous revenue.

Media revenue for the three months ended September 30, 2013 decreased by approximately $226 thousand, or 9%, when compared to the three months ended September 30, 2012. The increase in media revenue associated with The Deal and DealFlow totaled approximately $143 thousand during the three months ended September 30, 2013 as compared to the prior year period. Excluding The Deal and DealFlow, Media revenue for the three months ended September 30, 2013 decreased by approximately $369 thousand, or 15%, when compared to the three months ended September 30, 2012. The decrease in media revenue was primarily the result of reduced demand from new advertisers, partially offset by increased demand from repeat advertisers. Media revenue includes approximately $15 thousand of barter revenue in the three months ended September 30, 2013. There was no barter revenue in the prior year period.

Operating Expense

	For the Three Months Ended September 30,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$7,460,950	55%	$5,699,275	49%	31%
Sales and marketing	3,525,520	26%	2,717,794	23%	30%
General and administrative	2,755,016	20%	3,143,160	27%	-12%
Depreciation and amortization	883,760	7%	1,295,197	11%	-32%
Restructuring and other charges	—	—	3,046,104	26%	-100%
Loss on disposition of assets	171,000	1%	14,011	0%	1120%
Total operating expense	$14,796,246		$15,915,541		-7%

Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $1.8 million, or 31%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow, increased compensation expense due to a 7% increase in average headcount (excluding the impact of headcount of The Deal and DealFlow), higher revenue share payments made to certain distribution partners and increased fees paid to outside contributors, the aggregate of which increased by approximately $2.1 million. These cost increases were partially offset by lower computer services and supplies costs, hosting and internet fees, the aggregate of which decreased by approximately $271 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $808 thousand, or 30%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow combined with increased compensation expense primarily related to higher benefit and noncash compensation costs (excluding the impact of headcount of The Deal and DealFlow), the aggregate of which increased by approximately $942 thousand. These cost increases were partially offset by lower consulting, advertising and promotion related fees, the aggregate of which decreased by approximately $129 thousand. Sales and marketing expense includes $15 thousand of barter expense in the three month period ended September 30, 2013 and $17 thousand in the prior year period.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $388 thousand, or 12%, over the periods. The decrease was primarily the result of reduced professional fees mainly resulting from costs incurred in the prior year period related to the acquisition of The Deal, combined with lower compensation expense due to an 8% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow), the aggregate of which decreased by approximately $557 thousand. These cost decreases were partially offset by costs associated with the operations of The Deal and DealFlow, and increased occupancy costs, the aggregate of which increased by approximately $147 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $411 thousand, or 32%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years combined with increased amortization during the three months ended September 30, 2012 resulting from reductions to the estimated useful life of certain capitalized Web site development projects. These reductions were partially offset by increased depreciation and amortization expense related to The Deal and DealFlow.

Restructuring and other charges. The Company did not incur any restructuring and other charges during the three months ended September 30, 2013. In March 2012, the Company began a targeted reduction in force and committed to terminate the use of certain vendor services and assets reflecting previously capitalized costs. As a result of these activities, the Company incurred restructuring and other charges of approximately $3.0 million during the three months ended September 30, 2012.

Net Interest Income

	For the Three Months Ended September 30,		Percent
	2013	2012	Change
Net interest income	$32,053	$91,271	-65%

The decrease in net interest income was the result of reduced marketable securities, cash and restricted cash balances, lower interest rates, and interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the three months ended September 30, 2013 totaled approximately $1.2 million, or $0.03 per basic and diluted share, compared to net loss totaling approximately $4.2 million, or $0.13 per basic and diluted share, for the three months ended September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and September 30, 2012

Revenue

	For the Nine Months Ended September 30,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$32,179,403	81%	$26,784,377	73%	20%
Media	7,469,905	19%	10,110,361	27%	-26%
Total revenue	$39,649,308	100%	$36,894,738	100%	7%

Subscription services. Subscription services revenue for the nine months ended September 30, 2013 increased by approximately $5.4 million, or 20%, when compared to the nine months ended September 30, 2012. The increase was the result of approximately $6.4 million of additional revenue related to the operations of The Deal and DealFlow. Excluding The Deal and DealFlow, revenue for the nine months ended September 30, 2013 decreased by approximately $986 thousand, or 4%, when compared to the nine months ended September 30, 2012. The decrease was primarily related to a 2% decline in the weighted-average number of subscriptions combined with a 2% decrease in the average revenue recognized per subscription. While we have been able to reduce our subscriber attrition rate, the number of new subscribers was not sufficient to offset these losses. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction during the current year of several subscription products at lower prices.

Media. Media revenue for the nine months ended September 30, 2013 decreased by approximately $2.6 million, or 26%, when compared to the nine months ended September 30, 2012. The increase in media revenue associated with The Deal and DealFlow totaled approximately $708 thousand during the nine months ended September 30, 2013 as compared to the prior year period. Excluding The Deal and DealFlow, revenue for the nine months ended September 30, 2013 decreased by approximately $3.3 million, or 33%, when compared to the nine months ended September 30, 2012. The decrease in media revenue was primarily the result of reduced demand from new advertisers, partially offset by increased demand from repeat advertisers. Media revenue includes approximately $78 thousand of barter revenue in the nine months ended September 30, 2013. There was no barter revenue in the prior year period.

Operating Expense

	For the Nine Months Ended September 30,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$20,607,534	52%	$17,834,336	48%	16%
Sales and marketing	10,644,273	27%	10,076,902	27%	6%
General and administrative	9,230,616	23%	10,242,852	28%	-10%
Depreciation and amortization	2,762,283	7%	3,740,649	10%	-26%
Restructuring and other charges	385,610	1%	6,039,797	16%	-94%
Loss (gain) on disposition of assets	187,434	0%	(205,989)	-1%	N/A
Total operating expense	$43,817,750		$47,728,547		-8%

Cost of services. Cost of services expense increased by approximately $2.8 million, or 16%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow combined with higher revenue share payments made to certain distribution partners, the aggregate of which increased by approximately $4.6 million. These cost increases were partially offset by lower compensation expense due to a 12% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow) as well as reduced expenses relating to computer services and supplies, hosting, internet fees, data used on the Company’s Web sites, the use of outside contributors, and increased reimbursed expenses relating to a third party services agreement, the aggregate of which decreased by approximately $1.7 million.

Sales and marketing. Sales and marketing expense increased by approximately $567 thousand, or 6%, over the periods. The increase was the result of costs associated with the operations of The Deal and DealFlow, which increased by approximately $2.8 million. These costs were partially offset by reduced compensation expense due to a 20% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow) combined with lower advertising and promotion, public relations, serving costs for third-party advertisers, travel and entertainment, recruiting and consulting fees, the aggregate of which decreased by approximately $2.2 million. Sales and marketing expense includes $78 thousand of barter expense in the nine month period ended September 30, 2013 and $127 thousand in the prior year period.

General and administrative. General and administrative expense decreased by approximately $1.0 million, or 10%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 16% decrease in average headcount (excluding the impact of headcount of The Deal and DealFlow), combined with lower recruiting and third-party data costs, the aggregate of which decreased by approximately $1.5 million. These cost decreases were partially offset by costs associated with the operations of The Deal and DealFlow as well as increased consulting fees, the aggregate of which increased by approximately $460 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $978 thousand, or 26%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years combined with increased amortization during the nine months ended September 30, 2012 resulting from reductions to the estimated useful life of certain capitalized Web site development projects. These reductions were partially offset by increased depreciation and amortization expense related to The Deal and DealFlow.

Restructuring and other charges. During the nine months ended September 30, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee. In March 2012, the Company began a targeted reduction in force and committed to terminate the use of certain vendor services and assets reflecting previously capitalized costs. As a result of these activities, the Company incurred restructuring and other charges of approximately $6.0 million during the nine months ended September 30, 2012.

Net Interest Income

	For the Nine Months Ended September 30,		Percent
	2013	2012	Change
Net interest income	$169,884	$295,216	-42%

The decrease in net interest income was primarily the result of reduced marketable securities, cash and restricted cash balances, lower interest rates, and interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the nine months ended September 30, 2013 totaled approximately $4.0 million, or $0.12 per basic and diluted share, compared to net loss totaling approximately $10.5 million, or $0.32 per basic and diluted share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of September 30, 2013, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $58.4 million, representing 54% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$39,625,879	$23,845,360
Current and noncurrent marketable securities	17,434,880	35,394,318
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$58,361,759	$60,540,678

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the nine-month period ended September 30, 2013 totaled approximately $481 thousand, as compared to net cash used in operating activities totaling approximately $5.8 million for the nine-month period ended September 30, 2012. The improvement in net cash used in operating activities was primarily related to a decrease in the net loss from operations, an increase in deferred revenue resulting from improved subscription sales and a decrease in other receivables, partially offset by reduced noncash expenses and a decrease in accounts payable primarily related to the timing of invoice payments. Excluding cash payments related to the Company’s restructuring and other charges totaling approximately $1.5 million, net cash provided by operating activities totaled approximately $2.0 million.

Net cash provided by investing activities of approximately $15.4 million for the nine-month period ended September 30, 2013 was primarily the result of approximately $17.9 million of the net maturities of marketable securities, partially offset by approximately $1.8 million related to the acquisition of certain assets from DealFlow and approximately $813 thousand of capital expenditures.

Net cash used in financing activities of approximately $118 thousand for the nine-month period ended September 30, 2013 resulted from the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements, partially offset by cash received from the exercise of stock options.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $2.1 million through September 30, 2014, primarily related to operating leases.

As of December 31, 2012, we had approximately $150 million of federal and state net operating loss carryforwards. Based on operating results for the nine months ended September 30, 2013 and three month projections, management expects to generate a tax loss in 2013 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2013, we have withheld an aggregate of 1,236,039 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

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

On April 19, 2013, in connection with the acquisition of certain assets of DealFlow Media, Inc., the Company paid cash consideration of approximately $2.0 million and issued 408,829 unregistered shares of the Company’s common stock to DealFlow. The issuance of the Company’s common stock was made pursuant to the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

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

THESTREET, INC.

Date: November 8, 2013	By:	/s/ Elisabeth DeMarse
	Name:	Elisabeth DeMarse
	Title:	Chief Executive Officer (principal executive officer)

Date: November 8, 2013	By:	/s/ John Ferrara
	Name:	John Ferrara
	Title:	Chief Financial Officer (principal financial officer)
28

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections