Form 10-K
period 2013-12-31
THESTREET, INC.
filed 2014-02-28
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2013 as reported by Nasdaq, was approximately $59 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of February 24, 2014
Common Stock, par value $0.01 par value	34,308,130

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.
2013 ANNUAL REPORT ON FORM 10-K

ii

THESTREET, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary Website. Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a source of subscribers to a variety of our paid subscription products. Our subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Breakout Stocks, and Stocks Under $10 – are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication, including fledgling investors, long-term and short-term active investors, day and swing traders, and fundamental, technical and options traders. Our RateWatch business publishes bank rate market information on a subscription basis to financial institutions and government agencies. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with sophisticated analysis of the mergers and acquisitions environment.

Subscription Services

Subscription services is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment.

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 17 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Breakout Stocks, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

RateWatch maintains a constantly-updated database of financial rate and fee data collected from more than 95,000 financial institutions (at the branch level), including certificate of deposit, money market account, savings account, checking account, home mortgage, home equity loan, credit card and auto loan rates. This information is licensed to financial institutions and government agencies on a subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients. The data collected by RateWatch also serves as the foundation for the information available on BankingMyWay, an advertising-supported Website that enables consumers to search for the most competitive local and national rates.

In September 2012, the Company acquired The Deal LLC (“The Deal”) as it expanded its subscription services with a new focus on institutional investors, in addition to retail investors. Founded in 1999 as The Daily Deal print newspaper, The Deal transformed its business into a digital subscription platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The Deal Pipeline was created for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge. It provides full access to proprietary commentary, analysis and data produced every day by The Deal’s editors and journalists and can be customized based on each client’s job function, deal focus and workflow and delivered straight to a mobile device or existing corporate platform. In April 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc to further broaden the information and services available to institutional investors. These newsletters and database, and the employees providing their content, have been incorporated into The Deal.

Our subscription services revenue also includes revenue generated from syndication and licensing of data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks. Subscription services contributed 80% of our total revenue in 2013, as compared to 73% in 2012 and 67% in 2011.

Media

Media is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Our advertising-supported properties, which include TheStreet, MainStreet, Stockpickr, and Real Money, attract one of the largest and most affluent audiences of any digital publisher in our content vertical. TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category, is regarded as a must-buy for most of our core online brokerage advertisers and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our engaged, affluent audience. Our direct sales team sells the full capabilities of TheStreet and its affiliated properties via sponsorships, custom programs, video, mobile, newsletters, audience targeting, native advertising, social amplification and distribution as well as programmatic direct and RTB.

Our media revenue also includes revenue generated from syndication and licensing of data as well as other miscellaneous, non-subscription related sources. Media contributed 20% of our total revenue in 2013, as compared to 27% in 2012 and 33% in 2011.

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

We use content syndication and subscription distribution arrangements to capitalize on the cost efficiencies of online delivery and create additional value from content we already have produced for our own properties. By syndicating our content to other leading Websites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. In one type of syndication arrangement, we provide leading Websites in our vertical, including Yahoo! Finance, AOL Daily Finance and MSN Money, with selected content to host along with additional article headlines that these partners display on their stock quote result pages, in both instances providing links back to our site. This type of arrangement exposes new audiences to our brands and content and generates additional traffic to our sites, creating the opportunity for us to increase our advertising revenue and subscription sales.

We are intensely focused on generating additional visitors to our sites through search engine optimization efforts, in order to increase the visibility of our content on search engines such as Google Search and Microsoft’s Bing, and through efforts to increase our presence on a variety of social media platforms, such as Facebook and Twitter. We have been active in developing and distributing mobile and tablet applications to deliver our content to new audiences. Finally, we are focused on increasing the engagement our visitors have with our sites, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our sites offer.

In addition, we obtain exposure through other media outlets who cite our writers and our stories or who invite our writers to appear on segments. In 2013, we were mentioned or featured in reports by major news/media outlets, including The Wall Street Journal,USA Today, Los Angeles Times and The New York Observer. Many of our writers and analysts provided key market commentary and consumer advice for CNBC, CNN, NBC, CBS, Fox and other national and local news organizations.

Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Websites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, CNBC.com, and Business Insider, as well as financial portals such as Yahoo! Finance, AOL Daily Finance and MSN Money;

•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers, such as The Motley Fool and Stansberry & Associates Investment Research;

•	other providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group; and

•	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products.

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

According to a November 2013 survey by comScore, Inc., an independent Web measurement company (“comScore”), TheStreet ranks:

•	#1 Website with readers having a portfolio value over $250,000;
•	#1 Website with readers having a portfolio value over $500,000; and
•	#1 Website with readers checking stock quotes multiple times each day.

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

Intellectual Property

To protect our intellectual property, we rely on a combination of trademarks, copyrights, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We own several trademark registrations and have pending applications for other marks in the United States. We also have one pending patent application. Additionally, we police the Internet for our copyrighted content that has been republished without our permission and we may aggressively pursue the poster, the site featuring the content, and any ISP in order to protect our rights.

To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third-party infringement claims. However, the protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete effectively.

Some of our products and services incorporate licensed third-party content and/or technology. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless with respect to any third-party claim of infringement. We cannot provide any guarantee that the foregoing provisions will be adequate to protect us from infringement claims. Any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

Customers; Seasonality

In 2013, no customer accounted for 10% or more of our consolidated revenue. There does not tend to be significant seasonality to our subscription services revenue. There is seasonality in our advertising revenue, as spending by our customers generally tends to be higher in the fourth calendar quarter as compared to other quarters, and the first and third calendar quarters often are lower than the other quarters.

Geography

During 2013, 2012 and 2011, all of our long-lived assets were located in the United States. Substantially all of our revenue in 2013, 2012 and 2011 was generated from customers in the United States.

Employees

As of December 31, 2013, the Company had 276 employees. The Company has never had a work stoppage and none of its employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly-owned companies, as well as laws and regulations applicable to businesses generally, including privacy regulations adopted at the local, state, national and international levels and taxes levied at the state level. In recent years, consumer protection regulations, in connection with the Internet, has become more aggressive, and we expect that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business due to increased compliance costs.

Available Information

We were founded in 1996 as a limited liability company, and reorganized as a C corporation in 1998. We consummated our initial public offering in 1999 and we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our Corporate Website is located at http://www.t.st. We make available free of charge, on or through our Website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Website is not part of this Report or any other report filed with the SEC.

You may download the information that we file with the SEC at www.sec.gov.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in the stock market by both individual and institutional investors which can impact our ability to sell subscriptions and to sell advertising;

•	the number of individual and institutional investors investing in individual stocks versus index funds and exchange-traded funds (ETF), which would impact demand for our products;

•	the willingness of potential and existing customers to pay for content distributed over the Internet, where a large quantity of content is available for free;

•	demand and pricing for advertising on our Websites, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;

•	subscription price reductions attributable to decreased demand or increased competition;

•	the value to potential and existing customers of the investing ideas we offer in our subscription services and the performance of those ideas relative to appropriate benchmarks;

•	new products or services introduced by our competitors;

•	content distribution fees or other costs;

•	for The Deal, the volatility in mergers and acquisitions, restructuring and financing activities;

•	for RateWatch, the volatility of interest rates and bank fees and the underlying demand for banking products by consumers;

•	costs or lost revenue associated with system downtime affecting the Internet generally or our Websites in particular; and

•	general economic and financial market conditions.
7

We had a net loss in fiscal year 2013 and have incurred net losses for most years of our history. We may not generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this Report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our Common Stock is likely to decline.

Key content contributors, particularly James J. Cramer, are important to our current retail investor product offerings.

Some of our products, particularly our editorial subscription products, reflect the talents, efforts, personalities, investing skills and portfolio returns, and reputations of their respective writers. As a result, the services of these key content contributors, including our co-founder James J. Cramer, form an essential element of our subscription revenue. In addition, Mr. Cramer’s popularity and visibility have provided public awareness of our services and introduced our content to new audiences. For example, Mr. Cramer hosts CNBC’s finance television show, Mad Money. If Mr. Cramer no longer appeared on the show or the program was cancelled for any reason, it could negatively impact his public profile and visibility, and in turn, our subscription products. We seek to compensate and provide incentives for these key content contributors through competitive salaries, stock ownership and bonus plans and/or royalty arrangements, and we have entered into employment or contributor agreements with certain of them, including Mr. Cramer. In November 2013, we entered into a new four-year employment agreement with Mr. Cramer, which will expire on December 31, 2017, unless renewed. As compared to his prior employment agreement, the new employment agreement provides for payment of an increased royalty rate to Mr. Cramer, and therefore results in higher cost to us. While we believe we greatly benefit from Mr. Cramer’s contributions, we can give no assurance that this will lead to higher revenues from our subscriprion products or improve our organic growth. Furthermore, we may not be able to retain key content contributors, or, should we lose the services of one or more of our key content contributors to death, disability, loss of reputation or other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, we may fail to attract new content contributors acceptable to readers of our collection of Websites and editorial subscription products. The loss of services of one or more of our key content contributors could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on attracting and retaining capable management and operating personnel.

Our ability to compete in the marketplace depends upon our ability to recruit and retain other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, direct marketers to sell subscriptions to our premium services and salespersons to sell our advertising inventory and subscriptions. In 2012 we began management changes, which included hiring a new Chief Executive Officer and other senior managers. In 2013 we hired a new Chief Financial Officer and a new General Counsel.

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

As part of our restructuring, we significantly reduced operating costs by reducing staff and implementing general cost-control measures across the Company, including commitments to terminate use of certain vendor services and assets, and expect to continue these cost management efforts. If we do not continue to achieve expected savings or our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. In addition, if our cost-control strategy is not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. Reductions in staff and employee compensation could also adversely affect our ability to attract and retain key employees.

We may have difficulty maintaining or increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers and subject to industry and other factors.

Our ability to maintain or increase our advertising revenue depends on a variety of factors. Such factors include general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to maintain or increase our unique visitors, page view inventory and user engagement, our ability to attract audiences possessing demographic characteristics most desired by our advertisers, and our ability to retain existing advertisers and win new advertisers in a number of advertising categories from other Websites, television, newspapers, magazines, newsletters or other new media.

Economic weakness and uncertainty in the United States, in the regions in which we operate and in key advertising categories, have adversely affected and may continue to adversely affect our advertising revenues. Media revenue for the year ended December 31, 2013 decreased by 20% when compared to the year ended December 31, 2012. Economic factors that have adversely affected advertising revenues include lower consumer and business spending, high unemployment, depressed home sales and other challenges affecting the economy. Our advertising revenues are particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations.

In addition to adverse economic conditions, the continued development and fragmentation of digital media has intensified competition for advertising revenues. Advertising revenue could decline if the relationships we have with high-traffic Websites is adversely affected. In addition, our advertising revenue may decline as a result of pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of any significant or prolonged downturn in, or periods of extreme volatility of, the financial markets. While most of our users access our Website and products through personal computers, the rate of mobile usage is increasing, where our ability to monetize is less proven and CPMs are lower. Also, our advertising revenue would be adversely affected if advertisers sought to use third-party networks to attempt to reach our audience while they visit third-party sites instead of purchasing advertising from us to reach our audience on our own sites. In addition, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In 2013, our top five advertisers accounted for approximately 40% of our total media revenue, an increase from 28% in 2012. Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally our advertising contracts have short notice cancellation provisions.

Many individuals are using devices other than personal computers to access online services. If we are unable to effectively provide our content and subscription products to users of these devices, our business could be adversely affected.

The number of people who access online services through mobile devices continues to increase. If our members increasingly use mobile devices to access our online services, and if we are unable to successfully implement monetization strategies for our content on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

We face intense competition.

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Websites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Daily Finance and MSN Money;

•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers;

•	providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group; and

•	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products.

Additionally, advances in technology have reduced the cost of production and online distribution of print, audio and video content, which has resulted in the proliferation of providers of free content. We compete with these other publications and services for customers, including subscribers, readers and viewers of our video content, for advertising revenue, and for employees and contributors to our services. Our ability to compete successfully depends on many factors, including the quality, originality, timeliness, insightfulness and trustworthiness of our content and that of our competitors, the popularity and performance of our contributors, the success of our recommendations and research, our ability to introduce products and services that keep pace with new investing trends, our ability to adopt and deploy new technologies for running our business, the ease of use of services developed either by us or our competitors and the effectiveness of our sales and marketing efforts. In addition, media technologies and platforms are rapidly evolving and the rate of consumption of media on various platforms may shift rapidly. If we fail to offer our content through the platforms in which our audience desires to consume it, or if we do not have offerings on such platforms that are as compelling as those of our competitors, our business, results of operations and financial condition may be materially adversely affected. In addition, the economics of distributing content through new platforms may be materially different from the economics of distributing content through our current platforms and any such difference may have a material adverse effect on our business, results of operations and financial condition.

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

We have completed several acquisitions within recent years, and we expect to make additional acquisitions and strategic investments in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management’s attention from other business concerns. In addition, there may be expenses incurred in connection with the acquisition and subsequent assimilation of operations and services and the potential loss of key employees of the acquired company. There can be no assurance that our acquisitions will be successfully integrated into our operations or that we will be able to realize the benefits intended in such acquisitions. In addition, there can be no assurance that we will complete any future acquisitions or that acquisitions will contribute favorably to our operations and financial condition. For example, in September 2012, we acquired The Deal, LLC a digital platform that delivers sophisticated coverage of the deal economy, primarily through The Deal Pipeline, a leading provider of transactional information services, and in April 2013, we acquired the assets of The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc., which have been integrated into The Deal, LLC’s platform. These acquisitions have helped us expand our subscription services into the institutional channel but we can provide no assurances that our long term strategic objectives will be attained.

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

In 2009 we recorded impairments of goodwill and intangible assets that totaled approximately $22.6 million. Although currently we do not anticipate any impairments, we may have to record additional impairments in the future which may materially adversely affect our results of operations and financial condition.

System failure or interruption may result in reduced traffic, reduced revenue and harm to our reputation.

Our ability to provide timely, updated information depends on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Similarly, our ability to track, measure and report the delivery of advertisements on our Websites depends on the efficient and uninterrupted operation of third-party systems. Our operations depend in part on the protection of our data systems and those of our third-party providers against damage from human error, natural disasters, fire, power loss, water damage, telecommunications failure, computer viruses, terrorist acts, vandalism, sabotage, and other adverse events. Although we utilize the services of third-party cloud computing providers, specifically Amazon Web Services with procedural security systems and have put in place certain other disaster recovery measures, including offsite storage of backup data, these disaster recovery measures currently may not be comprehensive enough and there is no guarantee that our Internet access and other data operations will be uninterrupted, error-free or secure. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our Websites could result in reduced traffic, reduced revenue and harm to our reputation, brand and relations with our advertisers and strategic partners. Our insurance policies may not adequately compensate us for such losses. In such event, our business, results of operations and financial condition could be materially adversely affected.

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

Disruptions to our third-party technology providers and management systems could harm our business and lead to loss of customers and advertisers.

We depend on third-party technology providers and management systems to distribute our content and process transactions. For example, we use Akamai Technologies and Amazon Web Services to help us efficiently distribute our content to customers. We also use a third party vendor to process credit cards for our subscriptions. We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, advertiser and customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

We may face liability for, or incur costs to defend, information published in our services.

We may be subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or based on other theories of liability, in each case relating to the articles, commentary, investment recommendations, ratings, or other information we publish in our services. These types of claims have been brought, sometimes successfully, against media companies in the past, and we presently are defending against a suit alleging defamation, which suit we believe is without merit and in which we are vigorously defending ourselves. We also could be subject to claims based upon the content that is accessible from our Websites through links to other Websites. While we maintain insurance to provide coverage with respect to many such claims, our insurance may not adequately protect us against these claims.

Difficulties in new product development could harm our business.

In the current year, we have introduced several new products and services, and expect to continue to do so. However, we may experience difficulties that could delay or prevent us from introducing new products and services in the future, or cause our costs to be higher than anticipated, which could materially adversely affect our business, results of operations and financial condition.

Failure to establish and maintain successful strategic relationships with other companies could decrease our subscriber and user base.

We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo! Finance, MSN Money and CNN Money, which index our headlines and/or host our content including our video offerings, have been important components of our effort to enhance public awareness of our brands, which awareness we believe also is enhanced by the public appearances of James J. Cramer, in particular on his “Mad Money” television program and on “Squawk on the Street”, both of which are telecast by CNBC. Additionally, we generate advertising inventory through our Business Desk™ initiative, in which we host business and finance content on Web pages that contain branding elements and/or other content of our partners, including large newspaper chains. There is intense competition for relationships with these firms for content placement on their Websites, for distribution of our audio and video content, and for provision of services similar to our Business Desk, and we may have to pay significant fees, or be unable, to establish additional relationships with large, high-traffic partners or maintain existing relationships in the future. From time to time, we enter into agreements with advertisers that require us to exclusively feature these parties in sections of our Websites. Existing and future exclusivity arrangements may prevent us from entering into other advertising or sponsorship arrangements or other strategic relationships. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

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

Our ability to successfully attract and retain subscribers to our subscription services depends in part on our ability to create compelling promotional materials related to those services, which in turn primarily depends upon the quality of the content of the services, including the performance of any investment ideas published in the services. Certain of our subscription services, most notably our Action Alerts PLUS service, publish specific investment ideas and maintain an actual or model portfolio of equity securities and cash that reflect activity based upon those investment ideas. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to create compelling promotional materials for such services, and to attract new subscribers or retain existing subscribers to such services, will be adversely affected. In addition, typically it is useful for us to be able to utilize the name and likeness of contributors to market our investment idea subscription services, particularly with respect to those services that have well-known contributors, such as our founder, James J. Cramer. We seek to obtain broad rights to utilize our contributors’ names and likenesses in promotional materials. There can be no assurance that we will be able to obtain the scope of such rights that we would prefer, or that in practice we will be able to utilize to the fullest extent any such rights that we have obtained. Any limitations on our ability to utilize the name and likeness of our contributors may have an adverse effect on our ability to promote our services, by limiting the content or distribution of our promotional materials or otherwise.

Failure to maintain our reputation for trustworthiness may harm our business.

Our brand is based upon the integrity of our editorial content. We are proud of the trust and reputation for quality we have developed over the course of more than 16 years and we seek to renew and deepen that trust continually. We require all of our content contributors, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our content contributors, the manipulation of a security by one or more of our content contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. In addition, in the event the reputation of any of our directors, officers, key contributors, writers or editorial staff were harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished. These events could materially adversely affect our business, results of operations and financial condition.

Our revenue could be adversely affected if the securities markets and/or mergers and acquisitions activity decline, are stagnant or experience extreme volatility.

Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets and mergers and acquisitions activity. While we believe investors are seeking more information related to the financial markets and M&A deals from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related and deal-related publications, which could adversely affect the subscription revenue we derive from our subscription based Websites and newsletters.

We may not adequately protect our own intellectual property and may incur costs to defend against, or face liability for, intellectual property infringement claims of others.

To protect our rights to our intellectual property, we rely on a combination of trademark and copyright law, trade secret protection, confidentiality agreements and other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We own several trademark registrations in the United States and we have pending U.S. trademark applications and one patent application. Additionally, we police the Internet for our copyrighted content that has been republished without our permission and we may aggressively pursue such infringements in order to protect our rights. To protect our intellectual property rights as well as protect against infringement claims in our relationships with business partners, we generally look to incorporate contractual provisions protecting our intellectual property and seeking indemnification for any third-party infringement claims. Some of our services incorporate licensed third-party technology. In these license agreements, the licensors generally have agreed to defend, indemnify and hold us harmless with respect to any claim by a third party that the licensed technology infringes any patent or other proprietary right.

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

Internet Communications, Commerce and Privacy Regulation. The growth and development of the market for Internet commerce and communications has prompted both federal and state laws and regulations concerning the collection and use of personally identifiable information (including consumer credit and financial information), consumer protection, the content of online publications, the taxation of online transactions, the transmission of unsolicited commercial email, popularly known as “spam”, and telemarketing restrictions, such as Do-Not-Call registries. More laws and regulations are under consideration by various governments, agencies and industry self-regulatory groups. Although our compliance with applicable federal and state laws, regulations and industry guidelines has not had a material adverse effect on us, new laws and regulations may be introduced and modifications to existing laws may be enacted that require us to make changes to our business practices. Although we believe that our practices are in compliance with applicable laws, regulations and policies, if we were required to defend our practices against investigations of state or federal agencies or if our practices violated applicable laws, regulations or policies, we could be penalized and some of our activities could be enjoined. Any of the foregoing could increase the cost of conducting online activities, decrease demand for our services, lessen our ability to effectively market our services, or otherwise materially adversely affect our business, financial condition and results of operations.

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

Foreign Regulation. As we actively seek customers outside the United States, regulatory entities of foreign governments will be able to exercise jurisdiction over our activities in the relevant country. If we were required to defend our practices against investigations of foreign regulatory agencies or if our practices were deemed to be violative of the laws, regulations or policies of such jurisdictions, we could be penalized and some of our activities could be enjoined. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

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

In this regard, our users depend on us to keep their personal information safe and private and not to disclose it to third parties or permit our security to be breached. However, advances in computer capabilities, new discoveries in the field of cryptography or other events or developments, including improper acts by third parties, may result in a compromise or breach of the security measures we use to protect the personal information of our users. If a party were to compromise or breach our information security measures or those of our agents, such party could misappropriate the personal information of our users, cause interruptions in our operations, expose us to significant liabilities and reporting obligations, damage our reputation and discourage potential users from registering to use our Websites or other services, any of which could have a material adverse effect on our business, results of operations and financial condition.

We utilize various third parties to assist with various aspects of our business. Some of these partnerships require the exchange of user information. This is required because some features of our Websites may be hosted by these third parties. While we take significant measures to guarantee the security of our customer data and require such third parties to comply with our privacy and security policies as well as generally be contractually bound to defend, indemnify and hold us harmless with respect to any claims related to any breach of relevant privacy laws related to the service provider, we are still at risk if any of these third-party systems are breached or compromised and may in such event suffer a material adverse effect to business, results of operations and financial condition.

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

TCV VI, L.P. and TCV Member Fund, L.P., hold 5,500 shares of our Series B Preferred Stock (“Series B Preferred Stock”), which are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share, or approximately 11% of our outstanding Common Stock. The holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. In addition, so long as 2,200 shares of Series B Preferred Stock remain outstanding, the holders of a majority of such shares will have the right to appoint one person to our board of directors although the holder of our Series B Preferred Stock has not currently exercised this right.

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

We have net operating loss carryforwards of approximately $156 million as of December 31, 2013, available to offset future taxable income through 2033. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses.

Investment of our cash carries risks.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four financial institutions and perform periodic evaluations of the relative credit standing of these institutions. No assurances can be made that the third-party institutions will retain acceptable credit ratings or investment practices. Investment decisions of third parties and market conditions may adversely affect our cash balances and financial condition. While we believe our investment policy is conservative, there can be no assurance that we will not suffer losses on any of our investments.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property and we lease all of our facilities. Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York. Bankers Financial Products Corporation (d/b/a RateWatch) occupies approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin. We also remain responsible for a sublease of approximately 6,500 square feet of office space in an office building at 29 West 38th Street in New York, New York, which we in turn have sublet to another tenant, as well as approximately 21,500 square feet of office space in an office building at 20 Broad Street in New York, New York, which we in turn have sublet to another tenant.

Item 3. Legal Proceedings.

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

	Low	High
2012
First quarter	$1.70	$2.21
Second quarter	$1.45	$2.17
Third quarter	$1.34	$1.56
Fourth quarter	$1.52	$1.68
2013
First quarter	$1.59	$1.93
Second quarter	$1.85	$1.98
Third quarter	$1.82	$2.30
Fourth quarter	$2.08	$2.44

On February 24, 2014, the last reported sale price for our Common Stock was $2.91 per share.

Holders

The number of holders of record of our Common Stock on February 24, 2014 was 207, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

There were no dividends paid during the year ended December 31, 2013. The Company has announced that it intends to reinstate the payment of a $0.025 quarterly per share dividend in 2014, beginning with the first quarter of 2014. In the third quarter of 2012, the Company’s Board of Directors suspended the payment of a quarterly dividend. During both the first and second quarters of 2012, and for each of the four quarters in the year ended December 31, 2011, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the years ended December 31, 2012 and 2011, these dividend payments totaled approximately $1.8 million and $3.8 million, respectively. The Certificate of Designations for the Series B Preferred Stock currently prohibits the Company from paying cash dividends in excess of $0.10 per share per annum without the prior approval of holder of the Series B Preferred Stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the three months ended December 31, 2013 as noted in the table below.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 - 31, 2013	—	$—	—	$2,678,878
November 1 - 30, 2013	—	$—	—	$2,678,878
December 1 - 31, 2013	—	$—	—	$2,678,878
Total	—	$—	—	$2,678,878

*	In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million worth of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board approved the resumption of this program under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the program. The program does not have a specified expiration date and is subject to certain limitations. See “Risk Factors — Control by principal stockholders, officers and directors could adversely affect our stockholders, and the terms of our Series B Preferred Stock include significant control rights.”

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2013, 2012 and 2011, and the balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statement of Operations Data:
Net revenue:
Subscription services	$43,549	$37,149	$38,901	$38,099	$37,551
Media	10,901	13,572	18,859	19,087	22,689
Total net revenue	54,450	50,721	57,760	57,186	60,240
Operating expense:
Cost of services	27,432	24,886	26,499	25,557	29,100
Sales and marketing	14,453	13,396	16,682	15,841	12,078
General and administrative	12,219	13,638	15,811	18,053	18,916
Asset impairments	—	—	—	555	24,137
Depreciation and amortization	3,769	5,512	5,757	4,693	4,985
Restructuring and other charges	386	6,590	1,826	—	3,461
Loss (gain) on disposition of assets	187	(233)	—	(1,319)	530
Total operating expense	58,446	63,789	66,575	63,380	93,207
Operating loss	(3,996)	(13,068)	(8,815)	(6,194)	(32,967)
Net interest income	210	353	668	846	950
(Loss) gain on sales of marketable securities	—	—	(35)	—	295
Other income	—	—	—	21	154
Loss from continuing operations before income taxes	(3,786)	(12,715)	(8,182)	(5,327)	(31,568)
Provision for income taxes	—	—	—	—	(16,134)
Loss from continuing operations	(3,786)	(12,715)	(8,182)	(5,327)	(47,702)
Discontinued operations: (*)
Loss on disposal of discontinued operations	—	—	(2)	(7)	(15)
Loss from discontinued operations	—	—	(2)	(7)	(15)
Net loss	(3,786)	(12,715)	(8,184)	(5,334)	(47,717)
Preferred stock cash dividends	—	193	386	386	386
Net loss attributable to common stockholders	$(3,786)	$(12,908)	$(8,570)	$(5,720)	$(48,103)
Cash dividends paid on common shares	$—	$1,636	$3,447	$3,350	$3,201
Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.38)	$(0.26)	$(0.17)	$(1.56)
Loss from discontinued operations	—	—	(0.00)	(0.00)	(0.00)
Net loss	(0.11)	(0.38)	(0.26)	(0.17)	(1.56)
Preferred stock dividends	—	(0.01)	(0.01)	(0.01)	(0.01)
Net loss attributable to common stockholders	$(0.11)	$(0.39)	$(0.27)	$(0.18)	$(1.57)
Weighted average basic and diluted shares outstanding	33,725	32,710	31,954	31,593	30,586

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, current and noncurrent marketable securities, current and noncurrent restricted cash	$59,842	$60,541	$75,315	$78,555	$82,573
Working capital	31,208	18,829	46,013	27,352	46,063
Total assets	108,894	111,535	121,413	129,542	133,714
Long-term obligations, less current maturities	4,959	4,629	4,857	3,236	1,519
Total stockholders’ equity	74,163	75,458	88,144	97,993	104,474

(*)	In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Special Note Regarding Forward-Looking Statements appearing in Part I, Item 1 of this Report.

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business and dealmakers with sophisticated analysis of the mergers and acquisitions environment in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other digital media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Subscription Services

Subscription services is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment.

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 17 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, Breakout Stocks, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

RateWatch maintains a constantly-updated database of financial rate and fee data collected from more than 95,000 financial institutions (at the branch level), including certificate of deposit, money market account, savings account, checking account, home mortgage, home equity loan, credit card and auto loan rates. This information is licensed to financial institutions and government agencies on a subscription basis, in the form of standard and custom reports that outline the competitive landscape for our clients. The data collected by RateWatch also serves as the foundation for the information available on BankingMyWay, an advertising-supported Website that enables consumers to search for the most competitive local and national rates.

In September 2012, the Company acquired The Deal and transformed its business into a digital subscription platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. In April 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc to further its product offerings to institutional investors. These newsletters and database, and the employees providing their content, have been incorporated into The Deal.

Our subscription services revenue also includes revenue generated from syndication and licensing of data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks. Subscription services contributed 80% of our total revenue in 2013, as compared to 73% in 2012 and 67% in 2011.

Media

Media is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Our advertising-supported properties, which include TheStreet, MainStreet, Stockpickr and Real Money, attract one of the largest and most affluent audiences of any digital publisher in our content vertical. TheStreet, with its enviable track record as a leading and distinctive digital voice in the financial category, is regarded as a must-buy for most of our core online brokerage advertisers and a highly effective means for other financial services companies and non-endemic advertisers to communicate with our engaged, affluent audience. Our direct sales team sells the full capabilities of TheStreet and its affiliated properties via sponsorships, custom programs, video, mobile, newsletters, audience targeting, native advertising, social amplification and distribution as well as programmatic direct and real time bidding.

Our media revenue also includes revenue generated from syndication and licensing of data as well as other miscellaneous, non-subscription related sources. Media contributed 20% of our total revenue in 2013, as compared to 27% in 2012 and 33% in 2011.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenue

	For the Year Ended December 31,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$43,549,359	80%	$37,149,143	73%	17%
Media	10,901,052	20%	13,571,660	27%	-20%
Total revenue	$54,450,411	100%	$50,720,803	100%	7%
24

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the year ended December 31, 2013 increased by approximately $6.4 million, or 17%, when compared to the year ended December 31, 2012. The increase was the result of approximately $7.1 million of additional revenue related to the operations of The Deal and DealFlow. Excluding The Deal and DealFlow, revenue for the year ended December 31, 2013 decreased by approximately $715 thousand, or 2%, when compared to the year ended December 31, 2012. The decrease was primarily related to a 4% decrease in the average revenue recognized per subscription, partially offset by a 2% increase in the weighted-average number of subscriptions. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction during the current year of several subscription products at lower prices. While we have been able to reduce our subscriber attrition rate, the number of new subscribers was not sufficient to offset the reduction in the average revenue recognized per subscription.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue for the year ended December 31, 2013 decreased by approximately $2.7 million, or 20%, when compared to the year ended December 31, 2012. The increase in media revenue associated with The Deal and DealFlow totaled approximately $470 thousand during the year ended December 31, 2013 as compared to the prior year period. Excluding The Deal and DealFlow, revenue for the year ended December 31, 2013 decreased by approximately $3.1 million, or 25%, when compared to the year ended December 31, 2012. The decrease in media revenue was primarily the result of reduced demand from non-repeat advertisers. Media revenue includes approximately $94 thousand of barter revenue in the year ended December 31, 2013. There was no barter revenue in the prior year period.

Operating Expense

	For the Year Ended December 31,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$27,431,566	50%	$24,886,142	49%	-10%
Sales and marketing	14,453,465	27%	13,395,328	26%	-8%
General and administrative	12,218,964	22%	13,637,895	27%	10%
Depreciation and amortization	3,768,536	7%	5,512,299	11%	32%
Restructuring and other charges	385,610	1%	6,589,792	13%	94%
Loss (gain) on disposition of assets	187,434	0%	(232,989)	0%	N/A
Total operating expense	$58,445,575		$63,788,467		8%

Cost of services. Cost of services expense includes compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $2.5 million, or 10%, over the periods. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow combined with higher fees paid to outside contributors and revenue share payments made to certain distribution partners, the aggregate of which increased by approximately $4.4 million. These cost increases were partially offset by lower compensation expense due to a 7% decrease in average headcount (excluding the impact of increased headcount of The Deal and DealFlow), as well as reduced expenses relating to computer services and supplies, data used on the Company’s Websites, hosting, internet fees, and increased reimbursed expenses relating to a third party services agreement, the aggregate of which decreased by approximately $1.7 million.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $1.1 million, or 8%, over the periods. The increase was the result of costs associated with the operations of The Deal and DealFlow, which increased by approximately $2.7 million. These costs were partially offset by reduced compensation expense due to an 18% decrease in average headcount (excluding the impact of increased headcount of The Deal and DealFlow) combined with lower advertising and promotion, public relations, consulting, and serving costs for third-party advertisers, the aggregate of which decreased by approximately $1.5 million. Sales and marketing expense includes $94 thousand of barter expense in the year ended December 31, 2013 and $183 thousand in the prior year period.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $1.4 million, or 10%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 17% decrease in average headcount, combined with lower third-party data and recruiting costs, the aggregate of which decreased by approximately $1.5 million.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $1.7 million, or 32%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years combined with increased amortization during the year ended December 31, 2012 resulting from reductions to the estimated useful life of certain capitalized Website development projects. These reductions were partially offset by increased depreciation and amortization expense related to The Deal and DealFlow.

Restructuring and other charges. During the year ended December 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee. During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges from continuing operations of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2012. These activities were offset by a reduction to previously estimated restructuring and other charges resulting in a net credit of approximately $289 thousand.

Loss (gain) on disposition of assets. During the year ended December 31, 2013, the Company sold certain non-strategic assets resulting in a loss of approximately $187 thousand. During the year ended December 31, 2012, the Company sold certain non-strategic assets resulting in a gain of approximately $233 thousand.

Net Interest Income

	For the Year Ended December 31,
	2013	2012	Percent Change
Net interest income	$209,463	$352,713	-41%

The decrease in net interest income was primarily the result of reduced average marketable security, cash and restricted cash balances during the year ended December 31, 2013 as compared to the prior year period, lower interest rates, and interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the year ended December 31, 2013 totaled $3.8 million, or $0.11 per basic and diluted share, compared to net loss totaling $12.7 million, or $0.38 per basic and diluted share, for the year ended December 31, 2012. The decrease in the net loss was primarily the result of restructuring and other charges recorded during the year ended December 31, 2012 that approximated $6.6 million.

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenue

	For the Year Ended December 31,
	2012	Percent of Total Revenue	2011	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$37,149,143	73%	$38,901,289	67%	-5%
Media	13,571,660	27%	18,858,711	33%	-28%
Total revenue	$50,720,803	100%	$57,760,000	100%	-12%

Subscription services. Subscription services revenue for the year ended December 31, 2012 decreased by 5% when compared to the year ended December 31, 2011. This decrease was primarily the result of a 15% decrease in the weighted-average number of subscriptions during the year ended December 31, 2012 as compared to the year ended December 31, 2011, partially offset by a 6% increase in the average revenue recognized per subscription during the year ended December 31, 2012 as compared to the year ended December 31, 2011, combined with approximately $2.9 million of revenue related to the operations of The Deal since its acquisition in September 2012. The decrease in the weighted average number of subscriptions was primarily impacted by the trailing twelve month trends of 1) churn of our existing subscriber base and 2) our ability to acquire new subscribers. While our average monthly churn rates for the trailing twelve months ended December 31, 2012, as compared to the same period in the prior year, has remained relatively stable, we were unable to acquire a sufficient number of new subscribers in 2012 to offset the losses due to churn. The increase in the average revenue recognized per subscription during the period is primarily the result of the mix of products sold and higher product pricing.

Media. Media revenue for the year ended December 31, 2012 decreased by 28% when compared to the year ended December 31, 2011. The decrease in media revenue was primarily the result of reduced demand from repeat advertisers, the movement of Internet usage from desktop to tablets and mobile devices, where advertising rates are lower, and our inability to attract a sufficient amount of advertising revenue from new advertisers in 2012 to offset the losses. There was no barter revenue in the year ended December 31, 2012 as compared to approximately $410 thousand in the year ended December 31, 2011.

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

Cost of services. Cost of services expense decreased by approximately $1.6 million, or 6%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 25% decrease in average headcount (excluding the impact of acquired headcount of The Deal), combined with lower costs related to computer services and supplies and data used on the Company’s Websites, the aggregate of which decreased by approximately $4.4 million. These cost decreases were partially offset by costs associated with the operations of The Deal since its acquisition, increased costs related to revenue share payments made to certain distribution partners, as well as the use of nonemployee content providers as the Company has shifted its strategy more towards a contributor/freelance model with fewer full time editorial staff, the aggregate of which increased by approximately $2.8 million. Although the dollar amount of cost of services expense decreased over the periods, cost of services expense as a percentage of revenue increased to 49% in the year ended December 31, 2012, from 46% in the prior year period, as our cost cutting initiatives did not completely keep pace with the decline in revenue.

Sales and marketing. Sales and marketing expense decreased by approximately $3.3 million, or 20%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 22% decrease in average headcount (excluding the impact of headcount of The Deal), combined with reductions in advertising and promotion related spending, travel and entertainment costs, credit card processing fees, public relations costs and recruiting fees, the aggregate of which decreased by approximately $4.6 million. These cost decreases were partially offset by costs associated with the operations of The Deal since its acquisition as well as increased advertisement serving costs, the aggregate of which increased by approximately $1.3 million. Sales and marketing expense includes approximately $183 thousand and $303 thousand of barter expense in the years ended December 31, 2012 and 2011, respectively. Sales and marketing expense as a percentage of revenue decreased to 26% in the year ended December 31, 2012, from 29% in the prior year period resulting from our cost cutting initiatives.

General and administrative. General and administrative expense decreased by approximately $2.2 million, or 14%, over the periods. The decrease was primarily the result of reduced compensation expense due to a 15% decrease in average headcount (excluding the impact of headcount of The Deal), combined with lower professional fees (inclusive of those relating to a review of certain accounting matters in our former Promotions.com subsidiary), occupancy, training and insurance costs, the aggregate sum of which decreased by approximately $2.7 million. These cost decreases were partially offset by costs related to the Company’s acquisition and subsequent operation of The Deal since its acquisition combined with increased recruiting fees, the aggregate of which increased by approximately $709 thousand. General and administrative expense as a percentage of revenue approximated 27% in the year ended December 31, 2012, the same as in the prior year period, as our cost cutting initiatives were in line with the decline in revenue.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $245 thousand, or 4%, over the periods. Depreciation and amortization expense as a percentage of revenue approximated 11% in the year ended December 31, 2012, as compared to 10% in the prior year period.

Restructuring and other charges. During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges from continuing operations of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2012. These activities were offset by a reduction to previously estimated restructuring and other charges resulting in a net credit of approximately $289 thousand.

Gain on disposition of assets. During the year ended December 31, 2012, the Company sold certain non-strategic assets resulting in a gain of approximately $233 thousand.

Net Interest Income

	For the Year Ended December 31,
	2012	2011	Percent Change
Net interest income	$352,713	$667,822	-47%

The decrease in net interest income was primarily the result of lower interest rates on bank deposits combined with reduced cash balances.

Net Loss

Net loss for the year ended December 31, 2012 totaled approximately $12.7 million, or $0.38 per basic and diluted share, compared to net loss totaling $8.2 million, or $0.26 per basic and diluted share, for the year ended December 31, 2011. The increase in the net loss was largely the result of restructuring and other charges recorded during the year ended December 31, 2012 that approximated $6.6 million combined with reduced revenue, partially offset by expense cost cutting measures. Net loss for the year ended December 31, 2012 also included a net loss of approximately $753 thousand related to the operations of The Deal since its acquisition. Excluding noncash charges related to depreciation, and amortization of acquired intangible assets, net loss for The Deal would have approximated $438 thousand.

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

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the three years ended December 31, 2013.

Media revenue includes advertising revenue, which is derived from the sale of Internet sponsorship arrangements and from the delivery of banner, tile, contextual, performance-based and interactive advertisement and sponsorship placements in our advertising-supported Websites, and is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Website Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2013, 2012 and 2011, we capitalized software development costs totaling approximately $289 thousand, $401 thousand and $885 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2013, 2012 and 2011, we capitalized Website development costs totaling approximately $443 thousand, $100 thousand and $369 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website. During the year ended December 31, 2013, completed capitalized software and Website development projects were deemed to primarily have a three-year useful life. Total amortization expense was approximately $743 thousand, $1.5 million and $2.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of ASC 350, goodwill and other intangible assets with indefinite lives are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist. Impairment exists when the carrying amount of goodwill and other intangible assets with indefinite lives exceed their implied fair value, resulting in an impairment charge for this excess.

We evaluate goodwill and other intangible assets with indefinite lives for impairment using a two-step impairment test approach at the Company level, as the Company is considered to operate as a single reporting unit. The first step compares the fair value of the Company with its book value, including goodwill. As outlined in ASC 350, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. As we concluded that our goodwill was not impaired as of the valuation date, step two was not performed.

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist. In conducting our annual 2013 impairment test through our independent appraisal firm, we used the market approach for the valuation of our common stock and the income approach for our preferred shares. We also performed an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the results of the common stock market approach. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) to be $117.6 million as of the Valuation Date. We calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the Valuation Date, as shown in the following figure:

AVERAGE STOCK PRICE
Low stock price	$2.05
High stock price	$2.09
Average stock price	$2.07

We multiplied the average stock price of $2.07 by the 33,902,028 common shares outstanding, indicating a common equity value of $70.2 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We searched the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. The data indicated a wide range of control premiums ranging from 13 percent to 44 percent for deals that have taken place in the last three years, and we conservatively selected 10 percent as an appropriate control premium. Applying a control premium of 10 percent resulted in a value of the common equity on a controlling basis of $77.2 million.

In addition to Common Stock, we have preferred stock with a liquidation value of $55.0 million. With the assistance of our third party valuation firm, we used the income approach to compute the fair value of the Preferred Stock to be $40.4 million which we added to the fair value of the Common Stock. The resulting enterprise value of $117.6 million represents the value of the Company on a controlling basis. This value was greater than the carrying value of $78.1 million, indicating our goodwill was not impaired as of the September 30, 2013 valuation date.

The fair value of our outstanding preferred shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to our preferred stock, we also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the preferred shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and provided certain preferred share ownership levels are maintained, are entitled to representation on our board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock.

Determining the fair value of goodwill or other intangible assets with indefinite lives involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and appropriate market comparables. We base our fair value estimates on assumptions believed to be reasonable. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates.

As of December 31, 2012, we performed an interim impairment test of our goodwill due to certain potential impairment indicators, including the loss of certain key personnel. The fair value of our goodwill was estimated using a market approach, based upon actual prices of our Common Stock excluding any control premium, and the estimated fair value of our outstanding preferred shares. As a result of this December 31, 2012 impairment test, we concluded that goodwill was not impaired.

A decrease in the price of our Common Stock, or changes in the estimated value of our preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

Additionally, we evaluate the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life. There have been no changes in useful lives of intangible assets for each period presented.

Long-Lived Assets

We evaluate long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions and we perform periodic evaluations of the relative credit standing of these institutions. As of December 31, 2013, our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. We account for our marketable securities in accordance with the provisions of ASC 320-10. We classify these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. As of December

31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million.

During 2008, we made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, we incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of our investment was written down to fair value based upon an estimate of the market value of our equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. We performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, we determined it was necessary to record a second impairment charge, writing the value of the investment to zero. This was deemed necessary by management based upon its consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased our ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. As of December 31, 2013 and 2012, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

See Note 6 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of our cash.

Stock-Based Compensation

We account for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was approximately $2.1 million, $2.4 million and $3.4 million, respectively. As of December 31, 2013, there was approximately $4.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.4 years.

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

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2013, 2012 and 2011 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2013, 2012 and 2011 was $0.63, $0.48 and $0.89, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Year Ended December 31,
	2013	2012	2011
Expected option lives	3.7 years	3.5 years	3.5 years
Expected volatility	40.11%	50.67%	54.86%
Risk-free interest rate	0.85%	0.56%	1.20%
Expected dividends	0.00%	4.27%	3.93%

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2013 would have caused an increase of approximately $19,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2013 would have caused an increase of approximately $113,000. Because options are expensed over three to five years from the date of grant, the foregoing estimated increases include potential expense for options granted during prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2013 and 2012, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be recorded.

Deferred tax assets pertaining to windfall tax benefits on exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. We have elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to us.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. We would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. We regularly review contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

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

For the years ended December 31, 2013, 2012 and 2011, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2013 and 2012, one client accounted for more than 10% of our gross accounts receivable balance in each period.

Liquidity and Capital Resources

Our current assets at December 31, 2013 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. We do not hold inventory. Our current liabilities at December 31, 2013 consisted primarily of deferred revenue, accrued expenses and accounts payable. At December 31, 2013, our current assets were approximately $61.0 million, 2.0 times greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of December 31, 2013, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $59.8 million, representing 55% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes, with a maximum maturity of three years, and two auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2013	December 31, 2012
Cash and cash equivalents	$45,443,759	$23,845,360
Current and noncurrent marketable securities	13,097,735	35,394,318
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$59,842,494	$60,540,678

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $2.5 million the year ended December 31, 2013, as compared to net cash used in operating activities totaling approximately $6.2 million for the year ended December 31, 2012. The improvement in net cash provided by operating activities was primarily related to a decrease in the net loss from operations. Also contributing to the improvement was an increase in deferred revenue resulting from improved subscription sales and a decrease in other receivables, partially offset by reduced noncash expenses and a decrease in accounts payable primarily related to the timing of invoice payments. Excluding cash payments related to the Company’s restructuring and other charges totaling approximately $1.5 million during the year ended December 31, 2013, net cash provided by operating activities totaled approximately $4.0 million.

Net cash provided by investing activities of approximately $19.4 million for the year ended December 31, 2013 was primarily the result of approximately $22.2 million of the net maturities of marketable securities, partially offset by approximately $1.8 million related to the acquisition of certain assets from DealFlow and approximately $1.1 million of capital expenditures.

Net cash used in financing activities of approximately $316 thousand for the year ended December 31, 2013 primarily consisted of purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements, partially offset by cash received from the exercise of stock options.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.7 million through December 31, 2014, in respect of the contractual obligations set forth below under “Commitments and Contingencies.” Additionally, Company has reinstated its payment of a $0.025 quarterly dividend beginning with the first quarter of 2014.

As of December 31, 2013 we had approximately $156 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

In December 2000, our Board of Directors authorized the repurchase of up to $10 million of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the years ended December 31, 2013 and 2012, we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million. In addition, pursuant to the terms of our 2007 Performance Incentive Plan (the “2007 Plan”), and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2013, we had withheld an aggregate of 1,348,883 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Commitments and Contingencies

We are committed to cash expenditures in an aggregate amount of approximately $4.7 million through December 31, 2014, primarily related to operating leases for office space, which expire at various dates through August 31, 2021. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.5 million, $1.5 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, we have agreements with certain of our outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2013, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2014	2015	2016	2017	2018	After 2018
Operating leases	$16,708,304	$1,872,688	$1,819,238	$1,967,230	$2,557,338	$2,622,557	$5,869,253
Employment agreement	10,000,000	2,500,000	2,500,000	2,500,000	2,500,000	—	—
Outside contributors	391,667	350,000	41,667	—	—	—	—
Total contractual cash obligations	$27,099,971	$4,722,688	$4,360,905	$4,467,230	$5,057,338	$2,622,557	$5,869,253

Future minimum cash payments for the year ended December 31, 2014 related to operating leases have been reduced by approximately $733 thousand related to payments to be received related to the sublease of office space.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States). Based on that evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate management to select. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. The following table sets forth certain information, as of December 31, 2013, concerning shares of Common Stock authorized for issuance under the 2007 Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,563,623	$1.14	2,228,156	*
Equity compensation plans not approved by security holders**	2,350,360	$1.83	—

*	Aggregate number of shares available for grant under the 2007 Plan, which grants may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other
41

grants. The 2007 Plan also authorizes cash performance awards.

**	Includes inducement option grants made pursuant to NASDAQ Listing Rule 5635(c) to Elisabeth DeMarse for 1,525,360 shares of the Company’s common stock and four other non-executive officers for 825,000 shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 11, 2013

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007

4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.3	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999

10.4	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005

10.5	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008

10.6	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.7	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007
43

10.8	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007

10.9	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012

10.103+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012

10.11+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012

10.12+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012

10.13+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012

10.14+	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.5	May 7, 2012

10.15+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25779	10.23	February 22, 2013

10.16+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25779	10.24	February 22, 2013

10.17+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann	10-K	000-25779	10.25	February 22, 2013

10.18+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.	10-K	000-25779	10.26	February 22, 2013

10.19	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.

10.20	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.

10.21	Employment Agreement dated as of November 14, 2013 between James J. Cramer and the Company.

10.224	Employment Offer Letter dated as of July 18, 2013 between the Company and Vanessa J. Soman.

14.1	Code of Business Conduct and Ethics.	8-K	000-25779	14.1	January 31, 2005

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

23.2	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document
44

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections
45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: February 28, 2014	By:	/s/ Elisabeth DeMarse
	Name:	Elisabeth DeMarse
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Elisabeth DeMarse	Chairman and Chief Executive Officer (principal executive officer)	February 28, 2014
(Elisabeth DeMarse)

/s/ John Ferrara	Chief Financial Officer (principal financial officer)	February 28, 2014
(John Ferrara)

/s/ Richard Broitman	Chief Accounting Officer	February 28, 2014
(Richard Broitman)

/s/ James J. Cramer	Director	February 28, 2014
(James J. Cramer)

/s/ Sarah Fay	Director	February 28, 2014
(Sarah Fay)

/s/ Keith B. Hall	Director	February 28, 2014
(Keith B. Hall)

/s/ Vivek Shah	Director	February 28, 2014
(Vivek Shah)

/s/ Mark Walsh	Director	February 28, 2014
(Mark Walsh)
46

THESTREET, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TheStreet, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of TheStreet, Inc. as of December 31, 2013 and the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the period ended December 31, 2013. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. at December 31, 2013, and the results of its operations and its cash flows for the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

s/s BDO USA, LLP
New York, New York
February 28, 2014
F-2

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TheStreet, Inc.:

We have audited the accompanying consolidated balance sheet of TheStreet, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements for each of the years in the two-year period ended December 31, 2012, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two year period ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 22, 2013

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
assets
Current Assets:
Cash and cash equivalents	$45,443,759	$23,845,360
Accounts receivable, net of allowance for doubtful accounts of $202,207 as of December 31, 2013 and $165,291 as of December 31, 2012	4,502,344	5,750,753
Marketable securities	9,426,875	18,096,091
Other receivables	299,687	1,134,142
Prepaid expenses and other current assets	1,167,029	1,450,742
Restricted cash	139,750	—
Total current assets	60,979,444	50,277,088

Property and equipment, net of accumulated depreciation and amortization of $16,035,351 as of December 31, 2013 and $14,633,037 as of December 31, 2012	4,400,404	5,672,000
Marketable securities	3,670,860	17,298,227
Other assets	21,800	69,957
Goodwill	27,997,286	25,726,239
Other intangibles, net of accumulated amortization of $6,994,772 as of December 31, 2013 and $6,699,283 as of December 31, 2012	10,662,983	11,190,557
Restricted cash	1,161,250	1,301,000
Total assets	$108,894,027	$111,535,068

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,352,521	$3,813,955
Accrued expenses	4,338,423	5,921,152
Deferred revenue	22,122,763	21,080,759
Other current liabilities	957,741	632,618
Total current liabilities	29,771,448	31,448,484
Deferred tax liability	288,000	288,000
Other liabilities	4,671,421	4,340,749
Total liabilities	34,730,869	36,077,233

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2013 and December 31, 2012; the aggregate liquidation preference as of December 31, 2013 and December 31, 2012 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 41,058,246 shares issued and 34,044,339 shares outstanding as of December 31, 2013, and 39,855,468 shares issued and 33,027,752 shares outstanding as of December 31, 2012	410,582	398,555
Additional paid-in capital	273,861,536	270,943,151
Accumulated other comprehensive loss	(178,183)	(128,994)
Treasury stock at cost 7,013,907 shares as of December 31, 2013 and 6,827,716 shares as of December 31, 2012	(12,364,460)	(11,974,261)
Accumulated deficit	(187,566,372)	(183,780,671)
Total stockholders’ equity	74,163,158	75,457,835
Total liabilities and stockholders’ equity	$108,894,027	$111,535,068

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,
	2013	2012	2011
Net revenue:
Subscription services	$43,549,359	$37,149,143	$38,901,289
Media	10,901,052	13,571,660	18,858,711
Total net revenue	54,450,411	50,720,803	57,760,000
Operating expense:
Cost of services	27,431,566	24,886,142	26,499,085
Sales and marketing	14,453,465	13,395,328	16,681,562
General and administrative	12,218,964	13,637,895	15,810,994
Depreciation and amortization	3,768,536	5,512,299	5,757,365
Restructuring and other charges	385,610	6,589,792	1,825,799
Loss (gain) on disposition of assets	187,434	(232,989)	—
Total operating expense	58,445,575	63,788,467	66,574,805
Operating loss	(3,995,164)	(13,067,664)	(8,814,805)
Net interest income	209,463	352,713	667,822
Loss on sales of marketable securities	—	—	(35,340)
Loss from continuing operations	(3,785,701)	(12,714,951)	(8,182,323)
Discontinued operations:
Loss on disposal of discontinued operations	—	—	(1,798)
Net loss	(3,785,701)	(12,714,951)	(8,184,121)
Preferred stock cash dividends	—	192,848	385,696
Net loss attributable to common stockholders	$(3,785,701)	$(12,907,799)	$(8,569,817)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.38)	$(0.26)
Loss on disposal of discontinued operations	—	—	(0.00)
Net loss	(0.11)	(0.38)	(0.26)
Preferred stock cash dividends	—	(0.01)	(0.01)
Net loss attributable to common stockholders	$(0.11)	$(0.39)	$(0.27)
Weighted average basic and diluted shares outstanding	33,725,317	32,710,018	31,953,683

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

F-5

THESTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2013	2012	2011
Net loss	$(3,785,701)	$(12,714,951)	$(8,184,121)
Unrealized (loss) gain on marketable securities	(49,189)	265,606	(725,911)
Comprehensive loss	$(3,834,890)	$(12,449,345)	$(8,910,032)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Common Stock		Series B Preferred Stock		Additional	Accumulated Other Comprehensive	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	Paid in Capital	Income	Shares	Cost	Deficit	Equity
Balance at December 31, 2010	37,775,381	$377,754	5,500	$55	$270,644,658	$331,311	(6,107,781)	$(10,478,838)	$(162,881,599)	$97,993,341
Unrealized loss on marketable securities	—	—	—	—	—	(725,911)	—	—	—	(725,911)
Exercise and issuance of equity grants	686,214	6,862	—	—	(6,862)	—	(222,626)	(531,311)	—	(531,311)
Stock-based consideration for services	—	—	—	—	3,425,038	—	—	—	—	3,425,038
Common stock cash dividends	—	—	—	—	(3,446,892)	—	—	—	—	(3,446,892)
Preferred stock cash dividends	—	—	—	—	(385,696)	—	—	—	—	(385,696)
Net loss	—	—	—	—	—	—	—	—	(8,184,121)	(8,184,121)
Balance at December 31, 2011	38,461,595	384,616	5,500	55	270,230,246	(394,600)	(6,330,407)	(11,010,149)	(171,065,720)	88,144,448
Unrealized gain on marketable securities	—	—	—	—	—	265,606	—	—	—	265,606
Exercise and issuance of equity grants	1,318,873	13,189	—	—	(13,189)	—	(497,309)	(964,112)	—	(964,112)
Issuance of Common Stock	75,000	750	—	—	134,250	—	—	—	—	135,000
Stock-based consideration for services	—	—	—	—	2,420,928	—	—	—	—	2,420,928
Common stock cash dividends	—	—	—	—	(1,636,236)	—	—	—	—	(1,636,236)
Preferred stock cash dividends	—	—	—	—	(192,848)	—	—	—	—	(192,848)
Net loss	—	—	—	—	—	—	—	—	(12,714,951)	(12,714,951)
Balance at December 31, 2012	39,855,468	398,555	5,500	55	270,943,151	(128,994)	(6,827,716)	(11,974,261)	(183,780,671)	75,457,835
Unrealized loss on marketable securities	—	—	—	—	—	(49,189)	—	—	—	(49,189)
Exercise and issuance of equity grants	793,949	7,939	—	—	66,427	—	(186,191)	(390,199)	—	(315,833)
Issuance of Common Stock for acquisition	408,829	4,088	—	—	776,775	—	—	—	—	780,863
Stock-based consideration for services	—	—	—	—	2,075,183	—	—	—	—	2,075,183
Net loss	—	—	—	—	—	—	—	—	(3,785,701)	(3,785,701)
Balance at December 31, 2013	41,058,246	$410,582	5,500	$55	$273,861,536	$(178,183)	(7,013,907)	$(12,364,460)	$(187,566,372)	$74,163,158

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net loss	$(3,785,701)	$(12,714,951)	$(8,184,121)
Loss on disposal of discontinued operations	—	—	1,798
Loss from continuing operations	(3,785,701)	(12,714,951)	(8,182,323)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,681,988	2,198,713	2,777,886
Provision for doubtful accounts	81,392	329,870	150,825
Depreciation and amortization	3,768,536	5,512,299	5,757,365
Restructuring and other charges	393,195	1,396,695	647,152
Deferred rent	(322,533)	(319,958)	663,020
Loss (gain) on disposition of assets	187,434	(232,989)	—
Noncash barter activity	20,000	183,270	(107,210)
Changes in operating assets and liabilities:
Accounts receivable	1,450,605	1,125,158	214,891
Other receivables	951,116	(677,601)	74,870
Prepaid expenses and other current assets	296,012	(294,567)	469,366
Other assets	(6,675)	39,556	37,904
Accounts payable	(1,463,684)	1,116,374	(150,305)
Accrued expenses	(1,384,257)	(2,519,154)	(69,262)
Deferred revenue	517,882	(1,100,272)	1,272,137
Other current liabilities	114,950	(240,830)	6,330
Other liabilities	(21,908)	24,000	—
Net cash provided by (used in) continuing operations	2,478,352	(6,174,387)	3,562,646
Net cash used in discontinued operations	—	—	(3,669)
Net cash provided by (used in) operating activities	2,478,352	(6,174,387)	3,558,977
Cash Flows from Investing Activities:
Purchase of marketable securities	—	(41,151,130)	(24,854,469)
Sale and maturity of marketable securities	22,247,394	34,812,021	52,144,328
Purchase of The Deal, LLC	—	(5,430,063)	—
Sale of Promotions.com	—	—	265,000
Purchase of assets from DealFlow Media, Inc.	(1,764,716)	—	—
Capital expenditures	(1,118,679)	(1,327,746)	(1,974,406)
Proceeds from the disposition of assets	71,881	249,300	—
Net cash provided by (used in) investing activities	19,435,880	(12,847,618)	25,580,453
F-8

	For the Years Ended December 31,
	2013	2012	2011
Cash Flows from Financing Activities:
Cash dividends paid on common stock	—	(1,636,236)	(3,446,892)
Cash dividends paid on preferred stock	—	(192,848)	(385,696)
Restricted cash	—	660,370	—
Proceeds from the exercise of stock options	74,366	—	—
Proceeds from the sale of common stock	—	135,000	—
Shares withheld on RSU vesting to pay for withholding taxes	(390,199)	(964,112)	(531,311)
Net cash used in financing activities	(315,833)	(1,997,826)	(4,363,899)
Net increase (decrease) in cash and cash equivalents	21,598,399	(21,019,831)	24,775,531
Cash and cash equivalents, beginning of period	23,845,360	44,865,191	20,089,660
Cash and cash equivalents, end of period	$45,443,759	$23,845,360	$44,865,191

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$30,028	$—

Noncash investing and financing activities:
Treasury shares received in settlement of Kikucall, Inc. working capital adjustment	$—	$—	$10,748
Stock issued for business combination	$780,863	$—	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Substantially all of the Company’s revenue in 2013, 2012 and 2011 was generated from customers in the United States. During 2013, 2012 and 2011, all of the Company’s long-lived assets were located in the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
F-10

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

Subscription services is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription services revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may, for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the three years ended December 31, 2013.

Media revenue includes fees charged for the placement of advertising and sponsorships within our services, and is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured. Media revenue also includes revenue generated from syndication and licensing of data as well as other miscellaneous, non-subscription related sources.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit,which cash is classified as restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Website development costs is variable based upon the applicable project. During the year ended December 31, 2013, completed capitalized software and Website development projects were deemed to have a three year useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on our expenses.

Capitalized Software and Website Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized software development costs totaling approximately $289 thousand, $401 thousand and $885 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2013, 2012 and 2011, the Company capitalized Website development costs totaling approximately $443 thousand, $100 thousand and $369 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website. Total amortization expense was approximately $743 thousand, $1.5 million and $2.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Under the provisions of ASC 350, goodwill and indefinite-lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist. Impairment exists when the carrying amount of goodwill and indefinite-lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess.

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

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”). ASU 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. During 2013, the Company elected not to apply the qualitative assessment under this guidance and continued to apply the quantitative assessment in its evaluating of goodwill for impairment.

The Company performs annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year or when circumstances arise that indicate a possible impairment might exist. Based upon its annual impairment test performed as of September 30, 2013 and 2012, no impairment was indicated as the Company’s fair value, inclusive of a control premium, exceeded its book value by approximately 51% and 13%, respectively. The fair value of the Company was estimated using a market approach, based upon actual prices of the Company’s Common Stock and the estimated fair value of the Company’s outstanding Preferred Shares. We also performed an income approach by using the discounted cash flow method to confirm the reasonableness of the results. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock.

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

Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Management does not believe that there was any impairment of long-lived assets at December 31, 2013 and 2012.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2013 and 2012, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.” A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses. There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2013, 2012 or 2011.

Deferred tax assets pertaining to windfall tax benefits on the exercise of share awards and the corresponding credit to additional paid-in capital are recorded if the related tax deduction reduces tax payable. The Company has elected the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit did reduce taxes payable in the current year. Under this approach, the windfall tax benefits would be recognized in additional paid-in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2010, and is not currently under examination by any federal, state or local jurisdiction. It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in four domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2013, the Company’s cash, cash equivalents and restricted stock primarily consisted of money market funds and checking accounts.

For the years ending December 31, 2013, 2012 and 2011, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2013 and 2012, one client accounted for more than 10% of our gross accounts receivable balance in each period.

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

Other Comprehensive Loss

Comprehensive loss is a measure which includes both net loss and other comprehensive loss. Other comprehensive loss results from items deferred from recognition into the statement of operations. Accumulated other comprehensive loss is separately presented on the consolidated statement of comprehensive loss and on both the Company’s consolidated balance sheet and as part of the consolidated statement of stockholders’ equity.

Net Loss Per Share of Common Stock

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Such warrants to purchase

Common Stock all expired during the fourth quarter of 2012. For the years ended December 31, 2013 2012 and 2011, approximately 4.2 million, 3.3 million and 4.5 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2013, 2012 and 2011, advertising expense totaled approximately $2.9 million, $2.9 million and $3.7 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2013, 2012 and 2011 was approximately $2.1 million, $2.4 million and $3.4 million, respectively. As of December 31, 2013, there was approximately $4.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.4 years.

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

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2013, 2012 and 2011 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2013, 2012 and 2011 was $0.63, $0.48 and $0.89, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s employee stock options. The dividend yield assumption was based on the history and expectation of future dividend payouts. The periodic expense is determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the Company’s historical experience and is adjusted to reflect actual forfeitures as the options vest.

	For the Year Ended December 31,
	2013	2012	2011
Expected option lives	3.7 years	3.5 years	3.5 years
Expected volatility	40.11%	50.67%	54.86%
Risk-free interest rate	0.85%	0.56%	1.20%
Expected dividends	0.00%	4.27%	3.93%

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

In 2013, 2012 and 2011, the Compensation Committee granted short-term cash performance awards, payable to certain officers upon the Company’s achievement of specified performance goals for such year. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. The short-term cash incentives were based upon achievement of certain financial targets (which, depending upon the year, related to revenue, expense, Adjusted EBITDA or free cash flow, as defined by the Compensation Committee). Potential payout with respect to each measure was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $599 thousand, $577 thousand and $1.1 million were deemed earned with respect to the years ended December 31, 2013, 2012 and 2011, respectively.

Services Agreement

On November 13, 2012, the Company entered into a Services Agreement (the “Agreement”) in which a third-party granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of their personal finance Websites. The agreement terminated on May 31, 2013. TheStreet supported the Websites by providing personal finance content, various promotion and advertisements on TheStreet’s Websites, and marketing and accounting support. Under the Agreement, the Company reimbursed this third party for certain expenses, subject to specified limits. Both parties shared in the profits generated by the partnership, after TheStreet recouped the aggregate amount paid to to the third party in addition to certain sales, marketing, editorial and operational costs incurred by the Company.

In accordance with the ASC 808, “Accounting for Collaborative Agreement,” a participant in a collaborative arrangement must report the costs incurred and revenues generated on sales to third parties at gross or net amounts, depending on whether the participant is the principal or the agent in the transaction. Based on the facts and circumstances with regards to the Agreement, the Company has determined that it is the Principal in this Agreement for all advertising sold by the Company. With respect to the advertising and e-commerce revenue generated by the third party, the Company treats this as a reimbursement of expenses paid. For the periods ended December 31, 2013 and 2012 the Company recognized $264 thousand in net expense reimbursements and $218 thousand in net expense, respectively, reflected in cost of sales on the consolidated statement of operations related to this agreement.

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

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2013. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), to require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. This standard is effective for interim and annual periods beginning after December 15, 2012 and is to be applied on a prospective basis. We adopted ASU 2013-02 and will disclose significant amounts reclassified out of accumulated other comprehensive income as such transactions arise. ASU

2013-02 affects financial statement presentation and has no impact on our results of consolidated financial statements.

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

For the year ended December 31, 2011, there was no net revenue from discontinued operations. Loss from discontinued operations was immaterial.

(3) Acquisitions

The Deal, LLC

On September 11, 2012, the Company acquired 100% of the equity of The Deal, LLC (“The Deal”). The Deal is a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The purchase price of the acquisition was approximately $5.8 million, of which $600 thousand was placed in escrow pursuant to the terms of an escrow agreement which will be used to secure indemnity obligations for a period of 18 months. Additionally, the Company assumed net liabilities approximating $5.0 million. The results of operations of The Deal are included in the consolidated financial statements for the year ended December 31, 2013, and for the year ended December 31, 2012 from September 11, 2012, the date of the acquisition.

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

	2012	2011
Total revenue	$58,191,117	$69,254,368
Net loss	$16,140,048	$13,543,809
Basic and diluted net loss per share	$0.50	$0.42
F-19

The DealFlow Report, The Life Settlements Report and the PrivateRaise database

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, have been incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million, of which $195 thousand was held back to be used to secure indemnity obligations for a period of one year, and issued 408,829 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $781 thousand. Additionally, the Company assumed net liabilities of approximately $726 thousand. The acquisition was not significant and pro forma financial information was not required. The results of operations of DealFlow were included in the consolidated financial statements for the year ended December 31, 2013, from April 19, 2013, the date of the acquisition.

(4) Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Such warrants to purchase Common Stock all expired during the fourth quarter of 2012. For the years ended December 31, 2013, 2012 and 2011, approximately 4.2 million, 3.3 million and 4.5 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2013	2012	2011
Basic and diluted net loss per share
Numerator:
Loss from continuing operations	$3,785,701	$12,714,951	$8,182,323
Loss on disposal of discontinued operations	—	—	1,798
Preferred stock cash dividends	—	192,848	385,696
Numerator for basic and diluted earnings per share – Net loss attributable to common stockholders	$3,785,701	$12,907,799	$8,569,817

Denominator:
Weighted average basic and diluted shares outstanding	33,725,317	32,710,018	31,953,683

Basic and diluted net loss per share:
Loss from continuing operations	$0.11	$0.38	$0.26
Loss on disposal of discontinued operations	—	—	0.00
Preferred stock cash dividends	—	0.01	0.01
Net loss attributable to common stockholders	$0.11	$0.39	$0.27
F-20

(5) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash and cash equivalents primarily consist of money market funds and checking accounts. Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds, corporate floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of December 31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million. As of December 31, 2012, the total fair value of these marketable securities was approximately $35.4 million and the total cost basis was approximately $35.5 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	As of December 31,
	2013	2012
Cash and cash equivalents	$45,443,759	$23,845,360
Current and noncurrent marketable securities	13,097,735	35,394,318
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$59,842,494	$60,540,678

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$45,443,759	$45,443,759	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	13,097,735	11,517,735	—	1,580,000
Total at fair value	$59,842,494	$58,262,494	$—	$1,580,000

	As of December 31, 2012
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$23,845,360	$23,845,360	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	35,394,318	33,854,318	—	1,540,000
Total at fair value	$60,540,678	$59,000,678	$—	$1,540,000

(1) Cash and cash equivalents and restricted cash, totaling approximately $46.7 million and $25.1 million as of December 31, 2013 and 2012, respectively, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2) Marketable securities consist of liquid short-term U.S. Treasuries, government agencies, certificates of deposit (insured up to FDIC limits), investment grade corporate and municipal bonds and corporate floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million and $1.5 million as of December 31, 2013 and 2012, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2013, the Company determined there was a decline in the fair value of its ARS investments of $270 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive (loss) income. The Company used a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable
Securities
Balance December 31, 2011	$1,410,000
Increase in fair value of investment	130,000
Balance December 31, 2012	1,540,000
Increase in fair value of investment	40,000
Balance December 31, 2013	$1,580,000

(7) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years; of furniture and fixtures is five years; and of capitalized software and Website development costs is variable based upon the applicable project. During the year ended December 31, 2013, completed capitalized software and Website development projects were deemed to have a three year useful life. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on our expenses.

Property and equipment as of December 31, 2013 and 2012 consists of the following:

	As of December 31,
	2013	2012
Computer equipment	$14,307,205	$14,210,373
Furniture and fixtures	2,726,959	2,740,089
Leasehold improvements	3,401,591	3,354,575
	20,435,755	20,305,037
Less accumulated depreciation and amortization	16,035,351	14,633,037
Property and equipment, net	$4,400,404	$5,672,000

Included in computer equipment are capitalized software and Website development costs of approximately $7.8 million and $7.7 million at December 31, 2013 and 2012, respectively. A summary of the activity of capitalized software and Website development costs is as follows:

Balance December 31, 2012	$7,691,591
Additions	732,147
Deletions	(582,231)
Balance December 31, 2013	$7,841,507

Depreciation and amortization expense for the above noted property and equipment aggregated approximately $2.1 million, $4.1 million and $4.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company does not include depreciation and amortization expense in cost of services.

(8) Goodwill and Other Intangible Assets

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2013 and 2012 consist of the following:

	As of December 31,
	2013	2012
Total goodwill	$27,997,286	$25,726,239
Other intangible assets not subject to amortization:
Trade name	$720,000	$720,000
Total other intangible assets not subject to amortization	720,000	720,000
Other intangible assets subject to amortization:
Customer relationships	10,792,136	9,892,136
Software models	1,988,194	1,988,194
Noncompete agreement	130,000	1,339,535
Product databases	3,367,000	3,307,000
Trade names	500,000	480,000
Domain names	160,425	162,975
Total other intangible assets subject to amortization	16,937,755	17,169,840
Less accumulated amortization	(6,994,772)	(6,699,283)
Net other intangible assets subject to amortization	9,942,983	10,470,557
Total other intangible assets	$10,662,983	$11,190,557

Intangible assets were established through business acquisitions. Definite-lived intangible assets are amortized on a straight-line basis over a weighted-average period of approximately 9.8 years for customer relationships, 4.7 years for software models, 3.0 years for noncompete agreements, 9.7 years for product darabases and 9.7 years for trade names.

Amortization expense totaled approximately $1.6 million, $1.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended December 31,	Amount
2014	$1,684,358
2015	1,671,932
2016	1,633,621
2017	1,464,531
2018	785,301
Thereafter	2,703,240
Total	$9,942,983
F-24

(9) Accrued Expenses

Accrued expenses as of December 31, 2013 and 2012 consist of the following:

	As of December 31,
	2013	2012
Payroll and related costs	$1,672,891	$1,861,066
Business development	697,049	306,764
Professional fees	470,423	463,603
Advertising	401,301	121,182
Tax related	206,508	164,964
Restructuring and other charges (see note 14)	96,273	1,838,904
Other liabilities	793,978	1,164,669
Total accrued expenses	$4,338,423	$5,921,152

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

The Company had approximately $156 million and $150 million of federal and state net operating loss carryforwards as of December 31, 2013 and 2012, respectively. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2033 and expire from 2019 through 2033. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2014 through 2033. The net operating loss carryforwards as of December 31, 2013 and 2012 include approximately $15 million and $16 million, respectively, related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized.

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

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations from continuing operations are set forth below:

For the Years Ended December 31,
	2013	2012	2011
Current taxes:
U.S. federal	$—	$—	$—
State and local	—	—	—
Total current tax benefit	$—	$—	$—

Deferred taxes:
U.S. federal	$—	$—	$—
State and local	—	—	—
Total deferred tax expense	$—	$—	$—

Total tax expense	$—	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2013	2012	2011
U.S. statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	6.3	6.3	6.0
Effect of permanent differences	(2.9)	(0.8)	(1.6)
Change to valuation allowance	(37.4)	(39.7)	(38.4)
Other	0.0	0.2	0.0
Effective income tax rate	0.0%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Operating loss carryforward	$62,992	$60,801
Windfall tax benefit carryforward	(5,243)	(5,498)
Capital loss carryforward	30	—
Goodwill	285	833
Intangible assets	1,195	1,215
Accrued expenses	1,677	2,456
Depreciation	693	509
Other	2,050	2,178
Total deferred tax assets	63,679	62,494
Deferred tax liabilities:
Trademarks/goodwill	(288)	(288)
Total deferred tax liabilities	(288)	(288)
Less: valuation allowance	(63,679)	(62,494)
Net deferred tax liability	$(288)	$(288)

The Company has no uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2013, 2012 and 2011.

(11) Stockholders’ Equity

Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2013, no Series B Preferred Stock has been converted and the warrants have expired without any shares having been purchased. The Series B Preferred Stock has not been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock.

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

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2013 and 2012, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2013, the Company had withheld an aggregate of 1,348,883 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

There were no dividends paid during the year ended December 31, 2013. The Company has reinstated the payment of a $0.025 quarterly per share dividend beginning with the first quarter of 2014. In the third quarter of 2012, the Company’s Board of Directors suspended the payment of a quarterly dividend. During both the first and second quarters of 2012, and for each of the four quarters in the year ended December 31, 2011, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the years ended December 31, 2012 and 2011, these dividend payments totaled approximately $1.8 million and $3.8 million, respectively.

Stock Options

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. As of December 31, 2013, there remained approximately 2.2 million shares available for future awards under the 2007 Plan. Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was approximately

$2.1 million (inclusive of $393 thousand included in restructuring and other charges), $2.4 million (inclusive of $222 thousand included in restructuring and other charges) and $3.4 million, respectively.

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

A summary of the activity of the 1998 and 2007 Plans and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2012	3,251,849	$2.22
Options granted	1,645,534	$2.02
Options exercised	(42,578)	$1.75
Options cancelled	(117,029)	$2.43
Options expired	(302,240)	$6.01
Awards outstanding, December 31, 2013	4,435,536	$1.89	$1,806	4.70
Awards vested and expected to vest at December 31, 2013	4,011,951	$1.88	$1,654	4.68
Awards exercisable at December 31, 2013	1,202,084	$1.90	$557	4.36

A summary of the activity of the 1998 and 2007 Plans pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2012	913,027	$—
Restricted stock units granted	1,338,018	$—
Restricted stock units settled by delivery of Common Stock upon vesting	(751,371)	$—
Restricted stock units cancelled	(21,227)	$—
Awards outstanding, December 31, 2013	1,478,447	$—	$3,341	3.74
Awards vested and expected to vest at December 31, 2013	1,406,822	$—	$3,179	3.06

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2013 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2012	3,834,606	$1.05
Shares underlying options granted	1,645,534	$0.63
Shares underlying restricted stock units granted	1,338,018	$2.06
Shares underlying options vested	(1,216,632)	$0.51
Shares underlying restricted stock units issued	(751,371)	$2.90
Shares underlying unvested options cancelled	(117,029)	$0.79
Shares underlying unvested restricted stock units cancelled	(21,227)	$3.25
Shares underlying awards unvested at December 31, 2013	4,711,899	$1.03

For the years ended December 31, 2013, 2012 and 2011, approximately 1.6 million, 2.8 million and 730 thousand stock options, respectively, were granted to employees of the Company, and 43 thousand options were exercised during the year ended December 31, 2013 yielding $74 thousand of cash proceeds to the Company. There were no stock options exercised during the years ended December 31, 2012 or 2011. For the years ended December 31, 2013, 2012 and 2011, approximately 1.3 million, 249 thousand and 1.4 million restricted stock units, respectively, were granted to employees of the Company, and 751 thousand, 1.3 million and 681 thousand shares, respectively, were issued under restricted stock unit grants. The weighted-average grant date fair value per share of employee stock options granted during the years ended December 31, 2013, 2012 and 2011 was $0.63, $0.48 and $0.89, respectively, and the weighted-average grant date fair value per share of employee restricted stock units granted was $2.06, $1.77 and $2.82, respectively. For the years ended December 31, 2013, 2012 and 2011, the total fair value of share-based awards vested was approximately $2.1 million, $2.7 million and $1.9 million, respectively. For the year ended December 31, 2013, the total intrinsic value of options exercised was approximately $16 thousand. There were no options exercised during the years ended December 31, 2012 or 2011. For the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of restricted stock units that vested was approximately $1.4 million, $2.5 million and $1.6 million, respectively. As of December 31, 2013, there was approximately $4.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.4 years.

(12) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through August 31, 2021. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.5 million, $1.5 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Additionally, the Company has agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2013, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2014	2015	2016	2017	2018	After 2018
Operating leases	$16,708,304	$1,872,688	$1,819,238	$1,967,230	$2,557,338	$2,622,557	$5,869,253
Employment agreement	10,000,000	2,500,000	2,500,000	2,500,000	2,500,000	—	—
Outside contributors	391,667	350,000	41,667	—	—	—	—
Total contractual cash obligations	$27,099,971	$4,722,688	$4,360,905	$4,467,230	$5,057,338	$2,622,557	$5,869,253

Future minimum cash payments for the year ending December 31, 2014 related to operating leases has been reduced by approximately $733 thousand related to payments to be received related to the sublease of office space.

Legal Proceedings

The Company is party to other legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

(13) Long Term Investment

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. The Company retained the option to purchase the company based on an equity value of $12 million at any point prior to April 23, 2009, but did not exercise the option. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. The Company performed an additional impairment test as of December 31, 2009 and no additional impairment in value was noted. During the three months ended June 30, 2010, the Company determined it necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. As of December 31, 2013, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

(14) Restructuring and Other Charges

During the year ended December 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee (the “2013 Restructuring”).

The following table displays the activity of the 2013 Restructuring reserve account during the year ended December 31, 2013:

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

The following table displays the activity of the 2012 Restructuring reserve account from the initial charges during the first quarter of 2012 through December 31, 2013. The remaining balance as of December 31, 2013 relates to the lease for The Deal’s office space which expires in August 2021.

	Workforce Reduction	Asset Write-Off	Termination of Vendor Services		Lease Termination	$	Total
Restructuring charge	$3,307,330	$954,302	$531,828		$2,085,000		6,878,460
Noncash charges	(222,215)	(954,302)	(220,178)		-		(1,396,695)
Payments	(2,462,425)	-	(148,816)		(190,518)		(2,801,759)
Balance December 31, 2012	622,690	-	162,834		1,894,482		2,680,006
Adjustments to prior estimates	(7,586)	-	5,446		27,130		24,990
Payments	(615,104)	-	(168,280)		(640,200)		(1,423,584)
Balance December 31, 2013	$-	$-	$-	$	$ 1,281,412		$1,281,412

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

The following table displays the activity of the 2011 Restructuring reserve account from the initial charges during the fourth quarter 2011 through December 31, 2013:

Restructuring and other charges	$1,825,799
Noncash charges	(647,152)
Balance December 31, 2011	1,178,647
Payments	(1,177,106)
Balance December 31, 2012	1,541
Payments	(1,541)
Balance December 31, 2013	$—

In March 2009, the Company announced and implemented a reorganization plan, including an approximate 8% reduction in the Company’s workforce, to align the Company’s resources with its strategic business objectives. Additionally, effective March 21, 2009 the Company’s then chief executive officer tendered his resignation, effective May 8, 2009 the Company’s then chief financial officer tendered his resignation, and in December 2009 the Company sold its Promotions.com subsidiary and entered into negotiations to sublease certain office space maintained by Promotions.com. As a result of these activities, the Company incurred restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2009 (the “2009 Restructuring”). During the year ended December 31, 2012, the Company recorded a reduction to previously estimated charges resulting in a net credit of approximately $289 thousand.

The following table displays the activity of the 2009 Restructuring reserve account from the initial charges during the first quarter 2009 through December 31, 2013. The remaining balance as of December 31, 2013 relates to the Promotions.com office space which expires in February 2014.

Restructuring and other charges	$3,460,914
Noncash charges	(451,695)
Payments	(1,779,163)
Balance December 31, 2009	1,230,056
Payments	(385,295)
Balance December 31, 2010	844,761
Payments	(170,396)
Balance December 31, 2011	674,365
Payments	(165,401)
Reduction to prior estimate	(288,667)
Balance December 31, 2012	220,297
Payments	(124,023)
Balance December 31, 2013	$96,274

(15) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2013	2012
Deferred rent	$2,629,798	$2,954,944
Noncurrent restructuring charges	1,281,412	1,062,940
Deferred revenue	758,119	283,698
Other liabilities	2,092	39,167
	$4,671,421	$4,340,749

(16) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees and through December 31, 2012 provided an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation within statutory limits. Effective January 1, 2013, the Company increased its matching contribution to 100% of employee contributions, up to a maximum of 6% of each employee’s total compensation within statutory limits. Effective January 1, 2014, the Company will be increasing its matching contribution to 100% of employee contributions, up to a maximum of 8% of each employee’s total compensation within statutory limits. The Company’s matching contribution totaled approximately $759 thousand, $123 thousand and $297 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.

(17) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$12,580	$13,484	$13,585	$14,801
Total operating expense	$14,395	$14,627	$14,796	$14,628
Net (loss) income	$(1,743)	$(1,076)	$(1,179)	$213
Basic and diluted net (loss) income per share	$(0.05)	$(0.03)	$(0.03)	$0.01

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$12,816	$12,481	$11,598	$13,826
Total operating expense	17,349	14,464	15,916	16,131
Net loss	(4,437)	(1,875)	(4,227)	(2,176)
Preferred stock cash dividends	96	97	—	—
Net loss attributable to common stockholders	$(4,533)	$(1,972)	$(4,227)	$(2,176)
Basic and diluted net loss per share:
Net loss	$(0.14)	$(0.06)	$(0.13)	$(0.07)
Preferred stock cash dividends	(0.00)	(0.00)	—	—
Net loss attributable to common stockholders	$(0.14)	$(0.06)	$(0.13)	$(0.07)
F-35

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write- offs	Balance at End of Period
For the year ended December 31, 2013	$165,291	$80,819	$43,903	$202,207
For the year ended December 31, 2012	$158,870	$114,870	$108,449	$165,291
For the year ended December 31, 2011	$238,228	$182,946	$262,304	$158,870

Deferred Tax Asset Valuation Allowance	Balance at Beginning of Period	Provisions Charged to Expense	Write- offs	Balance at end of Period
For the year ended December 31, 2013	$62,493,958	$1,185,003	$—	$63,678,961
For the year ended December 31, 2012	$57,560,365	$4,933,593	$—	$62,493,958
For the year ended December 31, 2011	$52,803,494	$4,756,871	$—	$57,560,365
F-36

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 11, 2013

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007

4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.3	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999

10.4	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005

10.5	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008

10.6	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.7	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007

10.8	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007

10.9	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012

10.10+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012

10.11+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012

10.12+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012

10.13+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012

10.14+	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.5	May 7, 2012

10.15+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.23	February 22, 2013

10.16+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.24	February 22, 2013

10.170+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann	10-K	000-25773	10.25	February 22, 2013

10.18+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.	10-K	000-25773	10.26	February 22, 2013

10.19	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.

10.20	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.

10.21	Employment Agreement dated as of November 14, 2013 between James J. Cramer and the Company.

10.22	Employment Offer Letter dated as of July 18, 2013 between the Company and Vanessa J. Soman.

14.1	Code of Business Conduct and Ethics.	8-K	000-25779	14.1	January 31, 2005

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

23.2	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections