Form 10-Q
period 2014-03-31
THESTREET, INC.
filed 2014-05-09
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding as of May 5, 2014
Common Stock, par value $0.01 per share	34,359,405

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended March 31, 2014

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$49,958,339	$45,443,759
Accounts receivable, net of allowance for doubtful accounts of $237,138 as of March 31, 2014 and $202,207 as of December 31, 2013	3,657,421	4,502,344
Marketable securities	8,184,460	9,426,875
Other receivables, net	445,960	299,687
Prepaid expenses and other current assets	1,216,283	1,167,029
Restricted cash	139,750	139,750
Total current assets	63,602,213	60,979,444

Property and equipment, net of accumulated depreciation and amortization of $16,349,181 as of March 31, 2014 and $16,035,351 as of December 31, 2013	4,427,359	4,400,404
Marketable securities	1,500,000	3,670,860
Other assets	43,054	21,800
Goodwill	27,997,286	27,997,286
Other intangibles, net of accumulated amortization of $7,416,801 as of March 31, 2014 and $6,994,772 as of December 31, 2013	10,250,629	10,662,983
Restricted cash	1,161,250	1,161,250
Total assets	$108,981,791	$108,894,027
liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,895,948	$2,352,521
Accrued expenses	3,582,969	4,338,423
Deferred revenue	23,837,275	22,122,763
Other current liabilities	998,546	957,741
Total current liabilities	31,314,738	29,771,448
Deferred tax liability	288,000	288,000
Other liabilities	4,916,074	4,671,421
Total liabilities	36,518,812	34,730,869

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2014 and December 31, 2013; the aggregate liquidation preference totals $55,000,000 as of March 31, 2014 and December 31, 2013	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 41,383,501 shares issued and 34,357,273 shares outstanding as of March 31, 2014, and 41,058,246 shares issued and 34,044,339 shares outstanding as of December 31, 2013	413,835	410,582
Additional paid-in capital	273,426,423	273,861,536
Accumulated other comprehensive loss	(286,594)	(178,183)
Treasury stock at cost; 7,026,228 shares as of March 31, 2014 and 7,013,907 shares as of December 31, 2013	(12,398,243)	(12,364,460)
Accumulated deficit	(188,692,497)	(187,566,372)
Total stockholders’ equity	72,462,979	74,163,158
Total liabilities and stockholders’ equity	$108,981,791	$108,894,027

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2014	2013
	(unaudited)
Net revenue:
Subscription services	$11,449,867	$10,252,671
Media	2,939,211	2,327,530
Total net revenue	14,389,078	12,580,201

Operating expense:
Cost of services	7,737,965	6,242,746
Sales and marketing	4,101,285	3,416,147
General and administrative	2,978,570	3,463,775
Depreciation and amortization	735,861	943,056
Restructuring and other charges	—	385,610
Gain on disposition of assets	—	(56,586)
Total operating expense	15,553,681	14,394,748
Operating loss	(1,164,603)	(1,814,547)
Net interest income	38,478	71,863
Net loss	(1,126,125)	(1,742,684)
Preferred stock cash dividends	96,424	—
Net loss attributable to common stockholders	$(1,222,549)	$(1,742,684)
Basic and diluted net loss per share
Net loss	$(0.04)	$(0.05)
Preferred stock cash dividends	(0.00)	—
Net loss attributable to common stockholders	$(0.04)	$(0.05)
Weighted average basic and diluted shares outstanding	34,206,260	33,278,477

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

2

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2014	2013
	(unaudited)
Net loss	$(1,126,125)	$(1,742,684)
Unrealized (loss) gain on marketable securities	(108,411)	78,650
Comprehensive loss	$(1,234,536)	$(1,664,034)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2014	2013
	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,126,125)	$(1,742,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	446,630	420,522
Provision for doubtful accounts	43,821	(25,761)
Depreciation and amortization	735,861	943,056
Restructuring and other charges	—	393,195
Deferred rent	(81,286)	(80,633)
Gain on disposition of assets	—	(56,586)
Changes in operating assets and liabilities:
Accounts receivable	794,719	720,575
Other receivables	(139,890)	367,768
Prepaid expenses and other current assets	(49,256)	179,754
Other intangibles	(9,675)	—
Other assets	(21,254)	(11,881)
Accounts payable	543,427	(1,373,427)
Accrued expenses	(656,435)	(1,169,674)
Deferred revenue	1,901,500	1,419,780
Other current liabilities	40,141	(24,657)
Net cash provided by (used in) operating activities	2,422,178	(40,653)

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	3,304,864	6,278,012
Capital expenditures	(340,785)	(196,721)
Proceeds from the disposition of assets	—	56,586
Net cash provided by investing activities	2,964,079	6,137,877

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(860,016)	—
Cash dividends paid on preferred stock	(96,424)	—
Proceeds from the exercise of stock options	118,546	—
Shares withheld on RSU vesting to pay for withholding taxes	(33,783)	(125,067)
Net cash used in financing activities	(871,677)	(125,067)
Net increase in cash and cash equivalents	4,514,580	5,972,157
Cash and cash equivalents, beginning of period	45,443,759	23,845,360
Cash and cash equivalents, end of period	$49,958,339	$29,817,517

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP. Operating results for the three month period ended March 31, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2014 (“2013 Form 10-K”).

The Company has evaluated subsequent events for recognition or disclosure.

Reclassifications

During the three months ended June 30, 2013, the Company started to report certain miscellaneous other revenue items, such as webinars and conferences, as Media rather than Subscription Services revenue. These items and certain other prior period amounts have been reclassified to conform to current period presentation.

2.	ACQUISITION

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, have been incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million, and issued 408,829 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $781 thousand. Additionally, the Company assumed net liabilities of approximately $726 thousand. The acquisition was not significant and pro forma financial information was not required.

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Marketable securities consist of investment grade corporate bonds and floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of March 31, 2014, the total fair value of these marketable securities was approximately $9.7 million and the total cost basis was approximately $10.0 million. As of December 31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million. The decrease in marketable securities was due to non-reinvesting of proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$49,958,339	$45,443,759
Current and noncurrent marketable securities	9,684,460	13,097,735
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$60,943,799	$59,842,494

4.	FAIR VALUE MEASUREMENTS

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
6

•	Level 3: Inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of March 31, 2014
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$49,958,339	$49,958,339	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	9,684,460	8,184,460	—	1,500,000
Total at fair value	$60,943,799	$59,443,799	$—	$1,500,000

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$45,443,759	$45,443,759	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	13,097,735	11,517,735	—	1,580,000
Total at fair value	$59,842,494	$58,262,494	$—	$1,580,000

(1)	Cash, cash equivalents and restricted cash consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities primarily consist of investment grade corporate bonds and floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million as of March 31, 2014 and approximately $1.6 million as of December 31, 2013. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2014, the Company determined there was a decline in the fair value of its ARS investments of $350 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at December 31, 2013	$1,580,000
Decrease in fair value of investment	(80,000)
Balance at March 31, 2014	$1,500,000

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2014 and 2013 was $0.41 and $0.58, respectively, using the Black-Scholes model with the weighted-average assumptions presented below. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The value of each restricted stock unit is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of employee restricted stock units granted during the three months ended March 31, 2014 and 2013 was $2.23 and $1.69, respectively. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

	For the Three Months Ended March 31,
	2014	2013
Expected option lives	3.0 years	3.5 years
Expected volatility	35.93%	42.55%
Risk-free interest rate	0.82%	0.53%
Expected dividend yield	4.32%	0.00%

As of March 31, 2014, there remained 1,733,458 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $447 thousand and $814 thousand (inclusive of $393 thousand included in restructuring and other charges in 2013) of noncash stock-based compensation for the three month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was approximately $4.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.2 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2013	4,435,536	$1.89
Options granted	45,958	$2.27
Options exercised	(63,164)	$1.88
Options cancelled	(1,722)	$1.90
Options expired	(20,391)	$3.30
Awards outstanding at March 31, 2014	4,396,217	$1.88	$3,320	4.49
Awards vested and expected to vest at March 31, 2014	4,041,994	$1.88	$3,068	4.48
Awards exercisable at March 31, 2014	1,450,586	$1.87	$1,169	4.29

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2013	1,478,447
Restricted stock units granted	470,853
Restricted stock units settled by delivery of common stock upon vesting	(262,091)
Restricted stock units cancelled	—
Awards outstanding at March 31, 2014	1,687,209	$4,420	3.43
Awards vested and expected to vest at March 31, 2014	1,623,084	$4,252	3.30

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2014 and changes in the three month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2013	4,711,899	$1.03
Shares underlying options granted	45,958	$0.41
Shares underlying restricted stock units granted	470,853	$2.23
Shares underlying options vested	(332,057)	$0.55
Shares underlying restricted stock units vested	(262,091)	$1.78
Shares underlying options cancelled	(1,722)	$0.54
Shares underlying restricted stock units cancelled	—	$—
Shares underlying awards unvested at March 31, 2014	4,632,840	$1.14
9

For the three months ended March 31, 2014 and 2013, the total fair value of share-based awards vested was approximately $793 thousand and $1.2 million, respectively. For the three months ended March 31, 2014 and 2013, the total intrinsic value of options exercised was approximately $50 thousand and $0, respectively (no options were exercised in the three months ended March 31, 2013). For the three months ended March 31, 2014 and 2013, the total intrinsic value of restricted stock units that vested was approximately $611 thousand and $902 thousand, respectively. For the three months ended March 31, 2014 and 2013, approximately 46 thousand and 410 thousand stock options, respectively, were granted to employees of the Company, and 63 thousand and 0 options, respectively, were exercised yielding $119 thousand and $0, respectively, of cash proceeds to the Company. Additionally, for the three months ended March 31, 2014 and 2013, approximately 471 thousand and 338 thousand restricted stock units, respectively, were granted to employees of the Company, and approximately 262 thousand and 514 thousand shares, respectively, were issued under restricted stock unit grants.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three-month periods ended March 31, 2014 and 2013, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2014, the Company had withheld an aggregate of 1,361,204 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

During the first quarter of 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $956 thousand. There was no dividend paid during the first quarter of 2013.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended March 31, 2014 and 2013, approximately 6.1 million and 4.0 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,126,125)	$(1,742,684)
Preferred stock cash dividends	(96,424)	—
Numerator for basic and diluted earnings per share
Net loss attributable to common stockholders	$(1,222,549)	$(1,742,684)
Denominator:
Weighted average basic and diluted shares outstanding	34,206,260	33,278,477

Basic and diluted net loss per share:
Net loss	$(0.04)	$(0.05)
Preferred stock cash dividends	(0.00)	—
Net loss attributable to common stockholders	$(0.04)	$(0.05)

9.	INCOME TAXES

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

The Company had approximately $156 million of federal and state net operating loss carryforwards as of December 31, 2013, which results in deferred tax assets of approximately $64 million. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2033 and expire from 2019 through 2033. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2014 through 2033. The net operating loss carryforward as of December 31, 2013 includes approximately $15 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the three months ended March 31, 2014 and nine month projections, management expects to generate a tax loss in 2014 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in four domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2014, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three months ended March 31, 2014 and 2013, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2014 and 2013, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the 2012 Restructuring reserve account during the three months ended March 31, 2014 and 2013. The remaining balance as of March 31, 2014 relates to the lease for The Deal’s office space which expires in August 2021.

	For the Three Months Ended March 31,
	2014	2013
Beginning balance	$1,281,412	$2,680,006
Adjustment to prior estimate	80,190	(7,586)
Net credit (payment)	59,425	(849,308)
Ending balance	$1,421,027	$1,823,112

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

The following table displays the activity of the 2011 Restructuring reserve account during the three months ended March 31, 2013:

Balance, December 31, 2012	$1,541
Payments	(1,541)
Balance, March 31, 2013	$—

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

The following table displays the activity of the 2009 Restructuring reserve account during the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
Beginning balance	$96,274	$220,297
Adjustment to prior estimate	(75,603)	—
Net payments	(20,671)	(31,006)
Ending balance	$—	$189,291
13

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2014	December 31, 2013
Noncurrent deferred rent	$2,547,849	$2,629,798
Noncurrent restructuring charge	1,421,027	1,281,412
Noncurrent deferred revenue	945,106	758,119
Other noncurrent liabilities	2,092	2,092
Total other liabilities	$4,916,074	$4,671,421

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We report revenue in two categories: subscription services and media. Subscription services is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Media is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and our affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

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

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist. In conducting our annual 2013 impairment test through our independent appraisal firm, we used the market approach for the valuation of our common stock and the income approach for our preferred shares. We also performed an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the results of the common stock market approach. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) exceeded its book value by approximately 51%. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s Preferred Shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

A summary of our critical accounting policies and estimates can be found in our 2013 Form 10-K.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2013 Form 10-K, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2014 and March 31, 2013

Revenue

	For the Three Months Ended March 31,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$11,449,867	80%	$10,252,671	81%	12%
Media	2,939,211	20%	2,327,530	19%	26%
Total revenue	$14,389,078	100%	$12,580,201	100%	14%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the three months ended March 31, 2014 increased by approximately $1.2 million, or 12%, when compared to the three months ended March 31, 2013. The increase was primarily related to a 19% increase in the weighted-average number of subscriptions, partially offset by a 6% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers and lower attrition rates. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction of several subscription products at lower prices.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue for the three months ended March 31, 2014 increased by approximately $612 thousand, or 26%, when compared to the three months ended March 31, 2013. The increase in media revenue was primarily the result of higher demand from repeat and non-repeat advertisers, as well as increases in other miscellaneous media revenue.

Operating Expense

	For the Three Months Ended March 31,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$7,737,965	54%	$6,242,746	50%	24%
Sales and marketing	4,101,285	29%	3,416,147	27%	20%
General and administrative	2,978,570	21%	3,463,775	28%	-14%
Depreciation and amortization	735,861	5%	943,056	7%	-22%
Restructuring and other charges	—	—	385,610	3%	-100%
Gain on disposition of assets	—	—	(56,586)	-0%	100%
Total operating expense	$15,553,681		$14,394,748		8%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $1.5 million, or 24%, over the periods. The increase was primarily the result of increased compensation expense due to a 12% increase in average headcount, fees paid to outside contributors, consulting fees, recruiting costs and reduced reimbursed expenses relating to a third party services agreement, the aggregate of which increased by approximately $1.7 million. These cost increases were partially offset by lower computer services and supplies costs and revenue share payments made to certain distribution partners, the aggregate of which decreased by approximately $201 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $685 thousand, or 20%, over the periods. The increase was primarily the result of increased advertising and promotion related costs totaling approximately $703 thousand.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $485 thousand, or 14%, over the periods. The decrease was primarily the result of reduced professional, consulting, occupancy and compensation expense, the aggregate of which decreased by approximately $523 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $207 thousand, or 22%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years partially offset by increased amortization expense related to the purchase of assets from DealFlow Media, Inc.

Restructuring and other charges. The Company did not incur any restructuring and other charges during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2014	2013	Change
Net interest income	$38,478	$71,863	-46%

The decrease in net interest income was the result of reduced marketable securities balances, lower interest rates and interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the three months ended March 31, 2014 totaled approximately $1.1 million, or $0.04 per basic and diluted share, compared to net loss totaling approximately $1.7 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our current assets at March 31, 2014 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. We do not hold inventory. Our current liabilities at March 31, 2014 consisted primarily of deferred revenue, accrued expenses and accounts payable. At March 31, 2014, our current assets were approximately $63.6 million, 2.0 times greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of March 31, 2014, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $60.9 million, representing 56% of total assets. Our cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Our marketable securities consist of investment grade corporate bonds and floating rate notes, with a maximum maturity of three years, and two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$49,958,339	$45,443,759
Current and noncurrent marketable securities	9,684,460	13,097,735
Restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and restricted cash	$60,943,799	$59,842,494

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the three-month period ended March 31, 2014 totaled approximately $2.4 million, as compared to net cash used in operating activities totaling approximately $41 thousand for the three-month period ended March 31, 2013. The improvement in net cash used in operating activities was primarily related to a decrease in the net loss from operations combined with changes in the balances of accounts payable and accrued expenses over the periods and an increase in deferred revenue resulting from improved subscription sales. These improvements were partially offset by an increase in other receivables and reduced noncash expenses.

Net cash provided by investing activities of approximately $3.0 million for the three-month period ended March 31, 2014 was primarily the result of approximately $3.3 million of maturities of marketable securities, partially offset by approximately $341 thousand of capital expenditures.

Net cash used in financing activities of approximately $872 thousand for the three-month period ended March 31, 2014 resulted from dividend payments totaling approximately $956 thousand and the purchase of treasury stock by retaining shares issuable upon the vesting of restricted stock units in connection with minimum tax withholding requirements totaling $34 thousand, partially offset by cash received from the exercise of stock options totaling approximately $119 thousand.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.6 million through March 31, 2015, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2013, we had approximately $156 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $64 million. Based on operating results for the three months ended March 31, 2014 and nine month projections, management expects to generate a tax loss in 2014 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2014, we have withheld an aggregate of 1,361,204 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

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

In addition to the other information set forth in this report, you should carefully consider the information set forth in Part 1, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2013, which we filed with the Securities and Exchange Commission on February 28, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: May 9, 2014	By:	/s/ Elisabeth DeMarse
		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: May 9, 2014	By:	/s/ John Ferrara
		Name:	John Ferrara
		Title:	Chief Financial Officer (principal financial officer)
22

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections