Form 10-Q
period 2014-06-30
THESTREET, INC.
filed 2014-08-06
CIK 1080056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of August 1, 2014
Common Stock, par value $0.01 per share	34,439,149

TheStreet, Inc.

Form 10-Q

As of and for the Three and Six Months Ended June 30, 2014

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$50,224,059	$45,443,759
Accounts receivable, net of allowance for doubtful accounts of $237,138 as of June 30, 2014 and $202,207 as of December 31, 2013	4,713,200	4,502,344
Marketable securities	6,106,800	9,426,875
Other receivables, net	387,492	299,687
Prepaid expenses and other current assets	1,244,573	1,167,029
Restricted cash	139,750	139,750
Total current assets	62,815,874	60,979,444

Property and equipment, net of accumulated depreciation and amortization of $16,648,899 as of June 30, 2014 and $16,035,351 as of December 31, 2013	4,588,330	4,400,404
Marketable securities	1,500,000	3,670,860
Other assets	9,180	21,800
Goodwill	27,997,286	27,997,286
Other intangibles, net of accumulated amortization of $7,838,597 as of June 30, 2014 and $6,994,772 as of December 31, 2013	9,819,158	10,662,983
Restricted cash	1,161,250	1,161,250
Total assets	$107,891,078	$108,894,027

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,187,092	$2,352,521
Accrued expenses	4,039,167	4,338,423
Deferred revenue	24,630,753	22,122,763
Other current liabilities	735,225	957,741
Total current liabilities	31,592,237	29,771,448
Deferred tax liability	288,000	288,000
Other liabilities	4,767,618	4,671,421
Total liabilities	36,647,855	34,730,869

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2014 and December 31, 2013; the aggregate liquidation preference totals $55,000,000 as of June 30, 2014 and December 31, 2013	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 41,407,691 shares issued and 34,380,749 shares outstanding as of June 30, 2014, and 41,058,246 shares issued and 34,044,339 shares outstanding as of December 31, 2013	414,077	410,582
Additional paid-in capital	272,875,976	273,861,536
Accumulated other comprehensive loss	(312,809)	(178,183)
Treasury stock at cost; 7,026,942 shares as of June 30, 2014 and 7,013,907 shares as of December 31, 2013	(12,400,092)	(12,364,460)
Accumulated deficit	(189,333,984)	(187,566,372)
Total stockholders’ equity	71,243,223	74,163,158
Total liabilities and stockholders’ equity	$107,891,078	$108,894,027

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Subscription services	$11,557,413	$10,757,647	$23,007,280	$21,010,319
Media	3,204,841	2,726,732	6,144,052	5,054,261
Total net revenue	14,762,254	13,484,379	29,151,332	26,064,580

Operating expense:
Cost of services	7,676,619	6,903,838	15,414,584	13,146,584
Sales and marketing	3,758,584	3,702,606	7,859,869	7,118,753
General and administrative	3,278,484	3,011,825	6,257,054	6,475,600
Depreciation and amortization	721,511	935,467	1,457,372	1,878,523
Restructuring and other charges	—	—	—	385,610
Loss (gain) on disposition of assets	—	73,020	—	16,434
Total operating expense	15,435,198	14,626,756	30,988,879	29,021,504
Operating loss	(672,944)	(1,142,377)	(1,837,547)	(2,956,924)
Net interest income	31,457	65,968	69,935	137,831
Loss before income taxes	(641,487)	(1,076,409)	(1,767,612)	(2,819,093)
Provision for income taxes	—	—	—	—
Net loss	(641,487)	(1,076,409)	(1,767,612)	(2,819,093)
Preferred stock cash dividends	96,424	—	192,848	—
Net loss attributable to common stockholders	$(737,911)	$(1,076,409)	$(1,960,460)	$(2,819,093)

Basic and diluted net loss per share
Net loss	$(0.02)	$(0.03)	$(0.05)	$(0.08)
Preferred stock cash dividends	(0.00)	—	(0.01)	—
Net loss attributable to common stockholders	$(0.02)	$(0.03)	$(0.06)	$(0.08)

Weighted average basic and diluted shares outstanding	34,367,669	33,784,114	34,287,410	33,532,692

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(641,487)	$(1,076,409)	$(1,767,612)	$(2,819,093)
Unrealized (loss) gain on marketable securities	(26,215)	(2,226)	(134,626)	76,424
Comprehensive loss	$(667,702)	$(1,078,635)	$(1,902,238)	$(2,742,669)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,767,612)	$(2,819,093)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	864,059	798,424
Recovery of doubtful accounts	(22,284)	(22,331)
Depreciation and amortization	1,457,372	1,878,523
Restructuring and other charges	—	393,195
Deferred rent	(162,573)	(161,265)
Noncash barter activity	—	20,000
Loss on disposition of assets	—	16,434
Changes in operating assets and liabilities:
Accounts receivable	(194,955)	908,735
Other receivables	(81,422)	717,201
Prepaid expenses and other current assets	(77,543)	(40,007)
Other assets	12,620	(8,688)
Accounts payable	(165,429)	(1,483,037)
Accrued expenses	(239,147)	(1,104,486)
Deferred revenue	2,627,428	2,088,296
Other current liabilities	(223,843)	(19,326)
Net cash provided by operating activities	2,026,671	1,162,575

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	5,356,309	14,887,132
Purchase of assets from DealFlow Media, Inc.	—	(1,764,716)
Capital expenditures	(801,474)	(504,457)
Proceeds from the disposition of assets	—	62,881
Net cash provided by investing activities	4,554,835	12,680,840

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,720,553)	—
Cash dividends paid on preferred stock	(192,848)	—
Proceeds from the exercise of stock options	147,827	—
Shares withheld on RSU vesting to pay for withholding taxes	(35,632)	(125,067)
Net cash used in financing activities	(1,801,206)	(125,067)
Net increase in cash and cash equivalents	4,780,300	13,718,348
Cash and cash equivalents, beginning of period	45,443,759	23,845,360
Cash and cash equivalents, end of period	$50,224,059	$37,563,708

Noncash investing and financing activities:
Stock issued for business combination	$—	$780,863

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the six month period ended June 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We are currently evaluating the impact that adopting this new accounting standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

2.	ACQUISITION

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, have been incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million, issued 408,829 unregistered shares of the Company’s common stock having a value on the closing date of approximately $781 thousand, and assumed net liabilities of approximately $726 thousand. The acquisition was not significant and pro forma financial information was not required.

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Marketable securities consist of investment grade corporate bonds and floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of June 30, 2014, the total fair value of these marketable securities was approximately $7.6 million and the total cost basis was approximately $7.9 million. As of December 31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million. The decrease in marketable securities was due to the Company not reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$50,224,059	$45,443,759
Current and noncurrent marketable securities	7,606,800	13,097,735
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$59,131,859	$59,842,494

4.	FAIR VALUE MEASUREMENTS

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
6

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2014
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$50,224,059	$50,224,059	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	7,606,800	6,106,800	—	1,500,000
Total at fair value	$59,131,859	$57,631,859	$—	$1,500,000

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$45,443,759	$45,443,759	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	13,097,735	11,517,735	—	1,580,000
Total at fair value	$59,842,494	$58,262,494	$—	$1,580,000

(1)	Cash, cash equivalents and restricted cash consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities primarily consist of investment grade corporate bonds and floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million as of June 30, 2014 and approximately $1.6 million as of December 31, 2013. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2014, the Company determined that there was a decline in the fair value of its ARS investments of $350 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.
7

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at December 31, 2013	$1,580,000
Decrease in fair value of investment	(80,000)
Balance at June 30, 2014	$1,500,000

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The weighted-average grant date fair value per share of stock option awards granted during the six months ended June 30, 2014 and 2013 was $0.45 and $0.59, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2014	2013
Expected option lives	3.3 years	3.6 years
Expected volatility	35.98%	42.40%
Risk-free interest rate	0.94%	0.52%
Expected dividend yield	4.11%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2014 and 2013 was $2.23 and $1.69, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of June 30, 2014, there remained 1,820,257 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $417 thousand and $864 thousand of noncash stock-based compensation for the three and six month periods ended June 30, 2014, as compared to approximately $378 thousand and $1.2 million (inclusive of $393 thousand included in restructuring and other charges) of noncash stock-based compensation for the three and six month periods ended June 30, 2013, respectively. As of June 30, 2014, there was approximately $4.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 3.0 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2013	4,435,536	$1.89
Options granted	75,958	$2.36
Options exercised	(80,063)	$1.85
Options cancelled	(85,871)	$1.83
Options expired	(32,519)	$3.05
Awards outstanding at June 30, 2014	4,313,041	$1.89	$2,358	4.29
Awards vested and expected to vest at June 30, 2014	4,023,711	$1.88	$2,218	4.28

Awards exercisable at June 30, 2014	1,714,491	$1.85	$1,053	4.09

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2013	1,478,447
Restricted stock units granted	470,853
Restricted stock units vested	(269,382)
Restricted stock units cancelled	(20,522)
Awards outstanding at June 30, 2014	1,659,396	$3,999	3.24
Awards vested and expected to vest at June 30, 2014	1,628,667	$3,925	3.01

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2014 and changes in the three month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2013	4,711,899	$1.03
Shares underlying options granted	75,958	$0.45
Shares underlying restricted stock units granted	470,853	$2.23
Shares underlying options vested	(624,989)	$0.54
Shares underlying restricted stock units vested	(269,382)	$1.78
Shares underlying options cancelled	(85,871)	$0.49
Shares underlying restricted stock units cancelled	(20,522)	$1.70
Shares underlying awards unvested at June 30, 2014	4,257,946	$1.19
9

For the six months ended June 30, 2014 and 2013, the total fair value of share-based awards vested was approximately $969 thousand and $1.3 million, respectively. For the six months ended June 30, 2014 and 2013, the total intrinsic value of options exercised was approximately $63 thousand and $0, respectively (no options were exercised in the six months ended June 30, 2013). For the six months ended June 30, 2014 and 2013, approximately 76 thousand and 786 thousand stock options, respectively, were granted to employees of the Company, and 80 thousand and 0 options, respectively, were exercised yielding $148 thousand and $0, respectively, of cash proceeds to the Company. Additionally, for the six months ended June 30, 2014 and 2013, approximately 471 thousand and 338 thousand restricted stock units, respectively, were granted to employees of the Company, and approximately 269 thousand and 514 thousand shares, respectively, were issued under restricted stock unit grants.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six-month periods ended June 30, 2014 and 2013, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2014, the Company had withheld an aggregate of 1,361,918 shares which have been recorded as treasury stock.

The Company has also received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

Dividends

During the second quarter of 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $957 thousand. When combined with the quarterly cash dividend paid during the first quarter of 2014, year-to-date dividend payments totaled approximately $1.9 million. There were no dividends paid during the six months ended June 30, 2013.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended June 30, 2014 and 2013, approximately 6.0 million and 4.3 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the six months ended June 30, 2014 and 2013, approximately 5.9 million and 4.0 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss	$(641,487)	$(1,076,409)	$(1,767,612)	$(2,819,093)
Preferred stock cash dividends	96,424	—	192,848	—
Numerator for basic and diluted earnings per share
Net loss available to common stockholders	$(737,911)	$(1,076,409)	$(1,960,460)	$(2,819,093)
Denominator:
Weighted average basic and diluted shares outstanding	34,367,669	33,784,114	34,287,410	33,532,692

Basic and diluted net loss per share:
Net loss	$(0.02)	$(0.03)	$(0.05)	$(0.08)
Preferred stock cash dividends	(0.00)	—	(0.01)	—
Net loss available to common stockholders	$(0.02)	$(0.03)	$(0.06)	$(0.08)

9.	INCOME TAXES

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

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2033 and expire from 2019 through 2033. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2014 through 2033. The net operating loss carryforward as of December 31, 2013 includes approximately $15 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the six months ended June 30, 2014 and six month projections, management expects to generate a tax loss in 2014 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in four domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2014, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and six months ended June 30, 2014 and 2013, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2014, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2013, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the 2012 Restructuring reserve account during the six months ended June 30, 2014 and 2013. The remaining balance as of June 30, 2014 relates to the lease for The Deal’s office space which expires in August 2021.

	For the Six Months Ended June 30,
	2014	2013
Beginning balance	$1,281,412	$2,680,006
Adjustment to prior estimate	138,528	(7,586)
Net credit (payment)	2,131	(1,010,757)
Ending balance	$1,422,071	$1,661,663

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

The following table displays the activity of the 2011 Restructuring reserve account during the six months ended June 30, 2013:

Balance, December 31, 2012	$1,541
Payments	(1,541)
Balance, June 30, 2013	$—

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

The following table displays the activity of the 2009 Restructuring reserve account during the six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30,
	2014	2013
Beginning balance	$96,274	$220,297
Adjustment to prior estimate	(75,603)	—
Net payments	(20,671)	(59,388)
Ending balance	$—	$160,909

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2014	December 31, 2013
Noncurrent deferred rent	$2,465,899	$2,629,798
Noncurrent restructuring charge	1,422,071	1,281,412
Noncurrent deferred revenue	877,556	758,119
Other noncurrent liabilities	2,092	2,092
Total other liabilities	$4,767,618	$4,671,421

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Due to an increase in the value of the Company’s public float as of June 30, 2014, TheStreet, Inc. will become an accelerated filer commencing with its annual report on Form 10-K for the year ended December 31, 2014. This change in filing status requires the Company to have an audit of its internal control over financial reporting, which will increase fees related to the annual audit, and also require Form 10-K to be filed within 75 days after year-end instead of 90 days, and Form 10-Q’s to be filed within 40 days after each quarter-end period rather than 45 days.

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

Results of Operations

Comparison of Three Months Ended June 30, 2014 and June 30, 2013

Revenue

	For the Three Months Ended June 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$11,557,413	78%	$10,757,647	80%	7%
Media	3,204,841	22%	2,726,732	20%	18%
Total revenue	$14,762,254	100%	$13,484,379	100%	9%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue increased by approximately $800 thousand, or 7%, over the periods. The increase was primarily related to an 18% increase in the weighted-average number of subscriptions, partially offset by a 8% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers, primarily from the introduction of several new subscription products. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold, including the introduction of several subscription products at lower prices.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue increased by approximately $478 thousand, or 18%, over the periods. The increase in media revenue was primarily the result of higher demand from repeat and non-repeat advertisers, partially offset by a decrease in other miscellaneous media revenue. Media revenue includes approximately $63 thousand of barter revenue in the three months ended June 30, 2013. There was no barter revenue in the current year period.

Operating Expense

	For the Three Months Ended June 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$7,676,619	52%	$6,903,838	51%	11%
Sales and marketing	3,758,584	25%	3,702,606	27%	2%
General and administrative	3,278,484	22%	3,011,825	22%	9%
Depreciation and amortization	721,511	5%	935,467	7%	-23%
Loss on disposition of assets	—	—	73,020	1%	-100%
Total operating expense	$15,435,198		$14,626,756		6%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $773 thousand, or 11%, over the periods. The increase was primarily the result of increased compensation and related expense due to an 8% increase in average headcount, fees paid to outside contributors, consulting fees and recruiting costs, the aggregate of which increased by approximately $1.3 million. These cost increases were partially offset by lower revenue share payments made to certain distribution partners, and computer services and supplies and data costs, the aggregate of which decreased by approximately $576 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $56 thousand, or 2%, over the periods. The increase was primarily the result of increased advertisement serving, compensation and related costs, public relations, recruiting and credit card processing costs, the aggregate of which increased by $247 thousand, partially offset by reduced advertising and promotion related costs totaling approximately $161 thousand. Sales and marketing expense includes approximately $63 thousand of barter expense in the three months ended June 30, 2013. There was no barter expense in the current year period.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $267 thousand, or 9%, over the periods. The increase was primarily the result of higher compensation and related costs, contributions made by the Company to its recently launched nonprofit organization, TheStreet Foundation, and costs to host an industry conference, the aggregate of which increased by approximately $454 thousand. These cost increases were partially offset by reduced professional fees and bad debt expense, the aggregate of which decreased by approximately $175 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $214 thousand, or 23%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years partially offset by increased amortization expense related to the purchase of assets from DealFlow Media, Inc.

Net Interest Income

	For the Three Months Ended June 30,		Percent
	2014	2013	Change
Net interest income	$31,457	$65,968	-52%

The decrease in net interest income was the result of reduced marketable securities balances, lower interest rates and interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the three months ended June 30, 2014 totaled approximately $641 thousand, or $0.02 per basic and diluted share, compared to net loss totaling approximately $1.1 million, or $0.03 per basic and diluted share, for the three months ended June 30, 2013.

Comparison of Six Months Ended June 30, 2014 and June 30, 2013

Revenue

	For the Six Months Ended June 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$23,007,280	79%	$21,010,319	81%	10%
Media	6,144,052	21%	5,054,261	19%	22%
Total revenue	$29,151,332	100%	$26,064,580	100%	12%

Subscription services. Subscription services revenue increased by approximately $2.0 million, or 10%, over the periods. The increase was primarily related to an 18% increase in the weighted-average number of subscriptions, partially offset by a 7% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers primarily from the introduction of several new subscription products. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction of several subscription products at lower prices.

Media. Media revenue increased by approximately $1.1 million, or 22%, over the periods. The increase in media revenue was primarily the result of higher demand from repeat and non-repeat advertisers, as well as increases in other miscellaneous media revenue. Media revenue includes approximately $8 thousand of barter revenue in the six months ended June 30, 2014, as compared to approximately $63 thousand in the prior year period.

Operating Expense

	For the Six Months Ended June 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$15,414,584	53%	$13,146,584	50%	17%
Sales and marketing	7,859,869	27%	7,118,753	27%	10%
General and administrative	6,257,054	21%	6,475,600	25%	-3%
Depreciation and amortization	1,457,372	5%	1,878,523	7%	-22%
Restructuring and other charges	—	—	385,610	1%	-100%
Loss on disposition of assets	—	—	16,434	0%	-100%
Total operating expense	$30,988,879		$29,021,504		7%

Cost of services. Cost of services expense increased by approximately $2.3 million, or 17%, over the periods. The increase was primarily the result of increased compensation and related expense due to a 9% increase in average headcount, fees paid to outside contributors, consulting fees and recruiting costs, the aggregate of which increased by approximately $2.9 million. These cost increases were partially offset by lower revenue share payments made to certain distribution partners, and reduced computer services and supplies and data costs, the aggregate of which decreased by approximately $822 thousand.

Sales and marketing. Sales and marketing expense increased by approximately $741 thousand, or 10%, over the periods. The increase was primarily the result of higher advertising and promotion, employee commission and benefit expenses, credit card processing fees and public relations expense, the aggregate of which increased by $1.1 million. These cost increases were partially offset by reduced salary costs due to a 3% decrease in average headcount, and lower consulting fees, the aggregate of which decreased by approximately $352 thousand. Sales and marketing expense includes approximately $8 thousand of barter expense in the six months ended June 30, 2014, as compared to approximately $63 thousand in the prior year period.

General and administrative. General and administrative expense decreased by approximately $219 thousand, or 3%, over the periods. The decrease was primarily the result of reduced professional fees, taxes and occupancy related costs, the aggregate of which decreased by approximately $668 thousand, partially offset by contributions made by the Company to its TheStreet Foundation, costs incurred to host an industry conference and higher compensation and related costs, the aggregate of which increased by approximately $440 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $421 thousand, or 22%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years partially offset by increased amortization expense related to the purchase of assets from DealFlow Media, Inc.

Restructuring and other charges. The Company did not incur any restructuring and other charges during the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee.

Net Interest Income

	For the Six Months Ended June 30,		Percent
	2014	2013	Change
Net interest income	$69,935	$137,831	-49%

The decrease in net interest income was the result of reduced marketable securities balances, lower interest rates and interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the six months ended June 30, 2014 totaled approximately $1.8 million, or $0.05 per basic and diluted share, compared to net loss totaling approximately $2.8 million, or $0.08 per basic and diluted share, for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our current assets as of June 30, 2014 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. Our current liabilities as of June 30, 2014 consisted primarily of deferred revenue, accrued expenses and accounts payable. As of June 30, 2014, our current assets totaled approximately $62.8 million, 2.0 times greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of June 30, 2014, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $59.1 million, representing 55% of total assets. Our cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Our marketable securities consist of investment grade corporate bonds and floating rate notes, with a maximum maturity of three years, and two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$50,224,059	$45,443,759
Current and noncurrent marketable securities	7,606,800	13,097,735
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$59,131,859	$59,842,494

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the six-month period ended June 30, 2014 totaled approximately $2.0 million, as compared to net cash provided by operating activities totaling approximately $1.2 million for the six-month period ended June 30, 2013. The improvement in net cash used in operating activities was primarily related to a decrease in the net loss from operations of approximately $1.1 million, changes in the balances of accounts payable and accrued expenses over the periods and an increase in deferred revenue resulting from improved subscription sales. These improvements were partially offset by changes in the balances of accounts receivable and other receivables, combined with reduced noncash expenses.

Net cash provided by investing activities for the six-month period ended June 30, 2014 totaled approximately $4.6 million, as compared to net cash provided by investing activities totaling approximately $12.7 million for the six-month period ended June 30, 2013. The reduction in net cash provided by investing activities was primarily the result of fewer maturities of marketable securities as well as increased capital expenditures, partially offset by the absence of acquisition related costs incurred in the prior year period.

Net cash used in financing activities for the six-month period ended June 30, 2014 totaled approximately $1.8 million, as compared to net cash used in financing activities totaling approximately $125 thousand for the six-month period ended June 30, 2013. The increase in net cash used in investing activities was primarily the result of dividend payments totaling approximately $1.9 million in the current year. There were no dividend payments in the prior year period. These uses of cash were partially offset by reduced purchases of treasury stock retained upon the vesting of restricted stock units in connection with minimum tax withholding requirements, and by increased cash received from the exercise of stock options.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.5 million through June 30, 2015, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2013, we had approximately $156 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $64 million. Based on operating results for the six months ended June 30, 2014 and six month projections, management expects to generate a tax loss in 2014 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2014, we have withheld an aggregate of 1,361,918 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

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

THESTREET, INC.

Date: August 6, 2014	By:	/s/ Elisabeth DeMarse
		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: August 6, 2014	By:	/s/ John Ferrara
		Name:	John Ferrara
		Title:	Chief Financial Officer (principal financial officer)
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