Form 10-Q
period 2014-09-30
THESTREET, INC.
filed 2014-11-07
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of November 4, 2014
Common Stock, par value $0.01 per share	34,454,255

TheStreet, Inc.

Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2014

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$48,275,969	$45,443,759
Accounts receivable, net of allowance for doubtful accounts of $257,033 as of September 30, 2014 and $202,207 as of December 31, 2013	3,894,744	4,502,344
Marketable securities	6,043,940	9,426,875
Other receivables, net	413,123	299,687
Prepaid expenses and other current assets	1,281,878	1,167,029
Restricted cash	139,750	139,750
Total current assets	60,049,404	60,979,444

Property and equipment, net of accumulated depreciation and amortization of $16,949,863 as of September 30, 2014 and $16,035,351 as of December 31, 2013	4,809,295	4,400,404
Marketable securities	1,550,000	3,670,860
Other assets	8,128	21,800
Goodwill	27,997,286	27,997,286
Other intangibles, net of accumulated amortization of $8,259,169 as of September 30, 2014 and $6,994,772 as of December 31, 2013	9,398,586	10,662,983
Restricted cash	1,161,250	1,161,250
Total assets	$104,973,949	$108,894,027

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,283,362	$2,352,521
Accrued expenses	3,929,501	4,338,423
Deferred revenue	22,823,142	22,122,763
Other current liabilities	804,429	957,741
Total current liabilities	29,840,434	29,771,448
Deferred tax liability	288,000	288,000
Other liabilities	4,623,914	4,671,421
Total liabilities	34,752,348	34,730,869

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2014 and December 31, 2013; the aggregate liquidation preference totals $55,000,000 as of September 30, 2014 and December 31, 2013	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 41,503,750 shares issued and 34,444,358 shares outstanding as of September 30, 2014, and 41,058,246 shares issued and 34,044,339 shares outstanding as of December 31, 2013	415,038	410,582
Additional paid-in capital	272,371,156	273,861,536
Accumulated other comprehensive loss	(283,167)	(178,183)
Treasury stock at cost; 7,059,392 shares as of September 30, 2014 and 7,013,907 shares as of December 31, 2013	(12,480,568)	(12,364,460)
Accumulated deficit	(189,800,913)	(187,566,372)
Total stockholders’ equity	70,221,601	74,163,158
Total liabilities and stockholders’ equity	$104,973,949	$108,894,027

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue:
Subscription services	$11,715,504	$11,169,084	$34,722,784	$32,179,403
Media	2,903,571	2,415,644	9,047,623	7,469,905
Total net revenue	14,619,075	13,584,728	43,770,407	39,649,308

Operating expense:
Cost of services	7,483,414	7,460,950	22,897,998	20,607,534
Sales and marketing	3,343,017	3,525,520	11,202,886	10,644,273
General and administrative	3,564,887	2,755,016	9,821,941	9,230,616
Depreciation and amortization	721,536	883,760	2,178,908	2,762,283
Restructuring and other charges	-	-	-	385,610
Loss on disposition of assets	-	171,000	-	187,434
Total operating expense	15,112,854	14,796,246	46,101,733	43,817,750
Operating loss	(493,779)	(1,211,518)	(2,331,326)	(4,168,442)
Net interest income	26,850	32,053	96,785	169,884
Net loss	(466,929)	(1,179,465)	(2,234,541)	(3,998,558)
Preferred stock cash dividends	96,424	-	289,272	-
Net loss attributable to common stockholders	$(563,353)	$(1,179,465)	$(2,523,813)	$(3,998,558)

Basic and diluted net loss per share
Net loss	$(0.02)	$(0.03)	$(0.06)	$(0.12)
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net loss attributable to common stockholders	$(0.02)	$(0.03)	$(0.07)	$(0.12)

Weighted average basic and diluted shares outstanding	34,436,335	33,892,790	34,337,597	33,654,044

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(466,929)	$(1,179,465)	$(2,234,541)	$(3,998,558)
Unrealized gain (loss) on marketable securities	29,642	(112,398)	(104,984)	(35,973)
Comprehensive loss	$(437,287)	$(1,291,863)	$(2,339,525)	$(4,034,531)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,234,541)	$(3,998,558)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,354,722	1,216,041
Provision for doubtful accounts	36,201	3,730
Depreciation and amortization	2,178,908	2,762,283
Restructuring and other charges	-	393,195
Deferred rent	(243,859)	(241,899)
Noncash barter activity	-	20,000
Loss on disposition of assets	-	187,434
Changes in operating assets and liabilities:
Accounts receivable	565,016	1,773,584
Other receivables	(107,053)	865,159
Prepaid expenses and other current assets	(114,847)	(145,417)
Other assets	13,672	2,928
Accounts payable	(69,159)	(1,695,000)
Accrued expenses	(340,598)	(1,954,966)
Deferred revenue	742,186	1,375,369
Other current liabilities	(155,302)	(58,676)
Other liabilities	-	(24,001)
Net cash provided by operating activities	1,625,346	481,206

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	5,398,811	17,923,464
Purchase of assets from DealFlow Media, Inc.	-	(1,764,716)
Capital expenditures	(1,323,403)	(813,469)
Proceeds from the disposition of assets	-	71,881
Net cash provided by investing activities	4,075,408	15,417,160

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(2,613,116)	-
Cash dividends paid on preferred stock	(289,272)	-
Proceeds from the exercise of stock options	149,952	18,000
Shares withheld on RSU vesting to pay for withholding taxes	(116,108)	(135,847)
Net cash used in financing activities	(2,868,544)	(117,847)
Net increase in cash and cash equivalents	2,832,210	15,780,519
Cash and cash equivalents, beginning of period	45,443,759	23,845,360
Cash and cash equivalents, end of period	$48,275,969	$39,625,879

Noncash investing and financing activities:
Stock issued for business combination	$-	$780,863

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the nine month period ended September 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is applicable for fiscal years beginning after December 15, 2016, including interim periods therein, and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact that adopting this new accounting standard will have on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Marketable securities consist of investment grade corporate bonds and floating rate notes, and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of September 30, 2014, the total fair value of these marketable securities was approximately $7.6 million and the total cost basis was approximately $7.9 million. As of December 31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million. The decrease in marketable securities was due to the Company not reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$48,275,969	$45,443,759
Current and noncurrent marketable securities	7,593,940	13,097,735
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$57,170,909	$59,842,494

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of September 30, 2014
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$48,275,969	$48,275,969	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	7,593,940	6,043,940	—	1,550,000
Total at fair value	$57,170,909	$55,620,909	$—	$1,550,000

	As of December 31, 2013
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$45,443,759	$45,443,759	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	13,097,735	11,517,735	—	1,580,000
Total at fair value	$59,842,494	$58,262,494	$—	$1,580,000

(1)	Cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities primarily consist of investment grade corporate bonds and floating rate notes for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million as of September 30, 2014 and December 31, 2013. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2014, the Company determined that there was a decline in the fair value of its ARS investments of $300 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance at December 31, 2013	$1,580,000
Decrease in fair value of investment	(30,000)
Balance at September 30, 2014	$1,550,000

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The weighted-average grant date fair value per share of stock option awards granted during the nine months ended September 30, 2014 and 2013 was $0.46 and $0.63, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2014	2013
Expected option lives	3.5 years	3.7 years
Expected volatility	35.98%	40.14%
Risk-free interest rate	1.04%	0.85%
Expected dividend yield	4.04%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2014 and 2013 was $2.23 and $1.69, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of September 30, 2014, there remained 1,788,631 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $491 thousand and $1.4 million of noncash stock-based compensation for the three and nine month periods ended September 30, 2014, as compared to approximately $418 thousand and $1.6 million (inclusive of $393 thousand included in restructuring and other charges) of noncash stock-based compensation for the three and nine month periods ended September 30, 2013, respectively. As of September 30, 2014, there was approximately $3.8 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.9 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2013	4,435,536	$1.89
Options granted	125,958	$2.35
Options exercised	(81,313)	$1.84
Options cancelled	(99,354)	$1.82
Options expired	(37,410)	$2.92
Awards outstanding at September 30, 2014	4,343,417	$1.89	$1,641	4.05
Awards vested and expected to vest at September 30, 2014	4,103,168	$1.89	$1,569	4.04
Awards exercisable at September 30, 2014	2,124,474	$1.88	$891	3.92

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2013	1,478,447
Restricted stock units granted	470,853
Restricted stock units vested	(364,191)
Restricted stock units cancelled	(20,522)
Awards outstanding at September 30, 2014	1,564,587	$3,505	3.11
Awards vested and expected to vest at September 30, 2014	1,533,858	$3,436	2.93

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2014 and changes in the nine month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2013	4,711,899	$1.03
Shares underlying options granted	125,958	$0.46
Shares underlying restricted stock units granted	470,853	$2.23
Shares underlying options vested	(1,041,113)	$0.56
Shares underlying restricted stock units vested	(364,191)	$1.84
Shares underlying options cancelled	(99,354)	$0.50
Shares underlying restricted stock units cancelled	(20,522)	$1.70
Shares underlying awards unvested at September 30, 2014	3,783,530	$1.23

For the nine months ended September 30, 2014 and 2013, the total fair value of share-based awards vested was approximately $1.4 million and $1.5 million, respectively. For the nine months ended September 30, 2014 and 2013, the total intrinsic value of options exercised was approximately $64 thousand and $4 thousand, respectively. For the nine months ended September 30, 2014 and 2013, approximately 126 thousand and 1.6 million stock options, respectively, were granted to employees of the Company, and 81 thousand and 10 thousand stock options, respectively, were exercised yielding $150 thousand and $18 thousand, respectively, of cash proceeds to the Company. Additionally, for the nine months ended September 30, 2014 and 2013, approximately 471 thousand and 338 thousand restricted stock units, respectively, were granted to employees of the Company, and approximately 364 thousand and 529 thousand shares, respectively, were issued under restricted stock unit grants.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine-month periods ended September 30, 2014 and 2013, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2014, the Company had withheld an aggregate of 1,394,368 shares which have been recorded as treasury stock.

The Company has also received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

Dividends

During the third quarter of 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $989 thousand. When combined with the quarterly cash dividend paid during the first and second quarters of 2014, year-to-date dividend payments totaled approximately $2.9 million. There were no dividends paid during the nine months ended September 30, 2013.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended September 30, 2014 and 2013, approximately 5.9 million and 4.6 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the nine months ended September 30, 2014 and 2013, approximately 5.9 million and 4.2 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net loss per share:
Numerator:
Net loss	$(466,929)	$(1,179,465)	$(2,234,541)	$(3,998,558)
Preferred stock cash dividends	96,424	-	289,272	-
Numerator for basic and diluted earnings per share
Net loss available to common stockholders	$(563,353)	$(1,179,465)	$(2,523,813)	$(3,998,558)
Denominator:
Weighted average basic and diluted shares outstanding	34,436,335	33,892,790	34,337,597	33,654,044

Basic and diluted net loss per share:
Net loss	$(0.02)	$(0.03)	$(0.06)	$(0.12)
Preferred stock cash dividends	(0.00)	-	(0.01)	-
Net loss available to common stockholders	$(0.02)	$(0.03)	$(0.07)	$(0.12)

9.	INCOME TAXES

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

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2033 and expire from 2019 through 2033. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2014 through 2033. The net operating loss carryforward as of December 31, 2013 includes approximately $15 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the nine months ended September 30, 2014 and three month projections, management expects to generate a tax loss in 2014 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in four domestic financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2014, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and nine months ended September 30, 2014 and 2013, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2014, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2013, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the 2012 Restructuring reserve account during the nine months ended September 30, 2014 and 2013. The remaining balance as of September 30, 2014 relates to the lease for The Deal’s office space which expires in August 2021.

	For the Nine Months Ended September 30,
	2014	2013
Beginning balance	$1,281,412	$2,680,006
Adjustment to prior estimate	143,115	16,849
Net credit (payment)	13,420	(1,414,179)
Ending balance	$1,437,947	$1,282,676

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

The following table displays the activity of the 2011 Restructuring reserve account during the nine months ended September 30, 2013:

Balance, December 31, 2012	$1,541
Payments	(1,541)
Balance, September 30, 2013	$-

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

The following table displays the activity of the 2009 Restructuring reserve account during the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
Beginning balance	$96,274	$220,297
Adjustment to prior estimate	(75,603)	-
Net payments	(20,671)	(93,018)
Ending balance	$-	$127,279

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2014	December 31, 2013
Noncurrent deferred rent	$2,383,949	$2,629,798
Noncurrent restructuring charge	1,437,947	1,281,412
Noncurrent deferred revenue	799,926	758,119
Other noncurrent liabilities	2,092	2,092
Total other liabilities	$4,623,914	$4,671,421

13.	SUBSEQUENT EVENT

On October 31, 2014, the Company closed its previously announced acquisition. On October 7, 2014, the Company entered into a share purchase agreement with Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England, and certain MDL shareholders to acquire all of the outstanding share capital of MDL. MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies and law firms use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. The company was founded in 1999 and is based in London with additional offices in New York City and Chennai, India. BoardEx will be integrated into The Deal, a business unit of TheStreet that serves corporate dealmakers with analysis of mergers and acquisitions, private equity and restructuring. BoardEx’s proprietary people data will be combined with The Deal’s newsroom and transaction data, allowing subscribers to easily network with the very people they read about in The Deal’s exclusive editorial content. The acquisition of BoardEx advances the strategic objectives of TheStreet by increasing both institutional content and subscribers.

The Company paid net cash consideration of approximately $21 million at closing, of which $1.5 million was placed in escrow which will be used to secure indemnity obligations for a period of 24 months. Concurrent with the signing of the agreement, the Company also purchased warranty insurance from Pembroke Syndicate 4000 at Lloyds with a policy limit of $5 million dollars, subject to a deductible. In addition, an earn-out may be payable in 2018 based on 2017 net revenue of BoardEx’s existing products and services. The results of operations of MDL will be included in the consolidated financial statements for the year ended December 31, 2014 from the date of acquisition.

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

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives as of September 30 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist. In conducting our annual 2014 impairment test through our independent appraisal firm, we used the market approach for the valuation of our common stock and the income approach for our preferred shares. We also performed an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the results of the common stock market approach. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) exceeded its book value. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s Preferred Shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2014 and September 30, 2013

Revenue

	For the Three Months Ended September 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$11,715,504	80%	$11,169,084	82%	5%
Media	2,903,571	20%	2,415,644	18%	20%
Total revenue	$14,619,075	100%	$13,584,728	100%	8%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue increased by approximately $546 thousand, or 5%, over the periods. The increase was primarily related to a 13% increase in the weighted-average number of subscriptions, partially offset by an 8% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers to the Company’s newsletter products, primarily from the introduction of several new newsletters in 2013. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold, including the introduction of several newsletter products at lower prices.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue increased by approximately $488 thousand, or 20%, over the periods. The increase was primarily the result of higher demand from repeat and non-repeat advertisers. Media revenue includes approximately $15 thousand of barter revenue in the three months ended September 30, 2013. There was no barter revenue in the current year period.

Operating Expense

	For the Three Months Ended September 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$7,483,414	51%	$7,460,950	55%	0%
Sales and marketing	3,343,017	23%	3,525,520	26%	-5%
General and administrative	3,564,887	24%	2,755,016	20%	29%
Depreciation and amortization	721,536	5%	883,760	7%	-18%
Loss on disposition of assets	-	-	171,000	1%	-100%
Total operating expense	$15,112,854		$14,796,246		2%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $22 thousand, or 0%, over the periods. The increase was primarily the result of increased compensation and related expense due to a 3% increase in average headcount, as well as higher consulting fees, the aggregate of which increased by approximately $509 thousand. These cost increases were partially offset by lower revenue share payments made to certain distribution partners, and an increased amount of salaries capitalized from website and software development projects, the aggregate of which decreased by approximately $469 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense decreased by approximately $183 thousand, or 5%, over the periods. The decrease was primarily the result of lower compensation and related costs due to a 7% decrease in average headcount, as well as reduced advertising and promotion related costs, the aggregate of which decreased by approximately $149 thousand. Sales and marketing expense includes approximately $15 thousand of barter expense in the three months ended September 30, 2013. There was no barter expense in the current year period.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $810 thousand, or 29%, over the periods. The increase was primarily the result of transaction related costs resulting from the Company’s acquisition of Management Diagnostics Limited (see note 13 above “Subsequent Event”), higher compensation and related costs, increased occupancy costs and contributions made by the Company to TheStreet Foundation, the aggregate of which increased by approximately $846 thousand. These cost increases were partially offset by a reduction in consulting fees totaling approximately $97 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $162 thousand, or 18%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years.

Net Interest Income

	For the Three Months Ended
	September 30,		Percent
	2014	2013	Change
Net interest income	$26,850	$32,053	-16%

The decrease in net interest income was the result of reduced marketable securities balances and lower interest rates, partially offset by reduced interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the three months ended September 30, 2014 totaled approximately $467 thousand, or $0.02 per basic and diluted share, compared to net loss totaling approximately $1.2 million, or $0.03 per basic and diluted share, for the three months ended September 30, 2013.

Comparison of Nine Months Ended September 30, 2014 and September 30, 2013

Revenue

	For the Nine Months Ended September 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$34,722,784	79%	$32,179,403	81%	8%
Media	9,047,623	21%	7,469,905	19%	21%
Total revenue	$43,770,407	100%	$39,649,308	100%	10%

Subscription services. Subscription services revenue increased by approximately $2.5 million, or 8%, over the periods. The increase was primarily related to a 16% increase in the weighted-average number of subscriptions, partially offset by a 7% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers to the Company’s newsletter products, primarily from the introduction of several new newsletters in 2013. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction of several newsletter products at lower prices.

Media. Media revenue increased by approximately $1.6 million, or 21%, over the periods. The increase was primarily the result of higher demand from repeat and non-repeat advertisers. Media revenue includes approximately $8 thousand of barter revenue in the nine months ended September 30, 2014, as compared to approximately $78 thousand of barter revenue in the prior year period.

Operating Expense

	For the Nine Months Ended September 30,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$22,897,998	52%	$20,607,534	52%	11%
Sales and marketing	11,202,886	26%	10,644,273	27%	5%
General and administrative	9,821,941	22%	9,230,616	23%	6%
Depreciation and amortization	2,178,908	5%	2,762,283	7%	-21%
Restructuring and other charges	-	-	385,610	1%	-100%
Loss on disposition of assets	-	-	187,434	0%	-100%
Total operating expense	$46,101,733		$43,817,750		5%

Cost of services. Cost of services expense increased by approximately $2.3 million, or 11%, over the periods. The increase was primarily the result of increased compensation and related expense due to a 7% increase in average headcount, fees paid to outside contributors, consulting fees and recruiting costs, the aggregate of which increased by approximately $3.2 million. These cost increases were partially offset by lower revenue share payments made to certain distribution partners, and reduced computer services and supplies and data costs, the aggregate of which decreased by approximately $1.1 million.

Sales and marketing. Sales and marketing expense increased by approximately $559 thousand, or 5%, over the periods. The increase was primarily the result of higher advertising and promotion, employee commission and benefit expenses, credit card processing fees and public relations expense, the aggregate of which increased by $1.1 million. These cost increases were partially offset by reduced salary costs due to a 5% decrease in average headcount, and lower consulting fees, the aggregate of which decreased by approximately $439 thousand. Sales and marketing expense includes approximately $8 thousand of barter expense in the nine months ended September 30, 2014, as compared to approximately $78 thousand in the prior year period.

General and administrative. General and administrative expense increased by approximately $591 thousand, or 6%, over the periods. The increase was primarily the result of transaction related costs resulting from the Company’s acquisition of Management Diagnostics Limited (see note 13 above “Subsequent Event”), higher compensation and related costs, contributions made by the Company to TheStreet Foundation and costs to host an industry conference, the aggregate of which increased by approximately $1.1 million. These cost increases were partially offset by reduced professional fees, taxes and consulting costs, the aggregate of which decreased by approximately $593 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $583 thousand, or 21%, over the periods. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years partially offset by increased amortization expense related to the purchase of assets from DealFlow Media, Inc.

Restructuring and other charges. The Company did not incur any restructuring and other charges during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee.

Net Interest Income

	For the Nine Months Ended September 30,		Percent
	2014	2013	Change
Net interest income	$96,785	$169,884	-43%

The decrease in net interest income was the result of reduced marketable securities balances, lower interest rates, partially offset by reduced interest expense related to the net present value calculation of certain restructuring costs that were recorded during 2012.

Net Loss

Net loss for the nine months ended September 30, 2014 totaled approximately $2.2 million, or $0.06 per basic and diluted share, compared to net loss totaling approximately $4.0 million, or $0.12 per basic and diluted share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our current assets as of September 30, 2014 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. Our current liabilities as of September 30, 2014 consisted primarily of deferred revenue, accrued expenses and accounts payable. As of September 30, 2014, our current assets totaled approximately $60.0 million, 2.0 times greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of September 30, 2014, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $57.2 million, representing 54% of total assets. Our cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Our marketable securities consisted of investment grade corporate bonds and floating rate notes, with a maximum maturity of three years, and two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$48,275,969	$45,443,759
Current and noncurrent marketable securities	7,593,940	13,097,735
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$57,170,909	$59,842,494

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in four domestic financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the nine-month period ended September 30, 2014 totaled approximately $1.6 million, as compared to net cash provided by operating activities totaling approximately $481 thousand for the nine-month period ended September 30, 2013. The improvement in net cash provided by operating activities was primarily related to a decrease in the net loss from operations of approximately $1.8 million, as well as changes in the balances of accounts payable and accrued expenses over the periods. These improvements were partially offset by changes in the balances of accounts receivable and other receivables, combined with reduced noncash expenses.

Net cash provided by investing activities for the nine-month period ended September 30, 2014 totaled approximately $4.1 million, as compared to net cash provided by investing activities totaling approximately $15.4 million for the nine-month period ended September 30, 2013. The reduction in net cash provided by investing activities was primarily the result of fewer maturities of marketable securities as well as increased capital expenditures, partially offset by the absence of acquisition related costs incurred in the prior year period.

Net cash used in financing activities for the nine-month period ended September 30, 2014 totaled approximately $2.9 million, as compared to net cash used in financing activities totaling approximately $118 thousand for the nine-month period ended September 30, 2013. The increase in net cash used in financing activities was primarily the result of dividend payments totaling approximately $2.9 million in the current year. There were no dividend payments in the prior year period. These uses of cash were partially offset by increased cash received from the exercise of stock options.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.5 million through September 30, 2015, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2013, we had approximately $156 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $64 million. Based on operating results for the nine months ended September 30, 2014 and three month projections, management expects to generate a tax loss in 2014 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to provide a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 1998 Stock Incentive Plan and our 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2014, we have withheld an aggregate of 1,394,368 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of a working capital adjustment related to our acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description
10.1+	Severance Agreement dated as of November 5, 2014 between the Company and Erwin Eichmann

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicated management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: November 7, 2014	By:	/s/ Elisabeth DeMarse
	Name:	Elisabeth DeMarse
	Title:	Chief Executive Officer (principal executive officer)

Date: November 7, 2014	By:	/s/ John Ferrara
	Name:	John Ferrara
	Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit
Number	Description
10.1+	Severance Agreement dated as of November 5, 2014 between the Company and Erwin Eichmann

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicated management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.