Form 10-K
period 2014-12-31
THESTREET, INC.
filed 2015-03-05
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2014 as reported by Nasdaq, was approximately $77 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of February 27, 2015
Common Stock, par value $0.01 par value	34,819,232

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.
2014 ANNUAL REPORT ON FORM 10-K

ii

THESTREET, INC.
2014 ANNUAL REPORT ON FORM 10-K

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

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital financial media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary Website. Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a source of subscribers to a variety of our paid subscription products. Our subscription products are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication, including fledgling investors, consumers interested in personal finance guidance, long-term and short-term active investors, day and swing traders, and fundamental, technical and options traders. Our RateWatch business publishes bank rate market information on a subscription basis to financial institutions and government agencies. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment.

Subscription Services

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment.

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 18 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, TheStreet Quant Ratings, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

RateWatch maintains a constantly-updated database of deposit, loan and fee rate data from over 100,000 financial institutions. This historical and real-time rate data is licensed to financial institutions, government agencies, educational researchers and commercial organizations. Data is provided in formats ranging from standard rate templates to large raw data files for use with third party analytical tools. The RateWatch product line also includes banking-related product and fee comparisons, financial strength reporting, educational webinars, mystery shopping and consumer and financial institution surveys.

In September 2012, the Company acquired The Deal, LLC (“The Deal”) as it expanded its subscription services with a new focus on institutional investors, in addition to retail investors. Founded in 1999 as The Daily Deal print newspaper, The Deal transformed its business into a digital subscription platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The Deal Pipeline was created for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge.  It provides full access to proprietary commentary, analysis and data produced every day by The Deal’s editors and journalists and can be customized based on each client’s job function, deal focus and workflow and delivered straight to a mobile device or existing corporate platform.

In April 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. to further broaden the information and services available to institutional investors. These newsletters and database, and the employees providing their content, have been incorporated into The Deal.

Additionally, in October 2014, the Company acquired Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England to expand the Company’s international operations and further the Company’s transition from primarily serving retail investors to also becoming an indispensable data and business intelligence source for institutional clients. MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies and law firms use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. MDL was founded in 1999 and has offices in London, New York and Chennai, India. MDL’s products and services, and the employees providing these products and services have been incorporated into The Deal.

Our subscription services revenue also includes revenue generated from syndication and licensing of data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks. Subscription services contributed 79% of our total revenue in 2014, as compared to 80% in 2013 and 73% in 2012.

Media

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

Our media revenue also includes revenue generated from syndication and licensing of data as well as other miscellaneous, non-subscription related sources. Media contributed 21% of our total revenue in 2014, as compared to 20% in 2013 and 27% in 2012.

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

We seek to generate additional visitors to our sites through search engine optimization efforts, in order to increase the visibility of our content on search engines such as Google Search and Microsoft’s Bing, and through efforts to increase our presence on a variety of social media platforms, such as Facebook and Twitter. We have been active in developing and distributing mobile and tablet applications to deliver our content to new audiences. Finally, we focus on increasing the engagement our visitors have with our sites, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our sites offer.

In addition, we obtain exposure through other media outlets who cite our writers and our stories or who invite our writers to appear on segments. In 2014, we were mentioned or featured in reports by major news/media outlets, including The Wall Street Journal, USA Today, and The New York Times. Many of our writers and analysts provided key market commentary and consumer advice for CNBC, NBC, ABC, CBS, Fox and other national and local news organizations.

Competition

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Websites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Daily Finance and MSN Money;

•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media;

•	other providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group;

•	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Financial, with respect to our RateWatch products; and

•	other providers of director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, and Thomson Reuters.

Many of these competitors have significantly greater scale and resources than we do. Additionally, advances in technology have reduced the cost of production and online distribution of written, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content, such as bloggers.

We believe that advertisers and agencies often look to independent measurement data such as that provided by comScore, Inc., an independent Web measurement company (“comScore”), in order to gain a sense of the performance of various sites, in relation to their peer category, when determining where to allocate advertising dollars.

According to an October 2014 survey by comScore, TheStreet ranks:

•	#1 Website with readers having a portfolio value over $1 million;
•	#1 Website with readers having investable assets over $500,000;
•	#1 Website with readers having household income over $75,000; and
•	#1 Website with readers checking stock quotes.

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

Infrastructure, Operations and Technology

Our main technological infrastructure consists of proprietary and Drupal-based content management, subscription management, Ratings models, and e-commerce systems. We utilize the services of third-party cloud computing providers, more specifically Amazon Web Services, as well as content delivery networks such as Fastly, to help us efficiently distribute our content to our customers. Our RateWatch systems consist of proprietary and commercial software hosted internally. Our operations are dependent in part on our ability, and that of our third-party cloud computing providers, to keep our systems up to rapidly evolving modern standards and to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control.

Our content-management systems are based on proprietary software, Drupal and Kaltura Content Management Systems. They allow our stories, videos and data to be prepared for distribution online to a large audience. These systems enable us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

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

Intellectual Property

To protect our intellectual property (“IP”), we rely on a combination of trademarks, copyrights, patent protection, confidentiality agreements and various other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We own several trademark registrations and copyrights, and have pending trademark and patent applications in the United States. In addition, our Code of Conduct and Business Ethics, employee handbook, and other internal policies seek to protect our IP against misappropriation, infringement, and unfair competition. We also utilize various tools to police the Internet to monitor piracy and unauthorized use of our content. Finally, whether we are contracting out our IP or licensing third-party content and/or technology, we incorporate contractual provisions to protect our IP and seek indemnification for any third-party infringement claims.

However, we cannot provide any guarantee that the foregoing provisions will be adequate to protect us from third-party claims or that these provisions will prevent the theft of our IP, as we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our IP rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

Customers; Seasonality

There does not tend to be significant seasonality to our subscription services revenue. There is seasonality in our advertising revenue, as spending by our customers generally tends to be higher in the fourth calendar quarter as compared to other quarters, and the first and third calendar quarters often are lower than the other quarters.

Geography

During 2014, significantly all of our long-lived assets were located in the United States. During 2013 and 2012, all of our long-lived assets were located in the United States. Substantially all of our revenue in 2014, 2013 and 2012 was generated from customers in the United States.

Employees

As of December 31, 2014, the Company had 557 employees, approximately 45% of which are located in Chennai, India. The Company has never had a work stoppage and none of its employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly-owned companies, as well as laws and regulations applicable to businesses generally, including privacy regulations and taxes levied adopted at the local, state, national and international levels. In recent years, consumer protection regulations, particularly in connection with the Internet, has become more aggressive, and we expect that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business due to increased compliance costs.

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

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Report, before deciding whether to invest in our Common Stock. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our Common Stock could decline as a result of any of these risks, and you could lose part or all of your investment in our Common Stock. When deciding whether to invest in our Common Stock, you should also refer to the other information in this Report, including our consolidated financial statements and related notes and the information contained in Part II, Item 7 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Please also refer to the Special Note Regarding Forward-Looking Statements appearing in Part I, Item 1 of this Report.

Our quarterly financial results may fluctuate and our future revenue is difficult to forecast.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

☐	the level of interest and investment in individual stocks versus index funds and exchange-traded funds (ETF) by both individual and institutional investors, which can impact our ability to sell subscriptions and to sell advertising;

☐	the overall willingness of potential and existing customers to pay for content distributed over the Internet, where a large quantity of content is available for free;

☐	demand and pricing for advertising on our Websites, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;

☐	subscription price reductions attributable to decreased demand or increased competition;

☐	the value to potential and existing customers of the investing ideas we offer in our subscription services and the performance of those ideas relative to appropriate benchmarks;

☐	new products or services introduced by our competitors;

☐	content production, specifically video, traffic acquisition costs, and/or other costs;

☐	for The Deal, the volatility in mergers and acquisitions, restructuring and financing activities;

☐	for RateWatch, the volatility of interest rates and bank fees and the underlying demand for banking products by consumers;

☐	costs or lost revenue associated with system downtime affecting the Internet generally or our Websites in particular;

☐	general economic and financial market conditions; and

☐	ability to attract and retain editorial and managerial talent.

We had a net loss in fiscal year 2014 and have incurred net losses for most years of our history. We may not generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans. Because of the above factors, as well as other material risks we face, as described elsewhere in this Report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our Common Stock is likely to decline.

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

In November 2013, we entered into a new four-year employment agreement with Mr. Cramer, which will expire on December 31, 2017, unless renewed. As compared to his prior employment agreement, the new employment agreement provides for payment of an increased royalty rate to Mr. Cramer, and therefore results in higher cost to us. In addition to his content contributions, we benefit from Mr. Cramer’s popularity and visibility, which have provided public awareness of our services and introduced our content to new audiences. For example, Mr. Cramer hosts CNBC’s finance television show, Mad Money. If, however, Mr. Cramer no longer appeared on the show or the program was cancelled for any reason, it could negatively impact his public profile and visibility, and in turn, our subscription products. Further, the continued value of Mr. Cramer’s contributions could be materially adversely affected if Mr. Cramer were to otherwise lose popularity with the public. While we believe we greatly benefit from Mr. Cramer’s contributions, we can give no assurance that our relationship with Mr. Cramer will lead to higher revenues from our subscription products or improve our organic growth.

In addition to Mr. Cramer, we seek to compensate and provide incentives for key content contributors through competitive salaries, stock ownership and bonus plans and/or royalty arrangements, and we have entered into employment or contributor agreements with certain of them. If we are unable to retain key content contributors, or, should we lose the services of one or more of our key content contributors to death, disability, loss of reputation or other reason, or should their popularity diminish or their investing returns and investing ideas fail to meet or exceed benchmarks and investor expectations, we may fail to attract new content contributors acceptable to readers of our collection of Websites and editorial subscription products. Thus, the loss of services of one or more of our key content contributors could have a material adverse effect on our business, results of operations and financial condition.

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

Several, but not all, of our key employees are bound by agreements containing non-competition provisions. There can be no assurances that these arrangements with key employees will provide adequate protections to us or will not result in further management changes that would have material adverse impact on us. In addition, we may incur increased costs to continue to compensate our key executives, as well as other employees, through competitive salaries, stock ownership and bonus plans. Nevertheless, we can make no assurances that these programs will allow us to retain our management or key employees or hire new employees. The loss of one or more of our key employees, or our inability to attract experienced and qualified replacements, could materially adversely affect our business, results of operations and financial condition.

The terms of our Series B Preferred Stock include a substantial liquidation preference, as well as significant control rights.

TCV VI, L.P. and TCV Member Fund, L.P., hold 5,500 shares of our Series B Preferred Stock (“Series B Preferred Stock”), which are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share, or approximately 11% of our outstanding Common Stock. However, the holders of our Series B Preferred Stock are entitled to a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Accordingly, unless otherwise agreed, the liquidation preference entitles the holders of our Series B Preferred Stock to a substantial premium in the event of any sale of the Company, which not only makes it more difficult for a third party to acquire the Company, but also may result in the holders of our Common Stock receiving significantly less than their pro rata share of the proceeds in the event we are acquired.

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

If we are unable to execute cost-control measures successfully or maintain our current cost structure, our total operating costs may be greater than expected, which may adversely affect our financial results.

Beginning in 2012, we significantly reduced operating costs by reducing staff and implementing general cost-control measures across the Company, including commitments to terminate use of certain vendor services and assets, and have continued these cost management efforts. If we do not continue to achieve expected savings or our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. In addition, if our cost-control strategy is not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. Reductions in staff and employee compensation could also adversely affect our ability to attract and retain key employees.

We may have difficulty maintaining or increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers and subject to industry and other factors.

Although our reliance on advertising has decreased as an overall component of the Company’s revenues, it remains important to the Company’s growth. Our ability to maintain or increase our advertising revenue may be adversely affected by a variety of factors. Such factors include general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to maintain or increase our unique visitors, page view inventory and user engagement, our ability to attract audiences possessing demographic characteristics most desired by our advertisers, and our ability to retain existing advertisers and win new advertisers in a number of advertising categories from other Websites, television, newspapers, magazines, newsletters or other new media.

As a general matter, the continued fragmentation of digital media has intensified competition for advertising revenues. Advertising revenue could decline if the relationships we have with high-traffic Websites are adversely affected. In addition, our advertising revenue may decline as a result of pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of any significant or prolonged downturn in, or periods of extreme volatility of, the financial markets. As the use of mobile accelerates as the “go-to” method of consuming digital content, our ability to monetize mobile content, which is less proven and for which CPMs are lower, is increasingly important. Also, our advertising revenue would be adversely affected if advertisers sought to use third-party networks to attempt to reach our audience while they visit third-party sites instead of purchasing advertising from us to reach our audience on our own sites. Further, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In addition to the headwinds facing digital media advertising, general economic weakness and uncertainty in the United States and globally, while improved, continue to adversely affect and may continue to adversely affect our advertising revenues.

Finally, our top five advertisers accounted for approximately 38% of our total media revenue. Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally, our advertising contracts have short notice cancellation provisions.

Many individuals are using devices other than personal computers to access online services. If we are unable to effectively provide our content and subscription products to users of these devices, our business could be adversely affected.

The number of people who access online services through mobile devices continues to increase. To date, we have not been able to generate revenue from advertising or content delivered to mobile devices as effectively as we have for advertising or content delivered to personal computers. As our members increasingly use mobile devices to access our online services, if we are unable to successfully implement monetization strategies for our content on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, as new devices, such as wearables, and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such devices.

We have recorded impairments of goodwill and intangible assets and there can be no assurances that we will not have to record additional impairments in the future.

In the past we recorded impairments of goodwill and intangible assets. Although currently we do not anticipate any impairment, we may have to record additional impairments in the future which may materially adversely affect our results of operations and financial condition.

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

We depend on third-party technology providers and management systems to distribute our content and process transactions. For example, we use Fastly and Amazon Web Services to help us efficiently distribute our content to customers. We also use a third party vendor to process credit cards for our subscriptions. We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, advertiser and customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

We may face liability for, or incur costs to defend, information published in our services.

From time to time we are subject to claims for defamation, libel, copyright or trademark infringement, fraud or negligence, or other theories of liability, in each case relating to the articles, commentary, investment recommendations, ratings, or other information we provide through our services. We maintain insurance to provide coverage with respect to such claims, but our insurance may not adequately protect us against these claims. For example, from time to time, actions filed against us include claims for punitive damages, which are excluded from coverage under our insurance policies.

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

Our ability to successfully attract and retain subscribers to our subscription services may be affected by the perceived quality of the content, including the performance of investment ideas we publish.

Our ability to successfully attract and retain subscribers to our subscription services depends on the quality of the content of the services, including the performance of any investment ideas published in the services. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected.

Failure to maintain our reputation for trustworthiness may harm our business.

Our brand is based upon the integrity of our editorial content. We are proud of the trust and reputation for quality we have developed over the course of more than 18 years and we seek to renew and deepen that trust continually. We require all of our content contributors, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our content contributors, the manipulation of a security by one or more of our content contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. In addition, in the event the reputation of any of our directors, officers, key contributors, writers or editorial staff were harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished. These events could materially adversely affect our business, results of operations and financial condition.

Our revenue could be adversely affected if the securities markets and/or mergers and acquisitions activity decline, are stagnant or experience extreme volatility.

Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets and mergers and acquisitions activity. While we believe investors and dealmakers are seeking more information related to the financial markets and M & A deals from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related and deal-related publications, which could adversely affect the subscription revenue we derive from our subscription based Websites and newsletters.

We may not adequately protect our own intellectual property and may incur costs to defend against, or face liability for, intellectual property infringement claims of others.

To protect our intellectual property (“IP”), we rely on a combination of trademarks, copyrights, patent protection, confidentiality agreements and various other contractual arrangements with our employees, affiliates, customers, strategic partners and others. We own several trademark registrations and copyrights, and have pending trademark and patent applications, in the United States. In addition, our Code of Conduct and Business Ethics, employee handbook, and other internal policies seek to protect our IP against misappropriation, infringement, and unfair competition. We also utilize various tools to police the Internet to monitor piracy and unauthorized use of our content. Finally, whether we are contracting out our IP or licensing third-party content and/or technology, we incorporate contractual provisions to protect our IP and seek indemnification for any third-party infringement claims.

However, we cannot provide any guarantee that the foregoing provisions will be adequate to protect us from third-party claims or that these provisions will prevent the theft of our IP, as we may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our IP rights. Failure to adequately protect our intellectual property could harm our brand, devalue our proprietary content, and affect our ability to compete effectively. Further, any infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources on our part, which could materially adversely affect our business, results of operations and financial condition.

We face intense competition.

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

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

☐	online services or Websites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Daily Finance and MSN Money;

☐	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

☐	investment newsletter publishers, such as The Motley Fool, Dtansbury & Associates Investment Research and Investor Place Media;

☐	providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group;

☐	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products; and

☐	Other providers of director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, and Thomson Reuters.

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

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly-owned companies, as well as laws and regulations applicable to businesses generally, including privacy regulations and taxes levied adopted at the local, state, national and international levels. In recent years, consumer protection regulations, particularly in connection with the Internet, have become more aggressive, and we expect that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increasingly aggressive enforcement of existing laws, could have a material adverse effect on our future operating performance and business due to increased compliance costs.

Risks associated with our strategic acquisitions could adversely affect our business.

We have completed several acquisitions within recent years, and we expect to make additional acquisitions and strategic investments in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management’s attention from other business concerns. In addition, there are expenses incurred in connection with these acquisitions and the subsequent assimilation of operations and services, as well as the potential loss of key employees of the acquired company. There can be no assurance that our acquisitions will be successfully integrated into our operations or that we will be able to realize the benefits intended in such acquisitions. In addition, there can be no assurance that we will complete any future acquisitions or that acquisitions will contribute favorably to our operations and financial condition. For example, we recently acquired Management Diagnostics Limited (“MDL”), a relationship capital management company headquartered in the U.K. with locations in New York, New York and Chennai, India. This acquisition has helped us expand internationally and is expected to accelerate our transition from primarily serving retail investors to also becoming an indispensable data, news and information source for institutional clients, but we can provide no assurances that our long term strategic objectives will be attained.

Although due diligence and detailed analysis is conducted before these acquisitions are completed, there can be no assurance that such steps can or will fully expose all hidden problems that the acquired company may have. In addition, our valuations and analyses are based on numerous assumptions, and there can be no assurance that those assumptions will be proven correct or appropriate. Relevant facts and circumstances of our analyses could have changed over time, and new facts and circumstances may come to light as to render the previous assumptions and the valuations and analyses based thereon incorrect.

Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial condition and results of operations.

Our acquisition of MDL significantly increased the importance of our foreign markets to our future operations and growth.

Our foreign operations expose us to a number of risks. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; unexpected regulatory, social, political, or economic changes in a specific country or region; changes in intellectual property, privacy and data protection; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes, labor strikes, acts of war or terrorism and natural disasters, some of which may be disruptive, can interfere with our data collection, our customers and all of our activities in a particular location. We may also be affected by potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad. Since approximately half of MDL’s revenues are generated outside of the United States, the Company’s acquisition of MDL significantly increases our exposure to these risks.

Following our acquisition of MDL, we are subject to the European Union (“EU”) data protection regulations, including the EU Directive on Data Protection, which requires member states to impose minimum restrictions on the collection and use of personal data that, in some respects, are more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. The EU regulations establish several obligations that organizations must follow with respect to use of personal data, including a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security. The EU is in the process of promulgating a new General Data Protection Regulation, which may result in significantly greater compliance burdens for companies with users and operations in Europe. In addition to EU-wide legislation, certain EU member states have adopted more stringent data protection standards. The costs of compliance with, and other burdens imposed by, such laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

Foreign operations are also subject to risks of violations of laws prohibiting improper payments and bribery, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar regulations in foreign jurisdictions. The U.K. Bribery Act, for example, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that fails to prevent bribery committed by anyone associated with the organization can be charged under the U.K. Bribery Act unless the organization can establish the defense of having implemented adequate procedures to prevent bribery. Failure to comply with these laws could subject us to civil and criminal penalties that could have a material adverse impact on our financial condition and results of operations.

Foreign exchange variability could adversely affect our consolidated operating results

Our growth strategy contemplates increased services to foreign and domestic customers. As a consequence of expanding the footprint of the Company to markets outside of the United States, we will be exposed to market risks from changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. By virtue of our cross-border operations, we will be subject to the risks normally associated with such activities, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables generally.

In addition, we will be exposed to the risk of changes in social, political and economic conditions in the countries where we engage in business. Political and economic instability in these countries could adversely affect our business activities and operations. Unexpected changes in local regulatory requirements, tariffs and other trade barriers and price or exchange controls could limit operations and make the repatriation of profits difficult. In addition, the uncertainty of differing legal environments could limit our ability to effectively enforce our rights in some markets.

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

We have net operating loss carryforwards of approximately $149 million as of December 31, 2014, available to offset future taxable income through 2034. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property and we lease all of our facilities. Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York. Bankers Financial Products Corporation (d/b/a RateWatch) occupies approximately 15,000 square feet of office space in Fort Atkinson, Wisconsin. The Deal, LLC occupies approximately 2,211 square feet of office space in Petaluma, California and approximately 350 square feet of office space in Washington, D.C. The Deal’s U.K. subsidiary, Management Diagnostic Limited (“MDL”), occupies approximately 8,202 square feet of office space in London, England, and MDL’s subsidiary, BoardEx India Private Limited, occupies approximately 6,670 square feet of office space in Chennai, India. We also remain responsible for a sublease of approximately 21,500 square feet of office space in an office building at 20 Broad Street in New York, New York, which we in turn have sublet to another tenant.

Item 3. Legal Proceedings.

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have been a Nasdaq-listed company since May 11, 1999 and our Common Stock currently is quoted on the Nasdaq Global Market under the symbol TST. There is no public trading market for our Series B Preferred Stock. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq Global Market.

	Low	High
2013
First quarter	$1.59	$1.93
Second quarter	$1.85	$1.98
Third quarter	$1.82	$2.30
Fourth quarter	$2.08	$2.44
2014
First quarter	$2.20	$2.94
Second quarter	$2.30	$2.68
Third quarter	$2.12	$2.55
Fourth quarter	$2.10	$2.46

On February 27, 2015, the last reported sale price for our Common Stock was $2.01 per share.

The graph below compares the cumulative total stockholder return on the Company’s Common Stock from December 31, 2009 through December 31, 2014 with the cumulative total return on the Nasdaq Composite Index and the Research Data Group (RDG) Internet Composite Index. The performance graph is based upon closing prices on December 31st of each year other than 2011, which is based on the closing price on December 30, 2011, the last trading day before December 31, 2011. The comparison assumes $100 was invested on December 31, 2009 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The returns shown are based upon historical results and are not intended to suggest future performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2009 AND REINVESTMENT OF ALL DIVIDENDS
	December 31,
	2009	2010	2011	2012	2013	2014

TheStreet, Inc.	100.00	115.03	75.40	77.19	104.46	114.56
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG Internet Composite	100.00	117.87	119.73	143.58	234.21	229.15

Holders

The number of holders of record of our Common Stock on February 27, 2015 was 195, which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

For each of the four quarters in the year ended December 31, 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. There were no dividends paid during the year ended December 31, 2013. For the year ended December 31, 2014, the dividend payments totaled approximately $3.9 million. The Certificate of Designations for the Series B Preferred Stock currently prohibits the Company from paying cash dividends in excess of $0.10 per share per annum without the prior approval of holder of the Series B Preferred Stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the three months ended December 31, 2014. The Company has existing Board of Directors authorization to repurchase up to approximately $2.7 million of its Common Stock. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a signle class, is currently necessary in order for us to repurchase any of our Common Stock. Absent the consent of the holders of our Series B Preferred Stock, we will be unable to conduct share repurchases. For additional information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Treasury Stock” and Item 1A “Risk Factors — The terms of our Series B Preferred Stock include a substantial liquidation preference, as well as significant control rights.”

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2014, 2013 and 2012, and the balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Operations Data: (1)
Net revenue:
Subscription services	$48,036	$43,549	$37,149	$38,901	$38,099
Media	13,017	10,901	13,572	18,859	19,087
Total net revenue	61,053	54,450	50,721	57,760	57,186
Operating expense:
Cost of services	31,731	27,432	24,886	26,499	25,557
Sales and marketing	15,600	14,453	13,396	16,682	15,841
General and administrative	13,947	12,219	13,638	15,811	18,053
Asset impairments	—	—	—	—	555
Depreciation and amortization	3,179	3,769	5,512	5,757	4,693
Restructuring and other charges	—	386	6,590	1,826	—
Loss (gain) on disposition of assets	—	187	(233)	—	(1,319)
Total operating expense	64,457	58,446	63,789	66,575	63,380
Operating loss	(3,404)	(3,996)	(13,068)	(8,815)	(6,194)
Net interest income	89	210	353	668	846
(Loss) gain on sales of marketable securities	—	—	—	(35)	—
Other income	—	—	—	—	21
Loss from continuing operations before income taxes	(3,315)	(3,786)	(12,715)	(8,182)	(5,327)
Provision for income taxes	475	—	—	—	—
Loss from continuing operations	(3,790)	(3,786)	(12,715)	(8,182)	(5,327)
Discontinued operations: (2)
Loss on disposal of discontinued operations	—	—	—	(2)	(7)
Loss from discontinued operations	—	—	—	(2)	(7)
Net loss	(3,790)	(3,786)	(12,715)	(8,184)	(5,334)
Preferred stock cash dividends	386	—	193	386	386
Net loss attributable to common stockholders	$(4,176)	$(3,786)	$(12,908)	$(8,570)	$(5,720)
Cash dividends paid on common shares	$3,477	$—	$1,636	$3,447	$3,350
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.12)	$(0.11)	$(0.39)	$(0.27)	$(0.18)
Weighted average basic and diluted shares outstanding	34,371	33,725	32,710	31,954	31,593

Cash dividends declared and paid per common share	$0.10	$—	$0.05	$0.10	$0.10

	December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data (1):
Cash and cash equivalents, current and noncurrent marketable securities, current and noncurrent restricted cash	$37,329	$59,842	$60,541	$75,315	$78,555
Working capital	5,326	31,208	18,829	46,013	27,352
Total assets	111,932	108,894	111,535	121,413	129,542
Long-term obligations, less current maturities	7,639	4,959	4,629	4,857	3,236
Total stockholders’ equity	67,870	74,163	75,458	88,144	97,993

(1)	Acquisitions of businesses we have made are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions we have made for the periods indicated above consist of: MDL in October 2014; The DealFlow Report, The Life Settlements Report and the PrivateRaise database in April 2013; and The Deal, LLC in September 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to Consolidated Financial Statements (Acquisitions) for additional information regarding our acquisitions.

(2)	In June 2005, the Company committed to a plan to discontinue the operations of its wholly owned subsidiary, Independent Research Group LLC, which operated the Company’s securities research and brokerage segment. Accordingly, the operating results relating to this segment have been segregated from continuing operations and reported as discontinued operations on a separate line item on the consolidated statements of operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Please refer to the Special Note Regarding Forward-Looking Statements appearing in Part I, Item 1 of this Report.

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto.

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital financial media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Subscription Services

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment. Subscription services contributed 79% of our total revenue in 2014, as compared to 80% in 2013 and 73% in 2012.

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 18 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Options Profits, Actions Alerts PLUS, TheStreet Quant Ratings, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

RateWatch maintains a constantly-updated database of deposit, loan and fee rate data from over 100,000 financial institutions. This historical and real-time rate data is licensed to financial institutions, government agencies, educational researchers and commercial organizations. Data is provided in formats ranging from standard rate templates to large raw data files for use with third party analytical tools. The RateWatch product line also includes banking-related product and fee comparisons, financial strength reporting, educational webinars, mystery shopping and consumer and financial institution surveys.

In September 2012, the Company acquired The Deal and transformed its business into a digital subscription platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. In April 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. to further the information and services available to institutional investors. These newsletters and database, and the employees providing their content, have been incorporated into The Deal.

Additionally, in October 2014, the Company acquired Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England to expand the Company’s international operations and further the Company’s transition from primarily serving retail investors to also becoming an indispensable data and business intelligence source for institutional clients. MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies and law firms use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. MDL was founded in 1999 and has offices in London, New York and Chennai, India. MDL’s products and services, and the employees providing these products and services have been incorporated into The Deal.

Our subscription services revenue also includes revenue generated from syndication and licensing of data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks.

Media

Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue. Media contributed 21% of our total revenue in 2014, as compared to 20% in 2013 and 27% in 2012.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenue

	For the Year Ended December 31,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$48,035,953	79%	$43,549,359	80%	10%
Media	13,017,265	21%	10,901,052	20%	19%
Total revenue	$61,053,218	100%	$54,450,411	100%	12%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the year ended December 31, 2014 increased by approximately $4.5 million, or 10%, when compared to the year ended December 31, 2013. The increase was the result of approximately $1.6 million of additional revenue related to the operations of MDL since its acquisition. Excluding MDL, revenue for the year ended December 31, 2014 increased by approximately $2.9 million, or 7%, when compared to the year ended December 31, 2013. The increase was primarily related to a 14% increase in the weighted-average number of subscriptions, partially offset by a 6% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers to the Company’s newsletter products, primarily from the introduction of several new newsletters in the second half of 2013. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction of several newsletter products at lower prices.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue for the year ended December 31, 2014 increased by approximately $2.1 million, or 19%, when compared to the year ended December 31, 2013. The increase was primarily the result of additional ad units and increased pricing on certain units which resulted from higher demand from repeat and non-repeat advertisers. Media revenue includes approximately $8 thousand of barter revenue in the year ended December 31, 2014, as compared to approximately $94 thousand of barter revenue in the year ended December 31, 2013.

Operating Expense

	For the Year Ended December 31,
	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$31,730,740	52%	$27,431,566	50%	16%
Sales and marketing	15,600,129	26%	14,453,465	27%	8%
General and administrative	13,946,681	23%	12,218,964	22%	14%
Depreciation and amortization	3,179,377	5%	3,768,536	7%	-16%
Restructuring and other charges	—	—	385,610	1%	-100%
Loss (gain) on disposition of assets	—	—	187,434	0%	-100%
Total operating expense	$64,456,927		$58,445,575		10%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $4.3 million, or 16%, over the period. The increase was the result of approximately $862 thousand of additional cost related to the operations of MDL since its acquisition combined with transaction related costs. Excluding MDL and transaction related costs, cost of services expense for the year ended December 31, 2014 increased by approximately $3.4 million, or 13%, when compared to the year ended December 31, 2013. The increase was primarily the result of increased compensation and related expense due to a 5% increase in average headcount (excluding the impact of MDL headcount), fees paid to outside contributors, consulting fees and recruiting costs, the aggregate of which increased by approximately $4.6 million. These cost increases were partially offset by lower revenue share payments made to certain distribution partners, and reduced computer services and supplies costs, the aggregate of which decreased by approximately $971 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $1.1 million, or 8%, over the period. The increase was the result of approximately $289 thousand of additional cost related to the operations of MDL since its acquisition combined with transaction related costs. Excluding MDL and transaction related costs, sales and marketing expense for the year ended December 31, 2014 increased by approximately $858 thousand, or 6%, when compared to the year ended December 31, 2013. The increase was the result of higher advertising and promotion, employee benefit and bonus payments, public relations and advertisement serving costs, the aggregate of which increased by $1.3 million. These cost increases were partially offset by reduced salary costs due to a 2% decrease in average headcount (excluding the impact of MDL headcount), and lower travel and entertainment costs, the aggregate of which decreased by approximately $503 thousand. Sales and marketing expense includes approximately $8 thousand of barter expense in the year ended December 31, 2014, as compared to approximately $94 thousand in the year ended December 31, 2013.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $1.7 million, or 14%, over the period. The increase was the result of approximately $1.5 million of additional cost related to the operations of MDL since its acquisition combined with transaction related costs. Excluding MDL and transaction related costs, general and administrative expense for the year ended December 31, 2014 increased by approximately $265 thousand, or 2%, when compared to the year ended December 31, 2013. The increase was primarily the result of higher compensation expense primarily related to bonus payments and increased employee benefit costs, contributions made by the Company to TheStreet Foundation, costs to host an industry conference and bad debt expense, the aggregate of which increased by approximately $1.0 million. These cost increases were partially offset by reduced professional fees, consulting, tax and occupancy related costs, the aggregate of which decreased by approximately $818 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $589 thousand, or 16%, over the period. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years partially offset by increased amortization expense related to the purchases of MDL and assets from DealFlow Media, Inc.

Restructuring and other charges. The Company did not incur any restructuring and other charges during the year ended December 31, 2014. During the year ended December 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee.

Loss (gain) on disposition of assets. The Company did not incur any loss (gain) during the year ended December 31, 2014. During the year ended December 31, 2013, the Company sold certain non-strategic assets resulting in a loss of approximately $187 thousand.

Net Interest Income

	For the Year Ended December 31,
	2014	2013	Percent Change
Net interest income	$88,993	$209,463	-58%

The decrease in net interest income was the result of reduced marketable securities balances, decreased cash due to the acquisition of MDL, lower interest rates, and interest expense related to the net present value calculation of certain accrued expenses that were recorded in connection with prior acquisitions.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the year ended December 31, 2014 totaled $4.2 million, or $0.12 per basic and diluted share, compared to net loss attributable to common stockholders totaling $3.8 million, or $0.11 per basic and diluted share, for the year ended December 31, 2013.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenue

	For the Year Ended December 31,
	2013	Percent of Total Revenue	2012	Percent of Total Revenue	Percent Change
Revenue:
Subscription services	$43,549,359	80%	$37,149,143	73%	17%
Media	10,901,052	20%	13,571,660	27%	-20%
Total revenue	$54,450,411	100%	$50,720,803	100%	7%

Subscription services. Subscription services revenue for the year ended December 31, 2013 increased by approximately $6.4 million, or 17%, when compared to the year ended December 31, 2012. The increase was the result of approximately $7.1 million of additional revenue related to the operations of The Deal and DealFlow. Excluding The Deal and DealFlow, revenue for the year ended December 31, 2013 decreased by approximately $715 thousand, or 2%, when compared to the year ended December 31, 2012. The decrease was primarily related to a 4% decrease in the average revenue recognized per subscription, partially offset by a 2% increase in the weighted-average number of subscriptions. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold and the introduction during the current year of several subscription products at lower prices. While we have been able to reduce our subscriber attrition rate, the number of new subscribers was not sufficient to offset the reduction in the average revenue recognized per subscription.

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

Cost of services. Cost of services expense increased by approximately $2.5 million, or 10%, over the period. The increase was primarily the result of costs associated with the operations of The Deal and DealFlow combined with higher fees paid to outside contributors and revenue share payments made to certain distribution partners, the aggregate of which increased by approximately $4.4 million. These cost increases were partially offset by lower compensation expense due to a 7% decrease in average headcount (excluding the impact of increased headcount of The Deal and DealFlow), as well as reduced expenses relating to computer services and supplies, data used on the Company’s Websites, hosting, internet fees, and increased reimbursed expenses relating to a third party services agreement, the aggregate of which decreased by approximately $1.7 million.

Sales and marketing. Sales and marketing expense increased by approximately $1.1 million, or 8%, over the period. The increase was the result of costs associated with the operations of The Deal and DealFlow, which increased by approximately $2.7 million. These costs were partially offset by reduced compensation expense due to an 18% decrease in average headcount (excluding the impact of increased headcount of The Deal and DealFlow) combined with lower advertising and promotion, public relations, consulting, and serving costs for third-party advertisers, the aggregate of which decreased by approximately $1.5 million. Sales and marketing expense includes $94 thousand of barter expense in the year ended December 31, 2013 and $183 thousand in the prior year period.

General and administrative. General and administrative expense decreased by approximately $1.4 million, or 10%, over the period. The decrease was primarily the result of reduced compensation expense due to a 17% decrease in average headcount, combined with lower third-party data and recruiting costs, the aggregate of which decreased by approximately $1.5 million.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $1.7 million, or 32%, over the period. The decrease was primarily the result of an overall reduced level of capital expenditures over the past few years combined with increased amortization during the year ended December 31, 2012 resulting from reductions to the estimated useful life of certain capitalized Website development projects. These reductions were partially offset by increased depreciation and amortization expense related to The Deal and DealFlow.

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

The decrease in net interest income was primarily the result of reduced average marketable security, cash and restricted cash balances during the year ended December 31, 2013 as compared to the prior year period, lower interest rates, and interest expense related to accretion of certain restructuring costs that were recorded during 2012.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the year ended December 31, 2013 totaled $3.8 million, or $0.11 per basic and diluted share, compared to net loss attributable to common stockholders totaling $12.9 million, or $0.39 per basic and diluted share, for the year ended December 31, 2012. The decrease in the net loss was primarily the result of restructuring and other charges recorded during the year ended December 31, 2012 that approximated $6.6 million.

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

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to subscription fees for which amounts have been collected but for which revenue has not been recognized because services have not yet been provided.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the three years ended December 31, 2014.

Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue. Media revenue is recognized as the advertising is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Website Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2014, 2013 and 2012, we capitalized software development costs totaling approximately $408 thousand, $289 thousand and $401 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2014, 2013 and 2012, we capitalized Website development costs totaling approximately $1.2 million, $443 thousand and $100 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $428 thousand, $743 thousand and $1.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Product Database

Product databases consist of data on companies and individuals which is indexed to allow subscribers to search and view the content online or as deployed, and include the costs incurred by company employees to originally research, key and index the content and the fair value allocated to content databases in business acquisitions. The Company amortizes content databases on a straight-line basis over a ten year period. Costs to maintain the content databases are expensed as incurred.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests  of goodwill and indefinite lived intangible assets as of September 30 each year. Impairment exists when the carrying amount of goodwill and indefinite lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess.

We evaluate goodwill for impairment using a two-step impairment test approach at the Company level, as the Company is considered to operate as a single reporting unit. The first step compares the fair value of the Company with its book value, including goodwill. As outlined in ASC 350, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired and the second step of the impairment test is unnecessary. As we concluded that our goodwill was not impaired as of the valuation date, step two was not performed.

In conducting our 2014 annual goodwill impairment test through our independent appraisal firm, we used the market approach for the valuation of our common stock and the income approach for our preferred shares. We also performed an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the results of the common stock market approach. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) to be $122.0 million as of the Valuation Date. We calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the Valuation Date, as shown in the following figure:

AVERAGE STOCK PRICE
Low stock price	$2.15
High stock price	$2.24
Average stock price	$2.20

We multiplied the average stock price of $2.20 by the 34,444,358 common shares outstanding, indicating a common equity value of $75.6 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We searched the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. The data indicated a wide range of control premiums, and we conservatively selected 10 percent as an appropriate control premium. Applying a control premium of 10 percent resulted in a value of the common equity on a controlling basis of $83.2 million.

In addition to Common Stock, we have preferred stock with a liquidation value of $55.0 million. With the assistance of our third party valuation firm, we used the income approach to compute the fair value of the Preferred Stock to be $38.8 million which we added to the fair value of the Common Stock. The resulting enterprise value of $122.0 million represents the value of the Company on a controlling basis. This value was greater than the carrying value of $75.1 million, indicating our goodwill was not impaired as of the September 30, 2014 valuation date.

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

In conducting our 2014 annual indefinite-lived intangible asset impairment test through our independent appraisal firm, we determined its fair value using the relief-from-royalty method. This analysis calculated the fair value as the present value of the future expenses avoided by owning the indefinite-lived trade name rather than having to license its use. We selected an appropriate royalty rate by reviewing licensing transactions for similar trade names and by considering the profitability associated with its operations. Based upon the analysis, we concluded that the book value of the indefinite-lived trade name was not impaired as of the September 30, 2014 valuation date.

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

A decrease in the price of our Common Stock, or changes in the estimated value of our referred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six financial institutions and we perform periodic evaluations of the relative credit standing of these institutions. As of December 31, 2014, our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

Marketable securities consist of investment grade corporate bonds and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. We account for our marketable securities in accordance with the provisions of ASC 320-10. We classify these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. As of December 31, 2014, the total fair value of these marketable securities was approximately $3.6 million and the total cost basis was approximately $3.9 million. As of December 31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million. The decrease in marketable securities was due to our non-reinvesting the proceeds as securities matured.

During 2008, we made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, we incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of our investment was written down to fair value based upon an estimate of the market value of our equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. During the three months ended June 30, 2010, we determined it was necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon its consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased our ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. On October 28, 2014, a revised subordinated promissory note with revised repayment terms was agreed to which required cash payments of $150 thousand by October 31, 2014, and $105 thousand by November 30, 2014, both of which have been received, with the balance paid in equal quarterly installments over the following two year period. As of December 31, 2014 and 2013, we maintain a full valuation allowance against these subordinated promissory notes due to the uncertainty of eventual collection.

See Note 5 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of our cash.

Stock-Based Compensation

We account for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was approximately $1.8 million, $2.1 million and $2.4 million, respectively. As of December 31, 2014, there was approximately $3.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2014, 2013 and 2012 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2014, 2013 and 2012 was $0.44, $0.63 and $0.48, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Expected option lives	3.6 years	3.7 years	3.5 years
Expected volatility	35.54%	40.11%	50.67%
Risk-free interest rate	1.11%	0.85%	0.56%
Expected dividends	4.22%	0.00%	4.27%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $2.23, $2.06 and $1.77, respectively.

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2014 would have caused an increase of approximately $23,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2014 would have caused an increase of approximately $136,000. Because options are expensed over three to five years from the date of grant, the foregoing estimated increases include potential expense for options granted during prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2014 and 2013, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be recorded.

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

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. We would record a material loss contingency in our consolidated financial statements if the loss is both probable of occurring and reasonably estimated. We regularly review contingencies and as new information becomes available may, in the future, adjust our associated liabilities.

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

For the years ended December 31, 2014, 2013 and 2012, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2014, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2013, one client accounted for more than 10% of our gross accounts receivable balance.

Liquidity and Capital Resources

Our current assets at December 31, 2014 consisted primarily of cash and cash equivalents, marketable securities, and accounts receivable. We do not hold inventory. Our current liabilities at December 31, 2014 consisted primarily of deferred revenue, accrued expenses and accounts payable. At December 31, 2014, our current assets were approximately $41.7 million, 15 percent greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of December 31, 2014, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $37.3 million, representing 33% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consist of investment grade corporate bonds, with a maximum maturity of three years, and two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$32,459,009	$45,443,759
Current and noncurrent marketable securities	3,569,240	13,097,735
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$37,329,249	$59,842,494

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in six financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $3.6 million the year ended December 31, 2014, as compared to net cash provided by operating activities totaling approximately $2.5 million for the year ended December 31, 2013. The improvement in net cash provided by operating activities was primarily related to changes in the balances of accrued expense and accounts payable over the periods. These improvements were partially offset by changes in the balance of accounts receivable as well as reduced noncash expenses.

Net cash used in investing activities totaled approximately $12.4 million for the year ended December 31, 2014, as compared to net cash provided by investing activities totaling approximately $19.4 million for the year ended December 31, 2013. The reduction in net cash provided by investing activities was primarily the result of the acquisition of Management Diagnostics Limited, fewer maturities of marketable securities and increased capital expenditures.

Net cash used in financing activities totaled approximately $4.1 million for the year ended December 31, 2014, as compared to net cash used in financing activities totaling approximately $316 thousand for the year ended December 31, 2013. The increase in net cash used in financing activities was primarily the result of cash dividend payments. There were no dividend payments in the prior year period.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.0 million through December 31, 2015, in respect of the contractual obligations set forth below under “Commitments and Contingencies.”

As of December 31, 2014 we had approximately $149 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

In December 2000, our Board of Directors authorized the repurchase of up to $10 million of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the years ended December 31, 2014 and 2013, we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of our 2007 Performance Incentive Plan (the “2007 Plan”), and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2014, we had withheld an aggregate of 1,574,704 shares which have been recorded as treasury stock.

We also received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

Commitments and Contingencies

We are committed to cash expenditures in an aggregate amount of approximately $5.0 million through December 31, 2015, primarily related to operating leases for office space, which expire at various dates through August 31, 2021. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, we have agreements with certain of our outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2014, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2014	2015	2016	2017	2018	After 2018
Operating leases	$15,570,439	$2,328,707	$2,152,239	$2,570,784	$2,636,406	$2,651,963	$3,230,340
Employment agreement	7,500,000	2,500,000	2,500,000	2,500,000	—	—	—
Outside contributors	141,667	141,667	—	—	—	—	—
Total contractual cash obligations	$23,212,106	$4,970,374	$4,652,239	$5,070,784	$2,636,406	$2,651,963	$3,230,340

Future minimum cash payments for the year ended December 31, 2015 related to operating leases have been reduced by approximately $720 thousand related to payments to be received related to the sublease of office space.

See Note 11 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

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

We maintain all of our cash, cash equivalents and restricted cash in six financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Following our acquisition of MDL, we expect that fluctuations in foreign currency exchange rates will have an effect on our operating results.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements required by this item are included in Item 15 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2014.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  In October of 2014, the Company completed the acquisition of MDL. See Note 2 to the Consolidated Financial Statements (Acquisitions) for additional information. As permitted by applicable guidelines established by the SEC, our management excluded the MDL operations from its assessment of internal control over financial reporting as of December 31, 2014. MDL represents less than 5% of total assets and revenues for the year then ended. Based on the foregoing evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

(c) Changes in Internal Control Over Financial Reporting

Except as it relates to the acquisition of MDL in October 2014, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TheStreet, Inc.

New York, New York

We have audited TheStreet, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TheStreet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TheStreet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014 and our report dated March 5, 2015 expressed an unqualified opinion.

/s/ BDO USA, LLP

New York, New York

March 5, 2015

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate management to select. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. The following table sets forth certain information, as of December 31, 2014, concerning shares of Common Stock authorized for issuance under the 2007 Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,234,358	$1.26	1,781,632	*
Equity compensation plans not approved by security holders**	2,217,026	$1.81	-

*	Aggregate number of shares available for grant under the 2007 Plan, which grants may be in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards in the discretion of the Board of Directors, with respect to non-employee director grants, or the Compensation Committee, with respect to all other grants. The 2007 Plan also authorizes cash performance awards.

**	Includes inducement option grants made pursuant to NASDAQ Listing Rule 5635(c) to Elisabeth DeMarse for 1,525,360 shares of the Company’s common stock and four other non-executive officers for 691,666 shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 11, 2013

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007

4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1	Stock Purchase Agreement, dated October 7, 2014 by and between TheStreet, Inc., The Deal, LLC and Management Diagnostics Limited. Δ

10.2+	Severance Agreement Between TheStreet, Inc. and Erwin Eichmann, dated November 5, 2014	10-Q	000-25779	10.1	November 7, 2014

10.3+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.4+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.5	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999

10.6	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005

10.7	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008

10.8	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.9	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007

10.10	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007

10.11	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012

10.12+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012

10.13+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012

10.14+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012

10.15+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012

10.16+	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.5	May 7, 2012

10.17+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25779	10.23	February 22, 2013

10.18+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25779	10.24	February 22, 2013

10.19+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann	10-K	000-25779	10.25	February 22, 2013

10.20+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.	10-K	000-25779	10.26	February 22, 2013

10.21	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014

10.22	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014

10.23	Employment Agreement dated as of November 14, 2013 between James J. Cramer and the Company.	10-K	000-25779	10.21	February 28, 2014

10.24	Employment Offer Letter dated as of July 18, 2013 between the Company and Vanessa J. Soman.	10-K	000-25779	10.22	February 28, 2014

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

23.2	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections
Δ	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. TheStreet agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: March 5, 2015	By:	/s/ Elisabeth DeMarse
	Name:	Elisabeth DeMarse
	Title:	Chairman and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Elisabeth DeMarse, John Ferrara and Vanessa Soman, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Elisabeth DeMarse	Chairman and Chief Executive Officer (principal executive officer)	March 5, 2015
(Elisabeth DeMarse)

/s/ John Ferrara	Chief Financial Officer (principal financial officer)	March 5, 2015
(John Ferrara)

/s/ Richard Broitman	Chief Accounting Officer	March 5, 2015
(Richard Broitman)

/s/ James J. Cramer	Director	March 5, 2015
(James J. Cramer)

/s/ Sarah Fay	Director	March 5, 2015
(Sarah Fay)

/s/ Keith B. Hall	Director	March 5, 2015
(Keith B. Hall)

/s/ Mark Walsh	Director	March 5, 2015
(Mark Walsh)

THESTREET, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TheStreet, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TheStreet, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 5, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TheStreet, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows of TheStreet, Inc. and subsidiaries (the Company) for the year ended December 31, 2012. In connection with our audit of the consolidated financial statements for the year ended December 31, 2012, we also have audited financial statement schedule II for the year ended December 31, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of TheStreet, Inc. and subsidiaries for the year ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 22, 2013

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
assets
Current Assets:
Cash and cash equivalents	$32,459,009	$45,443,759
Accounts receivable, net of allowance for doubtful accounts of $318,141 as of December 31, 2014 and $202,207 as of December 31, 2013	5,103,899	4,502,344
Marketable securities	2,009,240	9,426,875
Other receivables	549,933	299,687
Prepaid expenses and other current assets	987,693	1,167,029
Restricted cash	639,750	139,750
Total current assets	41,749,524	60,979,444

Property and equipment, net of accumulated depreciation and amortization of $4,003,538 as of December 31, 2014 and $9,212,676 as of December 31, 2013	2,926,825	3,381,572
Marketable securities	1,560,000	3,670,860
Other assets	77,052	21,800
Goodwill	44,810,467	27,997,286
Other intangibles, net of accumulated amortization of $12,896,782 as of December 31, 2014 and $13,817,447 as of December 31, 2013	20,147,209	11,681,815
Restricted cash	661,250	1,161,250
Total assets	$111,932,327	$108,894,027

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,474,737	$2,352,521
Accrued expenses	6,279,082	4,338,423
Deferred revenue	26,427,816	22,122,763
Other current liabilities	1,241,508	957,741
Total current liabilities	36,423,143	29,771,448
Deferred tax liability	728,899	288,000
Other liabilities	6,910,175	4,671,421
Total liabilities	44,062,217	34,730,869

Stockholders’ Equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2014 and December 31, 2013; the aggregate liquidation preference as of December 31, 2014 and December 31, 2013 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 41,967,369 shares issued and 34,727,641 shares outstanding as of December 31, 2014, and 41,058,246 shares issued and 34,044,339 shares outstanding as of December 31, 2013	419,674	410,582
Additional paid-in capital	271,943,049	273,861,536
Accumulated other comprehensive loss	(227,476)	(178,183)
Treasury stock at cost 7,239,728 shares as of December 31, 2014 and 7,013,907 shares as of December 31, 2013	(12,908,943)	(12,364,460)
Accumulated deficit	(191,356,249)	(187,566,372)
Total stockholders’ equity	67,870,110	74,163,158
Total liabilities and stockholders’ equity	$111,932,327	$108,894,027

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012
Net revenue:
Subscription services	$48,035,953	$43,549,359	$37,149,143
Media	13,017,265	10,901,052	13,571,660
Total net revenue	61,053,218	54,450,411	50,720,803
Operating expense:
Cost of services	31,730,740	27,431,566	24,886,142
Sales and marketing	15,600,129	14,453,465	13,395,328
General and administrative	13,946,681	12,218,964	13,637,895
Depreciation and amortization	3,179,377	3,768,536	5,512,299
Restructuring and other charges	—	385,610	6,589,792
Loss (gain) on disposition of assets	—	187,434	(232,989)
Total operating expense	64,456,927	58,445,575	63,788,467
Operating loss	(3,403,709)	(3,995,164)	(13,067,664)
Net interest income	88,993	209,463	352,713
Net loss before income taxes	(3,314,716)	(3,785,701)	(12,714,951)
Provision for income taxes	475,161	—	—
Net loss	(3,789,877)	(3,785,701)	(12,714,951)
Preferred stock cash dividends	385,696	—	192,848
Net loss attributable to common stockholders	$(4,175,573)	$(3,785,701)	$(12,907,799)

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.12)	$(0.11)	$(0.39)

Cash dividends declared and paid per common share	$0.10	$—	$0.05

Weighted average basic and diluted shares outstanding	34,370,843	33,725,317	32,710,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(3,789,877)	$(3,785,701)	$(12,714,951)
Foreign currency translation gain	58,768	—	—
Unrealized (loss) gain on marketable securities	(108,061)	(49,189)	265,606
Comprehensive loss	$(3,839,170)	$(3,834,890)	$(12,449,345)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Common Stock		Series B Preferred Stock			Accumulated Other	Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2011	38,461,595	$384,616	5,500	$55	$270,230,246	$(394,600)	(6,330,407)	$(11,010,149)	$(171,065,720)	$88,144,448
Unrealized gain on marketable securities	-	-	-	-	-	265,606	-	-	-	265,606
Exercise and issuance of equity grants	1,318,873	13,189	-	-	(13,189)	-	(497,309)	(964,112)	-	(964,112)
Issuance of Common Stock	75,000	750	-	-	134,250	-	-	-	-	135,000
Stock-based consideration for services	-	-	-	-	2,420,928	-	-	-	-	2,420,928
Common stock cash dividends	-	-	-	-	(1,636,236)	-	-	-	-	(1,636,236)
Preferred stock cash dividends	-	-	-	-	(192,848)	-	-	-	-	(192,848)
Net loss	-	-	-	-	-	-	-	-	(12,714,951)	(12,714,951)
Balance at December 31, 2012	39,855,468	398,555	5,500	55	270,943,151	(128,994)	(6,827,716)	(11,974,261)	(183,780,671)	75,457,835
Unrealized loss on marketable securities	-	-	-	-	-	(49,189)	-	-	-	(49,189)
Exercise and issuance of equity grants	793,949	7,939	-	-	66,427	-	(186,191)	(390,199)	-	(315,833)
Issuance of Common Stock for acquisition	408,829	4,088	-	-	776,775	-	-	-	-	780,863
Stock-based consideration for services	-	-	-	-	2,075,183	-	-	-	-	2,075,183
Net loss	-	-	-	-	-	-	-	-	(3,785,701)	(3,785,701)
Balance at December 31, 2013	41,058,246	410,582	5,500	55	273,861,536	(178,183)	(7,013,907)	(12,364,460)	(187,566,372)	74,163,158
Unrealized loss on marketable securities	-	-	-	-	-	(108,061)	-	-	-	(108,061)
Foreign currency translation gain	-	-	-	-	-	58,768	-	-	-	58,768
Exercise and issuance of equity grants	909,123	9,092	-	-	293,885	-	(225,821)	(544,483)	-	(241,506)
Stock-based consideration for services	-	-	-	-	1,774,761	-	-	-	-	1,774,761
Common stock cash dividends	-	-	-	-	(3,601,437)	-	-	-	-	(3,601,437)
Preferred stock cash dividends	-	-	-	-	(385,696)	-	-	-	-	(385,696)
Net loss	-	-	-	-	-	-	-	-	(3,789,877)	(3,789,877)
Balance at December 31, 2014	41,967,369	$419,674	5,500	$55	$271,943,049	$(227,476)	(7,239,728)	$(12,908,943)	$(191,356,249)	$67,870,110

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(3,789,877)	$(3,785,701)	$(12,714,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,774,761	1,681,988	2,198,713
Provision for doubtful accounts	189,992	22,859	329,870
Depreciation and amortization	3,179,377	3,768,536	5,512,299
Deferred tax	440,899	—	—
Restructuring and other charges	—	393,195	1,396,695
Deferred rent	(325,147)	(322,533)	(319,958)
Loss (gain) on disposition of assets	—	187,434	(232,989)
Noncash barter activity	—	20,000	183,270
Changes in operating assets and liabilities:
Accounts receivable	189,008	1,509,138	1,125,158
Other receivables	573,028	951,116	(677,601)
Prepaid expenses and other current assets	268,677	296,012	(294,567)
Other assets	14,138	(6,675)	39,556
Accounts payable	73,567	(1,463,684)	1,116,374
Accrued expenses	979,331	(1,384,257)	(2,519,154)
Deferred revenue	(144,069)	517,882	(1,100,272)
Other current liabilities	212,149	114,950	(240,830)
Other liabilities	(83,749)	(21,908)	24,000
Net cash provided by (used in) operating activities	3,552,085	2,478,352	(6,174,387)
Cash Flows from Investing Activities:
Purchase of marketable securities	—	—	(41,151,130)
Sale and maturity of marketable securities	9,420,434	22,247,394	34,812,021
Purchase of The Deal, LLC	—	—	(5,430,063)
Purchase of assets from DealFlow Media, Inc.	—	(1,764,716)	—
Purchase of Management Diagnostics Limited	(19,922,072)	—	—
Capital expenditures	(1,931,173)	(1,118,679)	(1,327,746)
Proceeds from the disposition of assets	—	71,881	249,300
Net cash (used in) provided by investing activities	(12,432,811)	19,435,880	(12,847,618)

	For the Years Ended December 31,
	2014	2013	2012
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(3,476,893)	—	(1,636,236)
Cash dividends paid on preferred stock	(385,696)	—	(192,848)
Restricted cash	—	—	660,370
Proceeds from the exercise of stock options	302,977	74,366	—
Proceeds from the sale of common stock	—	—	135,000
Shares withheld on RSU vesting to pay for withholding taxes	(544,483)	(390,199)	(964,112)
Net cash used in financing activities	(4,104,095)	(315,833)	(1,997,826)

Effect of exchange rate changes on cash and cash equivalents	71	—	—
Net (decrease) increase in cash and cash equivalents	(12,984,750)	21,598,399	(21,019,831)
Cash and cash equivalents, beginning of period	45,443,759	23,845,360	44,865,191
Cash and cash equivalents, end of period	$32,459,009	$45,443,759	$23,845,360

Supplemental disclosures of cash flow information:
Cash payments made for interest	$—	$—	$30,028

Noncash investing and financing activities:
Stock issued for business combination	$—	$780,863	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet, Inc. together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading digital financial media company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Substantially all of the Company’s revenue in 2014, 2013 and 2012 was generated from customers in the United States. During 2014, 2013 and 2012, substantially all of the Company’s long-lived assets were located in the United States.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	estimates in connection with the allocation of the purchase price of Management Diagnostics Limited, The Deal, LLC and certain assets acquired from DealFlow Media, Inc. to the fair value of the assets acquired and liabilities assumed,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees,
•	restructuring charges, and

•	the calculation of a contingent earn-out payment from the acquisition of Management Diagnostics Limited.

Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of TheStreet, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates its revenue primarily from subscription services and media.

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment. Subscriptions are generally charged to customers’ credit cards or are directly billed to corporate subscribers. These are generally billed in advance on a monthly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription services revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may, for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the three years ended December 31, 2014.

Media revenue includes fees charged for the placement of advertising and sponsorships within TheStreet and our affiliated properties, and our subscription and institutional services, and is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured. Media revenue also includes revenue generated from syndication and licensing of data as well as other miscellaneous, non-subscription related sources.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. The Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for the Company’s office space.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment, computer software and telephone equipment is three years and of furniture and fixtures is five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on our expenses.

Product Database

Product databases consist of data on companies and individuals which is indexed to allow subscribers to search and view the content online or as deployed, and include the costs incurred by company employees to originally research, key and index the content and the fair value allocated to content databases in business acquisitions. The Company amortizes content databases on a straight-line basis over a ten year period. Costs to maintain the content databases are expensed as incurred.

Capitalized Software and Website Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized software development costs totaling approximately $408 thousand, $289 thousand and $401 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2014, 2013 and 2012, the Company capitalized Website development costs totaling approximately $1.2 million, $443 thousand and $100 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the applicable project. Total amortization expense was approximately $428 thousand, $743 thousand and $1.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite-lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever indications of impairment exist.  We perform our annual impairment tests of goodwill and indefinite-lived intangible assets as of September 30 each year. Impairment exists when the carrying amount of goodwill and indefinite-lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess.

The Company evaluates goodwill for impairment using a two-step impairment test approach at the Company level, as the Company is considered to operate as a single reporting unit. In the first step, the fair value of the Company is compared to its book value, including goodwill and indefinite-lived intangible assets.  If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company's goodwill and indefinite-lived intangible assets to the book value of the goodwill and indefinite-lived intangible assets.  The fair value for the goodwill and indefinite-lived intangible assets is determined based on the difference between the fair value of the Company and the net fair values of identifiable assets and liabilities.  If the fair value of the goodwill and indefinite-lived intangible assets is less than the book value, the difference is recognized as impairment.

ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. During 2014, the Company elected not to apply the qualitative assessment under this guidance and continued to apply the quantitative assessment in its evaluating of goodwill for impairment.

In testing for impairment of goodwill, the fair value of the Company was estimated using a market approach for the valuation of our common stock, based upon actual prices of the Company’s Common Stock, and the income approach for the estimated fair value of the Company’s outstanding Preferred Shares. The Company also performed an income approach to confirm the reasonableness of the common stock market approach by using the discounted cash flow method. Based upon annual impairment tests performed as of September 30, 2014 and 2013, no impairment was indicated as the Company’s fair value, inclusive of a control premium, exceeded its book value by approximately 62% and 51%, respectively. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s Preferred Shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

In testing for impairment of indefinite-lived intangible asset, the Company determined the fair value using the relief-from-royalty method. This analysis calculated the fair value as the present value of the future expenses avoided by owning the indefinite-lived trade name rather than having to license its use. The Company selected an appropriate royalty rate by reviewing licensing transactions for similar trade names and by considering the profitability associated with its operations. Based upon the analysis, the Company concluded that the book value of its indefinite-lived trade name was not impaired as the fair value exceeded its book value by approximately 165%.

Additionally, the Company evaluates the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life.  There have been no changes in useful lives of intangible assets for each period presented.

Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Management does not believe that there was any impairment of long-lived assets as of December 31, 2014 and 2013.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2014 and 2013, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2014, 2013 or 2012.

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

The Company files income tax returns in the United States (federal), and in various state and local jurisdictions, as well as in the United Kingdom and India.  In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2011, and is not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in six financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2014, the Company’s cash, cash equivalents and restricted stock primarily consisted of money market funds and checking accounts.

For the years ending December 31, 2014, 2013 and 2012, no individual client accounted for 10% or more of consolidated revenue. As of December 31, 2014 no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2013, one client accounted for more than 10% of our gross accounts receivable balance.

The Company’s customers are primarily concentrated in the United States and Europe, and we carry accounts receivable balances. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

Other Comprehensive Loss

Comprehensive loss is a measure which includes both net loss and other comprehensive loss.  Other comprehensive loss results from items deferred from recognition into the statement of operations.  Accumulated other comprehensive loss is separately presented on the consolidated statement of comprehensive loss and on both the Company's consolidated balance sheet and as part of the consolidated statement of stockholders’ equity. Other comprehensive loss consists of unrealized gains and losses on marketable securities classified as available for sale as well as foreign currency translation adjustments from subsidiaries where the local currency is the functional currency.

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expense. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity.

Net Loss Per Share of Common Stock

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Such warrants to purchase Common Stock all expired during the fourth quarter of 2012. For the years ended December 31, 2014 2013 and 2012, approximately 5.2 million, 4.2 million and 3.3 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2014, 2013 and 2012, advertising expense totaled approximately $3.0 million, $2.9 million and $2.9 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2014, 2013 and 2012 was approximately $1.8 million, $2.1 million and $2.4 million, respectively. As of December 31, 2014, there was approximately $3.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2014, 2013 and 2012 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2014, 2013 and 2012 was $0.44, $0.63 and $0.48, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2014	2013	2012
Expected option lives	3.6 years	3.7 years	3.5 years
Expected volatility	35.54%	40.11%	50.67%
Risk-free interest rate	1.11%	0.85%	0.56%
Expected dividends	4.22%	0.00%	4.27%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2014, 2013 and 2012 was $2.23, $2.06 and $1.77, respectively.

As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In 2014, 2013 and 2012, the Compensation Committee granted short-term cash performance awards, payable to certain officers upon the Company’s achievement of specified performance goals for such year. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. The short-term cash incentives were based upon achievement of certain financial targets (which, depending upon the year, related to revenue or expense, as defined by the Compensation Committee). Potential payout with respect to each measure was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $918 thousand, $599 thousand and $577 thousand were deemed earned with respect to the years ended December 31, 2014, 2013 and 2012, respectively.

Services Agreement

On November 13, 2012, the Company entered into a Services Agreement (the “Agreement”) in which a third-party granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of their personal finance Websites. The agreement terminated on May 31, 2013. TheStreet supported the Websites by providing personal finance content, various promotion and advertisements on TheStreet’s Websites, and marketing and accounting support. Under the Agreement, the Company reimbursed this third party for certain expenses, subject to specified limits. Both parties shared in the profits generated by the partnership, after TheStreet recouped the aggregate amount paid to the third party in addition to certain sales, marketing, editorial and operational costs incurred by the Company.

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

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2014. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

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

Reclassifications

During the three months ended December 31, 2014, the Company started to report capitalized Website and software development costs as Other Intangibles, net, rather than as Property and Equipment, net. During the three months ended June 30, 2013, the Company started to report certain miscellaneous other revenue items, such as webinars and conferences, as Media rather than Subscription Services revenue. These items and certain other prior period amounts have been reclassified to conform to current period presentation.

(2) Acquisitions

Management Diagnostics Limited

On October 31, 2014, the Company acquired all of the outstanding share capital of Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England. MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies and law firms use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. The company was founded in 1999 and has offices in London, New York and Chennai, India. MDL’s employees and BoardEx have been incorporated into The Deal, a business unit of TheStreet that serves corporate dealmakers with analysis of mergers and acquisitions, private equity and restructuring. BoardEx’s proprietary people data will be combined with The Deal’s newsroom and transaction data, allowing subscribers to easily network with the very people they read about in The Deal’s exclusive editorial content. The acquisition of BoardEx advances the strategic objectives of TheStreet by increasing both institutional content and subscribers. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from The Deal, and as a result, the Company recorded $16.8 million of goodwill in connection with this transaction. The goodwill is not deductible for income tax purposes.

The Company paid cash consideration of approximately $22.1 million at closing, of which $1.5 million was placed in escrow which will be used to secure indemnity obligations for a period of 24 months. Additionally, the Company assumed net liabilities approximating $5.0 million, inclusive of a potential earn-out payable in 2018 based on 2017 net revenue of BoardEx’s existing products and services. Concurrent with the signing of the agreement, the Company also purchased warranty insurance from Pembroke Syndicate 4000 at Lloyds with a policy limit of $5 million dollars, subject to a deductible.

The results of operations of MDL are included in the Company’s consolidated financial statements for the year ended December 31, 2014 from October 31, 2014, the date of the acquisition. The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed at the acquisition date. The fair value estimates for the assets and liabilities were based upon preliminary calculations and valuations and our estimates and assumptions for each of these are subject to change as we obtain additional information for our estimates during the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

	Amortization Life
	(in years)	Amount
Accounts receivable, net		$997,161
Other receivables		750,434
Prepaid expenses and other current assets		91,598
Property and equipment, net		153,060
Other assets		109,000
Identifiable intangible assets:
- Customer relationships	10	3,670,000
- Database	10	5,130,000
- Trade name	6	310,000
Accounts payable		(50,135)
Accrued expenses		(956,156)
Deferred revenue		(4,367,717)
Other current liabilities		(40,516)
Other liabilities		(2,687,838)
Total identifiable net assets		3,108,891
Goodwill		16,813,181
Cash consideration, net of cash acquired		$19,922,072

Acquisition related costs totaling $1.5 million are included in the Company’s condensed consolidated statement of operations for the year ended December 31, 2014.

The DealFlow Report, The Life Settlements Report and the PrivateRaise database

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, have been incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million, of which $195 thousand was held back to be used to secure indemnity obligations for a period of one year, and issued 408,829 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $781 thousand. Additionally, the Company assumed net liabilities of approximately $726 thousand. The acquisition was not significant and pro forma financial information was not required. The results of operations of DealFlow are included in the consolidated financial statements for the year ended December 31, 2014, and for the year ended December 31, 2013 from April 19, 2013, the date of the acquisition.

The Deal, LLC

On September 11, 2012, the Company acquired 100% of the equity of The Deal, LLC (“The Deal”). The Deal is a digital platform that delivers sophisticated coverage of the mergers and acquisitions environment, primarily through The Deal Pipeline, a leading provider of transactional information services. The purchase price of the acquisition was approximately $5.8 million. Additionally, the Company assumed net liabilities approximating $5.0 million. The results of operations of The Deal are included in the consolidated financial statements for the year ended December 31, 2014 and 2013, and for the year ended December 31, 2012 from September 11, 2012, the date of the acquisition.

The following table summarizes the consideration paid and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

	Amortization Life
	(in years)	Amount
Accounts receivable, net		$765,357
Other receivables		315,322
Prepaid expenses and other current assets		168,492
Property and equipment, net		729,400
Identifiable intangible assets:
- Subscriber relationships	10	2,960,000
- Database	10	3,170,000
- Software	5	685,000
- Trade name	10	480,000
- Advertiser relationships	6	70,000
Restricted cash		301,000
Accounts payable		(391,992)
Accrued expenses		(1,368,270)
Deferred revenue		(3,761,210)
Other current liabilities		(361,659)
Total identifiable net assets		3,761,440
Goodwill		1,668,623
Total consideration		$5,430,063

Acquisition related costs totaling $0.4 million are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the year ended December 31, 2012.

Proforma Information

Unaudited pro forma consolidated financial information is presented below as if the acquisitions of MDL and The Deal had occurred on the first day of the earliest period presented. The results have been adjusted to account for the amortization of acquired intangible assets, to reclassify a defined benefit plan actuarial gain recorded by MDL within the statement of operations to accumulated other comprehensive income in accordance with U.S. generally accepted accounting principles, to eliminate interest expense related to short term notes payable to related parties of The Deal, which liabilities were not assumed by the Company, and deal acquisition costs. The pro forma information presented below does not purport to present what actual results would have been if the acquisitions had occurred at the beginning of such periods, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the years ended December 31, 2014, 2013 and 2012 is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Total Revenue	$69,554,714	$63,979,231	$67,334,719
Net Loss	$(1,505,531)	$(2,814,915)	$(15,421,564)
Basic and diluted net loss per share	$(0.04)	$(0.08)	$(0.47)

(3) Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock and warrants (using the if-converted method). Such warrants to purchase Common Stock all expired during the fourth quarter of 2012. For the years ended December 31, 2014, 2013 and 2012, approximately 5.2 million, 4.2 million and 3.3 million unvested restricted stock units, vested and unvested options and warrants to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2014	2013	2012
Basic and diluted net loss per share
Numerator:
Net loss	$3,789,877	$3,785,701	$12,714,951
Preferred stock cash dividends	385,696	-	192,848
Numerator for basic and diluted earnings per share – Net loss attributable to common stockholders	$4,175,573	$3,785,701	$12,907,799

Denominator:
Weighted average basic and diluted shares outstanding	34,370,843	33,725,317	32,710,018

Basic and diluted net loss per share:
Net loss	$0.11	$0.11	$0.38
Preferred stock cash dividends	0.01	-	0.01
Net loss attributable to common stockholders	$0.12	$0.11	$0.39

(4) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash and cash equivalents and restricted cash primarily consist of money market funds and checking accounts. Marketable securities consist of investment grade corporate bonds and two municipal auction rate securities (“ARS”) issued by the District of Columbia with a par value of approximately $1.9 million. As of December 31, 2014, the total fair value of these marketable securities was approximately $3.6 million and the total cost basis was approximately $3.9 million. As of December 31, 2013, the total fair value of these marketable securities was approximately $13.1 million and the total cost basis was approximately $13.3 million. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net loss as they are deemed temporary. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space.

	As of December 31,
	2014	2013
Cash and cash equivalents	$32,459,009	$45,443,759
Current and noncurrent marketable securities	3,569,240	13,097,735
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$37,329,249	$59,842,494

(5) Fair Value Measurements

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of December 31, 2014
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,459,009	$32,459,009	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	3,569,240	2,009,240	—	1,560,000
Contingent earn-out (3)	2,602,105	—	—	2,602,105
Total at fair value	$39,931,354	$35,769,249	$—	$4,162,105

	As of December 31, 2013
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$45,443,759	$45,443,759	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	13,097,735	11,517,735	—	1,580,000
Total at fair value	$59,842,494	$58,262,494	$—	$1,580,000

(1)         Cash and cash equivalents and restricted cash, totaling approximately $33.8 million and $46.7 million as of December 31, 2014 and 2013, respectively, consists primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)         Marketable securities consist of investment grade corporate bonds for which we determine fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million and $1.6 million as of December 31, 2014 and 2013, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive (loss) income, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2014, the Company determined there was a decline in the fair value of its ARS investments of $290 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive (loss) income. The Company used a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)         Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostiocs Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Managements assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2012	$1,540,000
Change in fair value of investment	40,000
Balance December 31, 2013	1,580,000
Change in fair value of investment	(20,000)
Balance December 31, 2014	$1,560,000

Contingent Earn-Out
Balance December 31, 2013	$-
Addition	2,602,105
Balance December 31, 2014	$2,602,105

(6) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful life of computer equipment is three years and furniture and fixtures is five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the respective lease term or the estimated useful life of the asset. If the useful lives of the assets differ materially from the estimates contained herein, additional costs could be incurred, which could have an adverse impact on our expenses.

Property and equipment as of December 31, 2014 and 2013 consists of the following:

	As of December 31,
	2014	2013
Computer equipment	$1,456,483	$6,465,698
Furniture and fixtures	2,072,289	2,726,959
Leasehold improvements	3,401,591	3,401,591
	6,930,363	12,594,248
Less accumulated depreciation and amortization	4,003,538	9,212,676
Property and equipment, net	$2,926,825	$3,381,572

Depreciation and amortization expense for the above noted property and equipment was approximately $912 thousand, $1.4 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company does not include depreciation and amortization expense in cost of services, sales and marketing or general and administrative expense.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

Balance as of December 31, 2012	$25,726,239
Acquisition of The DealFlow Report, The Life Settlements Report and the PrivateRaise database	2,271,047
Balance as of December 31, 2013	27,997,286
Acquisition of Management Diagnostics Limited	16,813,181
Balance as of December 31, 2014	$44,810,467

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2014 and 2013 consist of the following:

	As of December 31,
	2014	2013
Total goodwill	$44,810,467	$27,997,286
Other intangible assets not subject to amortization:
Trade name	$720,000	$720,000
Total other intangible assets not subject to amortization	720,000	720,000
Other intangible assets subject to amortization:
Customer relationships	14,462,136	10,792,136
Software models	1,988,194	1,988,194
Noncompete agreement	130,000	130,000
Product databases	8,619,588	3,367,000
Trade names	810,000	500,000
Capitalized website and software development	6,153,648	7,841,507
Domain names	160,425	160,425
Total other intangible assets subject to amortization	32,323,991	24,779,262
Less accumulated amortization	(12,896,782)	(13,817,447)
Net other intangible assets subject to amortization	19,427,209	10,961,815
Total other intangible assets	$20,147,209	$11,681,815

Intangible assets were established through business acquisitions and internally developed capitalized website and software development costs. Definite-lived intangible assets are amortized on a straight-line basis over a weighted-average period of approximately 9.9 years for customer relationships, 4.7 years for software models, 3.0 years for noncompete agreements, 9.9 years for product databases and 8.3 years for trade names.

Amortization expense totaled approximately $2.3 million, $2.4 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended
December 31,	Amount
2015	$2,627,643
2016	3,270,039
2017	3,020,491
2018	1,729,226
2019	1,717,425
Thereafter	7,062,385
Total	$19,427,209

(8) Accrued Expenses

Accrued expenses as of December 31, 2014 and 2013 consist of the following:

	As of December 31,
	2014	2013
Payroll and related costs	$2,544,215	$1,672,891
Professional fees	890,567	470,423
Tax related	666,102	206,508
Business development	467,876	697,049
Advertising	334,295	401,301
Other liabilities	1,376,027	890,251
Total accrued expenses	$6,279,082	$4,338,423

(9) Income Taxes

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

The Company had approximately $149 million and $156 million of federal and state net operating loss carryforwards as of December 31, 2014 and 2013, respectively. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2034 and expire from 2019 through 2034. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2015 through 2034. The net operating loss carryforwards as of December 31, 2014 and 2013 include approximately $16 million and $15 million, respectively, related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized.

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

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations from continuing operations are set forth below:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current taxes:
U.S. federal	$8	$-	$-
State and local	8	-	-
Foreign	18	-	-
Total current tax expense	$34	$-	$-

Deferred taxes:
U.S. federal	$382	$-	$-
State and local	59	-	-
Foreign	-	-	-
Total deferred tax expense	$441	$-	$-

Total tax expense	$475	$-	$-

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	For the Years Ended December 31,
	2014	2013	2012
U.S. statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	1.1	6.3	6.3
Effect of permanent differences	(9.7)	(2.9)	(0.8)
Change to valuation allowance	(37.4)	(37.4)	(39.7)
Foreign rate tax differential	(2.3)	-	-
Other	0.0	0.0	0.2
Effective income tax rate	(14.3)%	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Operating loss carryforward	$63,553	$62,992
Windfall tax benefit carryforward	(5,332)	(5,243)
Capital loss carryforward	28	30
Goodwill	-	285
Intangible assets	628	1,195
Accrued expenses	1,753	1,677
Depreciation	953	693
Other	1,894	2,050
Total deferred tax assets	63,477	63,679
Deferred tax liabilities:
Goodwill	(455)	-
Trademarks	(274)	(288)
Total deferred tax liabilities	(729)	(288)
Less: valuation allowance	(63,477)	(63,679)
Net deferred tax liability	$(729)	$(288)

The Company has no uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2014, 2013 and 2012.

(10) Stockholders’ Equity

Convertible Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2014, no Series B Preferred Stock has been converted and the warrants have expired without any shares having been purchased. The Series B Preferred Stock has not been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock.

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

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2014 and 2013, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2014, the Company had withheld an aggregate of 1,574,704 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

During the year ended December 31, 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $3.9 million. There were no dividends paid during the year ended December 31, 2013. During both the first and second quarters of 2012 the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $1.8 million. In the third quarter of 2012, the Company’s Board of Directors temporarily suspended the payment of a quarterly dividend.

Stock Options

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. As of December 31, 2014, there remained approximately 1.8 million shares available for future awards under the 2007 Plan. Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was approximately $1.8 million, $2.1 million (inclusive of $393 thousand included in restructuring and other charges) and $2.4 million (inclusive of $222 thousand included in restructuring and other charges), respectively.

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

A summary of the activity of the 1998 and 2007 Plans and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2013	4,435,536	$1.89
Options granted	275,958	$2.27
Options exercised	(185,688)	$1.63
Options cancelled	(234,254)	$2.04
Options expired	(45,511)	$2.94
Awards outstanding, December 31, 2014	4,246,041	$1.90	$2,130	3.80
Awards vested and expected to vest at December 31, 2014	4,043,666	$1.90	$2,048	3.79
Awards exercisable at December 31, 2014	2,270,347	$1.89	$1,214	3.75

A summary of the activity of the 1998 and 2007 Plans pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2013	1,478,447
Restricted stock units granted	470,853
Restricted stock units settled by delivery of Common Stock upon vesting	(723,435)
Restricted stock units cancelled	(20,522)
Awards outstanding, December 31, 2014	1,205,343	$2,869	2.94
Awards vested and expected to vest at December 31, 2014	1,174,614	$2,796	2.63

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2014 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2013	4,711,899	$1.03
Shares underlying options granted	275,958	$0.44
Shares underlying restricted stock units granted	470,853	$2.23
Shares underlying options vested	(1,299,462)	$0.56
Shares underlying restricted stock units issued	(723,435)	$2.01
Shares underlying unvested options cancelled	(234,254)	$0.60
Shares underlying unvested restricted stock units cancelled	(20,522)	$1.70
Shares underlying awards unvested at December 31, 2014	3,181,037	$1.16

For the years ended December 31, 2014, 2013 and 2012, approximately 276 thousand, 1.6 million, and 2.8 million stock options, respectively, were granted to employees of the Company, and 186 thousand and 43 thousand options were exercised during the years ended December 31, 2014 and 2013, respectively, yielding $303 thousand and $74 thousand, respectively, of cash proceeds to the Company. There were no stock options exercised during the year ended December 31, 2012. For the years ended December 31, 2014, 2013 and 2012, approximately 471 thousand, 1.3 million and 249 thousand restricted stock units, respectively, were granted to employees of the Company, and 723 thousand, 751 thousand and 1.3 million, respectively, were issued under restricted stock unit grants. For the years ended December 31, 2014, 2013 and 2012, the total fair value of share-based awards vested was approximately $2.4 million, $2.1 million and $2.7 million, respectively. For the years ended December 31, 2014 and 2013, the total intrinsic value of options exercised was approximately $154 thousand and $16 thousand, respectively. There were no options exercised during the year ended December 31, 2012. For the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of restricted stock units that vested was approximately $1.7 million, $1.4 million and $2.5 million, respectively. As of December 31, 2014, there was approximately $3.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.7 years.

(11) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through August 31, 2021. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent and equipment rental expenses were approximately $1.8 million, $1.5 million and $1.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Additionally, the Company has agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2014, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2014	2015	2016	2017	2018	After 2018
Operating leases	$15,570,439	$2,328,707	$2,152,239	$2,570,784	$2,636,406	$2,651,963	$3,230,340
Employment agreement	7,500,000	2,500,000	2,500,000	2,500,000	—	—	—
Outside contributors	141,667	141,667	—	—	—	—	—
Total contractual cash obligations	$23,212,106	$4,970,374	$4,652,239	$5,070,784	$2,636,406	$2,651,963	$3,230,340

Future minimum cash payments for the year ending December 31, 2015 related to operating leases has been reduced by approximately $720 thousand related to payments to be received related to the sublease of office space.

Legal Proceedings

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

(12) Long Term Investment

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. During the three months ended June 30, 2010, the Company determined it was necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $0.6 million payable on October 31, 2014. On October 28, 2014, a revised subordinated promissory note with revised repayment terms was agreed to which required cash payments of $150 thousand by October 31, 2014, and $105 thousand by November 30, 2014, both of which have been received, with the balance paid in equal quarterly installments over the following two year period. As of December 31, 2014 and 2013, we maintain a full valuation allowance against our subordinated promissory note due to the uncertainty of eventual collection.

(13) Restructuring and Other Charges

During the year ended December 31, 2013, the Company recognized restructuring and other charges totaling approximately $386 thousand primarily related to noncash stock-based compensation costs in connection with the accelerated vesting of certain restricted stock units for a terminated employee (the “2013 Restructuring”).

The following table displays the activity of the 2013 Restructuring reserve account during the year ended December 31, 2013:

Restructuring and other charges	$385,610
Noncash deductions	(393,195)
Adjustment to prior estimate	7,585
Ending balance	$-

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

The following table displays the activity of the 2012 Restructuring reserve account from the initial charges during the first quarter of 2012 through December 31, 2014. The remaining balance as of December 31, 2014 relates to the lease for The Deal’s office space which expires in August 2021.

	Workforce Reduction	Asset Write-Off	Termination of Vendor Services	Lease Termination	Total
Restructuring charge	$3,307,330	$954,302	$531,828	$2,085,000	$6,878,460
Noncash charges	(222,215)	(954,302)	(220,178)	-	(1,396,695)
Payments	(2,462,425)	-	(148,816)	(190,518)	(2,801,759)
Balance December 31, 2012	622,690	-	162,834	1,894,482	2,680,006
Adjustments to prior estimates	(7,586)	-	5,446	27,130	24,990
(Payments) / sublease income, net	(615,104)	-	(168,280)	(640,200)	(1,423,584)
Balance December 31, 2013	-	-	-	1,281,412	1,281,412
Adjustment to prior estimates	-	-	-	44,678	44,678
(Payments) / sublease income, net	-	-	-	58,646	58,646
Balance December 31, 2014	$-	$-	$-	$1,384,736	$1,384,736

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

The following table displays the activity of the 2011 Restructuring reserve account from the initial charges during the fourth quarter 2011 through December 31, 2013:

Restructuring and other charges	$1,825,799
Noncash charges	(647,152)
Balance December 31, 2011	1,178,647
Payments	(1,177,106)
Balance December 31, 2012	1,541
Payments	(1,541)
Balance December 31, 2013	$-

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

The following table displays the activity of the 2009 Restructuring reserve account from the initial charges during the first quarter 2009 through December 31, 2014.

Restructuring and other charges	$3,460,914
Noncash charges	(451,695)
Payments	(1,779,163)
Balance December 31, 2009	1,230,056
Payments	(385,295)
Balance December 31, 2010	844,761
Payments	(170,396)
Balance December 31, 2011	674,365
Payments	(165,401)
Reduction to prior estimate	(288,667)
Balance December 31, 2012	220,297
Payments	(124,023)
Balance December 31, 2013	96,274
Reduction to prior estimate	(75,603)
Payments	(20,671)
Balance December 31, 2014	$-

(14) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2014	2013
Acquisition contingent earn out	$2,602,105	$-
Deferred rent	2,301,999	2,629,798
Noncurrent restructuring charges	1,384,736	1,281,412
Deferred revenue	619,443	758,119
Other liabilities	1,892	2,092
	$6,910,175	$4,671,421

(15) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees. For the year ended December 31, 2012, the plan provided an employer match of 50% of employee contributions, up to a maximum of 4% of each employee’s total compensation within statutory limits. Effective January 1, 2013, the Company increased its matching contribution to 100% of employee contributions, up to a maximum of 6% of each employee’s total compensation within statutory limits, and effective January 1, 2014, the Company increased its matching contribution to 100% of employee contributions, up to a maximum of 8% of each employee’s total compensation within statutory limits.  The Company’s matching contribution totaled approximately $1.4 million, $759 thousand and $123 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

(16) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$14,389	$14,762	$14,619	$17,283
Total operating expense	15,554	15,435	15,113	18,355
Net loss	(1,127)	(642)	(467)	(1,556)
Preferred stock cash dividends	96	96	96	96
Net loss attributable to common stockholders	$(1,223)	$(738)	$(563)	$(1,652)
Basic and diluted net loss per share
Net loss	$(0.04)	$(0.02)	$(0.02)	$(0.05)
Preferred stock cash dividends	(0.00)	(0.00)	(0.00)	(0.00)
Net loss attributable to common stockholders	$(0.04)	$(0.02)	$(0.02)	$(0.05)

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$12,580	$13,484	$13,585	$14,801
Total operating expense	14,395	14,627	14,796	14,628
Net (loss) income attributable to common stockholders	(1,743)	(1,076)	(1,179)	213
Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.03)	$(0.03)	$0.01

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write- offs	Balance at End of Period
For the year ended December 31, 2014	$202,207	$202,340	$86,406	$318,141
For the year ended December 31, 2013	$165,291	$80,819	$43,903	$202,207
For the year ended December 31, 2012	$158,870	$114,870	$108,449	$165,291

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 11, 2013
3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011
3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011
3.4	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007
4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999
4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007
10.1	Stock Purchase Agreement, dated October 7, 2014 by and between TheStreet, Inc., The Deal, LLC and Management Diagnostics Limited. Δ
10.2+	Severance Agreement Between TheStreet, Inc. and Erwin Eichmann, dated November 5, 2014	10-Q	000-25779	10.1	November 7, 2014
10.3+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012
10.4+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013
10.5	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999
10.6	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005
10.7	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008
10.8	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009
10.9	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007
10.10	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007
10.11	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012
10.12+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012

10.13+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012
10.14+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012
10.15+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012
10.16+	Severance Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.5	May 7, 2012
10.17+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.23	February 22, 2013
10.18+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.24	February 22, 2013
10.19+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann	10-K	000-25773	10.25	February 22, 2013
10.20+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.	10-K	000-25773	10.26	February 22, 2013
10.21	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014
10.22	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014
10.23	Employment Agreement dated as of November 14, 2013 between James J. Cramer and the Company.	10-K	000-25779	10.21	February 28, 2014
10.24	Employment Offer Letter dated as of July 18, 2013 between the Company and Vanessa J. Soman.	10-K	000-25779	10.22	February 28, 2014
21.1	Subsidiaries of the Company.
23.1	Consent of BDO USA, LLP.
23.2	Consent of KPMG LLP.
31.1	Rule 13a-14(a) Certification of CEO.
31.2	Rule 13a-14(a) Certification of CFO.
32.1	Section 1350 Certification of CEO.
32.2	Section 1350 Certification of CFO.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement
*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections
Δ	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. TheStreet agrees to furnish supplementally a copy of any omitted schedule to the SEC upon its request.