Form 10-Q
period 2015-03-31
THESTREET, INC.
filed 2015-05-08
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of May 5, 2015
Common Stock, par value $0.01 per share	34,848,971

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended March 31, 2015

i

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$33,698,585	$32,459,009
Accounts receivable, net of allowance for doubtful accounts of $318,141 as of March 31, 2015 and $318,141 as of December 31, 2014	3,854,796	5,103,899
Marketable securities	-	2,009,240
Other receivables, net	533,235	549,933
Prepaid expenses and other current assets	1,535,231	987,693
Restricted cash	639,750	639,750
Total current assets	40,261,597	41,749,524

Property and equipment, net of accumulated depreciation and amortization of $4,197,278 as of March 31, 2015 and $4,003,538 as of December 31, 2014	2,780,240	2,926,825
Marketable securities	1,540,000	1,560,000
Other assets	292,788	77,052
Goodwill	43,590,079	44,810,467
Other intangibles, net of accumulated amortization of $13,597,451 as of March 31, 2015 and $12,896,782 as of December 31, 2014	19,558,739	20,147,209
Restricted cash	661,250	661,250
Total assets	$108,684,693	$111,932,327

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,634,314	$2,474,737
Accrued expenses	4,447,869	6,279,082
Deferred revenue	27,833,184	26,427,816
Other current liabilities	1,078,365	1,241,508
Total current liabilities	35,993,732	36,423,143
Deferred tax liability	914,676	728,899
Other liabilities	7,036,691	6,910,175
Total liabilities	43,945,099	44,062,217

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2015 and December 31, 2014; the aggregate liquidation preference totals $55,000,000 as of March 31, 2015 and December 31, 2014	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,092,026 shares issued and 34,847,556 shares outstanding as of March 31, 2015, and 41,967,369 shares issued and 34,727,641 shares outstanding as of December 31, 2014	420,920	419,674
Additional paid-in capital	271,321,195	271,943,049
Accumulated other comprehensive loss	(1,749,831)	(227,476)
Treasury stock at cost; 7,244,470 shares as of March 31, 2015 and 7,239,728 shares as of December 31, 2014	(12,919,684)	(12,908,943)
Accumulated deficit	(192,333,061)	(191,356,249)
Total stockholders’ equity	64,739,594	67,870,110
Total liabilities and stockholders’ equity	$108,684,693	$111,932,327

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net revenue:
Subscription services	$14,097,062	$11,449,867
Media	2,792,987	2,939,211
Total net revenue	16,890,049	14,389,078

Operating expense:
Cost of services	8,323,691	7,737,965
Sales and marketing	4,511,089	4,101,285
General and administrative	3,787,871	2,978,570
Depreciation and amortization	978,236	735,861
Total operating expense	17,600,887	15,553,681
Operating loss	(710,838)	(1,164,603)
Net interest (expense) income	(33,533)	38,478
Net loss before income taxes	(744,371)	(1,126,125)
Provision for income taxes	232,441	-
Net loss	(976,812)	(1,126,125)
Preferred stock cash dividends	96,424	96,424
Net loss attributable to common stockholders	$(1,073,236)	$(1,222,549)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(0.03)	$(0.04)

Cash dividends declared and paid per common share	$0.025	$0.025

Weighted average basic and diluted shares outstanding	34,779,165	34,206,260

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

2

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net loss	$(976,812)	$(1,126,125)
Foreign currency translation loss	(1,498,599)	-
Unrealized loss on marketable securities	(23,756)	(108,411)
Comprehensive loss	$(2,499,167)	$(1,234,536)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(976,812)	$(1,126,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	373,391	446,630
Provision for doubtful accounts	50,013	43,821
Depreciation and amortization	978,236	735,861
Deferred taxes	185,777	-
Deferred rent	(81,949)	(81,286)
Changes in operating assets and liabilities:
Accounts receivable	1,188,264	794,719
Other receivables	16,698	(139,890)
Prepaid expenses and other current assets	(549,954)	(49,256)
Other intangibles	-	(9,675)
Other assets	(215,314)	(21,254)
Accounts payable	162,968	543,427
Accrued expenses	(1,836,116)	(656,435)
Deferred revenue	1,544,495	1,901,500
Other current liabilities	(218,161)	40,141
Other liabilities	223,146	-
Net cash provided by operating activities	844,682	2,422,178

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	2,005,484	3,304,864
Capital expenditures	(672,791)	(340,785)
Net cash provided by investing activities	1,332,693	2,964,079

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(909,106)	(860,016)
Cash dividends paid on preferred stock	(96,424)	(96,424)
Proceeds from the exercise of stock options	391	118,546
Shares withheld on RSU vesting to pay for withholding taxes	(10,741)	(33,783)
Net cash used in financing activities	(1,015,880)	(871,677)

Effect of exchange rate changes on cash and cash equivalents	78,081	-

Net increase in cash and cash equivalents	1,239,576	4,514,580
Cash and cash equivalents, beginning of period	32,459,009	45,443,759
Cash and cash equivalents, end of period	$33,698,585	$49,958,339

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the three month period ended March 31, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015 (“2014 Form 10-K”).

The Company has evaluated subsequent events for recognition or disclosure.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. We believe the adoption of ASU 2015-01 will not have a material effect on our consolidated financial statements.

2.	ACQUISITION

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

The results of operations of MDL are included in the Company’s condensed consolidated financial statements for the three months ended March 31, 2015. Unaudited pro forma consolidated financial information is presented below as if the acquisition of MDL had occurred on January 1, 2014. The historical financial statements of MDL were prepared in accordance with United Kingdom Generally Accepted Accounting Principles and have been converted to US Generally Accepted Accounting Principles for purposes of the unaudited pro forma consolidated financial information presented below. The historical financial statements of MDL were prepared in accordance with United Kingdom Generally Accepted Accounting Principles and have been converted to US Generally Accepted Accounting Principles for purposes of the unaudited pro forma consolidated financial information presented below. The results have been adjusted to account for the amortization of acquired intangible assets and to reclassify a defined benefit plan actuarial gain recorded by MDL within the statement of operations to accumulated other comprehensive income in accordance with U.S. generally accepted accounting principles. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three months ended March 31, 2014 is as follows:

Total revenue	$16,905,336
Net loss	$941,691
Basic and diluted net loss per share	$0.03

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of March 31, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.5 million. As of December 31, 2014, marketable securities also included an investment grade corporate bond, and the aggregate fair value of these marketable securities was approximately $3.6 million and the total cost basis was approximately $3.9 million. The decrease in marketable securities was due to the Company not reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. Additionally, the Company has a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$33,698,585	$32,459,009
Current and noncurrent marketable securities	1,540,000	3,569,240
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$36,539,585	$37,329,249

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of March 31, 2015
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$33,698,585	$33,698,585	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	1,540,000	—	—	1,540,000
Contingent earn-out (3)	2,635,263	—	—	2,635,263
Total at fair value	$39,174,848	$34,999,585	$—	$4,175,263

	As of December 31, 2014
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,459,009	$32,459,009	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	3,569,240	2,009,240	—	1,560,000
Contingent earn-out (3)	2,602,105	—	—	2,602,105
Total at fair value	$39,931,354	$35,769,249	$—	$4,162,105

(1)	Cash, cash equivalents and restricted cash, totaling approximately $35.0 million and $33.8 million as of March 31, 2015 and December 31, 2014, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities as of December 31, 2014 include an investment grade corporate bond for which we determined fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million and $1.6 million as of March 31, 2015 and December 31, 2014, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2015, the Company determined that there was a decline in the fair value of its ARS investments of $310 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its ARS investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Contingent Earn-Out
Balance December 31, 2014	$1,560,000	$2,602,105
Change in fair value	(20,000)	33,158
Balance March 31, 2015	$1,540,000	$2,635,263

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2015 and 2014 was $0.41 and $0.41, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2015	2014
Expected option lives	3.0 years	3.0 years
Expected volatility	35.82%	35.93%
Risk-free interest rate	0.98%	0.82%
Expected dividend yield	4.44%	4.32%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2015 and 2014 was $2.30 and $2.23, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of March 31, 2015, there remained 1,741,860 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $373 thousand and $447 thousand of noncash stock-based compensation for the three month periods ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was approximately $3.0 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.4 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2014	4,246,041	$1.90
Options granted	35,000	$2.30
Options exercised	(281)	$1.39
Options cancelled	(141,169)	$1.83
Options expired	(53,153)	$3.46
Awards outstanding at March 31, 2015	4,086,438	$1.89	$167	3.59
Awards vested and expected to vest at March 31, 2015	3,940,457	$1.88	$163	3.59
Awards exercisable at March 31, 2015	2,494,598	$1.86	$108	3.52

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2014	1,205,343
Restricted stock units granted	78,261
Restricted stock units vested	(124,376)
Restricted stock units cancelled	(12,501)
Awards outstanding at March 31, 2015	1,146,727	$2,064	2.60
Awards vested and expected to vest at March 31, 2015	1,124,227	$2,023	2.59

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2015 and changes in the three month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2014	3,181,037	$1.16
Shares underlying options granted	35,000	$0.41
Shares underlying restricted stock units granted	78,261	$2.30
Shares underlying options vested	(277,685)	$0.51
Shares underlying restricted stock units vested	(124,376)	$2.22
Shares underlying options cancelled	(141,169)	$0.51
Shares underlying restricted stock units cancelled	(12,501)	$1.70
Shares underlying awards unvested at March 31, 2015	2,738,567	$1.23

For the three months ended March 31, 2015 and 2014, the total fair value of share-based awards vested was approximately $427 thousand and $793 thousand, respectively. For the three months ended March 31, 2015 and 2014, the total intrinsic value of options exercised was $205 and $50 thousand, respectively. For the three months ended March 31, 2015 and 2014, approximately 35 thousand and 46 thousand stock options, respectively, were granted, and 281 and 63 thousand stock options, respectively, were exercised yielding $391 and $119 thousand, respectively, of cash proceeds to the Company. Additionally, for the three months ended March 31, 2015 and 2014, approximately 78 thousand and 471 thousand restricted stock units, respectively, were granted, and approximately 124 thousand and 262 thousand shares, respectively, were issued under restricted stock unit grants.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three-month periods ended March 31, 2015 and 2014, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2015, the Company had withheld an aggregate of 1,579,446 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

During the three months ended March 31, 2015 and 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $1.0 million and $956 thousand, respectively.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended March 31, 2015 and 2014, approximately 4.2 million and 6.1 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss	$(976,812)	$(1,126,125)
Preferred stock cash dividends	(96,424)	(96,424)
Numerator for basic and diluted earnings per share
Net loss available to common stockholders	$(1,073,236)	$(1,222,549)
Denominator:
Weighted average basic and diluted shares outstanding	34,779,165	34,206,260

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.03)	$(0.04)

9.	INCOME TAXES

Income tax expense for the three months ended March 31, 2015 was $232,441 and reflects an effective tax rate of 27%. There was no tax expense in the three months ended March 31, 2014. The current period tax primarily relates to the recognition of $180 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $52 thousand of income tax expense in certain jurisdictions where there are not net operating losses available to offset taxable income.

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

The Company had approximately $149 million of federal and state net operating loss carryforwards as of December 31, 2014, which results in deferred tax assets of approximately $63 million. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2034 and expire from 2019 through 2034. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2015 through 2034. The net operating loss carryforward as of December 31, 2014 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the three months ended March 31, 2015 and nine month projections, management expects to generate a tax loss in 2015 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2015, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three months ended March 31, 2015 and 2014, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2015 and December 31, 2014, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the 2012 Restructuring reserve account during the three months ended March 31, 2015 and 2014. The remaining balance as of March 31, 2015 relates to the lease for The Deal’s office space which expires in August 2021.

	For the Three Months Ended March 31,
	2015	2014
Beginning balance	$1,384,736	$1,281,412
Adjustment to prior estimate	8,130	80,190
(Payments)/sublease income, net	(66,435)	59,425
Ending balance	$1,326,431	$1,421,027

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

The following table displays the activity of the 2009 Restructuring reserve account during the three months ended March 31, 2014.

Beginning balance	$96,274
Adjustment to prior estimate	(75,603)
Net payments	(20,671)
Ending balance	$-

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2015	December 31, 2014
Acquisition contingent earn-out	$2,635,263	$2,602,105
Deferred rent	2,195,734	2,301,999
Restructuring charge	1,326,431	1,384,736
Deferred revenue	875,261	619,443
Other	4,002	1,892
Total other liabilities	$7,036,691	$6,910,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

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

We perform annual impairment tests of goodwill and indefinite-lived intangible assets as of September 30 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist.

In conducting our annual 2014 goodwill impairment test through our independent appraisal firm, we used the market approach for the valuation of our common stock and the income approach for our preferred shares. We also performed an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the results of the common stock market approach. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) exceeded its book value. The fair value of our outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to our Preferred Stock, we also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on our board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock.

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

A summary of our critical accounting policies and estimates can be found in our 2014 Form 10-K.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2014 Form 10-K, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and March 31, 2014

Net Revenue

	For the Three Months Ended March 31,
Net revenue:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Subscription services	$14,097,062	83%	$11,449,867	80%	23%
Media	2,792,987	17%	2,939,211	20%	-5%
Total net revenue	$16,890,049	100%	$14,389,078	100%	17%

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

Subscription services revenue increased by approximately $2.6 million, or 23%, over the periods. The increase was the result of approximately $2.4 million of additional revenue related to the operations of Management Diagnostics Limited (“MDL”), which was acquired on October 31, 2014 and therefore did not contribute any revenue in the prior year period. Excluding MDL, revenue for the three months ended March 31, 2015 increased by approximately $261 thousand, or 2%, when compared to the three months ended March 31, 2014. The increase was primarily related to a 3% increase in the weighted-average number of subscriptions, partially offset by a 1% decrease in the average revenue recognized per subscription. The increase in the weighted average number of subscriptions was due to new subscribers to the Company’s newsletter products. The decrease in the average revenue recognized per subscription during the period was primarily the result of the mix of products sold.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue decreased by approximately $146 thousand, or 5%, over the periods. The decrease was primarily the result of reduced demand from repeat advertisers, while revenue from non-repeat advertisers was flat over the periods.

Operating Expense

	For the Three Months Ended March 31,
Operating expense:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Cost of services	$8,323,691	49%	$7,737,965	54%	8%
Sales and marketing	4,511,089	27%	4,101,285	29%	10%
General and administrative	3,787,871	22%	2,978,570	21%	27%
Depreciation and amortization	978,236	6%	735,861	5%	33%
Total operating expense	$17,600,887		$15,553,681		13%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $586 thousand, or 8%, over the periods. The increase was the result of approximately $856 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, cost of services expense for the three months ended March 31, 2015 decreased by approximately $270 thousand, or 3%, when compared to the three months ended March 31, 2014. The decrease was primarily the result of reduced compensation and related expense due to a 6% decrease in average headcount (excluding the impact of headcount of MDL), as well as reduced revenue share payments made to certain distribution partners, recruiting fees, and computer services and supply costs, the aggregate of which decreased by approximately $432 thousand. These cost decreases were partially offset by higher outside contributor, data and consulting costs, the aggregate of which increased by approximately $221 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $410 thousand, or 10%, over the periods. The increase was the result of approximately $423 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, sales and marketing expense for the three months ended March 31, 2015 decreased by approximately $13 thousand, or 0%, when compared to the three months ended March 31, 2014. The decrease was primarily the result of reduced advertising, promotion and public relations costs totaling $281 thousand partially offset by higher advertisement serving costs and compensation and related costs due to a 5% increase in average headcount (excluding the impact of headcount of MDL), the aggregate of which increased by approximately $256 thousand.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $809 thousand, or 27%, over the periods. The increase was the result of approximately $716 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, general and administrative expense for the three months ended March 31, 2015 increased by approximately $93 thousand, or 3%, when compared to the three months ended March 31, 2014. The increase was primarily the result of higher professional fees and compensation related costs, the aggregate of which increased by approximately $188 thousand, partially offset by a reduction in consulting fees totaling approximately $68 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $242 thousand, or 33%, over the periods. The increase was the result of approximately $244 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period.

Net Interest (Expense) Income

	For the Three Months Ended March 31,		Percent
	2015	2014	Change
Net interest (expense) income	$(33,533)	$38,478	-187%

The change in net interest (expense) income was the result of interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions, reduced marketable securities balances and lower interest rates.

Provision for Income Taxes

Income tax expense for the three months ended March 31, 2015 was $232,441 and reflects an effective tax rate of 27%. There was no tax expense in the three months ended March 31, 2014. The current period tax primarily relates to the recognition of $180 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $52 thousand of income tax expense in certain jurisdictions where there are not net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2015 totaled approximately $1.1 million, or $0.03 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.2 million, or $0.04 per basic and diluted share, for the three months ended March 31, 2014.

Liquidity and Capital Resources

Our current assets as of March 31, 2015 consisted primarily of cash and cash equivalents and accounts receivable. Our current liabilities as of March 31, 2015 consisted primarily of deferred revenue, accrued expenses and accounts payable. As of March 31, 2015, our current assets totaled approximately $40.3 million, 12% greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of March 31, 2015, our cash, cash equivalents, marketable securities and restricted cash totaled approximately $36.5 million, representing 33% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$33,698,585	$32,459,009
Current and noncurrent marketable securities	1,540,000	3,569,240
Current and noncurrent restricted cash	1,301,000	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$36,539,585	$37,329,249

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the three-month period ended March 31, 2015 totaled approximately $845 thousand, as compared to net cash provided by operating activities totaling approximately $2.4 million for the three-month period ended March 31, 2014. The reduction in net cash provided by operating activities was primarily the result of changes in the balances of accrued expenses, prepaid expenses and accounts payable over the periods. These declines were partially offset by increased noncash expenses.

Net cash provided by investing activities for the three-month period ended March 31, 2015 totaled approximately $1.3 million, as compared to net cash provided by investing activities totaling approximately $3.0 million for the three-month period ended March 31, 2014. The reduction in net cash provided by investing activities was primarily the result of fewer maturities of marketable securities as well as increased capital expenditures.

Net cash used in financing activities for the three-month period ended March 31, 2015 totaled approximately $1.0 million, as compared to net cash used in financing activities totaling approximately $872 thousand for the three-month period ended March 31, 2014. The increase in net cash used in financing activities was primarily the result of decreased cash received from the exercise of stock options.

We have a total of approximately $1.3 million of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through March 31, 2016, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2014, we had approximately $149 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $63 million. Based on operating results for the three months ended March 31, 2015 and nine month projections, management expects to generate a tax loss in 2015 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2015, we have withheld an aggregate of 1,579,446 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

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

Changes in Internal Control Over Financial Reporting: In October of 2014, the Company completed the acquisition of MDL. See Note 2 to the Condensed Consolidated Financial Statements (Acquisition) for additional information. As permitted by applicable guidelines established by the SEC, our management excluded the MDL operations from its assessment of internal control over financial reporting as of March 31, 2015.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has determined that during the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the information set forth in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2014, which we filed with the Securities and Exchange Commission on March 5, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company	8-K	000-25779	3.1	March 19, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

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

THESTREET, INC.

Date: May 8, 2015	By:	/s/ Elisabeth DeMarse
		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: May 8, 2015	By:	/s/ John Ferrara
		Name:	John Ferrara
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company	8-K	000-25779	3.1	March 19, 2015

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.