Form 10-Q
period 2015-06-30
THESTREET, INC.
filed 2015-08-07
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of August 4, 2015
Common Stock, par value $0.01 per share	34,853,538

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended June 30, 2015

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$31,341,423	$32,459,009
Accounts receivable, net of allowance for doubtful accounts of $316,728 as of June 30, 2015 and $318,141 as of December 31, 2014	4,316,856	5,103,899
Marketable securities	-	2,009,240
Other receivables, net	496,432	549,933
Prepaid expenses and other current assets	1,206,180	987,693
Restricted cash	500,000	639,750
Total current assets	37,860,891	41,749,524

Property and equipment, net of accumulated depreciation and amortization of $4,319,226 as of June 30, 2015 and $4,003,538 as of December 31, 2014	3,261,646	2,926,825
Marketable securities	1,540,000	1,560,000
Other assets	359,700	77,052
Goodwill	44,265,776	44,810,467
Other intangibles, net of accumulated amortization of $14,355,277 as of June 30, 2015 and $12,896,782 as of December 31, 2014	19,617,815	20,147,209
Restricted cash	661,250	661,250
Total assets	$107,567,078	$111,932,327

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,520,577	$2,474,737
Accrued expenses	4,266,659	6,279,082
Deferred revenue	27,409,460	26,427,816
Other current liabilities	934,701	1,241,508
Total current liabilities	35,131,397	36,423,143
Deferred tax liability	1,095,017	728,899
Other liabilities	6,922,736	6,910,175
Total liabilities	43,149,150	44,062,217

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2015 and December 31, 2014; the aggregate liquidation preference totals $55,000,000 as of June 30, 2015 and December 31, 2014	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,096,722 shares issued and 34,852,123 shares outstanding as of June 30, 2015, and 41,967,369 shares issued and 34,727,641 shares outstanding as of December 31, 2014	420,967	419,674
Additional paid-in capital	270,692,680	271,943,049
Accumulated other comprehensive loss	(771,533)	(227,476)
Treasury stock at cost; 7,244,599 shares as of June 30, 2015 and 7,239,728 shares as of December 31, 2014	(12,919,920)	(12,908,943)
Accumulated deficit	(193,004,321)	(191,356,249)
Total stockholders’ equity	64,417,928	67,870,110
Total liabilities and stockholders’ equity	$107,567,078	$111,932,327

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue:
Subscription services	$13,983,871	$11,557,413	$28,080,933	$23,007,280
Media	3,153,048	3,204,841	5,946,035	6,144,052
Total net revenue	17,136,919	14,762,254	34,026,968	29,151,332
Operating expense:
Cost of services	8,585,978	7,676,619	16,909,669	15,414,584
Sales and marketing	4,113,677	3,758,584	8,624,766	7,859,869
General and administrative	3,683,619	3,278,484	7,471,490	6,257,054
Depreciation and amortization	1,137,442	721,511	2,115,678	1,457,372
Total operating expense	17,520,716	15,435,198	35,121,603	30,988,879
Operating loss	(383,797)	(672,944)	(1,094,635)	(1,837,547)
Net interest (expense) income	(32,872)	31,457	(66,405)	69,935
Net loss before income taxes	(416,669)	(641,487)	(1,161,040)	(1,767,612)
Provision for income taxes	254,591	-	487,032	-
Net loss	(671,260)	(641,487)	(1,648,072)	(1,767,612)
Preferred stock cash dividends	96,424	96,424	192,848	192,848
Net loss attributable to common stockholders	$(767,684)	$(737,911)	$(1,840,920)	$(1,960,460)
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.06)
Cash dividends declared and paid per common share	$0.025	$0.025	$0.05	$0.05

Weighted average basic and diluted shares outstanding	34,848,571	34,367,669	34,814,060	34,287,410

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(671,260)	$(641,487)	$(1,648,072)	$(1,767,612)
Foreign currency translation gain (loss)	1,017,492	-	(481,107)	-
Unrealized loss on marketable securities	(39,194)	(26,215)	(62,950)	(134,626)
Comprehensive income (loss)	$307,038	$(667,702)	$(2,192,129)	$(1,902,238)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,648,072)	$(1,767,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	741,145	864,059
Provision for (recovery of) doubtful accounts	95,546	(22,284)
Depreciation and amortization	2,115,678	1,457,372
Deferred taxes	360,882	-
Deferred rent	(163,899)	(162,573)
Changes in operating assets and liabilities:
Accounts receivable	695,408	(194,955)
Other receivables	53,501	(81,422)
Prepaid expenses and other current assets	(217,295)	(77,543)
Other assets	(81,259)	12,620
Accounts payable	45,008	(165,429)
Accrued expenses	(2,103,315)	(239,147)
Deferred revenue	1,299,920	2,627,428
Other current liabilities	(396,373)	(223,843)
Other liabilities	(39,585)	-
Net cash provided by operating activities	757,290	2,026,671

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	2,005,484	5,356,309
Adjustment to purchase of Management Diagnostics Limited	50,494	-
Capital expenditures	(2,091,654)	(801,474)
Net cash (used in) provided by investing activities	(35,676)	4,554,835

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(1,780,956)	(1,720,553)
Cash dividends paid on preferred stock	(192,848)	(192,848)
Proceeds from the exercise of stock options	839	147,827
Restricted cash	139,750	-
Shares withheld on RSU vesting to pay for withholding taxes	(10,977)	(35,632)
Net cash used in financing activities	(1,844,192)	(1,801,206)

Effect of exchange rate changes on cash and cash equivalents	4,992	-

Net (decrease) increase in cash and cash equivalents	(1,117,586)	4,780,300
Cash and cash equivalents, beginning of period	32,459,009	45,443,759
Cash and cash equivalents, end of period	$31,341,423	$50,224,059

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the six month period ended June 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

The results of operations of MDL are included in the Company’s condensed consolidated financial statements for the six months ended June 30, 2015. Unaudited pro forma consolidated financial information is presented below as if the acquisition of MDL had occurred on January 1, 2014. The historical financial statements of MDL were prepared in accordance with United Kingdom Generally Accepted Accounting Principles and have been converted to US Generally Accepted Accounting Principles for purposes of the unaudited pro forma consolidated financial information presented below. The results have been adjusted to account for the amortization of acquired intangible assets and to reclassify a defined benefit plan actuarial gain recorded by MDL within the statement of operations to accumulated other comprehensive income in accordance with U.S. generally accepted accounting principles. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three and six months ended June 30, 2014 is as follows:

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Total revenue	$17,323,171	$34,228,507
Net loss	$474,309	$1,416,000
Basic and diluted net loss per share	$0.01	$0.04

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of June 30, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.5 million. As of December 31, 2014, marketable securities also included an investment grade corporate bond, and the aggregate fair value of these marketable securities was approximately $3.6 million and the total cost basis was approximately $3.9 million. The decrease in marketable securities was due to the Company not reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. Additionally, the Company has a total of approximately $1.2 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$31,341,423	$32,459,009
Current and noncurrent marketable securities	1,540,000	3,569,240
Current and noncurrent restricted cash	1,161,250	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$34,042,673	$37,329,249

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2015
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$31,341,423	$31,341,423	$—	$—
Restricted cash (1)	1,161,250	1,161,250	—	—
Marketable securities (2)	1,540,000	—	—	1,540,000
Contingent earn-out (3)	2,524,023	—	—	2,524,023
Total at fair value	$36,566,696	$32,502,673	$—	$4,064,023

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$32,459,009	$32,459,009	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	3,569,240	2,009,240	—	1,560,000
Contingent earn-out (3)	2,602,105	—	—	2,602,105
Total at fair value	$39,931,354	$35,769,249	$—	$4,162,105

(1)	Cash, cash equivalents and restricted cash, totaling approximately $32.5 million and $33.8 million as of June 30, 2015 and December 31, 2014, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities as of December 31, 2014 include an investment grade corporate bond for which we determined fair value through quoted market prices. Marketable securities also consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2015, the Company determined that there was a decline in the fair value of its ARS investments of $310 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its ARS investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Contingent Earn-Out
Balance December 31, 2014	$1,560,000	$2,602,105
Change in fair value	(20,000)	-
Purchase accounting adjustment	-	(144,398)
Accretion of net present value	-	66,316
Balance June 30, 2015	$1,540,000	$2,524,023

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The weighted-average grant date fair value per share of stock option awards granted during the six months ended June 30, 2015 and 2014 was $0.41 and $0.45, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2015	2014
Expected option lives	3.0 years	3.3 years
Expected volatility	35.66%	35.98%
Risk-free interest rate	0.99%	0.94%
Expected dividend yield	4.51%	4.11%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2015 and 2014 was $2.23 and $2.23, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of June 30, 2015, there remained 1,788,838 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan, the Company recorded approximately $368 thousand and $741 thousand of noncash stock-based compensation for the three and six month periods ended June 30, 2015, respectively, as compared to approximately $417 thousand and $864 thousand of noncash stock-based compensation for the three and six month periods ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was approximately $2.7 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.2 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2014	4,246,041	$1.90
Options granted	37,795	$2.27
Options exercised	(603)	$1.39
Options forfeited	(151,912)	$1.88
Options expired	(109,559)	$2.74
Awards outstanding at June 30, 2015	4,021,762	$1.88	$186	3.39
Awards vested and expected to vest at June 30, 2015	3,911,029	$1.88	$183	3.39
Awards exercisable at June 30, 2015	2,668,722	$1.85	$133	3.35

A summary of the activity of the 2007 Plan pertaining to restricted stock unit grants is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2014	1,205,343
Restricted stock units granted	95,637
Restricted stock units vested	(128,750)
Restricted stock units forfeited	(12,501)
Awards outstanding at June 30, 2015	1,159,729	$2,099	2.35
Awards vested and expected to vest at June 30, 2015	1,137,229	$2,058	2.32

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2015 and changes in the six month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2014	3,181,037	$1.16
Shares underlying options granted	37,795	$0.41
Shares underlying restricted stock units granted	95,637	$2.23
Shares underlying options vested	(508,537)	$0.52
Shares underlying restricted stock units vested	(128,750)	$2.21
Shares underlying options forfeited	(151,912)	$0.48
Shares underlying restricted stock units forfeited	(12,501)	$1.70
Shares underlying awards unvested at June 30, 2015	2,512,769	$1.30

For the six months ended June 30, 2015 and 2014, the total fair value of share-based awards vested was approximately $557 thousand and $969 thousand, respectively. For the six months ended June 30, 2015 and 2014, the total intrinsic value of options exercised was approximately $373 and $63 thousand, respectively. For the six months ended June 30, 2015 and 2014, approximately 38 thousand and 76 thousand stock options, respectively, were granted, and approximately 1 thousand and 80 thousand stock options, respectively, were exercised yielding approximately $1 thousand and $148 thousand, respectively, of cash proceeds to the Company. Additionally, for the six months ended June 30, 2015 and 2014, approximately 96 thousand and 471 thousand restricted stock units, respectively, were granted, and approximately 129 thousand and 269 thousand shares, respectively, were issued under restricted stock unit grants.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six-month periods ended June 30, 2015 and 2014, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2015, the Company had withheld an aggregate of 1,579,575 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

During the three months ended June 30, 2015 and 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $968 thousand and $957 thousand, respectively. When combined with the quarterly cash dividend paid during the three months ended March 31, 2015 and 2014, year-to-date dividends totaled approximately $2.0 million and $1.9 million, respectively.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended June 30, 2015 and 2014, approximately 3.5 million and 6.0 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the six months ended June 30, 2015 and 2014, approximately 4.1 million and 5.9 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic and diluted net loss per share:
Numerator:
Net loss	$(671,260)	$(641,487)	$(1,648,072)	$(1,767,612)
Preferred stock cash dividends	96,424	96,424	192,848	192,848
Numerator for basic and diluted earnings per share
Net loss attributable to common stockholders	$(767,684)	$(737,911)	$(1,840,920)	$(1,960,460)
Denominator:
Weighted average basic and diluted shares outstanding	34,848,571	34,367,669	34,814,060	34,287,410

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.06)

9.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2015 was approximately $255 thousand and $487 thousand, respectively, and reflects an effective tax rate of -61% and -42%, respectively. There was no tax expense in the three or six months ended June 30, 2014. Tax expense for the three months ended June 30, 2015 primarily relates to the recognition of approximately $181 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of approximately $74 thousand of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income. Tax expense for the six months ended June 30, 2015 primarily relates to the recognition of approximately $361 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of approximately $126 thousand of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

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

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2034 and expire from 2019 through 2034. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2015 through 2034. The net operating loss carryforward as of December 31, 2014 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the six months ended June 30, 2015 and six month projections, management expects to generate a tax loss in 2015 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2015, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and six months ended June 30, 2015 and 2014, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2015 and December 31, 2014, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the 2012 Restructuring reserve account during the six months ended June 30, 2015 and 2014. The remaining balance as of June 30, 2015 relates to the lease for The Deal’s office space which expires in August 2021.

	For the Six Months Ended June 30,
	2015	2014
Beginning balance	$1,384,736	$1,281,412
Adjustment to prior estimate	16,260	138,528
(Payments)/sublease income, net	(74,240)	2,131
Ending balance	$1,326,756	$1,422,071

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

The following table displays the activity of the 2009 Restructuring reserve account during the six months ended June 30, 2014.

Beginning balance	$96,274
Adjustment to prior estimate	(75,603)
Net payments	(20,671)
Ending balance	$-

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2015	December 31, 2014
Acquisition contingent earn-out	$2,524,023	$2,602,105
Deferred rent	2,077,689	2,301,999
Restructuring charge	1,326,756	1,384,736
Deferred revenue	952,164	619,443
Other	42,104	1,892
Total other liabilities	$6,922,736	$6,910,175

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and June 30, 2014

Net Revenue

	For the Three Months Ended June 30,
	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Net revenue:
Subscription services	$13,983,871	82%	$11,557,413	78%	21%
Media	3,153,048	18%	3,204,841	22%	-2%
Total net revenue	$17,136,919	100%	$14,762,254	100%	16%

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

Subscription services revenue increased by approximately $2.4 million, or 21%, over the periods. The increase was the result of approximately $2.4 million of additional revenue related to the operations of Management Diagnostics Limited (“MDL”), which was acquired on October 31, 2014 and therefore did not contribute any revenue in the prior year period. Excluding MDL, revenue for the three months ended June 30, 2015 was essentially flat when compared to the three months ended June 30, 2014.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue decreased by approximately $52 thousand, or 2%, over the periods. The decrease was expected since the company reduced available inventory for advertising as we focus on enhancing user experience on our free sites.

Operating Expense

	For the Three Months Ended June 30,
	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$8,585,978	50%	$7,676,619	52%	12%
Sales and marketing	4,113,677	24%	3,758,584	25%	9%
General and administrative	3,683,619	21%	3,278,484	22%	12%
Depreciation and amortization	1,137,442	7%	721,511	5%	58%
Total operating expense	$17,520,716		$15,435,198		14%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $909 thousand, or 12%, over the periods. The increase was the result of approximately 967 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, cost of services expense for the three months ended June 30, 2015 decreased by approximately $58 thousand, or 1%, when compared to the three months ended June 30, 2014. The decrease was primarily the result of reduced compensation and related expense due to a 6% decrease in average headcount (excluding the impact of headcount of MDL), the aggregate of which decreased by approximately $310 thousand. These cost decreases were partially offset by higher third-party data, business development and consulting costs, the aggregate of which increased by approximately $268 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $355 thousand, or 9%, over the periods. The increase was the result of approximately $397 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, sales and marketing expense for the three months ended June 30, 2015 was essentially flat when compared to the three months ended June 30, 2014.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $405 thousand, or 12%, over the periods. The increase was the result of approximately $510 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, general and administrative expense for the three months ended June 30, 2015 decreased by approximately $105 thousand, or 3%, when compared to the three months ended June 30, 2014. The decrease was primarily the result of reduced contributions to TheStreet Foundation and the absence of costs related to a conference that the Company hosted in the prior year period that we expect to hold later this year. The aggregate of these cost decreases approximated $287 thousand. These cost decreases were partially offset by higher bad debt and tax related costs, the aggregate of which increased by approximately $183 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $416 thousand, or 58%, over the periods. The increase was the result of approximately $231 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period, combined with increased expense resulting from accelerating and fully depreciating the remaining book value of fixed assets acquired from The Deal.

Net Interest (Expense) Income

	For the Three Months Ended June 30,		Percent
	2015	2014	Change
Net interest (expense) income	$(32,872)	$31,457	-204%

The change in net interest (expense) income was the result of higher interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions and lower interest income due to reduced marketable security and cash balances.

Provision for Income Taxes

Income tax expense for the three months ended June 30, 2015 totaled approximately $255 thousand and reflects an effective tax rate of -61%. There was no tax expense in the three months ended June 30, 2014. Income tax expense primarily relates to the recognition of approximately $181 thousand of a deferred tax liability related to goodwill that is amortized for income tax but not amortized for financial reporting purposes, as well as the recognition of approximately $74 thousand of income tax expense related to the operations of MDL in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2015 totaled approximately $768 thousand, or $0.02 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $738 thousand, or $0.02 per basic and diluted share for the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2015 and June 30, 2014

Net Revenue

	For the Six Months Ended June 30,
	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Net revenue:
Subscription services	$28,080,933	83%	$23,007,280	79%	22%
Media	5,946,035	17%	6,144,052	21%	-3%
Total net revenue	$34,026,968	100%	$29,151,332	100%	17%

Subscription services. Subscription services revenue increased by approximately $5.1 million, or 22%, over the periods. The increase was the result of approximately $4.8 million of additional revenue related to the operations MDL, which was acquired on October 31, 2014 and therefore did not contribute any revenue in the prior year period. Excluding MDL, revenue for the six months ended June 30, 2015 increased by approximately $251 thousand, or 1%, when compared to the six months ended June 30, 2014. The increase was primarily related to a 1% increase in the weighted-average number of subscriptions, while the average revenue recognized per subscription remained flat over the periods.

Media. Media revenue decreased by approximately $198 thousand, or 3%, over the periods. The decrease was expected since the company reduced available inventory for advertising as we focus on enhancing user experience on our free sites.

Operating Expense

	For the Six Months Ended June 30,
	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$16,909,669	50%	$15,414,584	53%	10%
Sales and marketing	8,624,766	25%	7,859,869	27%	10%
General and administrative	7,471,490	22%	6,257,054	21%	19%
Depreciation and amortization	2,115,678	6%	1,457,372	5%	45%
Total operating expense	$35,121,603		$30,988,879		13%

Cost of services. Cost of services expense increased by approximately $1.5 million, or 10%, over the periods. The increase was the result of approximately $1.8 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, cost of services expense for the six months ended June 30, 2015 decreased by approximately $328 thousand, or 2%, when compared to the six months ended June 30, 2014. The decrease was primarily the result of reduced compensation and related expense due to a 6% decrease in average headcount (excluding the impact of headcount of MDL), as well as reduced recruiting fees, computer services and supply costs, the aggregate of which decreased by approximately $696 thousand. These cost decreases were partially offset by higher third-party data and consulting costs, the aggregate of which increased by approximately $377 thousand.

Sales and marketing. Sales and marketing expense increased by approximately $765 thousand, or 10%, over the periods. The increase was the result of approximately $820 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, sales and marketing expense for the six months ended June 30, 2015 was essentially flat when compared to the six months ended June 30, 2014.

General and administrative. General and administrative expense increased by approximately $1.2 million, or 19%, over the periods. The increase was the result of approximately $1.2 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, general and administrative expense for the six months ended June 30, 2015 was essentially flat when compared to the six months ended June 30, 2014. Significant year-over-year changes include reduced contributions to TheStreet Foundation, the absence of costs related to a conference that the Company hosted in the prior year period that we expect to hold later this year, and a reduction in consulting fees, the aggregate of which decreased by approximately $399 thousand. These cost decreases were offset by higher professional, bad debt and tax expenses, the aggregate of which increased by approximately $392 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $658 thousand, or 45%, over the periods. The increase was the result of approximately $475 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period, combined with increased expense resulting from accelerating and fully depreciating the remaining book value of fixed assets acquired from The Deal.

Net Interest (Expense) Income

	For the Six Months Ended June 30,		Percent
	2015	2014	Change
Net interest (expense) income	$(66,405)	$69,935	-195%

The change in net interest (expense) income was the result of higher interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions and lower interest income due to reduced marketable security and cash balances.

Provision for Income Taxes

Income tax expense for the six months ended June 30, 2015 totaled approximately $487 thousand and reflects an effective tax rate of -42%. There was no tax expense in the six months ended June 30, 2014. Income tax expense primarily relates to the recognition of approximately $361 thousand of a deferred tax liability related to goodwill that is amortized for income tax but not amortized for financial reporting purposes, as well as the recognition of approximately $126 thousand of income tax expense related to the operations of MDL in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2015 totaled approximately $1.8 million, or $0.05 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $2.0 million, or $0.06 per basic and diluted share for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our current assets as of June 30, 2015 consisted primarily of cash and cash equivalents and accounts receivable. Our current liabilities as of June 30, 2015 consisted primarily of deferred revenue, accrued expenses and accounts payable. As of June 30, 2015, our current assets totaled approximately $37.9 million, 8% greater than our current liabilities.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of June 30, 2015, our cash, cash equivalents, marketable securities and restricted cash totaled approximately $34.0 million, representing 32% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$31,341,423	$32,459,009
Current and noncurrent marketable securities	1,540,000	3,569,240
Current and noncurrent restricted cash	1,161,250	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$34,042,673	$37,329,249

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

	For the Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$757,290	$2,026,671
Net cash (used in) provided by investing activities	(35,676)	4,554,835
Net cash used in financing activities	(1,844,192)	(1,801,206)
Effect of exchange rate changes on cash and cash equivalents	4,992	-
Net (decrease) increase in cash and cash equivalents	$(1,117,586)	$4,780,300

Net cash provided by operating activities for the six-month period ended June 30, 2015 totaled approximately $757 thousand, as compared to net cash provided by operating activities totaling approximately $2.0 million for the six-month period ended June 30, 2014. The reduction in net cash provided by operating activities was primarily the result of changes in the balances of accrued expenses and deferred revenue over the periods. These declines were partially offset by increased noncash expenses and the change in the balance of accounts receivable over the periods.

Net cash used in investing activities for the six-month period ended June 30, 2015 totaled approximately $36 thousand, as compared to net cash provided by investing activities totaling approximately $4.6 million for the six-month period ended June 30, 2014. The reduction in net cash provided by investing activities was primarily the result of fewer maturities of marketable securities as well as increased capital expenditures.

Net cash used in financing activities for the six-month period ended June 30, 2015 totaled approximately $1.8 million, essentially flat when compared to net cash used in financing activities for the six-month period ended June 30, 2014.

We have a total of approximately $1.2 million of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.1 million through June 30, 2016, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2014, we had approximately $149 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $63 million. Based on operating results for the six months ended June 30, 2015 and six month projections, management expects to generate a tax loss in 2015 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2015, we have withheld an aggregate of 1,579,575 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

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

Changes in Internal Control Over Financial Reporting: In October of 2014, the Company completed the acquisition of MDL. See Note 2 to the Condensed Consolidated Financial Statements (Acquisition) for additional information. As permitted by applicable guidelines established by the SEC, our management excluded the MDL operations from its assessment of internal control over financial reporting as of June 30, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Severance Agreement between TheStreet, Inc. and Vanessa J. Soman, dated January 26, 2015.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: August 7, 2015	By:	/s/ Elisabeth DeMarse
		Name:	Elisabeth DeMarse
		Title:	Chief Executive Officer (principal executive officer)

Date: August 7, 2015	By:	/s/ John Ferrara
		Name:	John Ferrara
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Severance Agreement between TheStreet, Inc. and Vanessa J. Soman, dated January 26, 2015.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.