Form 10-Q
period 2015-09-30
THESTREET, INC.
filed 2015-11-05
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of November 3, 2015
Common Stock, par value $0.01 per share	34,870,290

TheStreet, Inc.

Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2015

ii

Part I – FINANCIAL INFORMATION

Item 1.    Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,541,808	$32,459,009
Accounts receivable, net of allowance for doubtful accounts of $346,728 as of September 30, 2015 and $318,141 as of December 31, 2014	4,735,914	5,103,899
Marketable securities	-	2,009,240
Other receivables, net	566,514	549,933
Prepaid expenses and other current assets	1,414,437	987,693
Restricted cash	661,250	639,750
Total current assets	34,919,923	41,749,524

Property and equipment, net of accumulated depreciation and amortization of $4,640,057 as of September 30, 2015 and $4,003,538 as of December 31, 2014	2,969,084	2,926,825
Marketable securities	1,580,000	1,560,000
Other assets	325,034	77,052
Goodwill	43,693,372	44,810,467
Other intangibles, net of accumulated amortization of $15,073,211 as of September 30, 2015 and $12,896,782 as of December 31, 2014	19,120,275	20,147,209
Restricted cash	500,000	661,250
Total assets	$103,107,688	$111,932,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,236,400	$2,474,737
Accrued expenses	4,365,929	6,279,082
Deferred revenue	25,306,339	26,427,816
Other current liabilities	1,003,249	1,241,508
Total current liabilities	32,911,917	36,423,143
Deferred tax liability	1,270,222	728,899
Other liabilities	5,475,120	6,910,175
Total liabilities	39,657,259	44,062,217

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2015 and December 31, 2014; the aggregate liquidation preference totals $55,000,000 as of September 30, 2015 and December 31, 2014	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,101,098 shares issued and 34,856,369 shares outstanding as of September 30, 2015, and 41,967,369 shares issued and 34,727,641 shares outstanding as of December 31, 2014	421,011	419,674
Additional paid-in capital	270,084,013	271,943,049
Accumulated other comprehensive loss	(1,484,501)	(227,476)
Treasury stock at cost; 7,244,729 shares as of September 30, 2015 and 7,239,728 shares as of December 31, 2014	(12,920,154)	(12,908,943)
Accumulated deficit	(192,649,995)	(191,356,249)
Total stockholders’ equity	63,450,429	67,870,110
Total liabilities and stockholders’ equity	$103,107,688	$111,932,327

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue:
Subscription services	$13,709,870	$11,715,504	$41,790,803	$34,722,784
Media	2,951,774	2,903,571	8,897,809	9,047,623
Total net revenue	16,661,644	14,619,075	50,688,612	43,770,407

Operating expense:
Cost of services	8,707,353	7,483,414	25,617,022	22,897,998
Sales and marketing	3,703,463	3,343,017	12,328,229	11,202,886
General and administrative	3,773,790	3,564,887	11,245,280	9,821,941
Depreciation and amortization	1,069,161	721,536	3,184,839	2,178,908
Restructuring and other charges	(1,221,224)	-	(1,221,224)	-
Total operating expense	16,032,543	15,112,854	51,154,146	46,101,733
Operating income (loss)	629,101	(493,779)	(465,534)	(2,331,326)
Net interest (expense) income	(30,891)	26,850	(97,296)	96,785
Net income (loss) before income taxes	598,210	(466,929)	(562,830)	(2,234,541)
Provision for income taxes	243,884	-	730,916	-
Net income (loss)	354,326	(466,929)	(1,293,746)	(2,234,541)
Preferred stock cash dividends	96,424	96,424	289,272	289,272
Net income (loss) attributable to common stockholders	$257,902	$(563,353)	$(1,583,018)	$(2,523,813)

Basic net income (loss) per share
Net income (loss) attributable to common stockholders	$0.01	$(0.02)	$(0.05)	$(0.07)

Diluted net income (loss) per share
Net income (loss) attributable to common stockholders	$0.01	$(0.02)	$(0.05)	$(0.07)

Cash dividends declared and paid per common share	$0.025	$0.025	$0.075	$0.075

Weighted average basic shares outstanding	34,854,472	34,436,335	34,827,678	34,337,597
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	231,281	-	-	-
Weighted average diluted shares outstanding	35,085,753	34,436,335	34,827,678	34,337,597

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$354,326	$(466,929)	$(1,293,746)	$(2,234,541)
Foreign currency translation loss	(798,960)	-	(1,280,067)	-
Unrealized gain (loss) on marketable securities	85,992	29,642	23,042	(104,984)
Comprehensive loss	$(358,642)	$(437,287)	$(2,550,771)	$(2,339,525)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(1,293,746)	$(2,234,541)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,129,257	1,354,722
Provision for doubtful accounts	172,066	36,201
Depreciation and amortization	3,184,839	2,178,908
Deferred taxes	541,323	-
Deferred rent	(245,849)	(243,859)
Changes in operating assets and liabilities:
Accounts receivable	185,448	565,016
Other receivables	(16,581)	(107,053)
Prepaid expenses and other current assets	(430,655)	(114,847)
Other assets	(57,629)	13,672
Accounts payable	(235,941)	(69,159)
Accrued expenses	(1,881,059)	(340,598)
Deferred revenue	(772,343)	742,186
Other current liabilities	(377,494)	(155,302)
Other liabilities	(1,401,092)	-
Net cash (used in) provided by operating activities	(1,499,456)	1,625,346

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	2,005,484	5,398,811
Adjustment to purchase of Management Diagnostics Limited	50,494	-
Capital expenditures	(2,688,194)	(1,323,403)
Net cash (used in) provided by investing activities	(632,216)	4,075,408

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(2,663,771)	(2,613,116)
Cash dividends paid on preferred stock	(289,272)	(289,272)
Proceeds from the exercise of stock options	839	149,952
Restricted cash	139,750	-
Shares withheld on RSU vesting to pay for withholding taxes	(11,211)	(116,108)
Net cash used in financing activities	(2,823,665)	(2,868,544)

Effect of exchange rate changes on cash and cash equivalents	38,136	-

Net (decrease) increase in cash and cash equivalents	(4,917,201)	2,832,210
Cash and cash equivalents, beginning of period	32,459,009	45,443,759
Cash and cash equivalents, end of period	$27,541,808	$48,275,969

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the nine month period ended September 30, 2015 is not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The results of operations of MDL are included in the Company’s condensed consolidated financial statements for the nine months ended September 30, 2015. Unaudited pro forma consolidated financial information is presented below as if the acquisition of MDL had occurred on January 1, 2014. The historical financial statements of MDL were prepared in accordance with United Kingdom generally accepted accounting principles and have been converted to U.S. generally accepted accounting principles for purposes of the unaudited pro forma consolidated financial information presented below. The results have been adjusted to account for the amortization of acquired intangible assets and to reclassify a defined benefit plan actuarial gain recorded by MDL within the statement of operations to accumulated other comprehensive income in accordance with U.S. generally accepted accounting principles. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at the beginning of such period, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2014 is as follows:

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Total revenue	$17,186,997	$51,415,504
Net income (loss)	$37,653	$(1,378,347)
Basic and diluted net income (loss) per share	$0.00	$(0.04)

3.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of September 30, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.6 million. As of December 31, 2014, marketable securities also included an investment grade corporate bond, and the aggregate fair value of these marketable securities was approximately $3.6 million and the total cost basis was approximately $3.9 million. The decrease in marketable securities was due to the Company not reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss. Additionally, the Company has a total of approximately $1.2 million of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$27,541,808	$32,459,009
Current and noncurrent marketable securities	1,580,000	3,569,240
Current and noncurrent restricted cash	1,161,250	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$30,283,058	$37,329,249

4.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of September 30, 2015
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$27,541,808	$27,541,808	$—	$—
Restricted cash (1)	1,161,250	1,161,250	—	—
Marketable securities (2)	1,580,000	—	—	1,580,000
Contingent earn-out (3)	2,557,181	—	—	2,557,181
Total at fair value	$32,840,239	$28,703,058	$—	$4,137,181

	As of December 31, 2014
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$32,459,009	$32,459,009	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	3,569,240	2,009,240	—	1,560,000
Contingent earn-out (3)	2,602,105	—	—	2,602,105
Total at fair value	$39,931,354	$35,769,249	$—	$4,162,105

(1)	Cash, cash equivalents and restricted cash, totaling approximately $28.7 million and $33.8 million as of September 30, 2015 and December 31, 2014, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities as of December 31, 2014 included an investment grade corporate bond for which we determined fair value through quoted market prices. Marketable securities at both periods also include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2015, the Company determined that there was a decline in the fair value of its ARS investments of $270 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its ARS investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Contingent Earn-Out
Balance December 31, 2014	$1,560,000	$2,602,105
Change in fair value	20,000	-
Purchase accounting adjustment	-	(144,398)
Accretion of net present value	-	99,474
Balance September 30, 2015	$1,580,000	$2,557,181

5.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The weighted-average grant date fair value per share of stock option awards granted during the nine months ended September 30, 2015 and 2014 was $0.41 and $0.46, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2015	2014
Expected option lives	3.0 years	3.5 years
Expected volatility	35.66%	35.98%
Risk-free interest rate	0.99%	1.04%
Expected dividend yield	4.51%	4.04%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2015 and 2014 was $2.23 and $2.23, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of September 30, 2015, there remained 1,807,411 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan, the Company recorded approximately $388 thousand and $1.1 million of noncash stock-based compensation for the three and nine month periods ended September 30, 2015, respectively, as compared to approximately $491 thousand and $1.4 million of noncash stock-based compensation for the three and nine month periods ended September 30, 2014, respectively. As of September 30, 2015, there was approximately $2.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.0 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2014	4,246,041	$1.90
Options granted	37,795	$2.27
Options exercised	(603)	$1.39
Options forfeited	(248,217)	$1.92
Options expired	(110,994)	$2.73
Awards outstanding at September 30, 2015	3,924,022	$1.88	$97	3.07
Awards vested and expected to vest at September 30, 2015	3,850,444	$1.88	$96	3.07
Awards exercisable at September 30, 2015	2,908,395	$1.85	$74	2.99

A summary of the activity of the 2007 Plan pertaining to restricted stock unit grants is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2014	1,205,343
Restricted stock units granted	95,637
Restricted stock units vested	(133,126)
Restricted stock units forfeited	(12,501)
Awards outstanding at September 30, 2015	1,155,353	$1,929	2.16
Awards vested and expected to vest at September 30, 2015	1,132,853	$1,892	2.07

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2015 and changes in the nine month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2014	3,181,037	$1.16
Shares underlying options granted	37,795	$0.41
Shares underlying restricted stock units granted	95,637	$2.23
Shares underlying options vested	(749,645)	$0.52
Shares underlying restricted stock units vested	(133,126)	$2.19
Shares underlying options forfeited	(248,217)	$0.50
Shares underlying restricted stock units forfeited	(12,501)	$1.70
Shares underlying awards unvested at September 30, 2015	2,170,980	$1.42

For the nine months ended September 30, 2015 and 2014, the total fair value of share-based awards vested was approximately $692 thousand and $1.4 million, respectively. For the nine months ended September 30, 2015 and 2014, the total intrinsic value of options exercised was approximately $373 and $64 thousand, respectively. For the nine months ended September 30, 2015 and 2014, approximately 38 thousand and 126 thousand stock options, respectively, were granted, and approximately 1 thousand and 81 thousand stock options, respectively, were exercised yielding approximately $1 thousand and $150 thousand, respectively, of cash proceeds to the Company. Additionally, for the nine months ended September 30, 2015 and 2014, approximately 96 thousand and 471 thousand restricted stock units, respectively, were granted, and approximately 133 thousand and 364 thousand shares, respectively, were issued under restricted stock unit grants.

6.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine-month periods ended September 30, 2015 and 2014, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2015, the Company had withheld an aggregate of 1,579,705 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

During the third quarter of 2015 and 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $979 thousand and $989 thousand, respectively. When combined with the quarterly cash dividend paid during the first and second quarters of 2015 and 2014, year-to-date dividends totaled approximately $3.0 million and $2.9 million, respectively.

7.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

8.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a higher net income or lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended September 30, 2015, approximately 1.7 million unvested restricted stock units and vested and unvested options to purchase common stock were included in the calculation, as their effect would result in a lower net income per share. For the three months ended September 30, 2014, approximately 5.9 million unvested restricted stock units and vested and unvested options to purchase Common Stock, were excluded from the calculation, as their effect would result in a lower net loss per share. For the nine months ended September 30, 2015 and 2014, approximately 3.9 million and 5.9 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominators for the calculations for the three and nine month periods ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$354,326	$(466,929)	$(1,293,746)	$(2,234,541)
Preferred stock cash dividends	(96,424)	(96,424)	(289,272)	(289,272)
Numerator for basic and diluted earnings per share
Net income (loss) attributable to common stockholders	$257,902	$(563,353)	$(1,583,018)	$(2,523,813)

Denominator:
Weighted average basic shares outstanding	34,854,472	34,436,335	34,827,678	34,337,597
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	231,281	-	-	-
Weighted average diluted shares outstanding	35,085,753	34,436,335	34,827,678	34,337,597

Basic net income (loss) per share:
Net income (loss) attributable to common stockholders	$0.01	$(0.02)	$(0.05)	$(0.07)

Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$0.01	$(0.02)	$(0.05)	$(0.07)

9.	INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2015 was approximately $244 thousand and $731 thousand, respectively, and reflects an effective tax rate of 41% and 130%, respectively. There was no tax expense in the three or nine months ended September 30, 2014. Tax expense for the three months ended September 30, 2015 primarily relates to the recognition of approximately $180 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of approximately $64 thousand of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income. Tax expense for the nine months ended September 30, 2015 primarily relates to the recognition of approximately $541 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of approximately $190 thousand of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

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

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2034 and expire from 2019 through 2034. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2015 through 2034. The net operating loss carryforward as of December 31, 2014 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the nine months ended September 30, 2015 and nine month projections, management expects to generate a tax loss in 2015 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

10.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2015, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and nine months ended September 30, 2015 and 2014, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2015, one individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2014, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company is no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its 2012 Restructuring reserve totaling approximately $1.2 million, resulting in a restructuring and other charges credit on the Company’s Condensed Consolidated Statements of Operations. Additionally, the Company is entitled to receive a lease termination fee of approximately $583 thousand from the landlord when the office space is vacated.

The following table displays the activity of the 2012 Restructuring reserve account during the nine months ended September 30, 2015 and 2014. The remaining balance as of September 30, 2015 relates to the lease for The Deal’s office space which expires in August 2016.

	For the Nine Months Ended September 30,
	2015	2014
Beginning balance	$1,384,736	$1,281,412
Adjustment to prior estimate	(1,196,834)	143,115
(Payments)/sublease income, net	(87,902)	13,420
Ending balance	$100,000	$1,437,947

12.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2015	December 31, 2014
Acquisition contingent earn-out	$2,557,181	$2,602,105
Deferred rent	1,993,348	2,301,999
Restructuring charge	-	1,384,736
Deferred revenue	923,471	619,443
Other	1,120	1,892
Total other liabilities	$5,475,120	$6,910,175

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	estimates in connection with the allocation of the purchase price of Management Diagnostics Limited, The Deal, LLC and certain assets acquired from DealFlow Media, Inc. to the fair value of the assets acquired and liabilities assumed,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees,
•	accrued restructuring charges, and
•	the calculation of a contingent earn-out payment from the acquisition of Management Diagnostics Limited.

During the year ended December 31, 2014, we performed our annual impairment test of goodwill and indefinite-lived intangible assets as of September 30. For the year ending December 31, 2015, we have changed the date of our annual impairment test of goodwill and indefinite-lived intangible assets to October 1 in order to allow for a more comprehensive review. The change in the testing date does not represent a material change in the method of applying the accounting policy and such change is not expected to have an effect on the financial statements. We will continue to review for impairment of our goodwill and indefinite-lived intangible assets between annual tests whenever circumstances arise that indicate a possible impairment might exist.

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

In conducting our 2014 annual indefinite-lived intangible asset impairment test through our independent appraisal firm, we determined its fair value using the relief-from-royalty method. This analysis calculated the fair value as the present value of the future expenses avoided by owning the indefinite-lived trade name rather than having to license its use. We selected an appropriate royalty rate by reviewing licensing transactions for similar trade names and by considering the profitability associated with its operations. Based upon the analysis, we concluded that the book value of the indefinite-lived trade name was not impaired as of the valuation date.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and September 30, 2014

Net Revenue

	For the Three Months Ended September 30,
Net revenue:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Subscription services	$13,709,870	82%	$11,715,504	80%	17%
Media	2,951,774	18%	2,903,571	20%	2%
Total net revenue	$16,661,644	100%	$14,619,075	100%	14%

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

Subscription services revenue increased by approximately $2.0 million, or 17%, over the periods. The increase was the result of approximately $2.4 million of additional revenue related to the operations of Management Diagnostics Limited (“MDL”), which was acquired on October 31, 2014 and therefore did not contribute any revenue in the prior year period. Excluding MDL, revenue for the three months ended September 30, 2015 decreased by approximately $448 thousand, or 4%, when compared to the three months ended September 30, 2014. The decrease was primarily related to a 4% decrease in the weighted-average number of subscriptions, while the average revenue recognized per subscription remained flat over the periods. The decrease in the weighted-average number of subscriptions resulted from a book promotion that was run in the prior year period. There was no such promotion this year.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue.

Media revenue increased by approximately $48 thousand, or 2%, over the periods. The increase was the result of de minimis changes in advertising, sponsorship and other miscellaneous revenue categories.

Operating Expense

	For the Three Months Ended September 30,
Operating expense:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Cost of services	$8,707,353	52%	$7,483,414	51%	16%
Sales and marketing	3,703,463	22%	3,343,017	23%	11%
General and administrative	3,773,790	23%	3,564,887	24%	6%
Depreciation and amortization	1,069,161	6%	721,536	5%	48%
Restructuring and other charges	(1,221,224)	-7%	-	-	N/A
Total operating expense	$16,032,543		$15,112,854		6%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $1.2 million, or 16%, over the periods. The increase was the result of approximately $1.0 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, cost of services expense for the three months ended September 30, 2015 increased by approximately $174 thousand, or 2%, when compared to the three months ended September 30, 2014. The increase was primarily the result of higher consulting, third-party data, hosting, internet and compensation and related expenses (excluding the impact of headcount of MDL), the aggregate of which increased by approximately $243 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $360 thousand, or 11%, over the periods. The increase was the result of approximately $302 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, sales and marketing expense for the three months ended September 30, 2015 increased by approximately $58 thousand, or 2%, when compared when compared to the three months ended September 30, 2014. The increase was primarily the result of higher compensation and related expenses totaling approximately $105 thousand due to a 3% increase in average headcount (excluding the impact of headcount of MDL). This cost increase was partially offset by reduced consulting and public relations costs, the aggregate of which decreased by $59 thousand.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $209 thousand, or 6%, over the periods. The increase was the result of approximately $640 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, general and administrative expense for the three months ended September 30, 2015 decreased by approximately $431 thousand, or 12%, when compared to the three months ended September 30, 2014. The decrease was primarily the result of reduced contributions to TheStreet Foundation and the absence of costs related to the MDL acquisition which were incurred in the prior year period, the aggregate of which decreased by approximately $598 thousand. These cost decreases were partially offset by higher professional fees and compensation and related expenses due to a 6% increase in average headcount (excluding the impact of headcount of MDL), the aggregate of which increased by approximately $137 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $348 thousand, or 48%, over the periods. The increase was the result of approximately $351 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period.

Restructuring and other charges. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company is no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its 2012 Restructuring reserve totaling approximately $1.2 million, resulting in a restructuring and other charges credit on the Company’s Condensed Consolidated Statements of Operations. Additionally, the Company is entitled to receive a lease termination fee of approximately $583 thousand from the landlord when the office space is vacated.

Net Interest (Expense) Income

	For the Three Months Ended September 30,		Percent
	2015	2014	Change
Net interest (expense) income	$(30,891)	$26,850	-215%

The change in net interest (expense) income was the result of higher interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions and lower interest income due to reduced marketable security and cash balances.

Provision for Income Taxes

Income tax expense for the three months ended September 30, 2015 totaled approximately $244 thousand and reflects an effective tax rate of 41%. There was no tax expense for the three months ended September 30, 2014. Income tax expense primarily relates to the recognition of approximately $181 thousand of a deferred tax liability related to goodwill that is amortized for income tax but not amortized for financial reporting purposes, as well as the recognition of approximately $63 thousand of income tax expense related to the operations of MDL in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for the three months ended September 30, 2015 totaled approximately $258 thousand, or $0.01 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $563 thousand, or $0.02 per basic and diluted share for the three months ended September 30, 2014. The positive net income in the current quarter was the result of the reversal of the restructuring charge noted earlier.

Comparison of Nine Months Ended September 30, 2015 and September 30, 2014

Net Revenue

	For the Nine Months Ended September 30,
Net revenue:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Subscription services	$41,790,803	82%	$34,722,784	79%	20%
Media	8,897,809	18%	9,047,623	21%	-2%
Total net revenue	$50,688,612	100%	$43,770,407	100%	16%

Subscription services. Subscription services revenue increased by approximately $7.1 million, or 20%, over the periods. The increase was the result of approximately $7.3 million of additional revenue related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any revenue in the prior year period. Excluding MDL, revenue for the nine months ended September 30, 2015 decreased by approximately $197 thousand, or 1%, when compared to the nine months ended September 30, 2014. The decrease was primarily related to a 1% decrease in the weighted-average number of subscriptions, while the average revenue recognized per subscription remained flat over the periods. The decrease in the weighted-average number of subscriptions resulted from a book promotion that was run in the prior year period. There was no such promotion this year.

Media. Media revenue decreased by approximately $150 thousand, or 2%, over the periods. The decrease in advertising revenue was expected since the Company reduced available inventory for advertising as we focus on enhancing user experience on our free sites.

Operating Expense

	For the Nine Months Ended September 30,
Operating expense:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Cost of services	$25,617,022	51%	$22,897,998	52%	12%
Sales and marketing	12,328,229	24%	11,202,886	26%	10%
General and administrative	11,245,280	22%	9,821,941	22%	14%
Depreciation and amortization	3,184,839	6%	2,178,908	5%	46%
Restructuring and other charges	(1,221,224)	-2%	-	-	N/A
Total operating expense	$51,154,146		$46,101,733		11%

Cost of services. Cost of services expense increased by approximately $2.7 million, or 12%, over the periods. The increase was the result of approximately $2.9 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, cost of services expense for the nine months ended September 30, 2015 decreased by approximately $154 thousand, or 1%, when compared to the nine months ended September 30, 2014. The decrease was primarily the result of reduced compensation and related expense due to a 5% decrease in average headcount (excluding the impact of headcount of MDL), as well as reduced recruiting fees, the aggregate of which decreased by approximately $593 thousand. These cost decreases were partially offset by higher third-party data and consulting costs, the aggregate of which increased by approximately $557 thousand.

Sales and marketing. Sales and marketing expense increased by approximately $1.1 million, or 10%, over the periods. The increase was the result of approximately $1.1 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, sales and marketing expense for the nine months ended September 30, 2015 was essentially flat when compared to the nine months ended September 30, 2014. Significant year-over-year changes include lower advertising and promotion, public relations and consulting costs, the aggregate of which decreased by approximately $443 thousand. These cost decreases were partially offset by higher compensation and related expense due to a 4% increase in average headcount (excluding the impact of headcount of MDL) and advertisement serving costs, the aggregate of which increased by approximately $441 thousand.

General and administrative. General and administrative expense increased by approximately $1.4 million, or 14%, over the periods. The increase was the result of approximately $1.9 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period. Excluding MDL, general and administrative expense for the nine months ended September 30, 2015 decreased by approximately $444 thousand, or 5%, when compared to the nine months ended September 30, 2014. The decrease was primarily the result of the absence of costs in the current year related to the MDL acquisition which were incurred in the prior year period, reduced contributions to TheStreet Foundation, the absence of costs in the current year related to a conference that the Company hosted in the prior year period and reduced consulting fees, the aggregate of which decreased by approximately $1.0 million. These cost decreases were offset by higher professional, bad debt, tax and compensation and related expense due to a 3% increase in average headcount (excluding the impact of headcount of MDL), the aggregate of which increased by approximately $647 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.0 million, or 46%, over the periods. The increase was the result of approximately $826 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore did not contribute any expense in the prior year period, combined with increased expense resulting from accelerating and fully depreciating the remaining book value of fixed assets acquired from The Deal.

Restructuring and other charges. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company is no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its 2012 Restructuring reserve totaling approximately $1.2 million, resulting in a restructuring and other charges credit on the Company’s Condensed Consolidated Statements of Operations. Additionally, the Company is entitled to receive a lease termination fee of approximately $583 thousand from the landlord when the office space is vacated.

Net Interest (Expense) Income

	For the Nine Months Ended September 30,		Percent
	2015	2014	Change
Net interest (expense) income	$(97,296)	$96,785	-201%

The change in net interest (expense) income was the result of higher interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions and lower interest income due to reduced marketable security and cash balances.

Provision for Income Taxes

Income tax expense for the nine months ended September 30, 2015 totaled approximately $731 thousand and reflects an effective tax rate of 130%. There was no tax expense for the nine months ended September 30, 2014. Income tax expense primarily relates to the recognition of approximately $541 thousand of a deferred tax liability related to goodwill that is amortized for income tax but not amortized for financial reporting purposes, as well as the recognition of approximately $190 thousand of income tax expense related to the operations of MDL in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2015 totaled approximately $1.6 million, or $0.05 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $2.5 million, or $0.07 per basic and diluted share for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our current assets as of September 30, 2015 consisted primarily of cash and cash equivalents and accounts receivable. Our current liabilities as of September 30, 2015 consisted primarily of deferred revenue, accrued expenses and accounts payable. As of September 30, 2015, our current assets totaled approximately $34.9 million, 6% greater than our current liabilities.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of September 30, 2015, our cash, cash equivalents, marketable securities and restricted cash totaled approximately $30.3 million, representing 29% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$27,541,808	$32,459,009
Current and noncurrent marketable securities	1,580,000	3,569,240
Current and noncurrent restricted cash	1,161,250	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$30,283,058	$37,329,249

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

	For the Nine Months Ended September 30,
	2015	2014
Net cash (used in) provided by operating activities	$(1,499,456)	$1,625,346
Net cash (used in) provided by investing activities	(632,216)	4,075,408
Net cash used in financing activities	(2,823,665)	(2,868,544)
Effect of exchange rate changes on cash and cash equivalents	38,136	-
Net (decrease) increase in cash and cash equivalents	$(4,917,201)	$2,832,210

Net cash used in operating activities for the nine-month period ended September 30, 2015 totaled approximately $1.5 million, as compared to net cash provided by operating activities totaling approximately $1.6 million for the nine-month period ended September 30, 2014. The reduction in net cash provided by operating activities was primarily the result of changes in the balances of deferred revenue, accrued expenses and other liabilities over the periods. These declines were partially offset by increased noncash expenses and the reduction in the Company’s net loss over the periods.

Net cash used in investing activities for the nine-month period ended September 30, 2015 totaled approximately $632 thousand, as compared to net cash provided by investing activities totaling approximately $4.1 million for the nine-month period ended September 30, 2014. The reduction in net cash provided by investing activities was primarily the result of fewer maturities of marketable securities as well as increased capital expenditures.

Net cash used in financing activities for the nine-month period ended September 30, 2015 totaled approximately $2.8 million, essentially flat when compared to net cash used in financing activities for the nine-month period ended September 30, 2014.

We have a total of approximately $1.2 million of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.1 million through September 30, 2016, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2014, we had approximately $149 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $63 million. Based on operating results for the nine months ended September 30, 2015 and three month projections, management expects to generate a tax loss in 2015 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2015, we have withheld an aggregate of 1,579,705 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

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

Evaluation of Disclosure Controls and Procedures: The Company carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: In October of 2014, the Company completed the acquisition of MDL. See Note 2 to the Condensed Consolidated Financial Statements (Acquisition) for additional information. As permitted by applicable guidelines established by the SEC, our management excluded the MDL operations from its assessment of internal control over financial reporting as of September 30, 2015.

The Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, has determined that during the period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

On November 2, the Company entered into a separation agreement with Mr. Ferrara, its former Chief Financial Officer, whereby the Company agreed to pay Mr. Ferrara the quarterly cash incentive bonus he would have received for the third quarter of fiscal year 2015 had he remained employed until the date such quarterly bonuses are paid to employees in exchange for Mr. Ferrara providing the Company with a general release of claims.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement and General Release dated as of September 22 between the Company and Vanessa J. Soman.

10.2	Separation Agreement and General Release dated as of November 2 between the Company and John Ferrara.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: November 5, 2015	By:	/s/ Elisabeth DeMarse
	Name:	Elisabeth DeMarse
	Title:	Chief Executive Officer (principal executive officer)

Date: November 5, 2015	By:	/s/ Richard Broitman
	Name:	Richard Broitman
	Title:	Chief Accounting Officer and Interim Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Separation Agreement and General Release dated as of September 22 between the Company and Vanessa J. Soman.

10.2	Separation Agreement and General Release dated as of November 2 between the Company and John Ferrara.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Interim Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.