Form 10-K
period 2015-12-31
THESTREET, INC.
filed 2016-03-09
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2015 as reported by Nasdaq, was approximately $59 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 3, 2016
Common Stock, par value $0.01 par value	35,229,680

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.
2015 ANNUAL REPORT ON FORM 10-K

ii

THESTREET, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

We pioneered online publishing of business and investment information through our creation of TheStreet, which launched in 1996 as a paid subscription financial news and commentary Website. Today, TheStreet is our flagship advertising-supported property, a leading site in its category and a source of subscribers to a variety of our paid subscription products. Our subscription products are designed to address the needs of investors with various areas of interest and increasing levels of financial sophistication, including fledgling investors, consumers interested in personal finance guidance, long-term and short-term active investors, day and swing traders, and fundamental, technical and options traders. Our RateWatch business publishes bank rate market information on a subscription basis to financial institutions, government agencies, educational researchers and commercial organizations. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment.

Subscription Services

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscription services contributed 82% of our total revenue in 2015, as compared to 79% in 2014 and 80% in 2013. The increase is primarily the result of the acquisition of Management Diagnostics Limited in October 2014.

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully sustain our subscription services business because we have a 20-year track record of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Actions Alerts PLUS, TheStreet Quant Ratings, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

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

In September 2012, the Company acquired The Deal, LLC (“The Deal”) as it expanded its subscription services with a new focus on institutional investors, in addition to retail investors. Founded in 1999 as The Daily Deal print newspaper, The Deal transformed its business into a digital subscription platform that delivers sophisticated coverage on changes in corporate control, including mergers and acquisitions, private equity, corporate activism and restructuring. The Deal was created for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge.  It provides full access to proprietary commentary, analysis and data produced every day by The Deal’s editors and journalists and can be customized based on each client’s job function, deal focus and workflow and delivered straight to a mobile device or existing corporate platform.

In April 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. to further broaden the information and services available to institutional investors. These newsletters and database, and the employees providing their content, have been incorporated into The Deal.

Additionally, in October 2014, the Company acquired Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England to expand the Company’s international operations and further the Company’s transition from primarily serving retail investors to also becoming an indispensable data and business intelligence source for institutional clients. Founded in 1999, MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies, executive search firms, law firms and academia use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. MDL’s products and services, and the employees providing these products and services have been incorporated into The Deal.

Our subscription services revenue also includes revenue generated from syndication and licensing of data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks.

Media

Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, event and other miscellaneous revenue. Media contributed 18% of our total revenue in 2015, as compared to 21% in 2014 and 20% in 2013. The decrease is primarily the result of the acquisition of MDL in October 2014, which added to the Company’s subscription services revenue.

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

Marketing

We pursue a variety of sales and marketing initiatives to sell subscriptions to our subscription services, increase traffic to our sites, license our content, expose our brands, and build our customer databases. These initiatives may include promoting our services through online, email, social, radio and direct mail, telemarketing and establishing content syndication relationships with leading companies. Our in-house online marketing and creative design teams create a variety of marketing campaigns, which are then implemented by our technical and operations team and by third-party service providers. We also have a reporting and analysis group that analyzes traffic and subscription data to determine the effectiveness of the campaigns. We also sell our subscription services through a direct sales force to institutional clients.

We also use content syndication arrangements to capitalize on the cost efficiencies of online delivery and create additional value from content we already have produced for our own properties. By syndicating our content to other leading Websites to host on their own sites, we expose our brands and top-quality writing to millions of potential users. In one type of syndication arrangement, we provide leading Websites in our vertical, including Yahoo! Finance, AOL Daily Finance, Marketwatch and MSN Money, with selected content to host along with additional article headlines that these partners display on their stock quote result pages, in both instances providing links back to our site. This type of arrangement exposes new audiences to our brands and content and generates additional traffic to our sites, creating the opportunity for us to increase our advertising revenue and subscription sales.

We seek to generate additional visitors to our sites through search engine optimization efforts, in order to increase the visibility of our content on search engines such as Google Search, Yahoo and Microsoft’s Bing, and through efforts to increase our presence on a variety of social media platforms, such as Facebook, LinkedIn and Twitter. We have been active in developing and distributing mobile and tablet applications to deliver our content to new audiences. Finally, we focus on increasing the engagement our visitors have with our sites, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our sites offer.

In addition, we obtain exposure through other media outlets who cite our writers and our stories or who invite our writers to appear on segments. In 2015, we were mentioned or featured in reports by major news/media outlets, including The Wall Street Journal, USA Today, and The New York Times. Many of our writers and analysts provided key market commentary and consumer advice for CNBC, NBC, ABC, CBS, Fox and other national and local news organizations.

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

According to a survey by comScore during the fourth quarter of 2015, TheStreet ranks:

•	#1 Website with readers having a portfolio value over $1 million;
•	#2 Website with readers having household income over $75,000; and
•	#1 Website with readers checking stock quotes.

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

Infrastructure, Operations and Technology

Our main technological infrastructure consists of proprietary and Drupal-based content management, subscription management, Ratings models, and e-commerce systems. We also utilize the services of third-party cloud computing providers, more specifically Amazon Web Services, as well as content delivery networks such as Fastly, to help us efficiently distribute our content to our customers. Our RateWatch systems consist of proprietary and commercial software hosted internally. Our operations are dependent in part on our ability, and that of our third-party cloud computing providers, to keep our systems up to rapidly evolving modern standards and to protect our systems against damage from fire, earthquakes, power loss, telecommunications failure, break-ins, computer viruses, hacker attacks, terrorist attacks and other events beyond our control.

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

Customers

For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for 10% or more of consolidated revenue.

Seasonality

There does not tend to be significant seasonality to our subscription services revenue. There is seasonality in our advertising revenue, as spending by our customers generally tends to be higher in the fourth calendar quarter as compared to other quarters, and the first and third calendar quarters often are lower than the other quarters.

Segments

We operate in one reportable segment. For a discussion of revenue, net income and total assets, see Part II, Items 7 and 8 of this Annual Report on Form 10-K.

Geography

During 2015 and 2014, significantly all of our long-lived assets were located in the United States and Europe. During 2013 all of our long-lived assets were located in the United States. Substantially all of our revenue in 2015, 2014 and 2013 was generated from customers in the United States and Europe. For a discussion of the risks related to foreign operations, see the information in Part I, Item 1A of this Annual Report on Form 10-K under the heading "Risk Factors" under the captions "Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial condition and results of operations" and “Foreign exchange variability could adversely affect our consolidated operating results.”

Employees

As of December 31, 2015, the Company had 651 employees. The Company has never had a work stoppage and none of its employees are represented under collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Regulation

We are subject to government regulation in connection with securities laws and regulations applicable to all publicly-owned companies, as well as laws and regulations applicable to businesses generally, including privacy regulations and taxes levied adopted at the local, state, national and international levels. In recent years, consumer protection regulations, particularly in connection with privacy matters, has become more expansive, and we expect that new laws and regulations will continue to be enacted at the local, state, national and international levels. Such new legislation, alone or combined with increased enforcement of existing laws, could have a material adverse effect on our future operating performance and business due to increased compliance costs.

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

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in individual stocks versus index funds and exchange-traded funds (ETF) by both individual and institutional investors, which can impact our ability to sell premium subscription products and to sell advertising;

•	the overall willingness of potential and existing customers to pay for content distributed over the Internet, where a large quantity of content is available for free;

•	demand and pricing for advertising on our Websites, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;

•	subscription price reductions attributable to decreased demand or increased competition;

•	the value to potential and existing customers of the investing ideas we offer in our subscription services and the performance of those ideas relative to appropriate benchmarks;

•	new products or services introduced by our competitors;

•	content production, specifically video, traffic acquisition costs, and/or other costs;

•	for our business-to-business products such as The Deal, BoardEx and Private Raise, the volatility in mergers and acquisitions, restructuring and financing activities;

•	for RateWatch, the volatility of interest rates and bank fees and the underlying demand for banking products by consumers;

•	costs or lost revenue associated with system downtime affecting the Internet generally or our Websites in particular;

•	general economic and financial market conditions; and

•	our ability to attract and retain editorial and managerial talent.

We had a net loss in each of our last three fiscal years 2015, 2014 and 2013, and have incurred net losses for most years of our history. We may not generate net income in future periods. We forecast our current and future expense levels based on expected revenue and our operating plans, and expect to increase our investments in our business this year with significant strategic investments in technology, marketing and content. These investments are intended to improve our products offered to both consumers and businesses but may not have the desired effect or impact. Because of the above factors, as well as other material risks we face, as described elsewhere in this Report, our operating results may be below the expectations of public market analysts and investors in some future quarters. In such an event, the price of our Common Stock is likely to decline.

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

In November 2013, we entered into a new four-year employment agreement with Mr. Cramer, our founder and chief markets commentator, which will expire on December 31, 2017, unless renewed. This employment agreement provides for higher payments than the previous one, including a payment of royalties tied to products associated with Mr. Cramer, and includes a minimum guarantee of $2.5 million per year, a licensing fee of $300,000 per year, as well as reimbursement for certain expenses annually. In addition to his content contributions, we benefit from Mr. Cramer’s popularity and visibility, which have provided public awareness of our services and introduced our content to new audiences. For example, Mr. Cramer hosts CNBC’s finance television show, Mad Money. If, however, Mr. Cramer no longer appeared on the show or the program was cancelled for any reason, it could negatively impact his public profile and visibility, and in turn, our subscription products. Further, the continued value of Mr. Cramer’s contributions could be materially adversely affected if Mr. Cramer were to otherwise lose popularity with the public. While we believe we greatly benefit from Mr. Cramer’s contributions and his media exposure for other companies, we can give no assurance that our relationship with Mr. Cramer will lead to higher revenues from our subscription products or improve our organic growth.

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

We have recently experienced several changes in our management team and will need to recruit, hire and retain additional executive talent which may cause disruption in our business.

We have recently had significant changes in executive leadership. In February 2016, Elisabeth DeMarse resigned as our President and Chief Executive Officer and as a member of our Board of Directors. In connection with Ms. DeMarse’s resignation, Lawrence S. Kramer, the Chairman of our Board of Directors who had recently joined the Board in October 2015 and was named Chairman in December 2015, was appointed as our Interim President and Chief Executive Officer in February 2016. We are currently conducting a search for a full-time replacement. Additionally, in January 2016, Eric Lundberg joined the Company as Chief Financial Officer, filling the role vacated by John C. Ferrara in October 2015. Other recent departures at the end of 2015 include our Chief Business Officer, Erwin Eichmann, and our General Counsel, Vanessa J. Soman.

These changes and the short time interval in which they have occurred have been disruptive to our employees and may add to the risk of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Additionally, it may take time to hire new executives and for the new management team to become sufficiently familiar with our business and each other to effectively develop and implement our business strategies. Accordingly, disruption to our organization as a result of executive management transition could have a material adverse effect on our business, financial condition and results of operations.

Changes to company strategy, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult and tension can result from changes in strategy and management style. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our results of operations and financial condition could suffer as a result. In addition, uncertainty regarding the timing or effectiveness of our management transition process may also harm our reputation and adversely affect the trading price of our common stock.

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

TCV VI, L.P. and TCV Member Fund, L.P., (together “TCV”) hold all of the shares of our Series B Preferred Stock (“Series B Preferred Stock”), which were originally issued in a November 2007 private placement. These shares are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share, or approximately 10% of our outstanding Common Stock. However, the holders of our Series B Preferred Stock are entitled to a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Accordingly, unless otherwise agreed to by TCV, the liquidation preference entitles the holders of our Series B Preferred Stock to a substantial premium in the event of a sale of the Company, which not only makes it more difficult for a third party to acquire the Company, but also may result in the holders of our Common Stock receiving significantly less than their pro rata share of the proceeds in the event we are acquired.

The holders of the Series B Preferred Stock have the right to vote on any matter submitted to a vote of the stockholders of the Company and are entitled to vote that number of votes equal to the aggregate number of shares of Common Stock issuable upon the conversion of such holders’ shares of Series B Preferred Stock. In addition, TCV has the right to appoint one person to our board of directors, although they are not currently exercising this right.

The affirmative vote of the holders of a majority of Series B Preferred Stock is necessary for the Company to take any of the following actions: (i) authorize, create or issue any class or classes of our capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock or any securities exercisable or exchangeable for, or convertible into, any now or hereafter authorized capital stock ranking senior to, or on a parity with (as to dividends or upon a liquidation event) the Series B Preferred Stock; (ii) approve any increase or decrease in the authorized number of shares of Series B Preferred Stock; (iii) approve any amendment, waiver, alteration or repeal of our certificate of incorporation or bylaws in a way that adversely affects the rights, preferences or privileges of the Series B Preferred Stock; (iv) authorize the payment of any dividends (other than dividends paid in capital stock of us or any of our subsidiaries) in excess of $0.10 per share per annum of our Common Stock unless after the payment of such dividends we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) in an amount equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; and (v) authorize the purchase or redemption of: (A) any Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us) unless after such purchase or redemption we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference; or (B) any class or series of now or hereafter authorized capital stock of ours that ranks junior to (upon a liquidation event) the Series B Preferred Stock.

As a result of the foregoing, TCV may be able to block the proposed approval of any of the above actions, which blockage may prevent us from achieving strategic or other goals dependent on such actions, including without limitation additional capital raising, certain dividend increases and the repurchase of outstanding Common Stock. All of the foregoing rights may limit our ability to take certain actions deemed in the interests of all of our stockholders but as to which the holders of the Series B Preferred Stock have control rights.

We expect to make significant investments in our business in 2016 to increase organic growth, which will reduce our cash and require time to translate to revenue.

Following several years of cost-cutting measures, we intend to make significant investments in our business this year, including launching new versions of our products and unveiling a newly expanded news operation intended to serve all of our businesses. We also intend to make additional strategic investments in technology, marketing and content. These investments may not be successful and will reduce our available cash to spend on other initiatives such as acquisitions of complementary products and services or distributions to our stockholders. In addition, these investments will take some time to translate into increased revenues or may never translate into revenue growth.

We may have difficulty maintaining or increasing our advertising revenue, a significant portion of which is concentrated among our top advertisers and subject to industry and other factors.

Although our reliance on advertising has decreased as an overall component of our revenues, it remains important to our growth. Our ability to maintain or increase our advertising revenue may be adversely affected by a variety of factors. Such factors include general market conditions, seasonal fluctuations in financial news consumption and overall online usage, our ability to maintain or increase our unique visitors, page view inventory and user engagement, our ability to attract audiences possessing demographic characteristics most desired by our advertisers, and our ability to retain existing advertisers and win new advertisers in a number of advertising categories from other Websites, television, newspapers, magazines, newsletters or other new media.

 As a general matter, the continued fragmentation of digital media has intensified competition for advertising revenues. Advertising revenue could decline if the relationships we have with high-traffic Websites are adversely affected. In addition, our advertising revenue may decline as a result of pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of any significant or prolonged downturn in, or periods of extreme volatility of, the financial markets. As the use of mobile accelerates as the “go-to” method of consuming digital content, our ability to monetize mobile content, for which CPMs are lower, is increasingly important. Also, our advertising revenue would be adversely affected if advertisers sought to use third-party networks to attempt to reach our audience while they visit third-party sites instead of purchasing advertising from us to reach our audience on our own sites. Further, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In addition to the headwinds facing digital media advertising, general economic weakness and uncertainty in the United States and globally, while improved, continue to adversely affect and may continue to adversely affect our advertising revenues.

Finally, our top five advertisers accounted for approximately 38% of our total media revenue in 2015. Furthermore, although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally, our advertising contracts have short notice cancellation provisions.

Many individuals are increasingly using mobile devices rather than personal computers to access news and other online services. If we are unable to effectively provide our content and subscription products to users of these devices, our business could be adversely affected.

The number of people who access news and other online services through mobile devices continues to increase at a rapid rate. To date, we have not been able to generate revenue from advertising or content delivered to mobile devices as effectively as we have for advertising or content delivered to personal computers. As our members increasingly use mobile devices to access our online services, if we are unable to successfully implement monetization strategies for our content on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, as new devices, such as wearables, and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such new services and products.

Risks associated with our strategic acquisitions could adversely affect our business.

We have completed several acquisitions in recent years, and we may make additional acquisitions and strategic investments in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and services of the acquired companies as well as the diversion of management’s attention from other business concerns. In addition, there are expenses incurred in connection with these acquisitions and the subsequent assimilation of operations and services, as well as the potential loss of key employees of the acquired company. There can be no assurance that our acquisitions will be successfully integrated into our operations or that we will be able to realize the benefits intended in such acquisitions. In addition, there can be no assurance that we will complete any future acquisitions or that acquisitions will contribute favorably to our operations and financial condition. For example, in October 2014 we acquired Management Diagnostics Limited (“MDL”), a relationship capital management company that offers BoardEx and is headquartered in the U.K. with locations in New York, New York and Chennai, India. This acquisition has helped us expand internationally and is helping to accelerate our transition from primarily serving retail investors to also becoming an indispensable data, news and information source for institutional clients, but we can provide no assurances that our long term strategic objectives will be attained.

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

Our acquisition of MDL in October 2014 significantly increased the importance of foreign markets to our future operations and growth and also exposes us to a number of additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; unexpected regulatory, social, political, or economic changes in a specific country or region; changes in intellectual property, privacy and data protection; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes, labor strikes, acts of war or terrorism and natural disasters, some of which may be disruptive, can interfere with our data collection, our customers and all of our activities in a particular location. We may also be affected by potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad. Since approximately half of MDL’s revenues are generated outside of the United States, the Company’s acquisition of MDL significantly increases our exposure to these risks.

We are now subject to the European Union (“EU”) regulations relating to privacy, including the EU Directive on Data Protection, which imposes significant restrictions on the collection and use of personal data that are more stringent and impose greater burdens on businesses than current privacy standards in the United States. One such burden is a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security.  The United States is one such country and this prohibition and the fact we are subject to the EU regulations may impact on our ability to carry out certain aspects of our business in the United States. The EU has recently passed the General Data Protection Regulation, which will result in greater compliance burdens for companies with users and operations in Europe over the next two years.  The costs of compliance with, and other burdens imposed by, these laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

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

If our goodwill and other intangibles becomes impaired, we may be required to record a reduction in such amount which would negatively impact our financial results.

As of December 31, 2015, we had goodwill of $43.3 million and net intangible assets of $18.7 million. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist. We perform our annual impairment tests of goodwill and indefinite lived intangible assets as of October 1 each year. Impairment exists when the carrying amount of goodwill and indefinite lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess. In the past we recorded impairments of goodwill and intangible assets. Although currently we do not anticipate any impairment, we may have to record additional impairments in the future which may materially adversely affect our results of operations and financial condition.

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

Our ability to successfully attract and retain subscribers to our subscription services may be affected by the perceived quality of the content, including the performance of investment ideas we publish, and other factors.

Our ability to successfully attract and retain subscribers to our subscription services depends on the quality of the content of the services, including the performance of any investment ideas published in the services. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected. Additionally, factors such as the expiration of temporary product promotions, changes in our renewal policies or practices for subscribers to our subscription services, or changes in the degree of credit card failures could have a material impact on customer retention.

Failure to maintain our reputation for trustworthiness may harm our business.

Our brand is based upon the integrity of our editorial content. We are proud of the trust and reputation for quality we have developed over the course of 20 years and we seek to renew and deepen that trust continually. We require all of our content contributors, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our content contributors, the manipulation of a security by one or more of our content contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. In addition, in the event the reputation of any of our directors, officers, key contributors, writers or editorial staff were harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished. These events could materially adversely affect our business, results of operations and financial condition.

Our revenue could be adversely affected if the securities markets and/or mergers and acquisitions activity decline, are stagnant or experience extreme volatility.

Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets and mergers and acquisitions activity. While we believe investors and dealmakers are seeking more information related to the financial markets and mergers and acquisitions from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related and deal-related publications, which could adversely affect the subscription revenue we derive from our subscription based Websites and newsletters.

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

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	online services or Websites focused on business, personal finance or investing, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as financial portals such as Yahoo! Finance, AOL Daily Finance and MSN Money;

•	publishers and distributors of traditional media focused on business, personal finance or investing, including print and radio, such as The Wall Street Journal and financial talk radio programs, and business television networks such as Bloomberg, CNBC and the Fox Business Channel;

•	investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and Investor Place Media;

•	other providers of business intelligence on mergers and acquisitions, restructurings and financings, such as Bloomberg and Mergermarket Group;

•	established ratings services, such as Standard & Poor’s, Morningstar and Lipper, with respect to our Ratings products, and rate database providers such as Informa and SNL Kagan, with respect to our RateWatch products; and
•	other providers of director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, and Thomson Reuters.

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

Foreign exchange variability could adversely affect our consolidated operating results

Our growth strategy contemplates increased services to foreign and domestic customers. As a consequence of expanding the footprint of the Company to markets outside of the United States, in particular the United Kingdom, we will be exposed to market risks from changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. We do not engage in currency hedging or have any positions in derivative instruments to hedge our currency risk. Our reported revenue could suffer if certain foreign currencies, principally the British pound, decline relative to the U.S. dollar, although the impact on operating income would likely be offset in part by an opposing currency impact on locally based operating expense. Conversely, if the U.S. dollar were to weaken against the British pound, assuming all other variables remained constant, our revenues would increase, having a positive impact on earnings, and our overall expenses would increase, having a negative impact on earnings. Also, by virtue of our cross-border operations, we will be subject to the risks normally associated with such activities, including those relating to delayed payments from customers in some countries or difficulties in the collection of receivables generally.

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

Our charter documents and Delaware law could prevent a takeover that stockholders consider favorable and could also reduce the market price of our common stock.

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms;
•	not providing for cumulative voting in the election of directors;
•	permitting an amendment of our certificate of incorporation only through a super-majority vote of the stockholders;
•	prohibiting stockholder action by written consent;
•	require that, to the fullest extent permitted by law and unless we consent to an alternate forum, certain proceedings against or involving us or our directors, officers, or employees be brought exclusively in the Court of Chancery in the State of Delaware;
•	limiting the persons who may call special meetings of stockholders; and
•	requiring advance notification for stockholder director nominations and other proposals.

These and other provisions in our certificate of incorporation, our bylaws, and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

If our ability to use our tax operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We have net operating loss carryforwards of approximately $154 million as of December 31, 2015, available to offset future taxable income through 2035. These net operating losses date back to December 1999 and will begin expiring in 2019. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses. Furthermore, as a result of prior ownership changes under section 382 of the Internal Revenue Code of 1986, as amended, approximately $123 million of these net operating losses will be subject to certain limitations.

Investment of our cash carries risks.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions and perform periodic evaluations of the relative credit standing of these institutions. No assurances can be made that the third-party institutions will retain acceptable credit ratings or investment practices. Investment decisions of third parties and market conditions may adversely affect our cash balances and financial condition. While we believe our investment policy is conservative, there can be no assurance that we will not suffer losses on any of our investments.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

As a Public Company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have evaluated and tested our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could negatively impact the perception of us in the financial market and our business.

In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

If securities or industry analysts do not publish research or reports about our business, or if they publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not have control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our shares or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

If we are unable to satisfy the continued listing requirements of The NASDAQ Stock Market, our common stock could be delisted and the price and liquidity of our common stock may be adversely affected.

Our common stock is currently listed on The NASDAQ Global Market. To maintain the listing of our common stock, we are required to meet certain listing requirements, including, among others, a requirement to maintain a minimum closing bid price of $1.00 per share. If our common stock trades below the $1.00 minimum closing bid price requirement for 30 consecutive business days or if we do not meet other listing requirements, we may be notified by NASDAQ of non-compliance. Our common stock recently closed below $1.00 per share on February 25, 2016 and has been closing at or below $1.00 per share since that date and through the filing of this report. If the price per share of our common stock were to fall below NASDAQ listing standards, our common stock may be delisted. If we are notified by NASDAQ of non-compliance with the $1.00 minimum closing bid price requirement, we would regain compliance if our common stock trades above $1.00 per share for ten consecutive business days during the 180 days following notice of non-compliance. We may also be permitted to transfer our listing to the Nasdaq Capital Market, which would provide us an additional 180 days to regain compliance with the minimum closing bid price requirement. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. In addition, our common stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We do not own any real property and we lease all of our facilities. Our principal administrative, sales, marketing, and editorial facilities currently reside in a facility encompassing approximately 35,000 square feet of office space on one floor in an office building at 14 Wall Street in New York, New York. Bankers Financial Products Corporation (d/b/a RateWatch) occupies approximately 16,000 square feet of office space in Fort Atkinson, Wisconsin. The Deal, LLC occupies approximately 2,211 square feet of office space in Petaluma, California and approximately 350 square feet of office space in Washington, D.C. The Deal’s U.K. subsidiary, Management Diagnostic Limited (“MDL”), occupies approximately 8,202 square feet of office space in London, England, and MDL’s subsidiary, BoardEx India Private Limited, occupies approximately 22,480 square feet of office space in Chennai, India. We also remain responsible for a sublease of approximately 21,500 square feet of office space in an office building at 20 Broad Street in New York, New York, which we in turn have sublet to another tenant.

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

	Low	High
2014
First quarter	$2.20	$2.94
Second quarter	$2.30	$2.68
Third quarter	$2.12	$2.55
Fourth quarter	$2.10	$2.46
2015
First quarter	$1.75	$2.30
Second quarter	$1.72	$1.97
Third quarter	$1.59	$1.92
Fourth quarter	$1.44	$1.73

On March 3, 2016, the last reported sale price for our Common Stock was $0.89 per share.

The graph below compares the cumulative total stockholder return on the Company’s Common Stock from December 31, 2010 through December 31, 2015 with the cumulative total return on the Nasdaq Composite Index and the Research Data Group (RDG) Internet Composite Index. The performance graph is based upon closing prices on December 31st of each year other than 2011, which is based on the closing price on December 30, 2011, the last trading day before December 31, 2011. The comparison assumes $100 was invested on December 31, 2010 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The returns shown are based upon historical results and are not intended to suggest future performance.

ASSUMES $100 INVESTED ON DECEMBER 31, 2010 AND REINVESTMENT OF ALL DIVIDENDS
	December 31,
	2010	2011	2012	2013	2014	2015

TheStreet, Inc.	100.00	65.55	67.10	90.80	99.59	66.35
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
RDG Internet Composite	100.00	102.11	122.23	199.42	195.42	267.25

Holders

The number of holders of record of our Common Stock on March 3, 2016 was 181 which does not include beneficial owners of our Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

For each of the four quarters in the years ended December 31, 2015 and 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. For the years ended December 31, 2015 and 2014, the dividend payments totaled approximately $3.9 million and $3.9 million, respectively. The Certificate of Designations for the Series B Preferred Stock currently prohibits the Company from paying cash dividends in excess of $0.10 per share per annum without the prior approval of holder of the Series B Preferred Stock. The Company does not intend to pay a cash dividend for the first quarter of 2016 and will continue to evaluate the uses of its cash in 2016 in connection with planned investments in the business.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its Common Stock during the year ended December 31, 2015 as the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is currently necessary in order for us to repurchase any of our Common Stock. Absent the consent of the holders of our Series B Preferred Stock, the Company will be unable to conduct share repurchases. For additional information, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Treasury Stock” and Item 1A “Risk Factors — The terms of our Series B Preferred Stock include a substantial liquidation preference, as well as significant control rights.”

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements, which are not included herein.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data: (1)
Net revenue:
Subscription services	$55,206	$48,036	$43,549	$37,149	$38,901
Media	12,450	13,017	10,901	13,572	18,859
Total net revenue	67,656	61,053	54,450	50,721	57,760
Operating expense:
Cost of services	33,616	31,731	27,432	24,886	26,499
Sales and marketing	16,191	15,600	14,453	13,396	16,682
General and administrative	15,000	13,947	12,219	13,638	15,811
Depreciation and amortization	4,309	3,179	3,769	5,512	5,757
Restructuring and other charges	(1,221)	—	386	6,590	1,826
Loss (gain) on disposition of assets	—	—	187	(233)	—
Total operating expense	67,895	64,457	58,446	63,789	66,575
Operating loss	(239)	(3,404)	(3,996)	(13,068)	(8,815)
Net interest (expense) income	(123)	89	210	353	668
Loss on sales of marketable securities	—	—	—	—	(35)
Loss from continuing operations before income taxes	(362)	(3,315)	(3,786)	(12,715)	(8,182)
Provision for income taxes	1,181	475	—	—	—
Loss from continuing operations	(1,543)	(3,790)	(3,786)	(12,715)	(8,182)
Discontinued operations:
Loss on disposal of discontinued operations	—	—	—	—	(2)
Loss from discontinued operations	—	—	—	—	(2)
Net loss	(1,543)	(3,790)	(3,786)	(12,715)	(8,184)
Preferred stock cash dividends	386	386	—	193	386
Net loss attributable to common stockholders	$(1,929)	$(4,176)	$(3,786)	$(12,908)	$(8,570)
Cash dividends paid on common shares	$3,539	$3,477	$—	$1,636	$3,447
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.11)	$(0.39)	$(0.27)
Weighted average basic and diluted shares outstanding	34,839	34,371	33,725	32,710	31,954

Cash dividends declared and paid per common share	$0.10	$0.10	$—	$0.05	$0.10

	December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data (1):
Cash and cash equivalents, current and noncurrent marketable securities, current and noncurrent restricted cash	$30,697	$37,329	$59,842	$60,541	$75,315
Working capital	2,074	5,326	31,208	18,829	46,013
Total assets	102,892	111,932	108,894	111,535	121,413
Long-term obligations, less current maturities	7,267	7,639	4,959	4,629	4,857
Total stockholders’ equity	61,994	67,870	74,163	75,458	88,144

(1)	Acquisitions of businesses we have made are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions we have made for the periods indicated above consist of: MDL in October 2014; The DealFlow Report, The Life Settlements Report and the PrivateRaise database in April 2013; and The Deal, LLC in September 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 to Consolidated Financial Statements (Acquisitions) for additional information regarding our acquisitions.

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

Subscription Services

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscription services contributed 82% of our total revenue in 2015, as compared to 79% in 2014 and 80% in 2013. The increase is primarily the result of the acquisition of MDL in October 2014.

We believe we were one of the first companies to successfully create a large scale, consumer-focused, digital subscription services content business. We believe we have been able to successfully build our subscription services business because we have established a track record for over 20 years of providing high quality, independent investing ideas that have produced financial value for our readers. We believe our track record provides us with a competitive advantage and we will seek to enhance the value of our leading brand and our ability to monetize that value.

In addition to our consumer-focused subscription products, which include RealMoney, RealMoney Pro, Action Alerts PLUS, TheStreet Quant Ratings, and Stocks Under $10, our subscription services business also includes information and transactional services revenue from RateWatch and The Deal.

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

In September 2012, the Company acquired The Deal and transformed its business into a digital subscription platform that delivers sophisticated coverage on changes in corporate control, including mergers and acquisitions, private equity, corporate activism and restructuring. In April 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. to further broaden the information and services available to institutional investors. These newsletters and database, and the employees providing their content, have been incorporated into The Deal.

Additionally, in October 2014, the Company acquired Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England to expand the Company’s international operations and further the Company’s transition from primarily serving retail investors to also becoming an indispensable data and business intelligence source for institutional clients. Founded in 1999, MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies, executive search firms, law firms and academia, use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. MDL’s products and services, and the employees providing these products and services have been incorporated into The Deal.

Our subscription services revenue also includes revenue generated from syndication and licensing of data from TheStreet Ratings (“Ratings”), which tracks the risk-adjusted performance of more than 20,000 mutual funds and exchange-traded funds (ETFs) and more than 4,000 stocks.

Media

Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, event and other miscellaneous revenue. Media contributed 18% of our total revenue in 2015, as compared to 21% in 2014 and 20% in 2013. The decrease is primarily the result of the acquisition of MDL in October 2014, which added to the Company’s subscription services revenue.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and 2014

Revenue

	For the Year Ended December 31,
Revenue:	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Subscription services	$55,205,507	82%	$48,035,953	79%	15%
Media	12,450,393	18%	13,017,265	21%	-4%
Total revenue	$67,655,900	100%	$61,053,218	100%	11%

Subscription services. Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Revenue is recognized ratably over the contract period.

Subscription services revenue for the year ended December 31, 2015 increased by approximately $7.2 million, or 15%, when compared to the year ended December 31, 2014. The increase was the result of approximately $8.1 million of additional revenue related to the operations of Management Diagnostics Limited (“MDL”), which was acquired on October 31, 2014 and therefore contributed only two months of revenue in the prior year period. Excluding the impact of MDL in both periods, revenue for the year ended December 31, 2015 decreased by approximately $934 thousand, or 2%, when compared to the year ended December 31, 2014. The decrease was primarily related to a 2% decrease in the weighted-average number of subscriptions, while the average revenue recognized per subscription remained flat over the periods.

Media. Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, event and other miscellaneous revenue.

Media revenue for the year ended December 31, 2015 decreased by approximately $567 thousand, or 4%, when compared to the year ended December 31, 2014. The decrease in advertising revenue was expected since the Company reduced available inventory for advertising as we focus on enhancing user experience on our free sites to grow the number of subscribers to our subscription based products.

Operating Expense

	For the Year Ended December 31,
	2015	Percent of Total Revenue	2014	Percent of Total Revenue	Percent Change
Operating expense:
Cost of services	$33,615,867	50%	$31,730,740	52%	6%
Sales and marketing	16,190,749	24%	15,600,129	26%	4%
General and administrative	15,000,439	22%	13,946,681	23%	8%
Depreciation and amortization	4,309,094	6%	3,179,377	5%	36%
Restructuring and other charges	(1,221,224)	-2%	—	—	N/A
Total operating expense	$67,894,925		$64,456,927		5%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense increased by approximately $1.9 million, or 6%, over the period. The increase was the result of approximately $2.8 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore contributed only two months of expense in the prior year period. Excluding the impact of MDL in both periods, cost of services expense for the year ended December 31, 2015 decreased by approximately $934 thousand, or 3%, when compared to the year ended December 31, 2014. The decrease was primarily the result of lower compensation and related expense, fees paid to outside contributors and recruiting fees, the aggregate of which decreased by approximately $1.6 million. These cost decreases were partially offset by higher third-party data, consulting, hosting and internet related costs, the aggregate of which increased by approximately $801 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $591 thousand, or 4%, over the period. The increase was the result of approximately $1.1 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore contributed only two months of expense in the prior year period. Excluding the impact of MDL in both periods, sales and marketing expense for the year ended December 31, 2015 decreased by approximately $553 thousand, or 4%, when compared to the year ended December 31, 2014. The decrease was primarily the result of lower advertising, promotion and public relations costs, the aggregate of which decreased by approximately $896 thousand. These cost decreases were partially offset by higher compensation and related expense (primarily commission payments and related payroll taxes), which increased by approximately $346 thousand.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $1.1 million, or 8%, over the period. The increase was the result of approximately $1.6 million of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore contributed only two months of expense in the prior year period. Excluding the impact of MDL in both periods, general and administrative expense for the year ended December 31, 2015 decreased by approximately $515 thousand, or 4%, when compared to the year ended December 31, 2014. The decrease was primarily the result of the absence of costs in the current year related to the MDL acquisition and to a conference that the Company hosted, both of which were incurred in the prior year period, lower compensation and related expense (primarily reduced bonus payments), as well as reduced contributions to TheStreet Foundation, the aggregate of which decreased by approximately $1.3 million. These cost decreases were offset by higher professional, recruiting and tax expense, the aggregate of which increased by approximately $781 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $1.1 million, or 36%, over the period. The increase was the result of approximately $952 thousand of additional cost related to the operations of MDL, which was acquired on October 31, 2014 and therefore contributed only two months of expense in the prior year period. Excluding the impact of MDL in both periods, depreciation and amortization expense for the year ended December 31, 2015 increased by approximately $178 thousand, or 6%, when compared to the year ended December 31, 2014. The increase was primarily the result of a reduction to the estimated useful life of certain fixed assets acquired from The Deal and a capitalized Website development project.

Restructuring and other charges. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company is no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its 2012 Restructuring reserve totaling approximately $1.2 million, resulting in a restructuring and other charges credit on the Company’s Consolidated Statements of Operations. The Company is also entitled to receive a lease termination fee of approximately $583 thousand from the landlord when the office space is vacated. The Company did not incur any restructuring and other charges during the year ended December 31, 2014.

Net Interest Income

	For the Year Ended December 31,
	2015	2014	Percent Change
Net interest (expense) income	$(122,637)	$88,993	-238%

The change in net interest (expense) income was the result of higher interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions and lower interest income due to reduced marketable security and cash balances.

Provision for Income Taxes

Income tax expense for the year ended December 31, 2015 totaled approximately $1.2 million, as compared to income tax expense for the year ended December 31, 2014 totaling approximately $475 thousand, and reflects an effective tax rate of -327% and -14%, respectively. Income tax expense for the years ended December 31, 2015 and 2014 primarily relates to the recognition of approximately $1.2 million and $441 thousand, respectively, of a deferred tax liability related to goodwill that is amortized for income tax but not amortized for financial reporting purposes, as well as the recognition of approximately $4 thousand and $34 thousand, respectively, of income tax expense related to the operations of MDL in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the year ended December 31, 2015 totaled approximately $1.9 million, or $0.06 per basic and diluted share, as compared to net loss attributable to common stockholders for the year ended December 31, 2014 totaling approximately $4.2 million, or $0.12 per basic and diluted share.

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenue

	For the Year Ended December 31,
Revenue:	2014	Percent of Total Revenue	2013	Percent of Total Revenue	Percent Change
Subscription services	$48,035,953	79%	$43,549,359	80%	10%
Media	13,017,265	21%	10,901,052	20%	19%
Total revenue	$61,053,218	100%	$54,450,411	100%	12%

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

The decrease in net interest income was the result of reduced marketable securities balances, decreased cash due to the acquisition of MDL, lower interest rates, and interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

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

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription services revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the three years ended December 31, 2015.

Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, our subscription and institutional services, and other miscellaneous revenue. Media revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Website Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2015, 2014 and 2013, we capitalized software development costs totaling approximately $486 thousand, $408 thousand and $289 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2015, 2014 and 2013, we capitalized Website development costs totaling approximately $1.8 million, $1.2 million and $443 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $1.0 million, $428 thousand and $743 thousand, for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests of goodwill and indefinite lived intangible assets as of October 1 each year. Impairment exists when the carrying amount of goodwill and indefinite lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess.

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

In conducting our 2015 annual goodwill impairment test with the assistance of our independent appraisal firm, we used the market approach for the valuation of our common stock and the income approach for our preferred shares. We also performed an income approach by using the discounted cash flow (“DCF”) method to confirm the reasonableness of the results of the common stock market approach. Based on these approaches, we determined the Company’s business enterprise value (common equity plus preferred equity) to be $107.4 million as of the valuation date. We calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the valuation date, as shown in the following figure:

Average Stock Price – October 1, 2015
Low stock price	$1.60
High stock price	$1.68
Average stock price	$1.64

We multiplied the average stock price of $1.64 by the 34,856,369 common shares outstanding, indicating a common equity value of $57.2 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We searched the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. The data indicated a wide range of control premiums, and we selected 20 percent as an appropriate control premium. Applying a control premium of 20 percent resulted in a value of the common equity on a controlling basis of $68.6 million.

In addition to Common Stock, we have preferred stock with a liquidation value of $55.0 million. With the assistance of our third party valuation firm, we used the income approach to compute the fair value of the Preferred Stock to be $38.8 million which we added to the fair value of the Common Stock. The resulting enterprise value of $107.4 million represents the value of the Company on a controlling basis. This value was greater than the carrying value of $70.2 million, indicating our goodwill was not impaired as of the October 1, 2015 valuation date.

The fair value of our outstanding preferred shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to our preferred stock, we also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the preferred shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on our board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions), and any increases in the per-share amount of dividends payable to the holders of the Common Stock.

In conducting our 2015 annual indefinite lived intangible asset impairment test with the assistance of our independent appraisal firm, we determined its fair value using the relief-from-royalty method. This analysis calculated the fair value as the present value of the future expenses avoided by owning the indefinite lived trade name rather than having to license its use. We selected an appropriate royalty rate by reviewing licensing transactions for similar assets between service businesses, with a focus on companies that operate in industries similar to ours. Based upon the analysis, we concluded that the book value of the indefinite lived trade name was not impaired as of the October 1, 2015 valuation date.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions and we perform periodic evaluations of the relative credit standing of these institutions. As of December 31, 2015, our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

As of December 31, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.6 million. As of December 31, 2014, marketable securities also included an investment grade corporate bond, and the aggregate cost basis of these marketable securities was approximately $3.9 million and the aggregate fair value was approximately $3.6 million. The decrease in marketable securities was due to our non-reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. We account for our marketable securities in accordance with the provisions of ASC 320-10. We classify these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss.

During 2008, we made an investment in Debtfolio, Inc. (‘Debtfolio”), doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, we incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of our investment was written down to fair value based upon an estimate of the market value of our equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. During the three months ended June 30, 2010, we determined it was necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon its consideration of Debtfolio’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio repurchased our ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $555 thousand payable on October 31, 2014. On October 28, 2014, a revised subordinated promissory note with revised repayment terms was agreed to which required cash payments totaling $255 thousand during 2014, and eight quarterly installments of approximately $48 thousand plus 5% simple interest during 2015 and 2016. As of December 31, 2015, all required payments have been received. As of December 31, 2015 and 2014, we maintain a full valuation allowance against this subordinated promissory note due to the uncertainty of eventual collection.

See Note 5 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of our cash.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 was approximately $1.6 million, $1.8 million and $2.1 million, respectively. As of December 31, 2015, there was approximately $1.8 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.9 years.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for stock-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2015, 2014 and 2013 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2015, 2014 and 2013 was $0.39, $0.44 and $0.63, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Expected option lives	3.0 years	3.6 years	3.7 years
Expected volatility	35.45%	35.54%	40.11%
Risk-free interest rate	0.97%	1.11%	0.85%
Expected dividends	4.59%	4.22%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $2.19, $2.23 and $2.06, respectively.

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2015 would have caused an increase of approximately $20,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2015 would have caused an increase of approximately $119,000. Because options are expensed over three to five years from the date of grant, the foregoing estimated increases include potential expense for options granted during prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2015 and 2014, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be recorded.

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

Credit Risk of Customers and Business Concentrations

Our customers are primarily concentrated in the United States and Europe, and we carry accounts receivable balances. We perform ongoing credit evaluations, generally do not require collateral, and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2015 and 2014, no single customer accounted for more than 10% of our gross accounts receivable balance.

Liquidity and Capital Resources

Our current assets at December 31, 2015 consisted primarily of cash and cash equivalents and accounts receivable. We do not hold inventory. Our current liabilities at December 31, 2015 consisted primarily of deferred revenue, accrued expenses and accounts payable. At December 31, 2015, our current assets were approximately $35.7 million, 6 percent greater than our current liabilities. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of December 31, 2015, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $30.7 million, representing 30% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$28,445,416	$32,459,009
Current and noncurrent marketable securities	1,590,000	3,569,240
Current and noncurrent restricted cash	661,250	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$30,696,666	$37,329,249

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $891 thousand for the year ended December 31, 2015, as compared to net cash provided by operating activities totaling approximately $3.6 million for the year ended December 31, 2014. The reduction in net cash provided by operating activities was primarily the result of changes in the balances of accrued expenses, other liabilities, deferred revenue, other receivables, other current liabilities, prepaid expenses and other current assets and accounts receivable over the periods. These declines were partially offset by the reduction in the Company’s net loss and increased noncash expenses over the periods.

Net cash used in investing activities totaled approximately $670 thousand for the year ended December 31, 2015, as compared to net cash used in investing activities totaling approximately $12.4 million for the year ended December 31, 2014. The reduction in net cash used in investing activities was primarily the result of the acquisition of Management Diagnostics Limited in the prior year period and a reduction in restricted cash, partially offset by fewer maturities of marketable securities and increased capital expenditures.

Net cash used in financing activities totaled approximately $4.1 million for the year ended December 31, 2015, essentially flat when compared to the year ended December 31, 2014. Year-over-year changes included a decrease in the shares withheld on RSU vesting to pay for withholding taxes offset by a reduction in the proceeds received from the exercise of stock options.

We currently have a total of approximately $661 thousand of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through December 31, 2016, in respect of the contractual obligations set forth below under “Commitments and Contingencies.”

As of December 31, 2015 we had approximately $154 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

In December 2000, our Board of Directors authorized the repurchase of up to $10 million of our Common Stock, from time to time, in private purchases or in the open market. In February 2004, our Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary in order for us to repurchase our Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the years ended December 31, 2015 and 2014, we did not purchase any shares of Common Stock under the Program. Since inception of the Program, we have purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of our 2007 Performance Incentive Plan (the “2007 Plan”), and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2015, we had withheld an aggregate of 1,670,623 shares which have been recorded as treasury stock.

We also received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC, and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

Commitments and Contingencies

We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through December 31, 2016, primarily related to operating leases for office space, which expire at various dates through January, 2026. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, we have agreements with certain of our outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2015, total future minimum cash payments are as follows:

Payments Due by Year
Contractual obligations:	Total	2016	2017	2018	2019	2020	After 2020
Operating leases	$12,073,785	$2,566,802	$2,419,444	$2,117,147	$1,996,904	$1,987,382	$986,106
Employment agreement	5,000,000	2,500,000	2,500,000	—	—	—	—
Outside contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$17,211,285	$5,204,302	$4,919,444	$2,117,147	$1,996,904	$1,987,382	$986,106

Future minimum cash payments for the year ended December 31, 2016 related to operating leases have been reduced by approximately $488 thousand related to payments to be received related to the sublease of office space.

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

Following our acquisition of MDL, we have greater exposure to fluctuations in foreign currency exchange rates, in particular with respect to the British pound. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in exchange rates. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business. Because we conduct a growing portion of our business outside the U.S. but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. dollar strengthens relative to the British pound, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to the British pound would increase our non-U.S. revenue and operating results when translated into U.S. dollars. We do not engage in currency hedging or have any positions in derivative instruments to hedge our currency risk.

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $972 thousand reduction to 2015 revenue, with an offsetting reduction to 2015 operating expenses of $544 thousand, and a decrease in the value of the Company’s assets and liabilities of approximately $447 thousand and $529 thousand, respectively.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements required by this item are included in Item 15 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our interim chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TheStreet, Inc.

New York, New York

We have audited TheStreet, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TheStreet, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TheStreet, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion.

/s/ BDO USA, LLP

New York, New York

March 9, 2016

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report (the “Proxy Statement”).

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other than the information provided below, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Equity Compensation Plan Information

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate management to select. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. The following table sets forth certain information, as of December 31, 2015, concerning shares of Common Stock authorized for issuance under the 2007 Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,572,571	$1.35	1,818,675	*
Equity compensation plans not approved by security holders**	1,625,360	$1.77	-

44

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

**	Includes inducement option grants made pursuant to NASDAQ Listing Rule 5635(c).

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

Incorporated by reference to the Exhibit Index immediately preceding the exhibits attached to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: March 9, 2016	By:	/s/ Lawrence S. Kramer
	Name:	Lawrence S. Kramer
	Title:	Chairman and Interim Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Lawrence S. Kramer and Eric Lundberg, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

Chairman, and Interim
/s/ Lawrence S. Kramer	Chief Executive Officer
(Lawrence S. Kramer)	(principal executive officer)	March 9, 2016

/s/ Eric Lundberg	Chief Financial Officer
(Eric Lundberg)	(principal financial officer)	March 9, 2016

/s/ Richard Broitman	Chief Accounting Officer	March 9, 2016
(Richard Broitman)	(principal accounting officer)

/s/ James J. Cramer	Director	March 9, 2016
(James J. Cramer)

/s/ Bowers W. Espy	Director	March 9, 2016
(Bowers W. Espy)

/s/ Sarah Fay	Director	March 9, 2016
(Sarah Fay)

/s/ Keith B. Hall	Director	March 9, 2016
(Keith B. Hall)

/s/ Stephen R. Zacharias	Director	March 9, 2016
(Stephen R. Zacharias)

THESTREET, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TheStreet, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TheStreet, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
March 9, 2016

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
assets
Current Assets:
Cash and cash equivalents	$28,445,416	$32,459,009
Accounts receivable, net of allowance for doubtful accounts of $357,417 as of December 31, 2015 and $318,141 as of December 31, 2014	5,102,464	5,103,899
Marketable securities	-	2,009,240
Other receivables	790,148	549,933
Prepaid expenses and other current assets	1,205,708	987,693
Restricted cash	161,250	639,750
Total current assets	35,704,986	41,749,524

Property and equipment, net of accumulated depreciation and amortization of $4,804,411 as of December 31, 2015 and $4,003,538 as of December 31, 2014	2,773,737	2,926,825
Marketable securities	1,590,000	1,560,000
Other assets	329,885	77,052
Goodwill	43,318,670	44,810,467
Other intangibles, net of accumulated amortization of $15,674,328 as of December 31, 2015 and $12,896,782 as of December 31, 2014	18,674,376	20,147,209
Restricted cash	500,000	661,250
Total assets	$102,891,654	$111,932,327
liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,494,341	$2,474,737
Accrued expenses	5,161,981	6,279,082
Deferred revenue	24,738,780	26,427,816
Other current liabilities	1,235,551	1,241,508
Total current liabilities	33,630,653	36,423,143
Deferred tax liability	1,906,295	728,899
Other liabilities	5,360,467	6,910,175
Total liabilities	40,897,415	44,062,217

Stockholders’ Equity
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2015 and December 31, 2014; the aggregate liquidation preference as of December 31, 2015 and December 31, 2014 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,458,779 shares issued and 35,123,132 shares outstanding as of December 31, 2015, and 41,967,369 shares issued and 34,727,641 shares outstanding as of December 31, 2014	424,588	419,674
Additional paid-in capital	269,524,415	271,943,049
Accumulated other comprehensive loss	(1,999,026)	(227,476)
Treasury stock at cost 7,335,647 shares as of December 31, 2015 and 7,239,728 shares as of December 31, 2014	(13,056,541)	(12,908,943)
Accumulated deficit	(192,899,252)	(191,356,249)
Total stockholders’ equity	61,994,239	67,870,110
Total liabilities and stockholders’ equity	$102,891,654	$111,932,327

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013
Net revenue:
Subscription services	$55,205,507	$48,035,953	$43,549,359
Media	12,450,393	13,017,265	10,901,052
Total net revenue	67,655,900	61,053,218	54,450,411
Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	33,615,867	31,730,740	27,431,566
Sales and marketing	16,190,749	15,600,129	14,453,465
General and administrative	15,000,439	13,946,681	12,218,964
Depreciation and amortization	4,309,094	3,179,377	3,768,536
Restructuring and other charges	(1,221,224)	—	385,610
Loss on disposition of assets	—	—	187,434
Total operating expense	67,894,925	64,456,927	58,445,575
Operating loss	(239,025)	(3,403,709)	(3,995,164)
Net interest (expense) income	(122,637)	88,993	209,463
Net loss before income taxes	(361,662)	(3,314,716)	(3,785,701)
Provision for income taxes	1,181,341	475,161	—
Net loss	(1,543,003)	(3,789,877)	(3,785,701)
Preferred stock cash dividends	385,696	385,696	—
Net loss attributable to common stockholders	$(1,928,699)	$(4,175,573)	$(3,785,701)

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.11)

Cash dividends declared and paid per common share	$0.10	$0.10	$—

Weighted average basic and diluted shares outstanding	34,839,233	34,370,843	33,725,317

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(1,543,003)	$(3,789,877)	$(3,785,701)
Foreign currency translation (loss) gain	(1,797,794)	58,768	—
Unrealized gain (loss) on marketable securities	26,244	(108,061)	(49,189)
Comprehensive loss	$(3,314,553)	$(3,839,170)	$(3,834,890)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Common Stock		Series B Preferred Stock			Accumulated Other	Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2012	39,855,468	398,555	5,500	55	270,943,151	(128,994)	(6,827,716)	(11,974,261)	(183,780,671)	75,457,835
Unrealized loss on marketable securities	-	-	-	-	-	(49,189)	-	-	-	(49,189)
Exercise and issuance of equity grants	793,949	7,939	-	-	66,427	-	(186,191)	(390,199)	-	(315,833)
Issuance of Common Stock for acquisition	408,829	4,088	-	-	776,775	-	-	-	-	780,863
Stock-based consideration for services	-	-	-	-	2,075,183	-	-	-	-	2,075,183
Net loss	-	-	-	-	-	-	-	-	(3,785,701)	(3,785,701)
Balance at December 31, 2013	41,058,246	410,582	5,500	55	273,861,536	(178,183)	(7,013,907)	(12,364,460)	(187,566,372)	74,163,158
Unrealized loss on marketable securities	-	-	-	-	-	(108,061)	-	-	-	(108,061)
Foreign currency translation gain	-	-	-	-	-	58,768	-	-	-	58,768
Exercise and issuance of equity grants	909,123	9,092	-	-	293,885	-	(225,821)	(544,483)	-	(241,506)
Stock-based consideration for services	-	-	-	-	1,774,761	-	-	-	-	1,774,761
Common stock cash dividends	-	-	-	-	(3,601,437)	-	-	-	-	(3,601,437)
Preferred stock cash dividends	-	-	-	-	(385,696)	-	-	-	-	(385,696)
Net loss	-	-	-	-	-	-	-	-	(3,789,877)	(3,789,877)
Balance at December 31, 2014	41,967,369	419,674	5,500	55	271,943,049	(227,476)	(7,239,728)	(12,908,943)	(191,356,249)	67,870,110
Unrealized gain on marketable securities	-	-	-	-	-	26,244	-	-	-	26,244
Foreign currency translation loss	-	-	-	-	-	(1,797,794)	-	-	-	(1,797,794)
Exercise and issuance of equity grants	491,410	4,914	-	-	(4,075)	-	(95,919)	(147,598)	-	(146,759)
Stock-based consideration for services	-	-	-	-	1,570,142	-	-	-	-	1,570,142
Common stock cash dividends	-	-	-	-	(3,599,005)	-	-	-	-	(3,599,005)
Preferred stock cash dividends	-	-	-	-	(385,696)	-	-	-	-	(385,696)
Net loss	-	-	-	-	-	-	-	-	(1,543,003)	(1,543,003)
Balance at December 31, 2015	42,458,779	$424,588	5,500	$55	$269,524,415	$(1,999,026)	(7,335,647)	$(13,056,541)	$(192,899,252)	$61,994,239

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(1,543,003)	$(3,789,877)	$(3,785,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,570,142	1,774,761	1,681,988
Provision for doubtful accounts	280,383	189,992	22,859
Depreciation and amortization	4,309,094	3,179,377	3,768,536
Deferred tax	1,177,396	440,899	—
Restructuring and other charges	—	—	393,195
Deferred rent	(120,400)	(325,147)	(322,533)
Loss (gain) on disposition of assets	—	—	187,434
Noncash barter activity	—	—	20,000
Changes in operating assets and liabilities:
Accounts receivable	(304,156)	189,008	1,509,138
Other receivables	(242,563)	573,028	951,116
Prepaid expenses and other current assets	(223,375)	268,677	296,012
Other assets	(66,556)	14,138	(6,675)
Accounts payable	22,452	73,567	(1,463,684)
Accrued expenses	(1,146,629)	979,331	(1,384,257)
Deferred revenue	(1,109,538)	(144,069)	517,882
Other current liabilities	(311,049)	212,149	114,950
Other liabilities	(1,401,639)	(83,749)	(21,908)
Net cash provided by operating activities	890,559	3,552,085	2,478,352
Cash Flows from Investing Activities:
Sale and maturity of marketable securities	2,005,484	9,420,434	22,247,394
Purchase of assets from DealFlow Media, Inc.	—	—	(1,764,716)
Purchase of Management Diagnostics Limited	50,494	(19,922,072)	—
Capital expenditures	(3,365,509)	(1,931,173)	(1,118,679)
Restricted cash	639,750	—	—
Proceeds from the disposition of assets	—	—	71,881
Net cash (used in) provided by investing activities	(669,781)	(12,432,811)	19,435,880

	For the Years Ended December 31,
	2015	2014	2013
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(3,539,477)	(3,476,893)	—
Cash dividends paid on preferred stock	(385,696)	(385,696)	—
Proceeds from the exercise of stock options	839	302,977	74,366
Shares withheld on RSU vesting to pay for withholding taxes	(147,598)	(544,483)	(390,199)
Net cash used in financing activities	(4,071,932)	(4,104,095)	(315,833)

Effect of exchange rate changes on cash and cash equivalents	(162,439)	71	—
Net (decrease) increase in cash and cash equivalents	(4,013,593)	(12,984,750)	21,598,399
Cash and cash equivalents, beginning of period	32,459,009	45,443,759	23,845,360
Cash and cash equivalents, end of period	$28,445,416	$32,459,009	$45,443,759

Supplemental disclosures of cash flow information:
Cash payments made for taxes	$223,110	$—	$—

Noncash investing and financing activities:
Stock issued for business combination	$—	$—	$780,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Substantially all of the Company’s revenue in 2015, 2014 and 2013 was generated from customers in the United States and Europe. During 2015, 2014 and 2013, substantially all of the Company’s long-lived assets were located in the United States and Europe.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

•	useful lives of intangible assets,
•	useful lives of fixed assets,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	estimates in connection with the allocation of the purchase price of Management Diagnostics Limited and certain assets acquired from DealFlow Media, Inc. to the fair value of the assets acquired and liabilities assumed,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees,
•	restructuring charges, and
•	the calculation of a contingent earn-out payment from the acquisition of Management Diagnostics Limited.

Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of TheStreet, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company generates its revenue primarily from subscription services and media.

Subscription services revenue is comprised of subscriptions, licenses and fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. The Company calculates net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription services revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the three years ended December 31, 2015.

Media revenue is comprised of fees charged for the placement of advertising and sponsorships within TheStreet and our affiliated properties, our subscription and institutional services, and other miscellaneous revenue. Media revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2015, the Company has a total of approximately $661 thousand of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

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

Capitalized Software and Website Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized software development costs totaling approximately $486 thousand, $408 thousand and $289 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2015, 2014 and 2013, the Company capitalized Website development costs totaling approximately $1.8 million, $1.2 million and $443 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $1.0 million, $428 thousand and $743 thousand, for the years ended December 31, 2015, 2014 and 2013, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests of goodwill and indefinite lived intangible assets as of October 1 each year. Impairment exists when the carrying amount of goodwill and indefinite lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess.

The Company evaluates goodwill for impairment using a two-step impairment test approach at the Company level, as the Company is considered to operate as a single reporting unit. In the first step, the fair value of the Company is compared to its book value, including goodwill and indefinite-lived intangible assets.  If the fair value of the Company is less than the book value, a second step is performed that compares the implied fair value of the Company's goodwill and indefinite lived intangible assets to the book value of the goodwill and indefinite lived intangible assets.  The fair value for the goodwill and indefinite lived intangible assets is determined based on the difference between the fair value of the Company and the net fair values of identifiable assets and liabilities.  If the fair value of the goodwill and indefinite lived intangible assets is less than the book value, the difference is recognized as impairment.

ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. During 2015, the Company elected not to apply the qualitative assessment under this guidance and continued to apply the quantitative assessment in its evaluating of goodwill for impairment.

In testing for impairment of goodwill, the fair value of the Company was estimated using a market approach for the valuation of our common stock, based upon actual prices of the Company’s Common Stock, and the income approach for the estimated fair value of the Company’s outstanding Preferred Shares. The Company also performed an income approach to confirm the reasonableness of the common stock market approach by using the discounted cash flow method. Based upon annual impairment tests performed in 2015 and 2014, no impairment was indicated as the Company’s fair value, inclusive of a control premium, exceeded its book value by approximately 53% and 62%, respectively. The fair value of the Company’s outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to the Company’s Preferred Stock, the Company also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on the Company’s board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions) and any increases in the per-share amount of dividends payable to the holders of the Common Stock. A decrease in the price of the Company’s Common Stock, or changes in the estimated value of the Company’s Preferred Shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to the Company’s financial position and results of operations.

In testing for impairment of the Company’s indefinite lived intangible asset, the Company determined the fair value using the relief-from-royalty method. This analysis calculated the fair value as the present value of the future expenses avoided by owning the indefinite lived trade name rather than having to license its use. The Company selected an appropriate royalty rate by reviewing licensing transactions for similar trade names and by considering the profitability associated with its operations. Based upon annual impairment tests performed in 2015 and 2014, the Company concluded that the book value of its indefinite lived trade name was not impaired as the fair value exceeded its book value by approximately 129% and 165%, respectively.

Additionally, the Company evaluates the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life.  There have been no changes in useful lives of intangible assets for each period presented.

During the year ended December 31, 2014, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets as of September 30. For the year ended December 31, 2015, the Company changed the date of its annual impairment test of goodwill and indefinite-lived intangible assets to October 1 in order to allow for a more comprehensive review. The change in the testing date does not represent a material change in the method of applying the accounting policy and such change does not have an effect on the financial statements.

Long-Lived Assets

The Company evaluates long-lived assets, including amortizable identifiable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Management does not believe that there was any impairment of long-lived assets as of December 31, 2015 and 2014.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2015 and 2014, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest income” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expenses.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2015, 2014 or 2013.

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

The Company files income tax returns in the United States (federal), and in various state and local jurisdictions, as well as in the United Kingdom and India.  In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2012, and is not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2015, the Company’s cash, cash equivalents and restricted stock primarily consisted of money market funds and checking accounts.

For the years ended December 31, 2015, 2014 and 2013, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2015 and 2014, no single customer accounted for more than 10% of our gross accounts receivable balance.

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

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expense. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains and losses resulting from currency transactions are included in earnings.

Net Loss Per Share of Common Stock

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the years ended December 31, 2015 2014 and 2013, approximately 3.1 million, 5.2 million and 4.2 million, respectively, of unvested restricted stock units, vested and unvested options to purchase Common Stock, were excluded from the calculation, as their effect would result in a lower net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2015, 2014 and 2013, advertising expense totaled approximately $2.6 million, $3.0 million and $2.9 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2015, 2014 and 2013 was approximately $1.6 million, $1.8 million and $2.1 million, respectively. As of December 31, 2015, there was approximately $1.8 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.9 years.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2015, 2014 and 2013 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2015, 2014 and 2013 was $0.39, $0.44 and $0.63, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2015	2014	2013
Expected option lives	3.0 years	3.6 years	3.7 years
Expected volatility	35.45%	35.54%	40.11%
Risk-free interest rate	0.97%	1.11%	0.85%
Expected dividends	4.59%	4.22%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2015, 2014 and 2013 was $2.19, $2.23 and $2.06, respectively.

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

In 2015, 2014 and 2013, the Compensation Committee granted short-term cash performance awards, payable to certain officers upon the Company’s achievement of specified performance goals for such year. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. The short-term cash incentives were based upon achievement of certain financial targets, as defined by the Compensation Committee. Potential payout was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $670 thousand, $918 thousand and $599 thousand were deemed earned with respect to the years ended December 31, 2015, 2014 and 2013, respectively.

Services Agreement

On November 13, 2012, the Company entered into a Services Agreement (the “Agreement”) in which a third-party granted TheStreet an exclusive right to sell and serve advertisement and e-commerce on certain of its personal finance Websites. The agreement terminated on May 31, 2013. TheStreet supported the Websites by providing personal finance content, various promotion and advertisements on TheStreet’s Websites, and marketing and accounting support. Under the Agreement, the Company reimbursed this third party for certain expenses, subject to specified limits. Both parties shared in the profits generated by the partnership, after TheStreet recouped the aggregate amount paid to the third party in addition to certain sales, marketing, editorial and operational costs incurred by the Company.

In accordance with ASC 808, “Accounting for Collaborative Agreement,” a participant in a collaborative arrangement must report the costs incurred and revenues generated on sales to third parties at gross or net amounts, depending on whether the participant is the principal or the agent in the transaction. Based on the facts and circumstances with regards to the Agreement, the Company determined that it was the Principal in this Agreement for all advertising sold by the Company. With respect to the advertising and e-commerce revenue generated by the third party, the Company treated this as a reimbursement of expenses paid. For the year ended December 31, 2013 the Company recognized $264 thousand in net expense reimbursements reflected in cost of sales on the consolidated statement of operations related to this agreement.

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

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2015. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2017-17 simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. We early adopted the provisions of this ASU during the fourth quarter of fiscal year 2015 and applied it retrospectively. Adoption of this standard did not impact the balance sheet classification of the Company’s deferred tax liability, results of operations, retained earnings, or cash flows in the current or previous interim and annual reporting periods.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

(2) Acquisitions

Management Diagnostics Limited

On October 31, 2014, the Company acquired all of the outstanding share capital of Management Diagnostics Limited (“MDL”), a privately held company headquartered in London, England. MDL is the owner of BoardEx, an institutional relationship capital management database and platform. Clients, including investment banks, consultancies and law firms use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. The Company paid cash consideration of approximately $22.1 million at closing, of which $1.5 million was placed in escrow which will be used to secure indemnity obligations for a period of 24 months. Additionally, the Company assumed net liabilities approximating $5.0 million, inclusive of a potential earn-out payable in 2018 based on 2017 net revenue of BoardEx’s existing products and services. The results of operations of MDL are included in the Company’s consolidated financial statements for the year ended December 31, 2015 and for the year ended December 31, 2014 from October 31, 2014, the date of the acquisition.

In December of 2015, the Company made an entity classification election under IRC Section 301.7701-1 to treat MDL as a disregarded entity for US income tax purposes.  Since an election under IRC Section 338(g) was made on the acquisition of MDL to treat it as an asset purchase for U.S. income tax purposes, the goodwill is amortizable under IRC Section 197 over 15 years on the Company’s U.S. income tax return.

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

Acquisition related costs totaling $1.5 million are included in general and administrative expenses in the Company’s condensed consolidated statement of operations for the year ended December 31, 2014.

The DealFlow Report, The Life Settlements Report and the PrivateRaise database

On April 19, 2013, the Company acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database (the “DealFlow” acquisition) from DealFlow Media, Inc. These newsletters and database, and the employees providing their content, have been incorporated into The Deal, TheStreet’s institutional platform. The Company paid cash consideration of approximately $2.0 million and issued 408,829 unregistered shares of the Company’s common stock, having a value on the closing date of approximately $781 thousand. Additionally, the Company assumed net liabilities of approximately $726 thousand. The acquisition was not significant and pro forma financial information was not required. The results of operations of DealFlow are included in the consolidated financial statements for the year ended December 31, 2015 and 2014, and for the year ended December 31, 2013 from April 19, 2013, the date of the acquisition.

Proforma Information

Unaudited pro forma consolidated financial information is presented below as if the acquisition of MDL had occurred on January 1, 2013. The historical financial statements of MDL were prepared in accordance with United Kingdom generally accepted accounting principles and have been converted to U.S. generally accepted accounting principles for purposes of the unaudited pro forma consolidated financial information presented below. The results have been adjusted to account for the amortization of acquired intangible assets, to reclassify a defined benefit plan actuarial gain recorded by MDL within the statement of operations to accumulated other comprehensive income in accordance with U.S. generally accepted accounting principles, and deal acquisition costs. The pro forma information presented below does not purport to present what actual results would have been if the acquisition had occurred at January 1, 2013, nor does the information project results for any future period. The unaudited pro forma consolidated financial information should be read in conjunction with the historical financial information of the Company included in this report, as well as the historical financial information included in other reports and documents filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information for the years ended December 31, 2014 and 2013 is as follows:

	For the Years Ended December 31,
	2014	2013
Total Revenue	$69,554,714	$63,979,231
Net Loss	$(1,505,531)	$(2,814,915)
Basic and diluted net loss per share	$(0.04)	$(0.08)

(3) Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the years ended December 31, 2015, 2014 and 2013, approximately 3.1 million, 5.2 million and 4.2 million unvested restricted stock units, vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2015	2014	2013
Basic and diluted net loss per share Numerator:
Net loss	$1,543,003	$3,789,877	$3,785,701
Preferred stock cash dividends	385,696	385,696	-
Numerator for basic and diluted earnings per share – Net loss attributable to common stockholders	$1,928,699	$4,175,573	$3,785,701

Denominator:
Weighted average basic and diluted shares outstanding	34,839,233	34,370,843	33,725,317

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.06)	$(0.12)	$(0.11)

(4) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash and cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of December 31, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.6 million. As of December 31, 2014, marketable securities also included an investment grade corporate bond, and the aggregate fair value of these marketable securities was approximately $3.6 million and the total cost basis was approximately $3.9 million. The decrease in marketable securities was due to the Company not reinvesting the proceeds as securities matured. With the exception of the ARS, the maximum maturity for any investment is three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of December 31, 2015 and 2014, the Company has a total of approximately $661 thousand and $1.3 million, respectively, of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	As of December 31,
	2015	2014
Cash and cash equivalents	$28,445,416	$32,459,009
Current and noncurrent marketable securities	1,590,000	3,569,240
Current and noncurrent restricted cash	661,250	1,301,000
Total cash and cash equivalents, current and noncurrent marketable securities and current and noncurrent restricted cash	$30,696,666	$37,329,249

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of December 31, 2015
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$28,445,416	$28,445,416	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,590,000	—	—	1,590,000
Contingent earn-out (3)	2,590,339	—	—	2,590,339
Total at fair value	$33,287,005	$29,106,666	$—	$4,180,339

	As of December 31, 2014
	Total	Level 1	Level 2	Level 3
Description:
Cash and cash equivalents (1)	$32,459,009	$32,459,009	$—	$—
Restricted cash (1)	1,301,000	1,301,000	—	—
Marketable securities (2)	3,569,240	2,009,240	—	1,560,000
Contingent earn-out (3)	2,602,105	—	—	2,602,105
Total at fair value	$39,931,354	$35,769,249	$—	$4,162,105

(1)         Cash and cash equivalents and restricted cash, totaling approximately $29.1 million and $33.8 million as of December 31, 2015 and 2014, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)         Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million and $1.6 million as of December 31, 2015 and 2014, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2015, the Company determined there was a decline in the fair value of its ARS investments of $260 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS. At December 31, 2014, marketable securities also consisted of an investment grade corporate bond for which we determined fair value through quoted market prices.

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

The following table provides a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2013	$1,580,000
Change in fair value of investment	(20,000)
Balance December 31, 2014	1,560,000
Change in fair value of investment	30,000
Balance December 31, 2015	$1,590,000

Contingent Earn-Out
Balance December 31, 2013	$-
Addition	2,602,105
Balance December 31, 2014	2,602,105
Purchase accounting adjustment	(144,398)
Accretion of net present value	132,632
Balance December 31, 2015	$2,590,339

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

Property and equipment as of December 31, 2015 and 2014 consists of the following:

	As of December 31,
	2015	2014
Computer equipment and software	$1,823,428	$1,456,483
Furniture and fixtures and telephone equipment	2,041,229	2,072,289
Leasehold improvements	3,713,491	3,401,591
	7,578,148	6,930,363
Less accumulated depreciation and amortization	4,804,411	4,003,538
Property and equipment, net	$2,773,737	$2,926,825

Depreciation and amortization expense for the above noted property and equipment was approximately $1.3 million, $912 thousand and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company does not include depreciation and amortization expense in cost of services, sales and marketing or general and administrative expense.

(7) Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

Balance as of December 31, 2013	$27,997,286
Acquisition of Management Diagnostics Limited	16,813,181
Balance as of December 31, 2014	44,810,467
Purchase accounting adjustments	(237,772)
Exchange rate impact	(1,254,025)
Balance as of December 31, 2015	$43,318,670

The Company’s goodwill and other intangible assets and related accumulated amortization as of December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
Total goodwill	$43,318,670	$44,810,467
Other intangible assets not subject to amortization:
Trade name	$720,000	$720,000
Total other intangible assets not subject to amortization	720,000	720,000
Other intangible assets subject to amortization:
Customer relationships	14,188,406	14,462,136
Software models	1,988,194	1,988,194
Noncompete agreement	130,000	130,000
Product databases	8,863,608	8,619,588
Trade names	786,878	810,000
Capitalized website and software development	7,511,193	6,153,648
Domain names	160,425	160,425
Total other intangible assets subject to amortization	33,628,704	32,323,991
Less accumulated amortization	(15,674,328)	(12,896,782)
Net other intangible assets subject to amortization	17,954,376	19,427,209
Total other intangible assets	$18,674,376	$20,147,209

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

Amortization expense totaled approximately $3.1 million, $2.3 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The estimated amortization expense for the next five years is as follows:

For the Years Ended
December 31,	Amount
2016	$3,743,107
2017	3,501,122
2018	2,698,284
2019	1,710,601
2020	1,701,990
Thereafter	4,599,272
Total	$17,954,376

(8) Accrued Expenses

Accrued expenses as of December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
Payroll and related costs	$1,941,665	$2,544,215
Tax related	728,336	666,102
Professional fees	591,827	890,567
Business development	391,854	467,876
Advertising	208,507	334,295
Other liabilities	1,299,792	1,376,027
Total accrued expenses	$5,161,981	$6,279,082

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

The Company had approximately $154 million and $149 million of federal and state net operating loss carryforwards as of December 31, 2015 and 2014, respectively. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2035 and expire from 2019 through 2035. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2016 through 2035. The net operating loss carryforwards as of December 31, 2015 and 2014 include approximately $16 million and $16 million, respectively, related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized.

In accordance with Section 382 of the Internal Revenue code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Current taxes:
U.S. federal	$-	$8	$-
State and local	-	8	-
Foreign	4	18	-
Total current tax expense	$4	$34	$-
Deferred taxes:
U.S. federal	$809	$382	$-
State and local	368	59	-
Foreign	-	-	-
Total deferred tax expense	$1,177	$441	$-
Total tax expense	$1,181	$475	$-

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	For the Years Ended December 31,
	2015	2014	2013
U.S. statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	(67.2)	1.1	6.3
Effect of permanent differences	(35.7)	(9.7)	(2.9)
R&D credit	26.7	0.0	0.0
Change to valuation allowance	(281.5)	(37.4)	(37.4)
Foreign rate tax differential	(2.9)	(2.3)	-
Effective income tax rate	(326.6)%	(14.3)%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Operating loss carryforward	$70,426	$63,553
Windfall tax benefit carryforward	(5,332)	(5,332)
Capital loss carryforward	229	28
Intangible assets	(329)	628
Accrued expenses	1,158	1,753
Depreciation	884	953
Other	1,820	1,894
Total deferred tax assets	68,856	63,477
Deferred tax liabilities:
Goodwill	(1,612)	(455)
Trademarks	(294)	(274)
Total deferred tax liabilities	(1,906)	(729)
Less: valuation allowance	(68,856)	(63,477)
Net deferred tax liability	$(1,906)	$(729)

The Company has no uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2015, 2014 and 2013.

(10) Stockholders’ Equity

Convertible Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2015, no Series B Preferred Stock has been converted and the warrants have expired without any shares having been purchased. The Series B Preferred Stock has not been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock.

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

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2015 and 2014, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2015, the Company had withheld an aggregate of 1,670,623 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

Dividends

During the years ended December 31, 2015 and 2014, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $3.9 million and $3.9 million, respectively. There were no dividends paid during the year ended December 31, 2013.

Stock Options

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five years. As of December 31, 2015, there remained approximately 1.8 million shares available for future awards under the 2007 Plan. Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was approximately $1.6 million, $1.8 million and $2.1 million (inclusive of $393 thousand included in restructuring and other charges), respectively.

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

A summary of the activity of the 1998 and 2007 Plans and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2014	4,246,041	$1.90
Options granted	40,576	$2.23
Options exercised	(603)	$1.39
Options cancelled	(367,657)	$1.90
Options expired	(526,750)	$2.12
Awards outstanding, December 31, 2015	3,391,607	$1.87	$35	2.73
Awards vested and expected to vest at December 31, 2015	3,345,054	$1.87	$35	2.73
Awards exercisable at December 31, 2015	2,724,166	$1.84	$29	2.71

A summary of the activity of the 1998 and 2007 Plans pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2014	1,205,343
Restricted stock units granted	104,289
Restricted stock units settled by delivery of Common Stock upon vesting	(490,807)
Restricted stock units cancelled	(12,501)
Awards outstanding, December 31, 2015	806,324	$1,209	1.98
Awards vested and expected to vest at December 31, 2015	793,199	$1,190	1.73

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2015 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2014	3,181,037	$1.16
Shares underlying options granted	40,576	$0.39
Shares underlying restricted stock units granted	104,289	$2.19
Shares underlying options vested	(981,172)	$0.52
Shares underlying restricted stock units issued	(490,807)	$2.18
Shares underlying unvested options cancelled	(367,657)	$0.58
Shares underlying unvested restricted stock units cancelled	(12,501)	$1.70
Shares underlying awards unvested at December 31, 2015	1,473,765	$1.44

For the years ended December 31, 2015, 2014 and 2013, approximately 41 thousand, 276 thousand, and 1.6 million stock options, respectively, were granted to employees of the Company, and 603, 186 thousand and 43 thousand options were exercised during the years ended December 31, 2015, 2014 and 2013, respectively, yielding $838, $303 thousand and $74 thousand, respectively, of cash proceeds to the Company. For the years ended December 31, 2015, 2014 and 2013, approximately 104 thousand, 471 thousand and 1.3 million restricted stock units, respectively, were granted to employees of the Company, and 491 thousand, 723 thousand and 751 thousand, respectively, were issued under restricted stock unit grants. For the years ended December 31, 2015, 2014 and 2013, the total fair value of share-based awards vested was approximately $1.3 million, $2.4 million and $2.1 million, respectively. For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised was approximately $373, $154 thousand and $16 thousand, respectively. For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of restricted stock units that vested was approximately $840 thousand, $1.7 million and $1.4 million, respectively. As of December 31, 2015, there was approximately $1.8 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.9 years.

(11) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through January 2026. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Additionally, the Company has agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2015, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2016	2017	2018	2019	2020	After 2020
Operating leases	$12,073,785	$2,566,802	$2,419,444	$2,117,147	$1,996,904	$1,987,382	$986,106
Employment agreement	5,000,000	2,500,000	2,500,000	—	—	—	—
Outside contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$17,211,285	$5,204,302	$4,919,444	$2,117,147	$1,996,904	$1,987,382	$986,106

Future minimum cash payments for the year ending December 31, 2016 related to operating leases has been reduced by approximately $488 thousand related to payments to be received related to the sublease of office space.

Legal Proceedings

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

(12) Long Term Investment

During 2008, the Company made an investment in Debtfolio, Inc., doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. During the three months ended June 30, 2010, the Company determined it was necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of $555 thousand payable on October 31, 2014. On October 28, 2014, a revised subordinated promissory note with revised repayment terms was agreed to which required cash payments totaling $255 thousand during 2014, and eight quarterly installments of approximately $48 thousand plus 5% simple interest during 2015 and 2016. As of December 31, 2015, all required payments have been received. As of December 31, 2015 and 2014, we maintain a full valuation allowance against this subordinated promissory note due to the uncertainty of eventual collection.

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

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges from continuing operations of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges from continuing operations of approximately $3.5 million during the year ended December 31, 2012. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company is no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million, resulting in a restructuring and other charges credit on the Company’s Consolidated Statements of Operations. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account from the initial charges during the first quarter of 2012 through December 31, 2015. The remaining balance as of December 31, 2015 relates to the lease for The Deal’s office space which expires in August 2016.

	Workforce Reduction	Asset Write-Off	Termination of Vendor Services	Lease Termination	Total
Restructuring charge	$3,307,330	$954,302	$531,828	$2,085,000	$6,878,460
Noncash charges	(222,215)	(954,302)	(220,178)	-	(1,396,695)
Payments	(2,462,425)	-	(148,816)	(190,518)	(2,801,759)
Balance December 31, 2012	622,690	-	162,834	1,894,482	2,680,006
Adjustments to prior estimates	(7,586)	-	5,446	27,130	24,990
(Payments)/sublease income, net	(615,104)	-	(168,280)	(640,200)	(1,423,584)
Balance December 31, 2013	-	-	-	1,281,412	1,281,412
Adjustment to prior estimates	-	-	-	44,678	44,678
(Payments)/sublease income, net	-	-	-	58,646	58,646
Balance December 31, 2014	-	-	-	1,384,736	1,384,736
Adjustment to prior estimates	-	-	-	(1,196,834)	(1,196,834)
(Payments)/sublease income, net	-	-	-	(88,593)	(88,593)
Balance December 31, 2015	$-	$-	$-	$99,309	$99,309

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

The following table displays the activity of the 2009 Restructuring reserve account from the initial charges during the first quarter 2009 through its conclusion in 2014.

Restructuring and other charges	$3,460,914
Noncash charges	(451,695)
Payments	(1,779,163)
Balance December 31, 2009	1,230,056
Payments	(385,295)
Balance December 31, 2010	844,761
Payments	(170,396)
Balance December 31, 2011	674,365
Payments	(165,401)
Reduction to prior estimate	(288,667)
Balance December 31, 2012	220,297
Payments	(124,023)
Balance December 31, 2013	96,274
Reduction to prior estimate	(75,603)
Payments	(20,671)
Balance December 31, 2014	$-

(14) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2015	2014
Acquisition contingent earn-out	$2,590,339	$2,602,105
Deferred rent	1,870,583	2,301,999
Deferred revenue	897,453	619,443
Other liabilities	2,092	1,892
Noncurrent restructuring charges	-	1,384,736
	$5,360,467	$6,910,175

(15) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees. For the year ended December 31, 2013, the plan provided an employer match of 100% of employee contributions, up to a maximum of 6% of each employee’s total compensation within statutory limits, and effective January 1, 2014, the Company increased its matching contribution to 100% of employee contributions, up to a maximum of 8% of each employee’s total compensation within statutory limits.  The Company’s matching contribution totaled approximately $1.7 million, $1.4 million and $759 thousand for the years ended December 31, 2015, 2014 and 2013, respectively.

(16) Subsequent Event

On February 23, 2016, the Company announced that its Board of Directors had appointed Lawrence S. Kramer as interim President and Chief Executive Officer. The appointment followed the resignation of Elisabeth DeMarse as the Company’s President and Chief Executive Officer and member of the Board of Directors. The change was effective immediately. The Company also entered into a Separation Agreement and Release of All Claims with Ms. DeMarse (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Ms. DeMarse has agreed to provide transition services to the Company through February 29, 2016 (the “Separation Date”) and to release certain claims she may have against the Company and other released parties. The Company has agreed to pay or otherwise provide Ms. DeMarse with (1) amounts earned as an employee through the Separation Date, (2) an amount equal to $1,104,000, which reflects the amount of the cash payment to which Ms. DeMarse would have been entitled under her existing Amended and Restated Severance Agreement with the Company had she been terminated without cause, (3) reimbursement for premiums to continue Ms. DeMarse’s medical coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for 18 months, at the coverage levels in effect immediately prior to the Separation Date.

(17) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$16,890	$17,137	$16,662	$16,967
Total operating expense (Note)	17,601	17,521	16,033	16,740
Net (loss) income	(977)	(671)	354	(249)
Preferred stock cash dividends	96	96	96	96
Net (loss) income attributable to common stockholders	$(1,073)	$(768)	$258	$(346)
Basic and diluted net loss per share:
Net (loss) income attributable to common stockholders	$(0.03)	$(0.02)	$0.01	$(0.01)

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$14,389	$14,762	$14,619	$17,283
Total operating expense	15,554	15,435	15,113	18,355
Net loss	(1,127)	(642)	(467)	(1,556)
Preferred stock cash dividends	96	96	96	96
Net loss attributable to common stockholders	$(1,223)	$(738)	$(563)	$(1,652)
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.04)	$(0.02)	$(0.02)	$(0.05)

Note: In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease resulting in a $1.2 million restructuring and other charges reduction to total operating expense.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provisions Charged to Expense	Write- offs	Balance at End of Period
For the year ended December 31, 2015	$318,141	$129,108	$89,832	$357,417
For the year ended December 31, 2014	$202,207	$202,340	$86,406	$318,141
For the year ended December 31, 2013	$165,291	$80,819	$43,903	$202,207

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	March 19, 2015

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007

4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1	Stock Purchase Agreement, dated October 7, 2014 by and between TheStreet, Inc., The Deal, LLC and Management Diagnostics Limited.	10-K	000-25779	10.1	March 5, 2015

10.2+	Severance Agreement Between TheStreet, Inc. and Erwin Eichmann, dated November 5, 2014	10-Q	000-25779	10.1	November 7, 2014

10.3+	Separation Agreement and Release of All Claims dated as of December 16, 2015 between the Company and Erwin Eichmann

10.4+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.5+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.6	Agreement of Lease, dated July 22, 1999, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-Q	000-25779	10.1	August 16, 1999

10.7	Amendment of Lease dated October 31, 2001, between 14 Wall Street Holdings 1, LLC (as successor to W12/14 Wall Acquisition Associates LLC) and the Company.	10-K	000-25779	10.12	March 16, 2005

10.8	Second Amendment of Lease dated March 21, 2007, between 14 Wall Street Holdings 1, LLC and the Company.	10-K	000-25779	10.24	March 14, 2008

10.9	Third Amendment of Lease dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.10	Stock Purchase Agreement dated November 1, 2007 by and among BFPC Newco LLC, Larry Starkweather, Kyle Selberg, Rachelle Zorn, Robert Quinn and Larry Starkweather as Agent.	8-K	000-25779	2.1	November 6, 2007

10.11	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007

10.12	Equity Interest Purchase Agreement, dated as of September 11, 2012 between TheStreet, Inc. and WPPN, L.P.	8-K	000-25779	2.1	September 12, 2012

10.13+	Employment Letter dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.1	May 7, 2012

10.14+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012

10.15+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012

10.16+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012

10.17+	Amended and Restated Severance Agreement dated as of December 21, 2015 between the Company and Elisabeth DeMarse.

10.18+	Separation Agreement and Release of All Claims dated as of February 22, 2016 between the Company and Elisabeth DeMarse.

10.19+	Employment Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.23	February 22, 2013

10.20+	Sign-On Bonus Offer Letter dated as of August 13, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.24	February 22, 2013

10.21+	Agreement for Grant of Incentive Stock Option dated as of August 17, 2012 between the Company and Erwin Eichmann.	10-K	000-25773	10.25	February 22, 2013

10.22+	Employment Offer Letter dated as of February 1, 2013 between the Company and John C. Ferrara.	10-K	000-25773	10.26	February 22, 2013

10.23+	Separation Agreement and General Release dated as of November 2, 2015 between the Company and John C. Ferrara.	10-Q	000-25779	10.2	November 5, 2015

10.24+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014

10.25+	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014

10.26+	Employment Agreement dated as of November 14, 2013 between James J. Cramer and the Company.	10-K	000-25779	10.21	February 28, 2014

10.27	Employment Offer Letter dated as of July 18, 2013 between the Company and Vanessa J. Soman.	10-K	000-25779	10.22	February 28, 2014

10.28+	Severance Agreement between TheStreet, Inc. and Vanessa J. Soman, dated January 26, 2015.	10-Q	000-25779	10.1	August 7, 2015

10.29+	Separation Agreement and General Release dated as of September 22, 2015 between the Company and Vanessa J. Soman.	10-Q	000-25779	10.1	November 5, 2015

10.30+	Employment Offer Letter dated as of January 19, 2016 between the Company and Eric Lundberg.

10.31+	Severance Agreement dated as of January 19, 2016 between the Company and Eric Lundberg.

10.32+	Agreement for Grant of Non-Qualified Stock Option dated as of January 19, 2016 between the Company and Eric Lundberg.

10.33+	Director Compensation Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.