Form 10-Q
period 2016-03-31
THESTREET, INC.
filed 2016-05-09
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of May 5, 2016
Common Stock, par value $0.01 per share	35,234,728

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended March 31, 2016

ii

Part I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,831,758	$28,445,416
Accounts receivable, net of allowance for doubtful accounts of $287,984 as of March 31, 2016 and $357,417 as of December 31, 2015	3,481,733	5,102,464
Other receivables, net	578,549	790,148
Prepaid expenses and other current assets	1,161,447	1,205,708
Restricted cash	161,250	161,250
Total current assets	35,214,737	35,704,986

Property and equipment, net of accumulated depreciation and amortization of $5,020,356 as of March 31, 2016 and $4,804,411 as of December 31, 2015	3,277,008	2,773,737
Marketable securities	1,490,000	1,590,000
Other assets	322,354	329,885
Goodwill	42,869,441	43,318,670
Other intangibles, net of accumulated amortization of $16,351,971 as of March 31, 2016 and $15,674,328 as of December 31, 2015	18,301,648	18,674,376
Restricted cash	500,000	500,000
Total assets	$101,975,188	$102,891,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,893,769	$2,494,341
Accrued expenses	5,534,187	5,161,981
Deferred revenue	25,942,582	24,738,780
Other current liabilities	1,282,416	1,235,551
Total current liabilities	35,652,954	33,630,653
Deferred tax liability	2,187,021	1,906,295
Other liabilities	5,873,767	5,360,467
Total liabilities	43,713,742	40,897,415

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2016 and December 31, 2015; the aggregate liquidation preference totals $55,000,000 as of March 31, 2016 and December 31, 2015	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,567,444 shares issued and 35,230,812 shares outstanding as of March 31, 2016, and 42,458,779 shares issued and 35,123,132 shares outstanding as of December 31, 2015	425,674	424,588
Additional paid-in capital	269,991,552	269,524,415
Accumulated other comprehensive loss	(2,754,567)	(1,999,026)
Treasury stock at cost; 7,336,632 shares as of March 31, 2016 and 7,335,647 shares as of December 31, 2015	(13,057,729)	(13,056,541)
Accumulated deficit	(196,343,539)	(192,899,252)
Total stockholders’ equity	58,261,446	61,994,239
Total liabilities and stockholders’ equity	$101,975,188	$102,891,654

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net revenue:
Business to business	$7,132,800	$7,133,625
Business to consumer	8,936,632	9,756,424
Total net revenue	16,069,432	16,890,049

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,886,556	8,323,691
Sales and marketing	3,884,426	4,511,089
General and administrative	5,113,906	3,787,871
Depreciation and amortization	943,156	978,236
Restructuring and other charges	1,380,052	-
Total operating expense	19,208,096	17,600,887
Operating loss	(3,138,664)	(710,838)
Net interest expense	(495)	(33,533)
Net loss before income taxes	(3,139,159)	(744,371)
Provision for income taxes	305,128	232,441
Net loss	(3,444,287)	(976,812)
Preferred stock cash dividends	-	96,424
Net loss attributable to common stockholders	$(3,444,287)	$(1,073,236)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(0.10)	$(0.03)

Cash dividends declared and paid per common share	$-	$0.025

Weighted average basic and diluted shares outstanding	35,197,955	34,779,165

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

2

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net loss	$(3,444,287)	$(976,812)
Foreign currency translation loss	(655,541)	(1,498,599)
Unrealized loss on marketable securities	(100,000)	(23,756)
Comprehensive loss	$(4,199,828)	$(2,499,167)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(3,444,287)	$(976,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	363,128	373,391
Provision for doubtful accounts	(56,454)	50,013
Depreciation and amortization	943,156	978,236
Deferred taxes	280,726	185,777
Restructuring and other charges	105,113	-
Deferred rent	31,830	(81,949)
Changes in operating assets and liabilities:
Accounts receivable	1,661,128	1,188,264
Other receivables	210,202	16,698
Prepaid expenses and other current assets	40,331	(549,954)
Other assets	4,602	(215,314)
Accounts payable	403,023	162,968
Accrued expenses	386,873	(1,836,116)
Deferred revenue	1,385,980	1,544,495
Other current liabilities	(148,288)	(218,161)
Other liabilities	33,159	223,146
Net cash provided by operating activities	2,200,222	844,682

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	-	2,005,484
Capital expenditures	(718,818)	(672,791)
Net cash (used in) provided by investing activities	(718,818)	1,332,693

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(10,221)	(909,106)
Cash dividends paid on preferred stock	-	(96,424)
Proceeds from the exercise of stock options	-	391
Shares withheld on RSU vesting to pay for withholding taxes	(1,188)	(10,741)
Net cash used in financing activities	(11,409)	(1,015,880)

Effect of exchange rate changes on cash and cash equivalents	(83,653)	78,081

Net increase in cash and cash equivalents	1,386,342	1,239,576
Cash and cash equivalents, beginning of period	28,445,416	32,459,009
Cash and cash equivalents, end of period	$29,831,758	$33,698,585

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading independent digital financial information services company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the three month period ended March 31, 2016 is not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 9, 2016 (“2015 Form 10-K”).

The Company has evaluated subsequent events for recognition or disclosure.

Revenue Presentation on Condensed Consolidated Statements of Operations

During the three months ended March 31, 2016, the Company began to report revenue within Business to business and Business to consumer categories rather than Subscription services and Media. Prior period amounts have been reclassified to conform to current period presentation.

Business to business revenue is comprised of subscriptions, licenses and fees for access to director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue.

Business to consumer revenue is comprised of subscriptions, licenses and fees for access to securities investment information and stock market commentary, fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, and other miscellaneous revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply ASU 2015-01 prospectively. A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The adoption of ASU 2015-01 did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of March 31, 2016 and December 31, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.5 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of March 31, 2016 and December 31, 2015, the Company has a total of approximately $661 thousand of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$29,831,758	$28,445,416
Marketable securities	1,490,000	1,590,000
Current and noncurrent restricted cash	661,250	661,250
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$31,983,008	$30,696,666

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of March 31, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$29,831,758	$29,831,758	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,490,000	—	—	1,490,000
Contingent earn-out (3)	2,623,497	—	—	2,623,497
Total at fair value	$34,606,505	$30,493,008	$—	$4,113,497

	As of December 31, 2015
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$28,445,416	$28,445,416	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,590,000	—	—	1,590,000
Contingent earn-out (3)	2,590,339	—	—	2,590,339
Total at fair value	$33,287,005	$29,106,666	$—	$4,180,339

(1)	Cash, cash equivalents and restricted cash, totaling approximately $30.5 million and $29.1 million as of March 31, 2016 and December 31, 2015, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2016, the Company determined that there was a decline in the fair value of its ARS investments of $360 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its ARS investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Contingent Earn-Out
Balance December 31, 2015	$1,590,000	$2,590,339
Change in fair value	(100,000)	33,158
Balance March 31, 2016	$1,490,000	$2,623,497

4.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions in the table below represent the weighted-average value of the applicable assumptions used to value stock option awards at their grant date. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2016 and 2015 was $0.39 and $0.41, respectively.

	For the Three Months Ended March 31,
	2016	2015
Expected option lives	4.4 years	3.0 years
Expected volatility	32.52%	35.82%
Risk-free interest rate	1.34%	0.98%
Expected dividend yield	0.00%	4.44%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2016 and 2015 was $1.45 and $2.30, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of March 31, 2016, there remained 1,623,119 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan, the Company recorded approximately $468 thousand (inclusive of $105 thousand included in Restructuring and other charges) and $373 thousand of noncash stock-based compensation for the three month periods ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was approximately $2.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.8 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2015	3,391,607	$1.87
Options granted	839,714	$1.34
Options exercised	-	$-
Options cancelled	(209)	$2.23
Options expired	(75,711)	$2.66
Awards outstanding at March 31, 2016	4,155,401	$1.75	$-	2.96
Awards vested and expected to vest at March 31, 2016	4,091,304	$1.75	$-	2.94
Awards exercisable at March 31, 2016	2,907,403	$1.82	$-	1.92

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2015	806,324
Restricted stock units granted	231,762
Restricted stock units settled by delivery of Common Stock upon vesting	(114,395)
Restricted stock units cancelled	-
Awards outstanding at March 31, 2016	923,691	$1,145	1.58

Awards expected to vest at March 31, 2016	923,691	$1,145	1.58

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2016 and changes in the three month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2015	1,473,765	$1.44
Shares underlying options granted	839,714	$0.39
Shares underlying restricted stock units granted	231,762	$1.45
Shares underlying options vested	(258,948)	$0.49
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(114,395)	$2.15
Shares underlying options cancelled	(209)	$0.67
Shares underlying restricted stock units cancelled	-	$-
Shares underlying awards unvested at March 31, 2016	2,171,689	$1.11

For the three months ended March 31, 2016 and 2015, the total fair value of share-based awards vested was approximately $296 thousand and $427 thousand, respectively. For the three months ended March 31, 2016 and 2015, the total intrinsic value of options exercised was $0 and $205 thousand, respectively (there were no options exercised during the three months ended March 31, 2016). For the three months ended March 31, 2016 and 2015, approximately 840 thousand and 35 thousand stock options, respectively, were granted, and 0 and 281 stock options, respectively, were exercised yielding $0 and $391, respectively, of cash proceeds to the Company. Additionally, for the three months ended March 31, 2016 and 2015, approximately 232 thousand and 78 thousand restricted stock units, respectively, were granted, and approximately 114 thousand and 124 thousand shares, respectively, were issued under restricted stock unit grants.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three-month periods ended March 31, 2016 and 2015, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2016, the Company had withheld an aggregate of 1,671,608 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have been recorded as treasury stock.

Dividends

During the three months ended March 31, 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in 2016 in connection with planned investments in the business. During the three months ended March 31, 2015, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $1.0 million.

6.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

7.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended March 31, 2016 and 2015, approximately 908 thousand and 4.2 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(3,444,287)	$(976,812)
Preferred stock cash dividends	-	(96,424)
Numerator for basic and diluted earnings per share
Net loss available to common stockholders	$(3,444,287)	$(1,073,236)
Denominator:
Weighted average basic and diluted shares outstanding	35,197,955	34,779,165

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.10)	$(0.03)

8.	INCOME TAXES

Income tax expense for the three months ended March 31, 2016 was $305,128, as compared to $232,441 for the three months ended March 31, 2015, and reflects an effective tax rate of -10% and -31%, respectively. Income tax expense for the three months ended March 31, 2016 and 2015 primarily relates to the recognition of $281 thousand and $180 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $24 thousand and $52 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company had approximately $154 million of federal and state net operating loss carryforwards as of December 31, 2015, which results in deferred tax assets of approximately $69 million. As of March 31, 2016 and 2015, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2035 and expire from 2019 through 2035. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2016 through 2035. The net operating loss carryforward as of December 31, 2015 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the three months ended March 31, 2016 and nine month projections, management expects to generate a tax loss in 2016 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2016, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three months ended March 31, 2016 and 2015, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2016 and December 31, 2015, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, will provide continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.4 million.

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in assessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, LLC (“the Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges of approximately $3.5 million during the year ended December 31, 2012. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company is no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account during the three months ended March 31, 2016 and 2015. The remaining balance as of March 31, 2016 relates to the lease for The Deal’s office space which expires in August 2016.

	For the Three Months Ended March 31,
	2016	2015
Beginning balance	$99,309	$1,384,736
Adjustment to prior estimate	-	8,130
(Payments)/sublease income, net	(3,759)	(66,435)
Ending balance	$95,550	$1,326,431

11.	OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2016	December 31, 2015
Acquisition contingent earn-out	$2,623,497	$2,590,339
Deferred rent	2,274,617	1,870,583
Deferred revenue	910,026	897,453
Other	65,627	2,092
Total other liabilities	$5,873,767	$5,360,467

12.	STATE AND MUNICIPAL SALES TAX

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal sales tax on the charges to our customers for our services, except that we historically complied with New York sales tax. As such, we have a reserve of $1.2 million as of March 31, 2016 as our best estimate of the potential tax exposure for any retroactive assessment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements – all statements contained in this quarterly report on Form 10-Q (the “Report”) that are not descriptions of historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are inherently subject to risks and uncertainties, and actual results could differ materially from those reflected in the forward-looking statements due to a number of factors, which include, but are not limited to, the factors set forth under the heading “Risk Factors” and elsewhere in this Report, and in other documents we file with the Securities and Exchange Commission from time to time, including, without limitation, the Company’s annual report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Certain forward-looking statements may be identified by terms such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “forecasts,” “potential,” or “continue” or similar terms or the negative of these terms. All statements relating to our plans, strategies and objectives are deemed forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. The forward-looking statements speak only as of the date of the filing of this Report; we have no obligation to update these forward-looking statements, whether as a result of new information, future developments or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto.

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading independent digital financial information services company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial media companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

We report revenue in two categories: business to business and business to consumer. Business to business revenue is comprised of subscriptions, licenses and fees for access to director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue. Business to consumer revenue is comprised of subscriptions, licenses and fees for access to securities investment information and stock market commentary, fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, and other miscellaneous revenue.

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

We perform annual impairment tests of goodwill and indefinite-lived intangible assets as of October 1 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist.

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

In conducting our 2015 annual indefinite-lived intangible asset impairment test with the assistance of our independent appraisal firm, we determined its fair value using the relief-from-royalty method. This analysis calculated the fair value as the present value of the future expenses avoided by owning the indefinite-lived trade name rather than having to license its use. We selected an appropriate royalty rate by reviewing licensing transactions for similar assets between service businesses, with a focus on companies that operate in industries similar to ours. Based upon the analysis, we concluded that the book value of the indefinite-lived trade name was not impaired as of the October 1, 2015 valuation date.

A decrease in the price of our common stock, or changes in the estimated value of our preferred shares, could materially affect the determination of the fair value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

A summary of our critical accounting policies and estimates can be found in our 2015 Form 10-K.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2015 Form 10-K, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and March 31, 2015

Net Revenue

	For the Three Months Ended March 31,
Net revenue:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Business to business	$7,132,800	44%	$7,133,625	42%	-0%
Business to consumer	8,936,632	56%	9,756,424	58%	-8%
Total net revenue	$16,069,432	100%	$16,890,049	100%	-5%

Business to Business. Business to business revenue is comprised of subscriptions, licenses and fees for access to director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue.

Business to business revenue was flat over the periods. We experienced a de minimis increase in revenue from our RateWatch subsidiary, which was offset by a de minimis decrease in revenue related to our BoardEx product resulting from the strengthening of the US Dollar in relation to the British Pound.

Business to Consumer. Business to consumer revenue is comprised of subscriptions, licenses and fees for access to securities investment information and stock market commentary, fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, and other miscellaneous revenue.

Business to consumer revenue decreased by approximately $820 thousand, or 8%, over the periods. The decrease was primarily related to a 14% decline in revenue related to TheStreet newsletter products resulting from an 11% decrease in the weighted-average number of subscriptions combined with a 3% decrease in the average revenue recognized per subscription. This decrease was partially offset by a 9% increase in advertising revenue resulting from increased demand from both non-repeat and repeat advertisers.

Operating Expense

	For the Three Months Ended March 31,
Operating expense:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Cost of services	$7,886,556	49%	$8,323,691	49%	-5%
Sales and marketing	3,884,426	24%	4,511,089	27%	-14%
General and administrative	5,113,906	32%	3,787,871	22%	35%
Depreciation and amortization	943,156	6%	978,236	6%	-4%
Restructuring and other charges	1,380,052	9%	-	-	N/A
Total operating expense	$19,208,096		$17,600,887		9%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $437 thousand, or 5%, over the periods. The decrease was primarily the result of reduced fees paid to outside contributors and lower consulting costs, the aggregate of which decreased by approximately $497 thousand. These cost decreases were partially offset by higher revenue share payments made to certain distribution partners which increased by approximately $99 thousand.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense decreased by approximately $627 thousand, or 14%, over the periods. The decrease was primarily the result of reduced advertising, promotion and public relations costs together with lower compensation and related costs resulting from decreased bonus and commission payments, the aggregate of which decreased by approximately $590 thousand.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $1.3 million, or 35%, over the periods. The increase was primarily the result of a $1.2 million provision recorded as an estimate for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities, together with higher professional, recruiting and consulting fees, the aggregate of which increased by approximately $457 thousand, partially offset by a reduction in expenses resulting from more favorable exchange rates due to the strengthening US Dollar totaling approximately $249 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $35 thousand, or 4%, over the periods.

Restructuring and other charges. During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, will provide continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.4 million.

Net Interest Expense

	For the Three Months Ended
	March 31,		Percent
	2016	2015	Change
Net interest expense	$495	$33,533	-99%

The change in net interest expense was the result of higher interest income resulting from increased interest rates combined with reduced interest expense related to the accretion of a contingent earn-out that was recorded in connection with the acquisition of Management Diagnostics Limited.

Provision for Income Taxes

	For the Three Months Ended
	March 31,		Percent
	2016	2015	Change
Provision for income taxes	$305,128	$232,441	31%

Income tax expense for the three months ended March 31, 2016 was $305,128, as compared to $232,441 for the three months ended March 31, 2015, and reflects an effective tax rate of -10% and -31%, respectively. Income tax expense for the three months ended March 31, 2016 and 2015 primarily relates to the recognition of $281 thousand and $180 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $24 thousand and $52 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2016 totaled approximately $3.4 million, or $0.10 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.1 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our current assets as of March 31, 2016 consisted primarily of cash and cash equivalents and accounts receivable. Our current liabilities as of March 31, 2016 consisted primarily of deferred revenue, accrued expenses and accounts payable. As of March 31, 2016, our current assets totaled approximately $35.2 million and our current liabilities totaled approximately $35.7 million. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of March 31, 2016, our cash, cash equivalents, marketable securities and restricted cash totaled approximately $32.0 million, representing 31 % of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$29,831,758	$28,445,416
Marketable securities	1,490,000	1,590,000
Current and noncurrent restricted cash	661,250	661,250
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$31,983,008	$30,696,666

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the three-month period ended March 31, 2016 totaled approximately $2.2 million, as compared to net cash provided by operating activities totaling approximately $845 thousand for the three-month period ended March 31, 2015. The increase in net cash provided by operating activities was primarily the result of changes in the balances of accrued expenses, prepaid expenses and accounts receivable over the periods. These increases were partially offset by the increased net loss.

Net cash used in investing activities for the three-month period ended March 31, 2016 totaled approximately $719 thousand, as compared to net cash provided by investing activities totaling approximately $1.3 million for the three-month period ended March 31, 2015. The reduction in cash flows from investing activities was primarily the result of the maturity of a marketable security during the three months ended March 31, 2015.

Net cash used in financing activities for the three-month period ended March 31, 2016 totaled approximately $11 thousand, as compared to net cash used in financing activities totaling approximately $1.0 million for the three-month period ended March 31, 2015. The decrease in net cash used in financing activities was primarily the result of the suspension of cash dividend payments during the three months ended March 31, 2016.

We have a total of approximately $661 thousand of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through March 31, 2017, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2015, we had approximately $154 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $69 million. Based on operating results for the three months ended March 31, 2016 and nine month projections, management expects to generate a tax loss in 2016 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2016, we have withheld an aggregate of 1,671,608 shares which have been recorded as treasury stock. In addition, we received an aggregate of 208,270 shares as partial settlement of the working capital and debt adjustment from the acquisition of Corsis Technology Group II LLC and 3,338 shares as partial settlement of the working capital adjustment from the acquisition of Kikucall, Inc. These shares have also been recorded as treasury stock.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $237 thousand reduction to revenue for the three months ended March 31, 2016, with an offsetting reduction to operating expenses of $194 thousand, and a decrease in the value of the Company’s assets and liabilities as of March 31, 2016 of approximately $2.9 million and $504 thousand, respectively.

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

In addition to the other information set forth in this report, you should carefully consider the information set forth in Part I, Item 1A. “Risk Factors” in our Form 10-K for the year ended December 31, 2015, which we filed with the Securities and Exchange Commission on March 9, 2016.

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

THESTREET, INC.

Date: May 9, 2016	By:	/s/ Larry S. Kramer
		Name:	Larry S. Kramer
		Title:	Chairman and Interim Chief Executive Officer
(principal executive officer)

Date: May 9, 2016	By:	/s/ Eric F. Lundberg
		Name:	Eric F. Lundberg
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.