Form 10-Q
period 2016-06-30
THESTREET, INC.
filed 2016-08-03
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of August 1, 2016
Common Stock, par value $0.01 per share	35,253,240

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended June 30, 2016

ii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$27,165,222	$28,445,416
Accounts receivable, net of allowance for doubtful accounts of $275,153 as of June 30, 2016 and $357,417 as of December 31, 2015	4,499,233	5,102,464
Other receivables, net	465,149	790,148
Prepaid expenses and other current assets	1,684,216	1,205,708
Restricted cash	161,250	161,250
Total current assets	33,975,070	35,704,986

Property and equipment, net of accumulated depreciation and amortization of $5,212,087 as of June 30, 2016 and $4,804,411 as of December 31, 2015	3,287,981	2,773,737
Marketable securities	1,470,000	1,590,000
Other assets	313,134	329,885
Goodwill	41,857,125	43,318,670
Other intangibles, net of accumulated amortization of $16,976,742 as of June 30, 2016 and $15,674,328 as of December 31, 2015	17,673,230	18,674,376
Restricted cash	500,000	500,000
Total assets	$99,076,540	$102,891,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,562,152	$2,494,341
Accrued expenses	5,578,247	5,161,981
Deferred revenue	25,643,442	24,738,780
Other current liabilities	1,349,348	1,235,551
Total current liabilities	35,133,189	33,630,653
Deferred tax liability	2,467,746	1,906,295
Other liabilities	5,616,339	5,360,467
Total liabilities	43,217,274	40,897,415

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2016 and December 31, 2015; the aggregate liquidation preference totals $55,000,000 as of June 30, 2016 and December 31, 2015	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,591,932 shares issued and 35,252,383 shares outstanding as of June 30, 2016, and 42,458,779 shares issued and 35,123,132 shares outstanding as of December 31, 2015	425,919	424,588
Additional paid-in capital	270,372,809	269,524,415
Accumulated other comprehensive loss	(4,324,132)	(1,999,026)
Treasury stock at cost; 7,339,549 shares as of June 30, 2016 and 7,335,647 shares as of December 31, 2015	(13,061,325)	(13,056,541)
Accumulated deficit	(197,554,060)	(192,899,252)
Total stockholders’ equity	55,859,266	61,994,239
Total liabilities and stockholders’ equity	$99,076,540	$102,891,654

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net revenue:
Business to business	$7,531,159	$7,267,562	$14,663,959	$14,401,187
Business to consumer	8,761,368	9,869,357	17,698,000	19,625,781
Total net revenue	16,292,527	17,136,919	32,361,959	34,026,968

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	8,144,877	8,585,978	16,031,433	16,909,669
Sales and marketing	4,013,161	4,113,677	7,897,587	8,624,766
General and administrative	3,879,391	3,683,619	8,993,297	7,471,490
Depreciation and amortization	972,314	1,137,442	1,915,470	2,115,678
Restructuring and other charges	162,958	-	1,543,010	-
Total operating expense	17,172,701	17,520,716	36,380,797	35,121,603
Operating loss	(880,174)	(383,797)	(4,018,838)	(1,094,635)
Net interest expense	(11,599)	(32,872)	(12,094)	(66,405)
Net loss before income taxes	(891,773)	(416,669)	(4,030,932)	(1,161,040)
Provision for income taxes	318,748	254,591	623,876	487,032
Net loss	(1,210,521)	(671,260)	(4,654,808)	(1,648,072)
Preferred stock cash dividends	-	96,424	-	192,848
Net loss attributable to common stockholders	$(1,210,521)	$(767,684)	$(4,654,808)	$(1,840,920)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(0.03)	$(0.02)	$(0.13)	$(0.05)
Cash dividends declared and paid per common share	$-	$0.025	$-	$0.05

Weighted average basic and diluted shares outstanding	35,234,429	34,848,571	35,216,192	34,814,060

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,210,521)	$(671,260)	$(4,654,808)	$(1,648,072)
Foreign currency translation (loss) gain	(1,549,565)	1,017,492	(2,205,106)	(481,107)
Unrealized loss on marketable securities	(20,000)	(39,194)	(120,000)	(62,950)
Comprehensive (loss) income	$(2,780,086)	$307,038	$(6,979,914)	$(2,192,129)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(4,654,808)	$(1,648,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	744,612	741,145
(Recovery of) provision for doubtful accounts	(33,487)	95,546
Depreciation and amortization	1,915,470	2,115,678
Deferred taxes	561,451	360,882
Restructuring and other charges	105,113	-
Deferred rent	59,960	(163,899)
Changes in operating assets and liabilities:
Accounts receivable	565,073	695,408
Other receivables	320,457	53,501
Prepaid expenses and other current assets	(493,501)	(217,295)
Other assets	2,868	(81,259)
Accounts payable	76,692	45,008
Accrued expenses	485,575	(2,103,315)
Deferred revenue	1,241,539	1,299,920
Other current liabilities	(254,993)	(396,373)
Other liabilities	66,317	(39,585)
Net cash provided by operating activities	708,338	757,290

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	-	2,005,484
Adjustment to purchase of Management Diagnostics Limited	-	50,494
Capital expenditures	(1,612,899)	(2,091,654)
Net cash used in investing activities	(1,612,899)	(35,676)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(11,929)	(1,780,956)
Cash dividends paid on preferred stock	-	(192,848)
Proceeds from the exercise of stock options	-	839
Restricted cash	-	139,750
Shares withheld on RSU vesting to pay for withholding taxes	(4,784)	(10,977)
Net cash used in financing activities	(16,713)	(1,844,192)

Effect of exchange rate changes on cash and cash equivalents	(358,920)	4,992

Net decrease in cash and cash equivalents	(1,280,194)	(1,117,586)
Cash and cash equivalents, beginning of period	28,445,416	32,459,009
Cash and cash equivalents, end of period	$27,165,222	$31,341,423

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading independent digital financial information services company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial information services companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The financial statements require the use of management estimates and include the accounts of the Company as required by GAAP.  Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of June 30, 2016 and December 31, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.5 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of June 30, 2016 and December 31, 2015, the Company has a total of approximately $661 thousand of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$27,165,222	$28,445,416
Marketable securities	1,470,000	1,590,000
Current and noncurrent restricted cash	661,250	661,250
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$29,296,472	$30,696,666

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$27,165,222	$27,165,222	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,470,000	—	—	1,470,000
Contingent earn-out (3)	2,656,655	—	—	2,656,655
Total at fair value	$31,953,127	$27,826,472	$—	$4,126,655

	As of December 31, 2015
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$28,445,416	$28,445,416	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,590,000	—	—	1,590,000
Contingent earn-out (3)	2,590,339	—	—	2,590,339
Total at fair value	$33,287,005	$29,106,666	$—	$4,180,339

(1)	Cash, cash equivalents and restricted cash, totaling approximately $27.8 million and $29.1 million as of June 30, 2016 and December 31, 2015, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2016, the Company determined that there was a decline in the fair value of its ARS investments of $380 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its ARS investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited, which was acquired by the Company in October 2014, which earn-out payments are based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on the Company’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Contingent Earn-Out
Balance December 31, 2015	$1,590,000	$2,590,339
Change in fair value	(120,000)	66,316
Balance June 30, 2016	$1,470,000	$2,656,655

4.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions in the table below represent the weighted-average value of the applicable assumptions used to value stock option awards at their grant date. The weighted-average grant date fair value per share of stock option awards granted during the six months ended June 30, 2016 and 2015 was $0.38 and $0.41, respectively.

	For the Six Months Ended June 30,
	2016	2015
Expected option lives	4.5 years	3.0 years
Expected volatility	34.49%	35.66%
Risk-free interest rate	1.23%	0.99%
Expected dividend yield	0.00%	4.51%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2016 and 2015 was $1.31 and $2.23, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of June 30, 2016, there remained 959,340 shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan as inducement grants to new hires, the Company recorded approximately $382 thousand and $850 thousand (inclusive of approximately $105 thousand included in restructuring and other charges) of noncash stock-based compensation for the three and six month periods ended June 30, 2016, respectively, as compared to approximately $368 thousand and $741 thousand of noncash stock-based compensation for the three and six month periods ended June 30, 2015, respectively. As of June 30, 2016, there was approximately $2.3 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.9 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2015	3,391,607	$1.87
Options granted	1,759,808	$1.26
Options exercised	-	$-
Options forfeited	(81,645)	$2.02
Options expired	(319,626)	$1.93
Awards outstanding at June 30, 2016	4,750,144	$1.64	$1	3.54
Awards vested and expected to vest at June 30, 2016	4,687,555	$1.64	$1	3.52
Awards exercisable at June 30, 2016	2,734,691	$1.83	$-	1.62

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2015	806,324
Restricted stock units granted	541,762
Restricted stock units settled by delivery of Common Stock upon vesting	(133,153)
Restricted stock units forfeited	(34,870)
Awards outstanding at June 30, 2016	1,180,063	$1,333	1.67
Awards expected to vest at June 30, 2016	1,167,463	$1,319	1.64

A summary of the status of the Company’s unvested share-based payment awards as of June 30, 2016 and changes in the six month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2015	1,473,765	$1.44
Shares underlying options granted	1,759,808	$0.38
Shares underlying restricted stock units granted	541,762	$1.31
Shares underlying options vested	(330,151)	$0.50
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(133,153)	$2.06
Shares underlying options forfeited	(81,645)	$0.62
Shares underlying restricted stock units cancelled	(34,870)	$1.39
Shares underlying awards unvested at June 30, 2016	3,195,516	$0.93

For the six months ended June 30, 2016 and 2015, the total fair value of share-based awards vested was approximately $356 thousand and $557 thousand, respectively. For the six months ended June 30, 2016 and 2015, the total intrinsic value of options exercised was $0 and $373, respectively (there were no options exercised during the six months ended June 30, 2016). For the six months ended June 30, 2016 and 2015, approximately 1.8 million and 38 thousand stock options, respectively, were granted, and 0 and approximately 1 thousand stock options, respectively, were exercised yielding $0 and approximately $1 thousand, respectively, of cash proceeds to the Company. Additionally, for the six months ended June 30, 2016 and 2015, approximately 542 thousand and 96 thousand restricted stock units, respectively, were granted, and approximately 133 thousand and 129 thousand shares, respectively, were issued under restricted stock unit grants.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six-month periods ended June 30, 2016 and 2015, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2016, the Company had withheld an aggregate of 1,674,525 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business. During the three months ended June 30, 2015, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $968 thousand. When combined with the quarterly cash dividend paid during the three months ended March 31, 2015, year-to-date 2015 dividend payments totaled approximately $2.0 million.

6.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

7.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended June 30, 2016 and 2015, approximately 1.2 million and 3.5 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the six months ended June 30, 2016 and 2015, approximately 1.0 million and 4.1 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,210,521)	$(671,260)	$(4,654,808)	$(1,648,072)
Preferred stock cash dividends	-	96,424	-	192,848
Numerator for basic and diluted earnings per share
Net loss attributable to common stockholders	$(1,210,521)	$(767,684)	$(4,654,808)	$(1,840,920)
Denominator:
Weighted average basic and diluted shares outstanding	35,234,429	34,848,571	35,216,192	34,814,060

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.03)	$(0.02)	$(0.13)	$(0.05)

8.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2016 was approximately $319 thousand and $624 thousand, respectively, and reflects an effective tax rate of –36% and –15%, respectively, as compared to approximately $255 thousand and $487 thousand, respectively, for the three and six months ended June 30, 2015, reflecting an effective tax rate of -61% and -42%, respectively. Income tax expense for the three and six months ended June 30, 2016 primarily relates to the recognition of $281 thousand and $562 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $38 thousand and $62 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income. Income tax expense for the three and six months ended June 30, 2015 primarily relates to the recognition of $181 thousand and $361 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $74 thousand and $126 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company had approximately $154 million of federal and state net operating loss carryforwards as of December 31, 2015, which results in deferred tax assets of approximately $69 million. As of June 30, 2016 and 2015, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2035 and expire from 2019 through 2035. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2016 through 2035. The net operating loss carryforward as of December 31, 2015 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the six months ended June 30, 2016 and six month projections, management expects to generate a tax loss in 2016 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2016, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and six months ended June 30, 2016 and 2015, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2016 and December 31, 2015, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, will provide continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.5 million.

The following table displays the activity of the restructuring reserve account during the six months ended June 30, 2016.

Total Charges	$1,543,010
Payments To-Date	(1,507,542)
Ending Balance	$35,468

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

The following table displays the activity of the 2012 Restructuring reserve account during the six months ended June 30, 2016 and 2015. The remaining balance as of June 30, 2016 relates to the lease for The Deal’s office space, which expires in August 2016.

	For the Six Months Ended June 30,
	2016	2015
Beginning balance	$99,309	$1,384,736
Adjustment to prior estimate	-	16,260
(Payments)/sublease income, net	(7,517)	(74,240)
Ending balance	$91,792	$1,326,756

11.	OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2016	December 31, 2015
Acquisition contingent earn-out	$2,656,655	$2,590,339
Deferred rent	2,147,680	1,870,583
Deferred revenue	762,340	897,453
Other	49,664	2,092
Total other liabilities	$5,616,339	$5,360,467

12.	STATE AND MUNICIPAL SALES TAX

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  For a period of time, we did not collect or remit state or municipal sales tax on the charges to our customers for our services in certain states which may be required, except that we historically complied with New York sales tax.  As such, we are currently conducting a review of these matters, and we have a reserve of $1.4 million included within accrued expenses as of June 30, 2016 as our best estimate of the potential tax exposure for any retroactive assessment.

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

Overview

TheStreet, Inc., together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading independent digital financial information services company focused on the financial and mergers and acquisitions environment. The Company’s collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels.  Our mission is to provide investors and advisors with actionable ideas from the world of investing, finance and business, and dealmakers with sophisticated analysis of the mergers and acquisitions environment, in order to break down information barriers, level the playing field and help all individuals and organizations grow their wealth. With a robust suite of digital services, TheStreet offers the tools and insights needed to make informed decisions about earning, investing, saving and spending money. The Deal, LLC (“The Deal”), our institutional services platform, provides dealmakers, advisers and institutional investors with director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Since its inception in 1996, TheStreet believes it has distinguished itself from other financial information services companies with its journalistic excellence, unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and June 30, 2015

Net Revenue

	For the Three Months Ended June 30,
Net revenue:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Business to business	$7,531,159	46%	$7,267,562	42%	4%
Business to consumer	8,761,368	54%	9,869,357	58%	-11%
Total net revenue	$16,292,527	100%	$17,136,919	100%	-5%

Business to business. Business to business revenue is comprised of subscriptions, licenses and fees for access to director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue.

Business to business revenue increased by $264 thousand, or 4%, over the periods. The increase was the result of an event held by The Deal that resulted in revenue totaling approximately $332 thousand. There were no events held during the same period last year. In addition, we experienced a 3% increase in revenue from our BoardEx product, resulting from a 9% increase in the weighted-average number of subscriptions partially offset by a 6% decrease in the average revenue recognized per subscription. These increases were partially offset by a 5% decrease in revenue from our RateWatch subsidiary resulting from a 5% decrease in the weighted-average number of subscriptions, and a de minimis decrease in revenue from our The Deal product. Revenue from our BoardEx product was also negatively impacted by the strengthening of the U.S. Dollar in relation to the British Pound.

Business to consumer. Business to consumer revenue is comprised of subscriptions, licenses and fees for access to securities investment information and stock market commentary, fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, and other miscellaneous revenue.

Business to consumer revenue decreased by approximately $1.1 million, or 11%, over the periods. The decrease was primarily related to a 17% decline in revenue related to TheStreet newsletter products resulting from a 14% decrease in the weighted-average number of subscriptions combined with a 3% decrease in the average revenue recognized per subscription.

Operating Expense

	For the Three Months Ended June 30,
Operating expense:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Cost of services	$8,144,877	50%	$8,585,978	50%	-5%
Sales and marketing	4,013,161	25%	4,113,677	24%	-2%
General and administrative	3,879,391	24%	3,683,619	21%	5%
Depreciation and amortization	972,314	6%	1,137,442	7%	-15%
Restructuring and other charges	162,958	1%	-	-	N/A
Total operating expense	$17,172,701		$17,520,716		-2%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $441 thousand, or 5%, over the periods. The decrease was primarily the result of reduced consulting, data, recruiting, hosting and internet access costs, the aggregate of which decreased by approximately $568 thousand. These cost decreases were partially offset by costs resulting from an event held by The Deal totaling approximately $147 thousand. There were no events held during the same period last year.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense decreased by approximately $101 thousand, or 2%, over the periods. The decrease was primarily the result of reduced advertising serving costs, credit card fees, and travel and entertainment expenses, the aggregate of which decreased by approximately $202 thousand. These cost savings were partially offset by higher public relations costs which increased by approximately $77 thousand.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $196 thousand, or 5%, over the periods. The increase was primarily the result of higher professional and consulting fees, which increased by approximately $397 thousand resulting from increased reliance on outside counsel during a period of turnover in our internal General Counsel position, accounting fees related to the ongoing sales tax review and the transition period subsequent to the resignation in February of the Company’s CEO. This increase was partially offset by decreased compensation and related fees, which decreased by approximately $188 thousand resulting from the absence of the Company’s CEO and General Counsel.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $165 thousand, or 15%, over the periods. The decrease was the result of increased expense in the prior year period resulting from accelerating and fully depreciating the remaining book value of fixed assets acquired from The Deal.

Restructuring and other charges. During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company incurred recruiting fees, resulting in restructuring and other charges of approximately $163 thousand during the three months ended June 30, 2016.

Net Interest Expense

	For the Three Months Ended June 30,		Percent
	2016	2015	Change
Net interest expense	$11,599	$32,872	-65%

Net interest expense decreased by approximately $21 thousand, or 65%, over the periods. The change was the result of higher interest income resulting from increased interest rates combined with reduced interest expense related to the accretion of a contingent earn-out that was recorded in connection with the acquisition of Management Diagnostics Limited.

Provision for Income Taxes

	For the Three Months Ended June 30,		Percent
	2016	2015	Change
Provision for income taxes	$318,748	$254,591	25%

Income tax expense for the three months ended June 30, 2016 was $319 thousand, as compared to $255 thousand for the three months ended June 30, 2015, and reflects an effective tax rate of -36% and -61%, respectively. Income tax expense for the three months ended June 30, 2016 and 2015 primarily relates to the recognition of $281 thousand and $181 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $38 thousand and $74 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2016 totaled approximately $1.2 million, or $0.03 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $768 thousand, or $0.02 per basic and diluted share, for the three months ended June 30, 2015.

Comparison of Six Months Ended June 30, 2016 and June 30, 2015

Net Revenue

	For the Six Months Ended June 30,
Net revenue:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Business to business	$14,663,959	45%	$14,401,187	42%	2%
Business to consumer	17,698,000	55%	19,625,781	58%	-10%
Total net revenue	$32,361,959	100%	$34,026,968	100%	-5%

Business to Business. Business to business revenue increased by $263 thousand, or 2%, over the periods. The increase was the result of an event held by The Deal that resulted in revenue totaling approximately $332 thousand. There were no events held during the same period last year. In addition, we experienced a de minimis increase in revenue from our BoardEx product. These increases were partially offset by a 2% decrease in revenue from our RateWatch subsidiary resulting from a 6% decrease in the weighted-average number of subscriptions which was partially offset by a 4% increase in the average revenue recognized per subscription, and a de minimis decrease from our The Deal product. Revenue from our BoardEx product was also negatively impacted by the strengthening of the U.S. Dollar in relation to the British Pound.

Business to Consumer. Business to consumer revenue decreased by approximately $1.9 million, or 10%, over the periods. The decrease was primarily related to a 15% decline in revenue related to TheStreet newsletter products resulting from a 12% decrease in the weighted-average number of subscriptions combined with a 3% decrease in the average revenue recognized per subscription. This decrease was partially offset by a 6% increase in advertising revenue resulting from increased demand from both non-repeat and repeat advertisers.

Operating Expense

	For the Six Months Ended June 30,
Operating expense:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Cost of services	$16,031,433	50%	$16,909,669	50%	-5%
Sales and marketing	7,897,587	24%	8,624,766	25%	-8%
General and administrative	8,993,297	28%	7,471,490	22%	20%
Depreciation and amortization	1,915,470	6%	2,115,678	6%	-9%
Restructuring and other charges	1,543,010	5%	-	-	N/A
Total operating expense	$36,380,797		$35,121,603		4%

Cost of services. Cost of services expense decreased by approximately $878 thousand, or 5%, over the periods. The decrease was primarily the result of reduced consulting, fees paid to outside contributors, data, recruiting, travel and entertainment, hosting, internet and compensation costs, the aggregate of which decreased by approximately $1.2 million. These cost decreases were partially offset by costs resulting from an event held by The Deal totaling approximately $147 thousand. There were no events held during the same period last year. Additionally, revenue share payments made to certain distribution partners increased by approximately $122 thousand.

Sales and marketing. Sales and marketing expense decreased by approximately $727 thousand, or 8%, over the periods. The decrease was primarily the result of reduced compensation and related costs primarily related to commission and bonus payments, advertising and promotion, advertising serving, credit card processing and travel and entertainment costs, the aggregate of which decreased by approximately $829 thousand. These cost savings were partially offset by higher public relations costs which increased by approximately $131 thousand.

General and administrative. General and administrative expense increased by approximately $1.5 million, or 20%, over the periods. The increase was primarily the result of a $1.4 million provision recorded as an estimate for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities. Additional cost increases included higher professional, consulting and recruiting fees, the aggregate of which increased by approximately $924 thousand. These cost increases were partially offset by a reduction in compensation and related costs primarily resulting from the resignation in February of the Company’s CEO, lower expenses resulting from more favorable exchange rates due to the strengthening US Dollar, and reduced bad debt expense, the aggregate of which decreased by approximately $706 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $200 thousand, or 9%, over the periods. The decrease was the result of increased expense in the prior year period resulting from accelerating and fully depreciating the remaining book value of fixed assets acquired from The Deal.

Restructuring and other charges. During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, will provide continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.5 million during the six months ended June 30, 2016.

Net Interest Expense

	For the Six Months Ended June 30,		Percent
	2016	2015	Change
Net interest expense	$12,094	$66,405	-82%

Net interest expense decreased by approximately $54 thousand, or 82%, over the periods. The change was the result of higher interest income resulting from increased interest rates combined with reduced interest expense related to the accretion of a contingent earn-out that was recorded in connection with the acquisition of Management Diagnostics Limited.

Provision for Income Taxes

	For the Six Months Ended June 30,		Percent
	2016	2015	Change
Provision for income taxes	$623,876	$487,032	28%

Income tax expense for the six months ended June 30, 2016 was $624 thousand, as compared to $487 thousand for the six months ended June 30, 2015, and reflects an effective tax rate of -15% and -42%, respectively. Income tax expense for the six months ended June 30, 2016 and 2015 primarily relates to the recognition of $562 thousand and $361 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $62 thousand and $126 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2016 totaled approximately $4.7 million, or $0.13 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.8 million, or $0.05 per basic and diluted share, for the six months ended June 30, 2015.

Liquidity and Capital Resources

Our current assets as of June 30, 2016 totaled approximately $34.0 million and consisted primarily of cash and cash equivalents and accounts receivable. Our current liabilities as of June 30, 2016 totaled approximately $35.1 million and consisted primarily of deferred revenue, accrued expenses and accounts payable. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days, but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of June 30, 2016, our cash, cash equivalents, marketable securities and restricted cash totaled approximately $29.3 million, representing 30% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$27,165,222	$28,445,416
Marketable securities	1,470,000	1,590,000
Current and noncurrent restricted cash	661,250	661,250
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$29,296,472	$30,696,666

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities for the six-month period ended June 30, 2016 totaled approximately $708 thousand, as compared to net cash provided by operating activities totaling approximately $757 thousand for the six-month period ended June 30, 2015. The decrease in net cash provided by operating activities was primarily the result of the increased net loss partially offset by the change in the balance of accrued expenses over the periods.

Net cash used in investing activities for the six-month period ended June 30, 2016 totaled approximately $1.6 million, as compared to net cash used in investing activities totaling approximately $36 thousand for the six-month period ended June 30, 2015. The reduction in cash flows from investing activities was primarily the result of the maturity of a marketable security during the three months ended March 31, 2015 partially offset by decreased capital expenditures.

Net cash used in financing activities for the six-month period ended June 30, 2016 totaled approximately $17 thousand, as compared to net cash used in financing activities totaling approximately $1.8 million for the six-month period ended June 30, 2015. The decrease in net cash used in financing activities was primarily the result of the suspension of cash dividend payments during the six months ended June 30, 2016.

We have a total of approximately $661 thousand of cash that serves as collateral for outstanding letters of credit, which cash is classified as restricted. The letters of credit serve as security deposits for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.3 million through June 30, 2017, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2015, we had approximately $154 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $69 million. Based on operating results for the six months ended June 30, 2016 and six month projections, management expects to generate a tax loss in 2016 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

Pursuant to the terms of the Company’s 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2016, we have withheld an aggregate of 1,674,525 shares which have been recorded as treasury stock. In addition, we received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $487 thousand reduction to revenue for the six months ended June 30, 2016, with an offsetting reduction to operating expenses of approximately $407 thousand, and a decrease in the value of the Company’s assets and liabilities as of June 30, 2016 of approximately $2.7 million and $517 thousand, respectively.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company	8-K	000-25779	3.1	June 28, 2016
10.1+	Employment Offer Letter dated as of June 9, 2016 between the Company David Callaway
10.2+	Severance Agreement dated as of July 6, 2016 between the Company and David Callaway
10.3+	Agreement for Grant of Non-Qualified Stock Option dated as of July 6, 2016 between the Company and David Callaway
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement.

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: August 3, 2016	By:	/s/ David Callaway
		Name:	David Callaway
		Title:	President & Chief Executive Officer
(principal executive officer)

Date: August 3, 2016	By:	/s/ Eric F. Lundberg
		Name:	Eric F. Lundberg
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company	8-K	000-25779	3.1	June 28, 2016
10.1+	Employment Offer Letter dated as of June 6, 2016 between the Company David Callaway
10.2+	Severance Agreement dated as of July 6, 2016 between the Company and David Callaway
10.3+	Agreement for Grant of Non-Qualified Stock Option dated as of July 6, 2016 between the Company and David Callaway
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement

*

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

