Form 10-Q
period 2016-09-30
THESTREET, INC.
filed 2016-11-02
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of October 31, 2016
Common Stock, par value $0.01 per share	35,255,824

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended September 30, 2016

ii

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 and as updated in this Quarterly Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context otherwise indicates, references in this report to the terms “TheStreet,” the “Company,” “we,” “our” and “us” refer to TheStreet, Inc. and its subsidiaries.

iii

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,945,895	$28,445,416
Accounts receivable, net of allowance for doubtful accounts of $276,825 as of September 30, 2016 and $357,417 as of December 31, 2015	3,552,972	5,102,464
Other receivables, net	517,800	790,148
Prepaid expenses and other current assets	1,581,979	1,205,708
Restricted cash	-	161,250
Total current assets	29,598,646	35,704,986

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,435,212 as of September 30, 2016 and $4,804,411 as of December 31, 2015	3,545,468	2,773,737
Marketable securities	1,490,000	1,590,000
Other assets	312,228	329,885
Goodwill	41,421,352	43,318,670
Other intangible assets, net of accumulated amortization of $17,787,509 as of September 30, 2016 and $15,674,328 as of December 31, 2015	17,203,219	18,674,376
Restricted cash	500,000	500,000
Total Assets	$94,070,913	$102,891,654

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,526,237	$2,494,341
Accrued expenses	5,032,398	5,161,981
Deferred revenue	23,069,272	24,738,780
Other current liabilities	916,970	1,235,551
Total current liabilities	31,544,877	33,630,653
Noncurrent Liabilities:
Deferred tax liability	2,748,471	1,906,295
Other noncurrent liabilities	5,342,857	5,360,467
Total liabilities	39,636,205	40,897,415

Stockholders’ Equity
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2016 and December 31, 2015; the aggregate liquidation preference totals $55,000,000 as of September 30, 2016 and December 31, 2015	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,594,746 shares issued and 35,254,962 shares outstanding as of September 30, 2016, and 42,458,779 shares issued and 35,123,132 shares outstanding as of December 31, 2015	425,947	424,588
Additional paid-in capital	270,780,194	269,524,415
Accumulated other comprehensive loss	(4,934,699)	(1,999,026)
Treasury stock at cost; 7,339,784 shares as of September 30, 2016 and 7,335,647 shares as of December 31, 2015	(13,061,598)	(13,056,541)
Accumulated deficit	(198,775,191)	(192,899,252)
Total stockholders’ equity	54,434,708	61,994,239
Total liabilities and stockholders’ equity	$94,070,913	$102,891,654

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Business to business	$7,215,910	$7,174,471	$21,879,869	$21,575,657
Business to consumer	7,997,944	9,487,173	25,695,944	29,112,955
Total net revenue	15,213,854	16,661,644	47,575,813	50,688,612

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,924,852	8,707,353	23,956,285	25,617,022
Sales and marketing	3,736,815	3,703,463	11,634,402	12,328,229
General and administrative	3,937,226	3,773,790	12,930,523	11,245,280
Depreciation and amortization	1,080,651	1,069,161	2,996,121	3,184,839
Restructuring and other charges	(582,519)	(1,221,224)	960,491	(1,221,224)
Total operating expense	16,097,025	16,032,543	52,477,822	51,154,146
Operating (loss) income	(883,171)	629,101	(4,902,009)	(465,534)
Net interest expense	(12,179)	(30,891)	(24,273)	(97,296)
Net (loss) income before income taxes	(895,350)	598,210	(4,926,282)	(562,830)
Provision for income taxes	325,781	243,884	949,657	730,916
Net (loss) income	(1,221,131)	354,326	(5,875,939)	(1,293,746)
Preferred stock cash dividends	-	96,424	-	289,272
Net (loss) income attributable to common stockholders	$(1,221,131)	$257,902	$(5,875,939)	$(1,583,018)

Net (loss) income per share attributable to common stockholders:
Basic	$(0.03)	$0.01	$(0.17)	$(0.05)
Diluted	$(0.03)	$0.01	$(0.17)	$(0.05)

Cash dividends declared and paid per common share	$-	$0.025	$-	$0.075

Weighted average basic shares outstanding	35,253,930	34,854,472	35,228,863	34,827,678
Effect of dilutive securities:
Employee stock options and restricted stock units	-	231,281	-	-
Weighted average diluted shares outstanding	35,253,930	35,085,753	35,228,863	34,827,678

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(1,221,131)	$354,326	$(5,875,939)	$(1,293,746)
Foreign currency translation loss	(630,567)	(798,960)	(2,835,673)	(1,280,067)
Unrealized gain (loss) on marketable securities	20,000	85,992	(100,000)	23,042
Comprehensive loss	$(1,831,698)	$(358,642)	$(8,811,612)	$(2,550,771)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(5,875,939)	$(1,293,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,152,025	1,129,257
(Recovery of) provision for doubtful accounts	(13,892)	172,066
Depreciation and amortization	2,996,121	3,184,839
Deferred taxes	842,176	541,323
Restructuring and other charges	105,113	-
Deferred rent	(547,350)	(245,849)
Changes in operating assets and liabilities:
Accounts receivable	1,465,800	185,448
Other receivables	266,451	(16,581)
Prepaid expenses and other current assets	(393,861)	(430,655)
Other assets	3,999	(57,629)
Accounts payable	40,502	(235,941)
Accrued expenses	(38,541)	(1,881,059)
Deferred revenue	(1,404,244)	(772,343)
Other current liabilities	(208,328)	(377,494)
Other liabilities	99,475	(1,401,092)
Net cash used in operating activities	(1,510,493)	(1,499,456)

Cash Flows from Investing Activities:
Sale and maturity of marketable securities	-	2,005,484
Adjustment to purchase of Management Diagnostics Limited	-	50,494
Restricted cash	161,250	139,750
Capital expenditures	(2,707,638)	(2,688,194)
Net cash used in investing activities	(2,546,388)	(492,466)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(12,492)	(2,663,771)
Cash dividends paid on preferred stock	-	(289,272)
Proceeds from the exercise of stock options	-	839
Shares withheld on RSU vesting to pay for withholding taxes	(5,057)	(11,211)
Net cash used in financing activities	(17,549)	(2,963,415)
Effect of foreign exchange rate changes on cash and cash equivalents	(425,091)	38,136

Net decrease in cash and cash equivalents	(4,499,521)	(4,917,201)
Cash and cash equivalents, beginning of period	28,445,416	32,459,009
Cash and cash equivalents, end of period	$23,945,895	$27,541,808

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Business

TheStreet, Inc., together with its wholly owned subsidiaries ("TheStreet", "we", "us" or the "Company"), is a leading financial news and information company providing business and financial news, market data, investing ideas and analysis to personal and institutional investors worldwide. The Company's collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. The Company's portfolio of consumer focused brands includes TheStreet, RealMoney and Action Alerts PLUS, providing personal business and financial news and information. The Company's portfolio of institutional focused brands includes The Deal, providing intraday coverage of mergers and acquisitions and all other changes in corporate control, BoardEx, providing dealmakers, advisers and institutional investors with director and officer profiles and relationship capital management services, and RateWatch, primarily utilized by the banking industry providing up-to-date rate information in several key price-setting areas, including deposits, loans and fees.

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of September 30, 2016, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2016 and its results of consolidated operations, comprehensive income and cash flows for the three and nine months ended September 30, 2016 and 2015. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 9, 2016. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2015 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

Business to business revenue is primarily comprised of subscriptions, licenses and fees for access to the Company’s institutional products, including director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue.

Business to consumer revenue is primarily comprised of subscriptions, licenses and fees for access to the Company’s personal finance products, including securities investment information and stock market commentary, as well as the fees charged for the purchase and placement of advertising and sponsorships across the Company’s digital network and events along with other miscellaneous revenue.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash, cash equivalents and restricted cash primarily consist of money market funds and checking accounts. As of September 30, 2016 and December 31, 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.5 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of September 30, 2016 and December 31, 2015, the Company has a total of approximately $500 thousand and $661 thousand, respectively, of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$23,945,895	$28,445,416
Marketable securities	1,490,000	1,590,000
Current and noncurrent restricted cash	500,000	661,250
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$25,935,895	$30,696,666

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of September 30, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$23,945,895	$23,945,895	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,490,000	—	—	1,490,000
Contingent earn-out (3)	2,689,813	—	—	2,689,813
Total at fair value	$28,625,708	$24,445,895	$—	$4,179,813

	As of December 31, 2015
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$28,445,416	$28,445,416	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,590,000	—	—	1,590,000
Contingent earn-out (3)	2,590,339	—	—	2,590,339
Total at fair value	$33,287,005	$29,106,666	$—	$4,180,339

(1)	Cash, cash equivalents and restricted cash, totaling approximately $24.4 million and $29.1 million as of September 30, 2016 and December 31, 2015, respectively, consist primarily of money market funds and checking accounts for which we determine fair value through quoted market prices.

(2)	Marketable securities consist of two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure, a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2016, the Company determined that there was a decline in the fair value of its ARS investments of $360 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used both a discounted cash flow and market approach model to determine the estimated fair value of its ARS investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited, which was acquired by the Company in October 2014, which earn-out payments are based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on the Company’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

	Marketable Securities	Contingent Earn-Out
Balance December 31, 2015	$1,590,000	$2,590,339
Change in fair value	(100,000)	99,474
Balance September 30, 2016	$1,490,000	$2,689,813

4.	STOCK-BASED COMPENSATION

The Company estimates the fair value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividend yields. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions in the table below represent the weighted-average value of the applicable assumptions used to value stock option awards at their grant date. The weighted-average grant date fair value per share of stock option awards granted during the nine months ended September 30, 2016 and 2015 was $0.37 and $0.41, respectively.

	For the Nine Months Ended September 30,
	2016	2015
Expected option lives	4.5 years	3.0 years
Expected volatility	34.78%	35.66%
Risk-free interest rate	1.11%	0.99%
Expected dividend yield	0.00%	4.51%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2016 and 2015 was $1.30 and $2.23, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

As of September 30, 2016, there remained 1.1 million shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan as inducement grants to new hires, the Company recorded approximately $407 thousand and $1.3 million (inclusive of approximately $105 thousand included in restructuring and other charges) of noncash stock-based compensation for the three and nine month periods ended September 30, 2016, respectively, as compared to approximately $388 thousand and $1.1 million of noncash stock-based compensation for the three and nine month periods ended September 30, 2015, respectively. As of September 30, 2016, there was approximately $2.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.9 years.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2015	3,391,607	$1.87
Options granted	2,934,358	$1.23
Options exercised	-	$-
Options forfeited	(87,666)	$1.96
Options expired	(451,566)	$1.92
Awards outstanding at September 30, 2016	5,786,733	$1.54	$0	4.07
Awards vested and expected to vest at September 30, 2016	5,694,443	$1.54	$0	4.04
Awards exercisable at September 30, 2016	2,656,345	$1.83	$0	1.45

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2015	806,324
Restricted stock units granted	557,586
Restricted stock units settled by delivery of Common Stock upon vesting	(135,967)
Restricted stock units forfeited	(34,870)
Awards outstanding at September 30, 2016	1,193,073	$1,312	1.47
Awards expected to vest at September 30, 2016	1,180,473	$1,299	1.38

A summary of the status of the Company’s unvested share-based payment awards as of September 30, 2016 and changes in the nine month period then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2015	1,473,765	$1.44
Shares underlying options granted	2,934,358	$0.37
Shares underlying restricted stock units granted	557,586	$1.30
Shares underlying options vested	(383,745)	$0.51
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(135,967)	$2.05
Shares underlying options forfeited	(87,666)	$0.58
Shares underlying restricted stock units cancelled	(34,870)	$1.39
Shares underlying awards unvested at September 30, 2016	4,323,461	$0.78

For the nine months ended September 30, 2016 and 2015, the total fair value of share-based awards vested was approximately $389 thousand and $692 thousand, respectively. For the nine months ended September 30, 2016 and 2015, the total intrinsic value of options exercised was $0 and $373, respectively (there were no options exercised during the nine months ended September 30, 2016). For the nine months ended September 30, 2016 and 2015, approximately 2.9 million and 38 thousand stock options, respectively, were granted, and 0 and approximately 1 thousand stock options, respectively, were exercised yielding $0 and approximately $1 thousand, respectively, of cash proceeds to the Company. Additionally, for the nine months ended September 30, 2016 and 2015, approximately 558 thousand and 96 thousand restricted stock units, respectively, were granted, and approximately 136 thousand and 133 thousand shares, respectively, were issued under restricted stock unit grants.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine-month periods ended September 30, 2016 and 2015, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2016, the Company had withheld an aggregate of 1,674,760 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business. During the three months ended September 30, 2015, the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. The dividend payment totaled approximately $979 thousand. When combined with the quarterly cash dividend paid during the first and second quarters of 2015, dividend payments totaled approximately $3.0 million.

6.	LEGAL PROCEEDINGS

Currently, we are not a party to any material active litigation. In the ordinary course of our business, we are subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

7.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended September 30, 2016 and 2015, approximately 1.4 million and 1.7 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the nine months ended September 30, 2016 and 2015, approximately 1.2 million and 3.9 million unvested restricted stock units and vested and unvested options to purchase Common Stock, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Net (loss) income	$(1,221,131)	$354,326	$(5,875,939)	$(1,293,746)
Preferred stock cash dividends	-	(96,424)	-	(289,272)
Numerator for basic and diluted earnings per share
Net (loss) income attributable to common stockholders	$(1,221,131)	$257,902	$(5,875,939)	$(1,583,018)
Denominator:
Weighted average basic shares outstanding	35,253,930	34,854,472	35,228,863	34,827,678
Weighted average effect of dilutive securities:
Employee stock options and restricted stock units	-	231,281	-	-
Weighted average diluted shares outstanding	35,253,930	35,085,753	35,228,863	34,827,678

Basic net (loss) income per share:
Net (loss) income attributable to common stockholders	$(0.03)	$0.01	$(0.17)	$(0.05)

Diluted net (loss) income per share:
Net (loss) income attributable to common stockholders	$(0.03)	$0.01	$(0.17)	$(0.05)

8.	INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2016 was approximately $326 thousand and $950 thousand, respectively, and reflects an effective tax rate of -36% and -19%, respectively, as compared to approximately $244 thousand and $731 thousand, respectively, for the three and nine months ended September 30, 2015, reflecting an effective tax rate of 41% and -130%, respectively. Income tax expense for the three and nine months ended September 30, 2016 primarily relates to the recognition of $281 thousand and $842 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $45 thousand and $108 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income. Income tax expense for the three and nine months ended September 30, 2015 primarily relates to the recognition of $180 thousand and $541 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $64 thousand and $190 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company had approximately $154 million of federal and state net operating loss carryforwards as of December 31, 2015, which results in deferred tax assets of approximately $69 million. As of September 30, 2016 and 2015, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

Subject to potential Section 382 limitations as discussed below, the federal losses are available to offset future taxable income through 2035 and expire from 2019 through 2035. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2016 through 2035. The net operating loss carryforward as of December 31, 2015 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Based on operating results for the nine months ended September 30, 2016 and three month projections, management expects to generate a tax loss in 2016 and no tax benefit has been recorded.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize the Company’s net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2016, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and nine months ended September 30, 2016 and 2015, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2016 and December 31, 2015, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the restructuring reserve account during the nine months ended September 30, 2016.

Total Charges	$1,543,010
Payments To-Date	(1,515,142)
Ending Balance	$27,868

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

In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million during the three months ended September 30, 2015, respectively, and also received a lease termination fee of approximately $583 thousand from the landlord when the office space was vacated in August 2016, resulting in a restructuring and other charges credit on the Company’s Condensed Consolidated Statements of Operations. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account during the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended September 30,
	2016	2015
Beginning balance	$99,309	$1,384,736
Adjustment to prior estimate	-	(1,196,834)
(Payments)/sublease income, net	(77,609)	(87,902)
Ending balance	$21,700	$100,000

11.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2016	December 31, 2015
Acquisition contingent earn-out	$2,689,813	$2,590,339
Deferred rent	2,020,743	1,870,583
Deferred revenue	587,229	897,453
Other	45,072	2,092
Total other liabilities	$5,342,857	$5,360,467

12.	STATE AND MUNICIPAL SALES TAX

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.  For a period of time, we did not collect or remit state or municipal sales tax on the charges to our customers for our services in certain states which may be required, except that we historically complied with New York sales tax.  As such, we are currently conducting a review of these matters, and we have a reserve of $1.2 million included within accrued expenses as of September 30, 2016 as our best estimate of the potential tax exposure for any unresolved retroactive assessment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of this Quarterly Report on Form 10-Q and in other parts of this report.

Overview

TheStreet, Inc., together with its wholly owned subsidiaries ("TheStreet", "we", "us" or the "Company"), is a leading financial news and information company providing business and financial news, market data, investing ideas and analysis to personal and institutional investors worldwide. The Company's collection of digital services provides users, subscribers and advertisers with a variety of content and tools through a range of online, social media, tablet and mobile channels. The Company's portfolio of consumer focused brands includes TheStreet, RealMoney and Action Alerts PLUS, providing personal business and financial news and information. The Company's portfolio of institutional focused brands includes The Deal, providing intraday coverage of mergers and acquisitions and all other changes in corporate control, BoardEx, providing dealmakers, advisers and institutional investors with director and officer profiles and relationship capital management services, and RateWatch, primarily utilized by the banking industry providing up-to-date rate information in several key price-setting areas, including deposits, loans and fees.

We report revenue in two categories: business to business and business to consumer. Business to business revenue is primarily comprised of subscriptions, licenses and fees for access to director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue. Business to consumer revenue is primarily comprised of subscriptions, licenses and fees for access to securities investment information and stock market commentary, fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, and other miscellaneous revenue.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and September 30, 2015

Revenue

	For the Three Months Ended September 30,
Revenue:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Business to business	$7,215,910	47%	$7,174,471	43%	1%
Business to consumer	7,997,944	53%	9,487,173	57%	-16%
Total revenue	$15,213,854	100%	$16,661,644	100%	-9%

Business to business. Business to business revenue is primarily comprised of subscriptions, licenses and fees for access to director and officer profiles, relationship capital management services, and transactional information pertaining to the mergers and acquisitions environment, rate services, events and other miscellaneous revenue.

Business to business revenue increased by $41 thousand, or 1%, over the periods. The increase was the result of an event held by The Deal that resulted in revenue totaling approximately $142 thousand. There were no events held during the same period last year. This increase was partially offset by de minimis decreases in revenue from our The Deal, BoardEx and RateWatch products. Revenue from our BoardEx product was negatively impacted by the strengthening of the U.S. Dollar in relation to the British Pound.

Business to consumer. Business to consumer revenue is primarily comprised of subscriptions, licenses and fees for access to securities investment information and stock market commentary, fees charged for the placement of advertising and sponsorships within TheStreet and its affiliated properties, and other miscellaneous revenue.

Business to consumer revenue decreased by approximately $1.5 million, or 16%, over the periods. The decrease was primarily related to a $1.1 million, or 16% decline in revenue related to TheStreet newsletter products resulting from a 15% decrease in the weighted-average number of subscriptions combined with a 1% decrease in the average revenue recognized per subscription. Additionally, advertising revenue decreased by $337 thousand, or 14%, resulting from decreased demand from repeat advertisers.

Operating Expense

	For the Three Months Ended September 30,
Operating expense:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Cost of services	$7,924,852	52%	$8,707,353	52%	-9%
Sales and marketing	3,736,815	25%	3,703,463	22%	1%
General and administrative	3,937,226	26%	3,773,790	23%	4%
Depreciation and amortization	1,080,651	7%	1,069,161	6%	1%
Restructuring and other charges	(582,519)	-4%	(1,221,224)	-7%	52%
Total operating expense	$16,097,025		$16,032,543		0%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $783 thousand, or 9%, over the periods. The decrease was primarily the result of reduced compensation, consulting, outside contributor, data and revenue share payments made to certain distribution partners, the aggregate of which decreased by approximately $840 thousand. These cost decreases were partially offset by costs resulting from an event held by MDL totaling approximately $80 thousand. There were no events held during the same period last year.

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $33 thousand, or 1%, over the periods. The increase was primarily the result of higher consulting and advertising and promotion costs, the aggregate of which increased by approximately $85 thousand. These cost increases were partially offset by lower commission payments, which decreased by approximately $46 thousand resulting from reduced sales.

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense increased by approximately $163 thousand, or 4%, over the periods. The increase was primarily the result of higher compensation and related costs resulting from increased headcount, combined with higher travel and entertainment costs, the aggregate of which increased by approximately $302 thousand. This increase was partially offset by foreign exchange rate fluctuations, which decreased expenses by approximately $143 thousand over the periods.

Depreciation and amortization. Depreciation and amortization expense was essentially flat over the periods.

Restructuring and other charges. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million during the three months ended September 30, 2015, and also received a lease termination credit of approximately $583 thousand from the landlord when the office space was vacated in August 2016.

Net Interest Expense

	For the Three Months Ended September 30,		Percent
	2016	2015	Change
Net interest expense	$12,179	$30,891	-61%

Net interest expense decreased by approximately $19 thousand, or 61%, over the periods. The change was the result of higher interest income resulting from increased interest rates combined with reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Three Months Ended September 30,		Percent
	2016	2015	Change
Provision for income taxes	$325,781	$243,884	34%

Income tax expense for the three months ended September 30, 2016 was $326 thousand, as compared to $244 thousand for the three months ended September 30, 2015, and reflects an effective tax rate of -36% and 41%, respectively. Income tax expense for the three months ended September 30, 2016 and 2015 primarily relates to the recognition of $281 thousand and $180 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $45 thousand and $64 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net (Loss) Income Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2016 totaled approximately $1.2 million, or $0.03 per basic and diluted share, compared to net income attributable to common stockholders totaling approximately $258 thousand, or $0.01 per basic and diluted share, for the three months ended September 30, 2015.

Comparison of Nine Months Ended September 30, 2016 and September 30, 2015

Revenue

	For the Nine Months Ended September 30,
Revenue:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Business to business	$21,879,869	46%	$21,575,657	43%	1%
Business to consumer	25,695,944	54%	29,112,955	57%	-12%
Total revenue	$47,575,813	100%	$50,688,612	100%	-6%

Business to Business. Business to business revenue increased by $304 thousand, or 1%, over the periods. The increase was the result of events held by The Deal that resulted in revenue totaling approximately $474 thousand. There were no events held during the same period last year. In addition, we experienced de minimis increases in revenue from our The Deal and BoardEx products. These increases were partially offset by a 2% decrease in revenue from our RateWatch subsidiary resulting from a 6% decrease in the weighted-average number of subscriptions which was partially offset by a 4% increase in the average revenue recognized per subscription resulting in an approximate $103 thousand revenue decline. We also experienced a reduction of approximately $158 thousand in advertising and other miscellaneous revenue from The Deal. Revenue from our BoardEx product was also negatively impacted by the strengthening of the U.S. Dollar in relation to the British Pound.

Business to Consumer. Business to consumer revenue decreased by approximately $3.4 million, or 12%, over the periods. The decrease was primarily related to a 15% decline in revenue related to TheStreet newsletter products resulting from a 13% decrease in the weighted-average number of subscriptions combined with a 2% decrease in the average revenue recognized per subscription resulting in an approximate $3.2 million revenue decline. Additionally, we experienced a decline in syndication revenue of approximately $237 thousand.

Operating Expense

	For the Nine Months Ended September 30,
Operating expense:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
Cost of services	$23,956,285	50%	$25,617,022	51%	-6%
Sales and marketing	11,634,402	24%	12,328,229	24%	-6%
General and administrative	12,930,523	27%	11,245,280	22%	15%
Depreciation and amortization	2,996,121	6%	3,184,839	6%	-6%
Restructuring and other charges	960,491	2%	(1,221,224)	-2%	N/A
Total operating expense	$52,477,822		$51,154,146		3%

Cost of services. Cost of services expense decreased by approximately $1.7 million, or 6%, over the periods. The decrease was primarily the result of reduced consulting, compensation and related, outside contributor, recruiting, data, hosting, internet and travel and entertainment costs, the aggregate of which decreased by approximately $2.0 million. These cost decreases were partially offset by costs resulting from events held by The Deal and MDL totaling approximately $247 thousand. There were no events held during the same period last year.

Sales and marketing. Sales and marketing expense decreased by approximately $694 thousand, or 6%, over the periods. The decrease was primarily the result of reduced compensation and related costs primarily related to commission and bonus payments, advertising and promotion, advertising serving and credit card processing costs, the aggregate of which decreased by approximately $851 thousand. These cost savings were partially offset by higher public relations costs which increased by approximately $140 thousand.

General and administrative. General and administrative expense increased by approximately $1.7 million, or 15%, over the periods. The increase was primarily the result of a $1.4 million provision recorded as an estimate for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities. Additional cost increases included higher professional, recruiting, consulting and repair and maintenance costs, the aggregate of which increased by approximately $1.2 million. These cost increases were partially offset by a reduction in compensation and related costs primarily resulting from the resignation in February of the Company’s CEO, reduced bad debt expenses and lower expenses resulting from more favorable exchange rates due to the strengthening US Dollar, the aggregate of which decreased by approximately $716 thousand.

Depreciation and amortization. Depreciation and amortization expense decreased by approximately $189 thousand, or 6%, over the periods. The decrease was the result of increased expense in the prior year period resulting from accelerating and fully depreciating the remaining book value of fixed assets acquired from The Deal.

Restructuring and other charges. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term. As such, the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million during the three months ended September 30, 2015 and also received a lease termination credit of approximately $583 thousand from the landlord when the office space was vacated in August 2016

During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, will provide continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.5 million. Additionally, in August 2016 the Company received the lease termination fee from the landlord when The Deal’s office space was vacated resulting in a reduction to restructuring and other charges of approximately $583 thousand.

Net Interest Expense

	For the Nine Months Ended September 30,		Percent
	2016	2015	Change
Net interest expense	$24,273	$97,296	-75%

Net interest expense decreased by approximately $73 thousand, or 75%, over the periods. The change was the result of higher interest income resulting from increased interest rates combined with reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Nine Months Ended September 30,		Percent
	2016	2015	Change
Provision for income taxes	$949,657	$730,916	30%

Income tax expense for the nine months ended September 30, 2016 was $950 thousand, as compared to $731 thousand for the nine months ended September 30, 2015, and reflects an effective tax rate of -19% and -130%, respectively. Income tax expense for the nine months ended September 30, 2016 and 2015 primarily relates to the recognition of $842 thousand and $541 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $108 thousand and $190 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2016 totaled approximately $5.9 million, or $0.17 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.6 million, or $0.05 per basic and diluted share, for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our current assets as of September 30, 2016 totaled approximately $29.6 million and consisted primarily of cash and cash equivalents and accounts receivable. Our current liabilities as of September 30, 2016 totaled approximately $31.5 million and consisted primarily of deferred revenue, accrued expenses and accounts payable. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund only during the first 30 days. We do not as a general matter offer refunds for advertising that has been delivered.

Since inception, we have financed our operations primarily through cash flows generated from operations. As of September 30, 2016, our cash, cash equivalents, marketable securities and restricted cash totaled approximately $25.9 million, representing 28% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts. We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds will be readily available for acquisition and/or operating purposes. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a par value of approximately $1.9 million and a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$23,945,895	$28,445,416
Marketable securities	1,490,000	1,590,000
Current and noncurrent restricted cash	500,000	661,250
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$25,935,895	$30,696,666

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash used in operating activities for the nine-month period ended September 30, 2016 totaled approximately $1.5 million, a de minimis change from the nine-month period ended September 30, 2015. The change in net cash used in operating activities over the periods included an increased net loss and the change in the balance of deferred revenue over the periods, partially offset by the change in the balances of accrued expenses, other liabilities and accounts receivable over the periods.

Net cash used in investing activities for the nine-month period ended September 30, 2016 totaled approximately $2.5 million, as compared to net cash used in investing activities totaling approximately $492 thousand for the nine-month period ended September 30, 2015. The reduction in cash flows from investing activities was primarily the result of the maturity of a marketable security during the three months ended March 31, 2015.

Net cash used in financing activities for the nine-month period ended September 30, 2016 totaled approximately $18 thousand, as compared to net cash used in financing activities totaling approximately $3.0 million for the nine-month period ended September 30, 2015. The decrease in net cash used in financing activities was primarily the result of the suspension of cash dividend payments during the nine months ended September 30, 2016.

We currently have a total of approximately $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for the Company’s headquarters in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through September 30, 2017, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2015, we had approximately $154 million of federal and state net operating loss carryforwards, which results in deferred tax assets of approximately $69 million. Based on operating results for the nine months ended September 30, 2016 and three month projections, management expects to generate a tax loss in 2016 and no tax benefit has been recorded. We maintain a full valuation allowance against our deferred tax assets as management concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

Treasury Stock

Pursuant to the terms of the Company’s 2007 Performance Incentive Plan, and certain procedures adopted by the Compensation Committee of our Board of Directors, in connection with the exercise of stock options by certain of our employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, we may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2016, we have withheld an aggregate of 1,674,760 shares which have been recorded as treasury stock. In addition, we received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. However, we believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Foreign Currency Exchange Risk

Historically, the majority of our revenue and expenses have been denominated in the U.S. Dollar and therefore we have not previously experienced material fluctuations in our net income as a result of foreign currency transaction gains or losses. Following our acquisition of MDL, however, we have had greater exposure to fluctuations in foreign currency exchange rates, in particular with respect to the British Pound. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in exchange rates. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business. Because we conduct a growing portion of our business outside the U.S. but report our results in U.S. Dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. Dollar strengthens relative to the British Pound, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. Dollars. Conversely, a decline in the U.S. Dollar relative to the British Pound would increase our non-U.S. revenue and operating results when translated into U.S. Dollars. At this time, we do not, but we may in the future, enter into derivatives or other financial instruments in order to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $744 thousand reduction to revenue for the nine months ended September 30, 2016, with an offsetting reduction to operating expenses of approximately $524 thousand, and a decrease in the value of the Company’s assets and liabilities as of September 30, 2016 of approximately $2.7 million and $471 thousand, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently, we are not a party to any material active litigation. In the ordinary course of our business, we are subject to periodic threats of lawsuits, investigations and claims. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended September 30, 2016, there were no material changes to the risk factors described in our 2015 Form 10-K.

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

THESTREET, INC.

Date: November 2, 2016	By:	/s/ David Callaway
	Name:	David Callaway
	Title:	President & Chief Executive Officer
(principal executive officer)

Date: November 2, 2016	By:	/s/ Eric F. Lundberg
	Name:	Eric F. Lundberg
	Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.