Form 10-K
period 2016-12-31
THESTREET, INC.
filed 2017-03-20
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2016 as reported by Nasdaq, was approximately $36 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 15, 2017
Common Stock, par value $0.01 par value	35,628,317

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.

2016 ANNUAL REPORT ON FORM 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section “Risk Factors” in Item 1A of this Annual Report. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context suggests otherwise, specifically, references in this Annual Report to “TheStreet,” the “Company,” “we,” “us” and “our” refer to TheStreet, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

Overview

TheStreet, Inc. is a leading financial news and information provider. Our business-to-business and business-to-consumer content and products provide individual and institutional investors, advisors and dealmakers with actionable information from the worlds of finance and business.

Our business strategy for 2017 is centered on accelerating our growth by successfully implementing initiatives that were put in place in 2016.

2016 Highlights

•	Recruited and hired a new and experienced management team, including our President and Chief Executive Officer, David Callaway;
•	established one unified newsroom across all business units;
•	identified and optimized synergies between our products in order to add scale to our data, technology and commercial capabilities;
•	continued to expand our content distribution channels to broaden our customer base and enhance the user experience;
•	identified new and growing revenue streams and provided support and resources necessary to maximize them (events, native advertising and custom content); and
•	increased the Board of Directors to seven members, with five independent directors.

Our Products and Services

Business-to-Business

Our business-to-business, or B2B, products provide dealmakers, their advisers, institutional investors and corporate executives with news, data and analysis of mergers and acquisitions and changes in corporate control, relationship mapping services, and competitive bank rate data. Our B2B business products, as described in greater detail below, have helped diversify our business from primarily serving retail investors to also providing an indispensable source of business intelligence for both high net worth individuals and executives in the top firms in the world.

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the year ended December 31, 2016, our B2B businesses generated 46% of our total revenue.

The Deal

In September 2012, we acquired The Deal, L.L.C., or The Deal, which began as a broadsheet newspaper for retail investors and transformed its business into a digital subscription model that delivers sophisticated coverage primarily to institutional investors on changes in corporate control, including merges and acquisitions, private equity, corporate activism and restructuring. The Deal is a trusted information source for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge. It provides full access to proprietary commentary, analysis and data produced every day by our editors and journalists and content feeds can be customized based on each client’s job function, deal focus and workflow. Content can be delivered via email, mobile, web or existing corporate platform. The Deal is headquartered in New York and has offices in London, England, Petaluma, California, Washington DC and Chennai, India.

In April 2013, we also acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. to further broaden the information and services available to institutional investors. These newsletters and this database, and the employees providing their content, have been incorporated into The Deal.

BoardEx

In October 2014, we acquired Management Diagnostics Limited, the developer of the leading relationship capital management service BoardEx, collectively, BoardEx. BoardEx expanded our international operations and furthered our transition from primarily serving retail investors to also becoming an indispensable data and business intelligence source for institutional clients. Founded in 1999, BoardEx is an institutional relationship capital management database and platform and currently holds in-depth profiles of almost one million of the world's most important business leaders. BoardEx’s proprietary software shows the relationships between and among these individuals and a user and his/her contacts. Clients, including investment banks, consultancies, executive search firms, law firms and universities use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. BoardEx is headquartered in London, England and has locations in New York and Chennai, India.

RateWatch

Our third B2B business product, RateWatch, publishes bank rate market information including competitive deposit, loan and fee rate data, primarily on a subscription basis, to financial institutions, government agencies, academic researchers, banks, credit unions and other commercial organizations. RateWatch is headquartered in Wisconsin.

Business-to-Consumer

Our business-to-consumer, or B2C, business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products that target varying segments of the retail investing public. Since its inception in 1996, we have distinguished ourselves as a trusted and reliable source for financial news and information with journalistic excellence, an unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Our B2C business generates revenue primarily from premium subscription products and advertising. For the year ended December 31, 2016, our B2C business generated 54% of our total revenue.

Our most recognizable consumer products include the following:

TheStreet.com is a free, advertising-supported digital platform that provides unbiased business news and market analysis to individual investors. TheStreet.com provides us with an ongoing and efficient source of leads for our premium subscription products and for 20 years, TheStreet.com has been recognized as one of the premier providers of investment commentary, analysis and news.

RealMoney and RealMoney Pro are the foundation of our premium subscription product line for consumers. RealMoney is aimed at active market participants and self-directed investors looking for timely, action-oriented market commentary and analysis. RealMoney contributors include dozens of experienced financial analysts, traders, money managers and journalists, including James J. Cramer and Douglas Kass.

Action Alerts PLUS is our premium subscription offering that teaches consumers how to manage money for long term growth with former hedge fund manager James J. Cramer. Members are privy to the day-to-day activity surrounding Mr. Cramer’s personal charitable portfolio including alerts notifying them when Mr. Cramer is about to make a trade. Surrounding content includes Mr. Cramer’s explanations regarding what stocks he is buying or selling and, more importantly, why he is taking that position. Action Alerts Plus members also have access to live monthly conference calls where Mr. Cramer addresses their questions about the market, specific stocks in the portfolio and trade ideas. We also host an interactive online forum where members can post questions for the Action Alerts Plus team, share ideas and engage in a dialogue with each other. In addition, subscribers receive a weekly roundup of analysis of all stocks in the portfolio and have access to http://www.actionalertsplus.com for a continuously updated view of the portfolio and its performance. Action Alerts PLUS is aimed at investors looking for exclusive access to specific, action-oriented investment ideas.

Segments

Our operations consist of three reportable segments: TheDeal/BoardEx, RateWatch and Business to Consumer. Further information regarding our operating segments may be found in Note 17 to our Consolidated Financial Statements.

Sales, Marketing and Distribution

We pursue a variety of sales and marketing initiatives to increase traffic to our sites, license our content, sell advertising, increase subscriptions for our B2B and B2C products and expose our brands to new audiences. These initiatives include promotion through online, search marketing, email, social, direct mail and telemarketing channels. We employ marketers and designers who plan and create campaigns for the various business units which are then implemented by our technical and operations team as well as by third-party service providers. Our business intelligence group, responsible for reporting and analysis, helps determine the effectiveness of our campaigns and make informed decisions. In addition to these marketing efforts, we employ a sales force that sells directly to advertisers and their agencies, as well as to institutional clients as outlined above.

We use content syndication and subscription distribution to capitalize on the cost efficiencies of digital distribution and to garner additional value from content we have produced for our own properties. By syndicating our content to other leading digital properties, we expose our brands and top-quality journalism to millions of potential users/subscribers. For example, we provide digital properties in our vertical, including Yahoo! Finance, AOL Finance, Marketwatch and MSN Money, with selected content to host along with additional article headlines that these partners display on their stock quote result pages, in both instances providing links back to our site. This type of content licensing exposes new audiences to our brands and generates additional traffic to our sites, creating the opportunity for us to increase our advertising revenue and subscription sales.

To attract additional visitors to our sites, we utilize search engine optimization tools to increase the visibility of our content on Google, Yahoo, Bing and similar search engines. We also have a social media team that works across platforms such as Facebook, LinkedIn and Twitter to increase awareness and drive traffic to our content, events and subscription products.

With digital traffic now almost evenly split between desktop and mobile platforms and devices, we continually improve our products to be as mobile-friendly as possible, while developing and distributing mobile and tablet applications to deliver our content to mobile-first audiences. The Deal and BoardEx both have robust mobile sites and apps and are using mobile alerts to continually engage with users/subscribers. In the first half of 2017, we expect to launch a “unified” TheStreet app which will allow users to access our free and paid content in a single environment. Finally, we continue to focus on increasing the engagement our visitors have with our online and mobile offerings, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our digital products offer.

We consistently obtain exposure through other media outlets who cite our journalists and our content or who invite our editorial staff to appear on segments to provide key market commentary and consumer advice. In 2016, we were mentioned or featured in almost 100 reports by national publications and national and local broadcast media including The Wall Street Journal, The New York Times and CNBC, NBC, ABC, CBS and Fox, among others.

Competition

We compete with a broad range of content providers, newsletter publishers, event producers and information services. We face competition primarily from:

•	with respect to our B2B business, particularly The Deal, providers of business intelligence on mergers and acquisitions, restructurings and financings primarily to investment banks, law firms, hedge funds, private equity firms and corporate institutions, such as Bloomberg, S&P Capital IQ, Dealogic, ThomsonOne and Mergermarket Group;

•	with respect to our B2B business, particularly BoardEx, providers of relationship capital management services and director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, and Thomson Reuters;

•	with respect to our B2B business, particularly RateWatch, established ratings services, such as Standard & Poor’s, Morningstar and Lipper as well as rate database providers such as Informa and SNL Financial;

•	with respect to our B2C business, online content providers focused on business, personal finance or investing content, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as portals such as Yahoo! Finance, AOL Daily Finance and MSN Money; and

•	with respect to our B2B and B2C businesses, publishers and distributors of traditional media with a focus on business, finance or investing, such as The Wall Street Journal and the Financial Times, personal finance talk radio programs and business television networks such as Bloomberg, CNBC and the Fox Business Channel as well as investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media.

Many of these competitors have significantly greater scale and resources than we do. Additionally, advances in technology have reduced the cost of production and online distribution of written, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content.

Advertisers and their agencies often look to independent measurement data such as that provided by comScore, Inc., a leading cross-platform measurement company that measures audiences and consumer behavior, or comScore, in order to gain a sense of the performance of various sites, in relation to their peer category, when determining where to allocate advertising dollars. TheStreet.com has consistently ranked as one of the top websites by comScore for users having a portfolio value over $1 million, a household income over $75,000 and those checking stock quotes.

Our ability to compete successfully depends on many factors, including the format, quality, originality, timeliness, insightfulness and trustworthiness of our content and that of our competitors, the reputations of our contributors and our brands, the success of our recommendations and research, our ability to introduce products and services that keep pace with new technology and distribution methods, investing trends, the experience we and our competitors offer our users and the effectiveness of our sales and marketing efforts.

Infrastructure, Operations and Technology

B2B

The Deal and BoardEx are based on proprietary and commercial systems developed for consumption by institutional clients. Both our BoardEx and The Deal systems consist of a mixture of proprietary and commercial software hosted within the Amazon Web Services environment.  The Deal system distributes the content via an email delivery system or web based platform. The BoardEx system distributes data to multiple client platforms either hosted within Amazon Web Services or on the clients’ premises via commercial software before redistributing it via a standard email delivery system, data feed processes, or to a web interface.

RateWatch maintains a constantly-updated database of deposit, loan and fee rate data from over 100,000 financial institutions using proprietary software and commercial software both internally and within the Amazon Web Services environment. This historical and real-time rate data is licensed to financial institutions, government agencies, educational researchers and commercial organizations. Data is provided in formats ranging from standard rate templates to large raw data files for use with third party analytical tools. The RateWatch product line also includes banking-related product and fee comparisons, financial strength reporting, educational webinars, mystery shopping and consumer and financial institution surveys.

B2C

Our main technological infrastructure consists of proprietary and Drupal-based content management systems, and in 2017, subscription management and e-commerce systems provided by third party vendors.  We also utilize the services of third-party cloud computing providers, more specifically Amazon Web Services, as well as content delivery networks such as Fastly, to help us efficiently distribute our content to our customers and ensure resiliency and scalability of service. Our content-management systems are based on proprietary software, Drupal and Kaltura Content Management Systems. They allow our stories, videos and data to be prepared for distribution online to a large audience. These systems enable us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

Intellectual Property

To protect our intellectual property, or IP, we rely on a combination of trademarks, copyrights, patent protection, confidentiality agreements and various other contractual arrangements with our employees, affiliates, customers, strategic partners, vendors and others. We have many trademark registrations and copyrights in the United States and internationally, and have pending trademark and patent applications in the United States and internationally. In addition, our Code of Conduct and Business Ethics, employee handbook, and other internal policies seek to protect our IP against misappropriation, infringement, and unfair competition. We also utilize various tools to police the Internet to monitor piracy and unauthorized use of our content. Finally, whether we are contracting out our IP or licensing third-party content and/or technology, we incorporate contractual provisions to protect our IP and seek indemnification for any third-party infringement claims.

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

Customers

For the year ended December 31, 2016, no single customer accounted for 10% or more of our consolidated revenue. As of December 31, 2016, no single customer accounted for more than 10% of our gross accounts receivable balance.

Employees

As of December 31, 2016, we had approximately 650 full-time employees with approximately 54% located in Chennai, India. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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

Available Information

We were founded in 1996 as a limited liability company, and reorganized as a C corporation in 1998. We consummated our initial public offering in 1999 and we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Our Corporate Website is located at http://www.t.st. We make available free of charge, on or through our Website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Website is not part of this Report or any other report filed with the SEC.

You may download the information that we file with the SEC at www.sec.gov.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Report, before deciding whether to invest in our Common Stock. Our business, prospects, financial condition or operating results could be materially adversely affected by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our Common Stock could decline as a result of any of these risks, and you could lose part or all of your investment in our Common Stock. When deciding whether to invest in our Common Stock, you should also refer to the other information in this Report, including our consolidated financial statements and related notes and the information contained in Part II, Item 7 of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Please also refer to the Special Note Regarding Forward-Looking Statements appearing in this Annual Report.

Our quarterly financial results may fluctuate and our future revenue is difficult to forecast.

Our quarterly operating results may fluctuate in the future as a result of a variety of factors, many of which are outside our control, including:

•	the level of interest and investment in individual stocks versus index funds and exchange-traded funds (ETF) by both individual and institutional investors, which can impact our ability to sell premium subscription products and to sell advertising;
•	the overall willingness of potential and existing customers to pay for content distributed over the Internet, where a large quantity of content is available for free;

•	demand and pricing for online advertising on TheStreet.com, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;
•	the value to potential and existing customers of the investing ideas we offer in our subscription services and the performance of those ideas relative to appropriate benchmarks;
•	new products or services introduced by our competitors;
•	cost of content production, specifically video, traffic acquisition costs, and/or other costs;
•	for our B2B businesses, the volatility in mergers and acquisitions, restructuring and financing activities, interest rates and bank fees;
•	costs or lost revenue associated with system downtime affecting the Internet generally or our Websites in particular;
•	general economic and financial market conditions; and
•	our ability to attract and retain editorial and managerial talent.

We had a net loss in each of our last two fiscal years 2016 and 2015, and have incurred net losses for most years of our history. We may not generate net income in future periods. Despite significant strategic investments in technology, marketing and content in 2016 there are no assurances that they will have the desired effect or impact on our financial condition and results of operations. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue and meet our financial targets and the expectations of public market analysts and investors, the price of our Common Stock is likely to continue to decline.

Key content contributors, particularly James J. Cramer, are important to our B2C premium subscription offerings.

Some of our products, particularly our editorial subscription products, reflect the talents, efforts, personalities, investing skills and portfolio returns, and reputations of their respective writers. As a result, the services of these key content contributors, including our co-founder and chief markets commentator, James J. Cramer, form an essential element of our subscription revenue. In addition to his content contributions, we benefit from Mr. Cramer’s popularity and visibility, which have provided public awareness of our services and introduced our content to new audiences. For example, Mr. Cramer hosts CNBC’s finance television show, Mad Money. If, however, Mr. Cramer no longer appeared on the show or the program was cancelled for any reason, it could negatively impact his public profile and visibility, and in turn, our subscription products. Further, the continued value of Mr. Cramer’s contributions could be materially adversely affected if Mr. Cramer were to otherwise lose popularity with the public. While we believe we greatly benefit from Mr. Cramer’s contributions and his media exposure for other companies, we can give no assurance that our relationship with Mr. Cramer will lead to higher revenues from our subscription products or improve our organic growth.

Our employment agreement with Mr. Cramer expires on December 31, 2017. If Mr. Cramer chooses not to enter into a new employment agreement upon the expiration of the current agreement, or does not complete the term of his employment agreement, our business could be harmed by the loss of his services.

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

The price of our Common Stock does not meet the requirements for continued listing on The NASDAQ Global Market. If we fail to regain compliance with the minimum listing standards, our common stock will be subject to delisting. The liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The NASDAQ Global Market require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with The NASDAQ Global Market’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. Our common stock is currently listed on The NASDAQ Global Market.

As previously reported, on December 14, 2016, we received a notification from the Listing Qualifications Department of The NASDAQ Stock Market LLC, or NASDAQ, indicating that the minimum bid price of our Common Stock on the NASDAQ Global Market closed below $1.00 per share for 30 consecutive business days. In accordance with the NASDAQ listing rules, we have 180 calendar days, or until June 12, 2017 to regain compliance with the requirements. If, at any time before that date the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will notify us that we have achieved compliance with the requirements. In the event we do not regain compliance by June 12, 2017, NASDAQ will notify us that our common stock will be delisted from the NASDAQ Global Market, unless we request a hearing before a NASDAQ Hearings Panel. Alternatively, we may apply to transfer our securities to the NASDAQ Capital Market if we satisfy the requirements for initial listing set forth in NASDAQ Listing Rule 5505(a), with the exception of the minimum bid price. If such an application for transfer were approved, we would have an additional 180 calendar days to comply with the Rule in order for our common stock to remain listed on the NASDAQ Capital Market.

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

Our ability to successfully attract and retain subscribers to our B2B and B2C subscription services may be affected by the perceived quality of our content and products, and other factors.

Subscription revenue makes up a significant portion of our overall revenue. For the year ended December 31, 2016, subscription revenue accounted for approximately 78% of our total revenue.

B2B subscription revenue accounted for approximately 42% of our total revenue and 91% of our total B2B revenue. Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets and mergers and acquisitions activity. While we believe investors and dealmakers are seeking more information related to the financial markets and mergers and acquisitions from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related and deal-related publications, which could adversely affect the subscription revenue we derive from our B2B businesses.

B2C subscription revenue accounted for approximately 36% of our total revenue and 67% of our total B2C revenue. Our ability to successfully attract and retain subscribers to our B2C subscription products depends on the quality of the content, including the performance of any investment ideas published. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected. Additionally, factors such as the expiration of temporary product promotions, changes in our renewal policies or practices for subscribers, or changes in the degree of credit card failures could have a material impact on customer retention.

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

As a general matter, the continued fragmentation of digital media has intensified competition for advertising revenues. Advertising revenue could decline if the relationships we have with high-traffic Websites are adversely affected. In addition, our advertising revenue may decline as a result of demand for our products and services, pricing pressures on Internet advertising rates due to industry developments, changes in consumer interest in the financial media and other factors in and outside of our control, including in particular as a result of any significant or prolonged downturn in, or periods of extreme volatility of, the financial markets. Also, our advertising revenue would be adversely affected if advertisers sought to use third-party networks to attempt to reach our audience while they visit third-party sites instead of purchasing advertising from us to reach our audience on our own sites. Further, any advertising revenue that is performance-based may be adversely impacted by the foregoing and other factors. If our advertising revenue significantly decreases, our business, results of operations and financial condition could be materially adversely affected.

In addition to the headwinds facing digital media advertising, technologies have been developed, and will likely continue to be developed, that can block the display of our ads, particularly advertising displayed on personal computers. We generate a portion of our revenue from advertising, including revenue resulting from the display of ads on personal computers. These technologies may have had an adverse effect on our financial results and, if such technologies continue to proliferate, in particular with respect to mobile platforms, our ability to generate advertising revenue may be harmed.

Advertising revenue, of which our top five advertisers accounted for approximately 50%, generated 16% of our total revenue in 2016. Although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally, our advertising contracts have short notice cancellation provisions.

Technology in the media industry continues to evolve rapidly.

Technology in the media industry continues to evolve rapidly. Advances in technology have led to an increasing number of methods for delivery of content and have resulted in a wide variety of consumer demands and expectations, which are also rapidly evolving. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business and financial results may be adversely affected.

The increasing number of digital media options available on the Internet, through social networking tools and through mobile and other devices distributing content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content.

In addition, the expenditures necessary to implement these new technologies could be substantial and other companies employing such technologies before we are able to do so could aggressively compete with our business.

Many individuals are increasingly using mobile devices rather than personal computers to access news and other online services. If we are unable to effectively provide our content and subscription products to users of these devices, our business could be adversely affected.

The number of people who access news and other online services through mobile devices continues to increase at a rapid rate. As the use of mobile accelerates as the “go-to” method of consuming digital content, our ability to monetize mobile content, for which CPMs (cost per thousand impressions) are lower but on the rise, is increasingly important. We may not be able to generate revenue from advertising or content delivered to mobile devices as effectively as we have for advertising or content delivered to personal computers. As our members increasingly use mobile devices to access our digital products if we are unable to successfully implement monetization strategies for our content on mobile devices, if these strategies are not as successful as our offerings for personal computers, or if we incur excessive expenses in this effort, our financial performance and ability to grow revenue would be negatively affected. Additionally, as new devices, such as wearables, and innovative platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our solutions for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such new services and products.

We face significant competition. Many of our competitors and potential competitors have larger customer bases, more established brand recognition and greater financial, marketing, technological and personnel resources than we do, which could put us at a competitive disadvantage. Additionally, some of our competitors and many potential competitors are better capitalized than we are and able to obtain capital more easily, which could put us at a competitive disadvantage.

Many of our competitors have larger customer bases, more established name recognition, a greater market share and greater financial, marketing, technological and personnel resources than we do. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition. Accordingly, we cannot guarantee that we will be able to compete effectively with our current or future competitors or that this competition will not significantly harm our business.

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

•	with respect to our B2B business, particularly The Deal, providers of business intelligence on mergers and acquisitions, restructurings and financings primarily to investment banks, law firms, hedge funds, private equity firms and corporate institutions, such as Bloomberg, S&P Capital IQ, Dealogic, ThomsonOne and Mergermarket Group;
•	with respect to our B2B business, particularly BoardEx, providers of relationship capital management services and director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, and Thomson Reuters;
•	with respect to our B2B business, particularly RateWatch, established ratings services, such as Standard & Poor’s, Morningstar and Lipper as well as rate database providers such as Informa and SNL Financial;
•	with respect to our B2C business, online content providers focused on business, personal finance or investing content, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as portals such as Yahoo! Finance, AOL Daily Finance and MSN Money; and
•	with respect to our B2B and B2C businesses, publishers and distributors of traditional media with a focus on business, finance or investing, such as The Wall Street Journal and the Financial Times, personal finance talk radio programs and business television networks such as Bloomberg, CNBC and the Fox Business Channel as well as investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media.

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

Throughout 2016, we made several changes to our senior management, including the appointment of a new Chief Executive Officer, David Callaway and a new Chief Financial Officer, Eric Lundberg. Our ability to execute our business plan and improve our chances for success in 2017 and beyond depend in large part upon the continued service of Mr. Callaway and Mr. Lundberg as well as other key employees. In addition, our ability to compete in the marketplace depends upon our ability to recruit and retain other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, direct marketers to sell subscriptions to our premium services and salespersons to sell our advertising inventory and subscriptions.

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

TCV VI, L.P. and TCV Member Fund, L.P., together referred to as TCV, hold all of the issued and outstanding shares of our Series B Preferred Stock (“Series B Preferred Stock”), which were originally issued in a November 2007 private placement. These shares are convertible into an aggregate of 3,856,942 shares of our Common Stock, at a conversion price of $14.26 per share, or approximately 10% of our outstanding Common Stock. However, the holders of our Series B Preferred Stock are entitled to a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event. Accordingly, unless otherwise agreed to by TCV, the liquidation preference entitles the holders of our Series B Preferred Stock to a substantial premium in the event of a sale of the Company, which not only makes it more difficult for a third party to acquire the Company, but also may result in the holders of our Common Stock receiving significantly less than their pro rata share of the proceeds in the event we are acquired.

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

Acquisitions pose inherent financial and other risks and challenges.

As a part of our strategic plan, we have acquired businesses and may look to acquire businesses in the future. These acquisitions can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include underperformance relative to our expectations and the price paid for the acquisition; unanticipated demands on our management and operational resources; difficulty in integrating personnel, operations, and systems; retention of customers of the combined businesses; assumption of contingent liabilities; and acquisition-related earnings charges. The benefits of an acquisition or an investment may take considerable time to develop and certain acquisitions may not advance our business strategy and may fall short of expected return on investment targets. If our acquisitions are not successful, we may record impairment charges. Our ability to continue to make acquisitions will depend upon our success at identifying suitable targets, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.

In October 2014 we acquired BoardEx, a relationship capital management company headquartered in the U.K. with locations in New York, New York and Chennai, India. This acquisition has helped us expand internationally and is helping to accelerate our transition into B2B, becoming an indispensable data, news and information source for institutional clients. However, we can provide no assurances that our long term strategic objectives will be attained or that such acquisition will meet or exceed our expected return.

Our foreign operations subject us to a number of operating, economic, political and regulatory risks that may have a material adverse impact on our financial condition and results of operations.

Our acquisition of BoardEx in October 2014 significantly increased the importance of foreign markets to our future operations and growth and also exposes us to a number of additional risks. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures and other regulatory requirements affecting trade and investment; unexpected regulatory, social, political, or economic changes in a specific country or region; changes in intellectual property, privacy and data protection; import/export regulations in both the United States and foreign countries and difficulties in staffing and managing foreign operations. Political changes, labor strikes, acts of war or terrorism and natural disasters, some of which may be disruptive, can interfere with our data collection, our customers and all of our activities in a particular location. We may also be affected by potentially adverse tax consequences and difficulties associated with repatriating cash generated or held abroad. Since approximately half of BoardEx’s revenues are generated outside of the United States, we are exposed to these risks.

We are subject to the European Union, or EU, regulations relating to privacy, including the EU Directive on Data Protection, which imposes significant restrictions on the collection and use of personal data that are more stringent and impose greater burdens on businesses than current privacy standards in the United States. One such burden is a prohibition on the transfer of personal information from the EU to other countries whose laws do not protect personal data to an adequate level of privacy or security.  The United States is one such country and this prohibition and the fact we are subject to the EU regulations may impact on our ability to carry out certain aspects of our business in the United States. The EU has recently passed the General Data Protection Regulation, which will result in greater compliance burdens for companies with users and operations in Europe over the next two years.  The costs of compliance with, and other burdens imposed by, these laws, regulations and policies that are applicable to us may limit the use and adoption of our products and solutions and could have a material adverse impact on our results of operations.

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

Fluctuations in foreign exchange rates could adversely affect our consolidated operating results

We operate in foreign jurisdictions, in particular the United Kingdom, where we are exposed to market risks from changes in interest rates and foreign currency exchange rates that may adversely affect our results of operations and financial condition. For example, the announcement of the exit of the United Kingdom from the European Union (referred to as Brexit) caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies. The majority of our business transactions are denominated in U.S. dollars, however, for operations outside the United States, we translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. In 2016, the strengthening of the U.S. dollar relative to other currencies adversely affected our results of operations because foreign currencies translated into fewer U.S. dollars. In addition, we will be exposed to the risk of changes in social, political and economic conditions in the countries where we engage in business. Political and economic instability in these countries could adversely affect our business activities and operations. Unexpected changes in local regulatory requirements, tariffs and other trade barriers and price or exchange controls could limit operations and make the repatriation of profits difficult. In addition, the uncertainty of differing legal environments could limit our ability to effectively enforce our rights in some markets. We do not engage in currency hedging or have any positions in derivative instruments to hedge our currency risk.

If our goodwill and other intangibles continue to become impaired, we may be required to record further reductions which would negatively impact our financial results.

For 2016, we have recorded a significant impairment of goodwill as a result of a number of factors including the recent decline in our stock price and the performance of past acquisitions. As of December 31, 2016, we had goodwill of $29.2 million and net intangible assets of $15.1 million compared to $43.3 million and $18.7 million in 2015, respectively. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist. We perform our annual impairment tests of goodwill and indefinite lived intangible assets as of October 1 each year. Impairment exists when the carrying amount of goodwill and indefinite lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess. Although we currently do not anticipate any further impairment, we may have to record additional impairments in the future which may materially adversely affect our results of operations and financial condition.

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

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified board of directors with staggered, three-year terms; we intend to put a proposal to declassify our board of directors at our 2017 Annual Meeting of Stockholders;
•	not providing for cumulative voting in the election of directors;
•	permitting an amendment of our certificate of incorporation only through a super-majority vote of the stockholders;
•	prohibiting stockholder action by written consent;

15

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

We have net operating loss carryforwards of approximately $160 million as of December 31, 2016, available to offset future taxable income through 2035. These net operating losses date back to December 1999 and will begin expiring in 2019. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses. Furthermore, as a result of prior ownership changes under section 382 of the Internal Revenue Code of 1986, as amended, a portion of these net operating losses will be subject to certain limitations.

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

In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. As a smaller reporting company, we were not required to have our independent auditors report on our internal controls for the year ended December 31, 2016.

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

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our company headquarters is located at 14 Wall Street, 15th Floor, New York, NY 10005, with other U.S. offices in Fort Atkinson, Wisconsin, for our RateWatch business, and Petaluma, California and Washington D.C., where The Deal has offices. Outside the U.S., we have offices in London, England and Chennai, India where our BoardEx business operates. We lease each of these facilities and do not own any real property. We believe these facilities are adequate for their intended use.

Item 3. Legal Proceedings.

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

Item 4. Mine Safety Disclosures.

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

	Low	High
2015
First quarter	$1.75	$2.30
Second quarter	$1.72	$1.97
Third quarter	$1.59	$1.92
Fourth quarter	$1.44	$1.73
2016
First quarter	$0.86	$1.49
Second quarter	$1.05	$1.25
Third quarter	$1.10	$1.24
Fourth quarter	$0.84	$1.14

On March 15, 2017, the last reported sale price for our Common Stock was $.69 per share.

Holders

On March 15, 2017, there were 179 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but who held our Common Stock in nominee or “street name” accounts through brokers and other nominees.

Dividends

During the year ended December 31, 2016, we did not declare or pay any cash dividends on our Common Stock or Series B Preferred Stock. For each of the four quarters in the year ended December 31, 2015, the Company paid a quarterly cash dividend of $0.025 per share of its Common Stock and its Series B Preferred Stock on a converted common share basis. For the year ended December 31, 2015, the dividend payments totaled approximately $3.9 million.

We do not expect to declare and pay dividends in the foreseeable future. The declaration, amount and payment of any future dividends will be at the sole discretion of our board of directors. When determining whether to declare a dividend in the future, our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as our board of directors may deem relevant. The Certificate of Designations for the Series B Preferred Stock currently prohibits the Company from paying cash dividends in excess of $0.10 per share per annum without the prior approval of the holder of the Series B Preferred Stock.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the year ended December 31, 2016.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2016.

Equity Compensation Plan Information

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate management to select. Only employees of the Company are eligible to receive incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five to seven years. The following table sets forth certain information, as of December 31, 2016, concerning shares of Common Stock authorized for issuance under the 2007 Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,643,366	$1.21	1,269,753	*
Equity compensation plans not approved by security holders**	3,975,360	$1.45	-

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

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements, which are not included herein. Our historical results are not necessarily indicative of our future results.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)

Statement of Operations Data: (1)
Revenue:
Business to business	$29,324	$28,992	$20,843	$18,867	$11,554
Business to consumer	34,176	38,664	40,210	35,583	39,167
Total revenue	63,500	67,656	61,053	54,450	50,721
Operating expense:
Cost of services	32,441	33,616	31,731	27,432	24,886
Sales and marketing	15,697	16,191	15,600	14,453	13,396
General and administrative	16,157	15,000	13,947	12,219	13,638
Depreciation and amortization	5,682	4,309	3,179	3,769	5,512
Impairment of Goodwill	11,583	—	—	—	—
Change in Fair Value of Contingent Consideration	(1,808)	—	—	—	—
Restructuring and other charges	960	(1,221)	—	386	6,590
Loss (gain) on disposition of assets	—	—	—	187	(233)
Total operating expense	80,712	67,895	64,457	58,446	63,789
Operating loss	(17,212)	(239)	(3,404)	(3,996)	(13,068)
Net interest (expense) income	(34)	(123)	89	210	353
Net loss before income taxes	(17,246)	(362)	(3,315)	(3,786)	(12,715)
Provision for income taxes	269	1,181	475	—	—
Net loss	(17,515)	(1,543)	(3,790)	(3,786)	(12,715)
Preferred stock cash dividends	—	386	386	—	193
Net loss attributable to common stockholders	$(17,515)	$(1,929)	$(4,176)	$(3,786)	$(12,908)
Cash dividends declared and paid on common shares	$—	$3,539	$3,477	$—	$1,636
Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.50)	$(0.06)	$(0.12)	$(0.11)	$(0.39)
Weighted average basic and diluted shares outstanding	35,236	34,839	34,371	33,725	32,710

Cash dividends declared and paid per common share	$—	$0.10	$0.10	$—	$0.05

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data (1):
Cash and cash equivalents, current and noncurrent marketable securities, current and noncurrent restricted cash	$23,421	$30,697	$37,329	$59,842	$60,541
Working capital	(2,836)	2,074	5,326	31,208	18,829
Total assets	78,463	102,892	111,932	108,894	111,535
Long-term obligations, less current maturities	5,311	7,267	7,639	4,959	4,629
Total stockholders’ equity	42,049	61,994	67,870	74,163	75,458

(1)	Business acquisitions are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions for the periods indicated above consist of: BoardEx in October 2014; The DealFlow Report, The Life Settlements Report and the PrivateRaise database in April 2013; and The Deal, LLC in September 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. You should carefully read “Special Note Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the "Risk Factors" disclosure in Item 1A above for additional discussion of such risks.

Overview

TheStreet, Inc. is a leading financial news and information provider. Our business-to-business (“B2B”) and business-to-consumer (“B2C”) content and products provide individual and institutional investors, advisors and dealmakers with actionable information from the worlds of finance and business.

Our business strategy for 2017 is centered on accelerating our growth by successfully implementing initiatives that were put in place in 2016.

2016 Highlights

•	Recruited and hired a new and experienced management team;

•	including our President and Chief Executive Officer, David Callaway;
•	established one unified newsroom across all business units;
•	identified and optimized synergies between our products in order to add scale to our data, technology and commercial capabilities;

•	continued to expand our content distribution channels to broaden our customer base and enhance the user experience;
•	identified new and growing revenue streams and provided support and resources necessary to maximize them (events, native advertising and custom content); and
•	increased the Board of Directors to seven members, with five independent directors.

Primary Source of Revenues

Most of our revenues are derived from subscription fees charged to our institutional and retail customers. This revenue is primarily a function of the number of customers that subscribe to our services and is generally driven by our ability to distribute quality news and data to our customers across multiple technology channels. For the year ended December 31, 2016, subscription revenue accounted for 78% of our total revenue compared to 80% of our total revenue in 2015.

We also generate revenue from advertising primarily on our flagship website, TheStreet.com. Advertising revenue is primarily a function of the volume of traffic on our website and mobile aps which is driven by the quality and theme of our content. For the year ended December 31, 2016, advertising revenue accounted for 16% of our total revenue compared to 15% in 2015.

B2B

Our B2B business derives revenue primarily from subscription products which provide access to director and officer profiles, relationship capital management services, bank rate data and transactional information pertaining to the mergers and acquisitions environment. Our B2B business also generates revenue from sponsored events/conferences and information services.

The Deal delivers sophisticated news and analysis on changes in corporate control including merges and acquisitions, private equity, corporate activism and restructuring. BoardEx is an institutional relationship capital management database and platform which holds in-depth profiles of almost one million of the world's most important business leaders. Our third B2B business product, RateWatch, publishes bank rate market information including competitive deposit, loan and fee rate data.

For the year ended December 31, 2016, our B2B businesses generated approximately 46% of our total revenue compared to approximately 43% in 2015.

B2C

Our B2C business primarily generates revenue from premium subscription products and advertising.

Our B2C business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products, such as RealMoney, RealMoney Pro and Actions Alerts PLUS that target varying segments of the retail investing public.

For the year ended December 31, 2016, our B2C business generated approximately 54% of our total revenue compared to approximately 57% in 2015.

Primary Expenses

Cost of Services — Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Sales and marketing — Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Advertising and Marketing — Advertising and marketing expense consists primarily of electronic media, print and other advertising costs, as well as costs associated with our brand campaign and product promotion.

General and Administrative — General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

Results of Operations

The following tables present our results of operations for the fiscal years ended December 31, 2016 and 2015. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Revenue

	For the Year Ended December 31,
Revenue:	2016	Percent of Total Revenue	2015	Percent of Total Revenue	Percent Change
The Deal / BoardEx	$22,130,695	35%	$21,716,721	32%	2%
RateWatch	7,192,706	11%	7,275,399	11%	-1%
Total business to business	29,323,401	46%	28,992,120	43%	1%
Business to consumer	34,176,130	54%	38,663,780	57%	-12%
Total revenue	$63,499,531	100%	$67,655,900	100%	-6%

Total business to business revenue increased by approximately $331 thousand, or 1%, in 2016 compared to 2015.

Revenue attributable to The Deal / BoardEx segment increased by approximately $414 thousand, or 2%, in 2016 as compared to 2015. This increase in revenue was primarily the result of an increase in the number of events held by The Deal in 2016, which generated revenue of approximately $1.1 million, an increase of $600 thousand compared to the events held by the Deal in 2015. The Company plans on further expansion of its event business during 2017. Advertising revenue decreased by approximately $155 thousand in 2016 as compared to 2015. Subscription revenue from both our The Deal and BoardEx products experienced a de minimis increase in 2016 as compared to 2015, however, subscription revenue attributable to BoardEx in 2016 was offset by the impact of foreign currency.

Revenue from our RateWatch subsidiary decreased by approximately $83 thousand, or 1%, in 2016 as compared to 2015. RateWatch subscription revenue decreased by approximately $345 thousand, or 5%, attributable to a 5% decrease in the weighted-average number of subscriptions. This decline was partially offset by a $263 thousand, or 30% increase in one-time reports sold by RateWatch.

Business to consumer revenue decreased by approximately $4.5 million, or 12%, in 2016 as compared to 2015. This decrease was primarily related to an approximate $4.2 million, or 16%, decline in revenue related to premium subscription products resulting from a 14% decrease in the weighted-average number of subscriptions combined with a 2% decrease in the average revenue recognized per subscription. Additionally, we experienced a decline in co-registration revenue of approximately $326 thousand. Advertising revenue generated by our business to consumer segment increased $29 thousand to $10.1 million in 2016.

Operating Expenses

Cost of Services

	For the Year Ended December 31,
Cost of services:	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$11,168,977	50%	$11,418,639	53%	-2%
RateWatch	1,992,218	28%	2,088,506	29%	-5%
Total business to business	13,161,195	45%	13,507,145	47%	-3%
Business to consumer	19,279,403	56%	20,108,722	52%	-4%
Total cost of services	$32,440,598	51%	$33,615,867	50%	-3%

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $250 thousand, or 2%, in 2016 as compared to 2015. This decrease was primarily the result of reduced consulting, hosting, internet access and recruiting costs, the aggregate of which decreased by approximately $429 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $475 thousand primarily the result of lower compensation related and consulting costs. These cost decreases were partially offset by higher compensation and related costs due to the expansion of our data facility in India, event related costs resulting from the expansion of our conference business and outside contributor costs, the aggregate of which increased by $684 thousand.

Cost of service expense attributable to RateWatch decreased by $96 thousand, or 5%, in 2016 as compared to 2015. The decrease was primarily the result of reduced compensation and related and recruiting costs, the aggregate of which decreased by $57 thousand.

Cost of service expense attributable to our business to consumer business decreased by $829 thousand, or 4%, in 2016 as compared to 2015. The decrease was primarily the result of reduced outside contributor costs and revenue share payments made to certain distribution partners, the aggregate of which decreased by $735 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $752 thousand resulting from lower compensation related and consulting costs. These decreases were partially offset by increased compensation and related costs totaling approximately $608 thousand resulting from increased headcount.

Sales and marketing

	For the Year Ended December 31,
Sales and marketing:	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$5,695,790	26%	$5,128,918	24%	11%
RateWatch	1,330,216	18%	1,360,826	19%	-2%
Total business to business	7,026,006	24%	6,489,744	22%	8%
Business to consumer	8,671,059	25%	9,701,005	25%	-11%
Total sales and marketing	$15,697,065	25%	$16,190,749	24%	-3%

Sales and marketing expense attributable to The Deal / BoardEx increased by approximately $567 thousand, or 11%, in 2016 as compared to 2015. The increase was primarily the result of higher compensation and related costs totaling approximately $672 thousand related to increased headcount. This increase was partially offset by reduced consulting fees, which decreased by approximately $146 thousand.

Sales and marketing expense attributable to our RateWatch business decreased by approximately $31 thousand, or 2%, in 2016 as compared to 2015. The decrease was primarily the result of reduced compensation and related costs totaling approximately $49 thousand primarily related to bonus and commission payments.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $1.0 million, or 11%, in 2016 as compared to 2015. The decrease was primarily the result of reduced compensation and related costs resulting from decreased headcount, and lower advertising serving, advertising and promotion and credit card processing costs, the aggregate of which decreased by approximately $1.4 million. These cost savings were partially offset by consulting fees which increased by approximately $218 thousand.

General and administrative.

	For the Year Ended December 31,
General and administrative:	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$7,245,184	33%	$7,037,010	32%	3%
RateWatch	2,605,281	36%	2,583,201	36%	1%
Total business to business	9,850,465	34%	9,620,211	33%	2%
Business to consumer	6,306,686	18%	5,380,228	14%	17%
Total general and administrative	$16,157,151	25%	$15,000,439	22%	8%

General and administrative expense attributable to The Deal / BoardEx business increased by approximately $208 thousand, or 3%, in 2016 as compared to 2015. The increase was primarily the result of an increase of approximately $172 thousand of recruiting fees. Also contributing to the cost increase were higher corporate expense allocations totaling approximately $683 thousand resulting from a provision recorded for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities, combined with increased professional fees. These cost increases were partially offset by lower expenses resulting from more favorable exchange rates due to the strengthening US Dollar, reduced professional, bad debt and internet access fees, the aggregate of which decreased by approximately $598 thousand.

General and administrative expense attributable to our RateWatch business increased by approximately $22 thousand, or 1%, in 2016 as compared to 2015. The increase was primarily the result of moving costs as they relocated to a new facility, as well as higher internet access and recruiting costs, the aggregate of which increased by approximately $118 thousand. These cost increases were partially offset by a reduction in property tax payments, which decreased by approximately $28 thousand. Also contributing to the decline was a reduction in corporate allocations totaling approximately $61 thousand.

General and administrative expense attributable to our business to consumer business increased by approximately $926 thousand, or 17%, in 2016 as compared to 2015. The increase was primarily the result of costs related to an expanded business analytics group designed to provide management with information needed to improve business results, together with an increase in occupancy related costs, the aggregate of which increased by approximately $281 thousand. Also contributing to the increase was an increase in corporate allocations totaling approximately $804 thousand resulting from a provision recorded for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities, combined with increased professional fees.

Depreciation and amortization.

	For the Year Ended December 31,
Depreciation and amortization:	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$3,046,018	14%	$2,698,004	12%	13%
RateWatch	1,568,915	22%	1,114,698	15%	41%
Total business to business	4,614,933	16%	3,812,702	13%	21%
Business to consumer	1,066,630	3%	496,392	1%	115%
Total depreciation and amortization	$5,681,563	9%	$4,309,094	6%	32%

Depreciation and amortization expense increased by approximately $1.4 million, or 32%, in 2016 as compared to 2015. The increase was primarily the result of catch up amortization expense of approximately $1.5 million related to capitalized software and website development projects.

Impairment of goodwill

	For the Year Ended December 31,
Impairment of goodwill	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$11,583,000	52%	$-	0%	N/A
RateWatch	-	0%	-	0%	N/A
Total business to business	11,583,000	40%	-	0%	N/A
Business to consumer	-	0%	-	0%	N/A
Total Impairment of Goodwill	$11,583,000	18%	$-	0%	N/A

During the year ended December 31, 2015, the business was managed as a single segment where subscription and advertising products were sold throughout the Company, financial results were reviewed on a consolidated basis and separate and discrete financial information was not available. During 2016, the Company reassessed the identification of operating segments due to changes in key personnel, including the Chief Operating Decision Maker, and during the fourth quarter of 2016 began to provide separate and discrete segment financial information. As a result of our impairment testing, we recorded an impairment charge of approximately $11.6 million to The Deal / BoardEx reporting unit.

Change in fair value of contingent consideration.

Change in fair value of contingent consideration:	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$(1,807,945)	-8%	$-	N/A	N/A
RateWatch	-	N/A	-	N/A	N/A
Total business to business	(1,807,945)	-6%	-	N/A	N/A
Business to consumer	-	N/A	-	N/A	N/A
Total change in fair value of contingent consideration:	$(1,807,945)	-3%	$-	N/A	N/A

During the three months ended December 31, 2016, the Company reduced its estimate of the acquisition contingent earn-out payable to the former owners of Management Diagnostics Limited (BoardEx) based upon revised 2017 revenue estimates, a resulting in restructuring and other charges credit of approximately $1.8 million.

Restructuring and other charges.

Restructuring and other charges:	2016	Percent of Segment Revenue	2015	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$(86,025)	-0%	$(1,221,224)	-6%	-93%
RateWatch	180,515	3%	-	N/A	N/A
Total business to business	94,490	0%	(1,221,224)	-4%	-108%
Business to consumer	865,196	3%	-	N/A	N/A
Total restructuring and other charges	$959,686	2%	$(1,221,224)	-2%	-179%

In August 2015, we received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, we were no longer obligated to fulfill the original full lease term and we recorded an adjustment to its restructuring reserve totaling approximately $1.2 million. Additionally, we received a lease termination credit of approximately $583 thousand from the landlord when the office space was vacated in August 2016.

During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, continued to and will continue to provide medical coverage for 18 months after the termination date, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.5 million. Additionally, in August 2016 the Company received the lease termination fee from the landlord when The Deal’s office space was vacated resulting in a reduction to restructuring and other charges of approximately $583 thousand.

Net Interest Expense

	For the Year Ended December 31,
	2016	2015	Percent Change
Net interest expense	$34,121	$122,637	-72%

Net interest expense decreased by approximately $89 thousand, or 72%, in 2016 as compared to 2015. The change was the result of higher interest income resulting from increased interest rates combined with reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Year Ended December 31,
	2016	2015	Percent Change
Provision for income taxes	$269,007	$1,181,341	-77%

Income tax expense for the year ended December 31, 2016 was approximately $269 thousand, as compared to approximately $1.2 million for the year ended December 31, 2015, and reflects an effective tax rate of -2% and -327%, respectively. Income tax expense for the years ended December 31, 2016 and 2015 primarily relates to the recognition of $130 thousand and $1.2 million, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $139 thousand and $4 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the year ended December 31, 2016 totaled approximately $17.5 million, or $0.50 per basic and diluted share, as compared to net loss attributable to common stockholders for the year ended December 31, 2015 totaling approximately $1.9 million, or $0.06 per basic and diluted share.

Liquidity and Capital Resources

Our current assets at December 31, 2016 consisted primarily of cash and cash equivalents and accounts receivable. We do not hold inventory. Our current liabilities at December 31, 2016 consisted primarily of deferred revenue, accrued expenses and accounts payable. At December 31, 2016, our current assets were approximately $28.3 million, 9% less than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of December 31, 2016, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $23.4 million, representing 30% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$21,371,122	$28,445,416
Noncurrent marketable securities	1,550,000	1,590,000
Current and noncurrent restricted cash	500,000	661,250
Total cash and cash equivalents, noncurrent marketable securities and current and noncurrent restricted cash	$23,421,122	$30,696,666

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash used in operating activities totaled approximately $2.8 million for the year ended December 31, 2016, as compared to net cash provided by operating activities totaling approximately $891 thousand for the year ended December 31, 2015. The reduction in net operating cash was primarily the result of an increase in our net loss combined with the change in the fair value of contingent consideration related to our 2014 acquisition of BoardEx, and the change in the balance of deferred revenue. These declines were partially offset by the change in the balances of other liabilities, accrued expenses and other receivables, and an increase in noncash expenses in 2016 as compared to 2015.

Net cash used in investing activities totaled approximately $3.5 million for the year ended December 31, 2016, as compared to net cash used in investing activities totaling approximately $670 thousand for the year ended December 31, 2015. The increase in cash used in investing activities was primarily the result of the maturity of a marketable security during the three months ended March 31, 2015.

Net cash used in financing activities totaled approximately $167 thousand for the year ended December 31, 2016, as compared to cash used in financing activities totaling approximately $4.1 million for the year ended December 31, 2015. The decrease in net cash used in financing activities was primarily the result of the suspension of cash dividend payments by the Company.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through December 31, 2017, in respect of the contractual obligations set forth below under “Commitments and Contingencies.”

As of December 31, 2016 we had approximately $160 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program, or the Program, under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the year ended December 31, 2016 and 2015, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2016, the Company had withheld an aggregate of 1,850,665 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions.

Commitments and Contingencies

We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through December 31, 2017, primarily related to operating leases for office space, which expire at various dates through January, 2026. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.1 million for each of the years ended December 31, 2016 and 2015. Additionally, we have agreements with certain of our employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2016, total future minimum cash payments are as follows:

Payments Due by Year
Contractual obligations:	Total	2017	2018	2019	2020	2021	After 2021
Operating leases	$9,901,098	$2,548,668	$2,382,038	$1,996,904	$1,987,382	$186,294	$799,812
Employment agreement	2,500,000	2,500,000	—	—	—	—	—
Outside contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$12,538,598	$5,186,168	$2,382,038	$1,996,904	$1,987,382	$186,294	$799,812

See Note 10 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

General

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

Revenue Recognition

We generate our revenue primarily from subscription fees charges to our institutional and retail customers and advertising revenue primarily from our flagship website, TheStreet.com.

Subscription revenue is comprised of subscriptions and license fees for access to securities investment information, stock market commentary, rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the years ended December 31, 2016 or 2015.

Advertising revenue is primarily comprised of fees charged for the placement of advertising on our flagship website, TheStreet.com. Advertising revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Website Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification, Intangibles – Goodwill and Other, or ASC 350. In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2016 and 2015, we capitalized software development costs totaling approximately $613 thousand and $486 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2016 and 2015, we capitalized Website development costs totaling approximately $1.2 million and $1.8 million, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $2.0 million and $1.0 million, for the years ended December 31, 2016 and 2015, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests as of October 1 each year. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied fair value, resulting in an impairment charge for this excess.

During the year ended December 31, 2015, the business was managed as Single segment and single reporting unit where subscription and advertising products were sold throughout the Company, financial results were reviewed on a consolidated basis and separate and discrete financial information was not available. During 2016, the Company reassessed the identification of operating segments due to changes in key personnel, including the Chief Operating Decision Maker, and during the fourth quarter of 2016 began to provide separate and discrete segment financial information. We currently regard our Company to operate in three distinct operating segments: The Deal / BoardEx, RateWatch and Business to Consumer. These operating segments also represent the Company’s reporting units.

The Company tests goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated fair value of each of our reporting units using a market approach for the valuation of our Common Stock, based upon actual prices of the Company’s Common Stock, and the income approach for the estimated fair value of the Company’s outstanding Preferred Shares. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow methodology.  If step one resulted in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

As discussed below, we also used a discounted cash flow methodology, or DCF. Our use of a DCF methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our DCF methodology involve many assumptions by management that are based upon future growth projections.

In conducting our 2016 annual goodwill impairment test with the assistance of our independent appraisal firm, we first used the market approach for the valuation of our Common Stock and the income approach for our Preferred Shares. We then confirmed the reasonableness of the outcome of these two tests by performing an income approach using the DCF. As a result we determined that the Company’s business Fair Value (common equity plus preferred equity) to be $66.0 million as of the valuation date.

Using the market approach, we first calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the valuation date, as shown in the following table:

Average Stock Price – October 1, 2016
Low stock price	$1.10
High stock price	$1.13
Average stock price	$1.115

We multiplied the average stock price of $1.115 by the 35,254,962 Common Shares outstanding, indicating a common equity value of $39.3 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We reviewed the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. Although the data indicated a wide range of market participant acquisition premiums, we selected 20% as an appropriate market participant acquisition premium. Applying this premium of 20% resulted in a value of the common equity on a controlling basis of $47.2 million.

We then used the income approach to value our Preferred Shares, which have a liquidation value of $55.0 million. We computed the fair value of the Preferred Stock to be $23.7 million. The fair value of our outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to our Preferred Stock, we also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on our board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions), and any increases in the per-share amount of dividends payable to the holders of the Common Stock.

We then added the $23.7 million fair value of the Preferred Stock with the $47.2 million value of the Common Stock which resulted in an Fair Value of $70.9 million on a controlling basis.

The Company then performed an income approach using the DCF to confirm the reasonableness of the $70.9 million Fair Value, which resulted in an indicated value of $60.8 million.

We then concluded the Fair Value analysis for the Company on an aggregated basis by taking the average of the $70.9 million Fair Value derived from the first test and the $60.8 million value derived from the second test, resulting in an Fair Value for the Company of $66.0 million. Once we determined the Fair Value of the Company, the Fair Value of each of the three reporting units was based on the proportion of each reporting unit’s indicated Fair Value to the indicated Fair Value of the Company.

As the Company switched from one to three reporting units during the fourth quarter of 2016, we allocated the Company’s $41.4 million of goodwill to the three reporting units in proportion to the reporting units’ relative business Fair Values as of October 1, 2016 resulting in goodwill for The Deal / BoardEx, RateWatch and Business to Consumer reporting units totaling approximately $14.1 million, $5.8 million and $21.5 million, respectively.

Based on our analysis, we concluded that The Deal / BoardEx reporting unit goodwill was impaired as of the valuation date, while the RateWatch and Business to Consumer reporting units’ were not impaired by approximately 16% and 33%, respectively.

During the fourth quarter of 2016, the Company’s stock price declined from an average price of $1.115 on the valuation date to $0.855 as of December 31, 2016. This triggering event resulted in the Company performing a second impairment review as of December 31, 2016. We calculated the common equity value using the midpoint of the Company’s high and low common stock prices on December 31, 2016, as shown in the following table:

Average Stock Price – December 31, 2016
Low stock price	$0.83
High stock price	$0.88
Average stock price	$0.855

We multiplied the average stock price of $0.855 by the 35,421,217 common shares outstanding, indicating a common equity value of $30.3 million on a non-controlling basis. We then applied the same premium of 20% resulting in a value of the common equity on a controlling basis of $36.3 million, and the same fair value of the Preferred Stock of $23.7 million resulting in an Fair Value of $60.0 million on a controlling basis as of December 31, 2016. Once we determined the Fair Value of the Company, the Fair Value of each of the three reporting units was based on the proportion of each reporting unit’s indicated Fair Value to the indicated Fair Value of the Company. Based on this analysis, we concluded that The Deal / BoardEx reporting unit goodwill was impaired as of December 31, 2016, while the RateWatch and Business to Consumer reporting units’ were not impaired by approximately 26% and 21%, respectively.

As a result of our impairment testing, we recorded an impairment charge of approximately $11.6 million for The Deal / BoardEx reporting unit.

In conducting our 2016 annual indefinite lived intangible asset impairment test, we determined its fair value using the relief-from-royalty method. The application of the relief-from-royalty method requires the estimation of future income and the conversion of that income into an estimate of value. Future income related to a trade name is measured in terms of the savings that a company realizes by owning the indefinite lived trade name, thereby avoiding royalty payments to use the trade name in the absence of ownership. To calculate the royalty savings, we estimate (i) future revenue attributable to the RateWatch trade name; (ii) a royalty rate that a hypothetical licensee would be willing to pay for its use; and (iii) a discount rate to reduce future after-tax royalty savings to present value. We selected an appropriate royalty rate by searching various transaction databases for publicly disclosed transactions to license similar assets between service businesses, with a focus on companies that operate in industries similar to RateWatch. Based upon the analysis, we concluded that the book value of the indefinite lived trade name was not impaired as of the October 1, 2016 valuation date by approximately 29%.

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

As of December 31, 2016, our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. As of December 31, 2016 and 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.6 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of December 31, 2016 and 2015, the Company has a total of approximately $500 thousand and $661 thousand, respectively, of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

During 2008, we made an investment in Debtfolio, Inc. (“Debtfolio”), doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, we incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of our investment was written down to fair value based upon an estimate of the market value of our equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. During the three months ended June 30, 2010, we determined it was necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon its consideration of Debtfolio’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio repurchased our ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of approximately $555 thousand payable on October 31, 2014. On October 28, 2014, a revised subordinated promissory note with revised repayment terms was agreed to which required cash payments totaling $255 thousand during 2014, and eight quarterly installments of approximately $48 thousand plus 5% simple interest during 2015 and 2016. As of December 31, 2016, all required payments have been received and the promissory note has been paid in full.

See Note 4 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of our cash.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2016 and 2015 was approximately $1.6 million (inclusive if $105 thousand of noncash compensation expense charged to restructuring and other charges) and $1.6 million, respectively. As of December 31, 2016, there was approximately $1.9 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.8 years.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2016 and 2015 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for stock-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2016 and 2015 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2016 and 2015 was $0.37 and $0.39, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2016	2015
Expected option lives	4.5 years	3.0 years
Expected volatility	34.87%	35.45%
Risk-free interest rate	1.12%	0.97%
Expected dividends	0.00%	4.59%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2016 and 2015 was $1.30 and $2.19, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2016 would have caused an increase of approximately $20,000. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2016 would have caused an increase of approximately $98,000. Because options are expensed over three to four years from the date of grant, the foregoing estimated increases include potential expense for options granted during prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2016 and 2015, we maintain a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be recorded.  Interest costs related to unrecognized tax benefits would be classified within “Net interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expense.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2016 or 2015.

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

We file income tax returns in the United States (federal), and in various state and local jurisdictions, as well as in the United Kingdom and India.  In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013, and are not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

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

For the years ended December 31, 2016 and 2015, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2016 and 2015, no single customer accounted for more than 10% of our gross accounts receivable balance.

Recent Accounting Pronouncements

See Note 1 in Notes to Consolidated Financial Statements for recent accounting pronouncements impacting the Company, which is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third party institutions will retain acceptable credit ratings or investment practices.

Following our acquisition of BoardEx, we have greater exposure to fluctuations in foreign currency exchange rates, in particular with respect to the British pound. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in exchange rates. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results and harm our business. Because we conduct a growing portion of our business outside the U.S. but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. dollar strengthens relative to the British pound, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to the British pound would increase our non-U.S. revenue and operating results when translated into U.S. dollars. We do not engage in currency hedging or have any positions in derivative instruments to hedge our currency risk.

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $990 thousand reduction to 2016 revenue, with an offsetting reduction to 2016 operating expenses of $680 thousand, and a decrease in the value of the Company’s assets and liabilities of approximately $2.5 million and $487 thousand, respectively.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in Item 15 of this Report.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2016.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

·	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This Annual Report does not include a report of our independent registered public accounting firm regarding our internal control over financial reporting because we are a smaller reporting company and not subject to that requirement.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, or the Proxy Statement.

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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: March 20, 2017	By:	/s/ David Callaway
	Name:	David Callaway
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Callaway	Chief Executive Officer and Director (principal executive officer)	March 20, 2017
(David Callaway)

/s/ Eric Lundberg	Chief Financial Officer (principal financial and accounting officer)	March 20, 2017
(Eric Lundberg)

/s/ Lawrence S. Kramer	Director	March 20, 2017
(Lawrence S. Kramer)

/s/ James J. Cramer	Director	March 20, 2017
(James J. Cramer)

/s/ Bowers W. Espy	Director	March 20, 2017
(Bowers W. Espy)

/s/ Sarah Fay	Director	March 20, 2017
(Sarah Fay)

/s/ Stephen R. Zacharias	Director	March 20, 2017
(Stephen R. Zacharias)

/s/ Betsy Morgan	Director	March 20, 2017
(Betsy Morgan)

THESTREET, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TheStreet, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TheStreet, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
New York, New York
March 20, 2017

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
assets
Current Assets:
Cash and cash equivalents	$21,371,122	$28,445,416
Accounts receivable, net of allowance for doubtful accounts of $316,204 as of December 31, 2016 and $357,417 as of December 31, 2015	5,119,959	5,102,464
Other receivables	358,266	790,148
Prepaid expenses and other current assets	1,416,956	1,205,708
Restricted cash	-	161,250
Total current assets	28,266,303	35,704,986
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,682,286 as of December 31, 2016 and $4,804,411 as of December 31, 2015	3,550,007	2,773,737
Marketable securities	1,550,000	1,590,000
Other assets	285,843	329,885
Goodwill	29,183,141	43,318,670
Other intangibles, net of accumulated amortization of $20,134,178 as of December 31, 2016 and $15,674,328 as of December 31, 2015	15,127,818	18,674,376
Restricted cash	500,000	500,000
Total assets	$78,463,112	$102,891,654

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,526,034	$2,494,341
Accrued expenses	5,115,558	5,161,981
Deferred revenue	22,476,962	24,738,780
Other current liabilities	983,799	1,235,551
Total current liabilities	31,102,353	33,630,653
Noncurrent Liabilities:
Deferred tax liability	2,036,487	1,906,295
Other liabilities	3,274,816	5,360,467
Total liabilities	36,413,656	40,897,415

Stockholders’ Equity:
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2016 and December 31, 2015; the aggregate liquidation preference as of December 31, 2016 and December 31, 2015 totals $55,000,000	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 42,936,906 shares issued and 35,421,217 shares outstanding as of December 31, 2016, and 42,458,779 shares issued and 35,123,132 shares outstanding as of December 31, 2015	429,369	424,588
Additional paid-in capital	271,143,445	269,524,415
Accumulated other comprehensive loss	(5,898,305)	(1,999,026)
Treasury stock at cost 7,515,689 shares as of December 31, 2016 and 7,335,647 shares as of December 31, 2015	(13,211,141)	(13,056,541)
Accumulated deficit	(210,413,967)	(192,899,252)
Total stockholders’ equity	42,049,456	61,994,239
Total liabilities and stockholders’ equity	$78,463,112	$102,891,654

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015
Revenue:
Business to business	$29,323,401	$28,992,120
Business to consumer	34,176,130	38,663,780
Total revenue	63,499,531	67,655,900
Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	32,440,598	33,615,867
Sales and marketing	15,697,065	16,190,749
General and administrative	16,157,151	15,000,439
Depreciation and amortization	5,681,563	4,309,094
Impairment of Goodwill	11,583,000	—
Change in fair value of contingent consideration	(1,807,945)	—
Restructuring and other charges	959,686	(1,221,224)
Total operating expense	80,711,118	67,894,925
Operating loss	(17,211,587)	(239,025)
Net interest expense	(34,121)	(122,637)
Net loss before income taxes	(17,245,708)	(361,662)
Provision for income taxes	269,007	1,181,341
Net loss	(17,514,715)	(1,543,003)
Preferred stock cash dividends	—	385,696
Net loss attributable to common stockholders	$(17,514,715)	$(1,928,699)

Basic and diluted net loss per share attributable to common stockholders	$(0.50)	$(0.06)

Cash dividends declared and paid per common share	$—	$0.10

Weighted average basic and diluted shares outstanding	35,236,113	34,839,233

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

F-4

THESTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2016	2015
Net loss	$(17,514,715)	$(1,543,003)
Foreign currency translation loss	(3,859,279)	(1,797,794)
Unrealized (loss) gain on marketable securities	(40,000)	26,244
Comprehensive loss	$(21,413,994)	$(3,314,553)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Series B Preferred Stock			Accumulated Other	Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2014	41,967,369	$419,674	5,500	$55	$271,943,049	$(227,476)	(7,239,728)	$(12,908,943)	$(191,356,249)	$67,870,110
Unrealized gain on marketable securities	-	-	-	-	-	26,244	-	-	-	26,244
Foreign currency translation loss	-	-	-	-	-	(1,797,794)	-	-	-	(1,797,794)
Exercise and issuance of equity grants	491,410	4,914	-	-	(4,075)	-	(95,919)	(147,598)	-	(146,759)
Stock-based consideration for services	-	-	-	-	1,570,142	-	-	-	-	1,570,142
Common stock cash dividends	-	-	-	-	(3,599,005)	-	-	-	-	(3,599,005)
Preferred stock cash dividends	-	-	-	-	(385,696)	-	-	-	-	(385,696)
Net loss	-	-	-	-	-	-	-	-	(1,543,003)	(1,543,003)
Balance at December 31, 2015	42,458,779	424,588	5,500	55	269,524,415	(1,999,026)	(7,335,647)	(13,056,541)	(192,899,252)	61,994,239
Unrealized gain on marketable securities	-	-	-	-	-	(40,000)	-	-	-	(40,000)
Foreign currency translation loss	-	-	-	-	-	(3,859,279)	-	-	-	(3,859,279)
Exercise and issuance of equity grants	478,127	4,781	-	-	(4,781)	-	(180,042)	(154,600)	-	(154,600)
Stock-based consideration for services	-	-	-	-	1,623,811	-	-	-	-	1,623,811
Net loss	-	-	-	-	-	-	-	-	(17,514,715)	(17,514,715)
Balance at December 31, 2016	42,936,906	$429,369	5,500	$55	$271,143,445	$(5,898,305)	(7,515,689)	$(13,211,141)	$(210,413,967)	$42,049,456

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(17,514,715)	$(1,543,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,518,698	1,570,142
Provision for doubtful accounts	54,625	280,383
Depreciation and amortization	5,681,563	4,309,094
Impairment of Goodwill	11,583,000	—
Deferred tax	130,192	1,177,396
Change in fair value of contingent consideration	(1,807,945)	—
Restructuring and other charges	105,113	—
Deferred rent	(678,064)	(120,400)
Changes in operating assets and liabilities:
Accounts receivable	(226,980)	(304,156)
Other receivables	421,843	(242,563)
Prepaid expenses and other current assets	(231,310)	(223,375)
Other assets	26,271	(66,556)
Accounts payable	41,541	22,452
Accrued expenses	67,540	(1,146,629)
Deferred revenue	(1,916,494)	(1,109,538)
Other current liabilities	(138,187)	(311,049)
Other liabilities	125,264	(1,401,639)
Net cash (used in) provided by operating activities	(2,758,045)	890,559
Cash Flows from Investing Activities:
Sale and maturity of marketable securities	-	2,005,484
Purchase of Management Diagnostics Limited	-	50,494
Capital expenditures	(3,676,051)	(3,365,509)
Restricted cash	161,250	639,750
Net cash used in investing activities	(3,514,801)	(669,781)
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(12,762)	(3,539,477)
Cash dividends paid on preferred stock	-	(385,696)
Proceeds from the exercise of stock options	-	839
Shares withheld on RSU vesting to pay for withholding taxes	(154,600)	(147,598)
Net cash used in financing activities	(167,362)	(4,071,932)
Effect of exchange rate changes on cash and cash equivalents	(634,086)	(162,439)
Net decrease in cash and cash equivalents	(7,074,294)	(4,013,593)
Cash and cash equivalents, beginning of period	28,445,416	32,459,009
Cash and cash equivalents, end of period	$21,371,122	$28,445,416
Supplemental disclosures of cash flow information:
Cash payments made for taxes	$159,477	$223,110

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(1) Organization, Nature of Business and Summary of Operations and Significant Accounting Policies

Organization and Nature of Business

TheStreet, Inc. together with its wholly owned subsidiaries (“TheStreet”, “we”, “us” or the “Company”), is a leading financial news and information provider. Our business-to-business (“B2B”) and business-to-consumer (“B2C”) content and products provide individual and institutional investors, advisors and dealmakers with actionable information from the worlds of finance and business.

Our B2B business products have helped diversify our business from primarily serving retail investors to also providing an indispensable source of business intelligence for both high net worth individuals and executives in the top firms in the world. The Deal delivers sophisticated news and analysis on changes in corporate control including mergers and acquisitions, private equity, corporate activism and restructuring. BoardEx is an institutional relationship capital management database and platform which holds in-depth profiles of almost 1 million of the world's most important business leaders. Our third B2B business product, RateWatch, publishes bank rate market information including competitive deposit, loan and fee rate data. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

Our B2C business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products, such as RealMoney, RealMoney Pro and Actions Alerts PLUS, that target varying segments of the retail investing public. Our B2C business primarily generates revenue from subscription products and advertising revenue.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

•	useful lives of intangible assets,
•	useful lives of property and equipment,
•	the carrying value of goodwill, intangible assets and marketable securities,
•	allowances for doubtful accounts and deferred tax assets,
•	accrued expense estimates,
•	reserves for estimated tax liabilities,
•	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees,
•	restructuring charges, and
•	the calculation of a contingent earn-out payment from the acquisition of Management Diagnostics Limited.

Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of TheStreet, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

We report revenue in two categories: business to business and business to consumer. Business to business revenue is primarily comprised of subscriptions that provide access to director and officer profiles, relationship capital management services, bank rate data and transactional information pertaining to the mergers and acquisitions environment as well as events/conferences, information services and other miscellaneous revenue. Business to consumer revenue is primarily comprised of subscriptions that provide access to securities investment information and stock market commentary, advertising and sponsorships and other miscellaneous revenue.

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

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our business to consumer products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the years ended December 31, 2016 and 2015.

Advertising revenue is comprised of fees charged for the placement of advertising and sponsorships, primarily within TheStreet.com, for which revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2016, the Company has a total of approximately $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

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

Capitalized Software and Website Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2016 and 2015, the Company capitalized software development costs totaling approximately $613 thousand and $486 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2016 and 2015, the Company capitalized Website development costs totaling approximately $1.2 million and $1.8 million, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $1.8 million and $1.0 million, for the years ended December 31, 2016 and 2015, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests as of October 1 each year. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied fair value, resulting in an impairment charge for this excess.

During the year ended December 31, 2015, the business was managed as a single segment where subscription and advertising products were sold throughout the Company, financial results were reviewed on a consolidated basis and separate and discrete financial information was not available. During 2016, the Company reassessed the identification of operating segments due to changes in key personnel, including the Chief Operating Decision Maker, and during the fourth quarter of 2016 began to provide separate and discrete segment financial information. We currently regard our Company to operate in three distinct operating segments: The Deal / BoardEx, RateWatch and Business to Consumer. These operating segments also represent the Company’s reporting units. Prior periods have been adjusted to reflect the change in operating segments.

The Company tests goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated fair value of each of our reporting units using a market approach for the valuation of our Common Stock, based upon actual prices of the Company’s Common Stock, and the income approach for the estimated fair value of the Company’s outstanding Preferred Shares. The Company also performed an income approach to confirm the reasonableness of these result by using the discounted cash flow methodology.  If step one resulted in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

Our use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. During 2016, the Company elected not to apply the qualitative assessment under this guidance and continued to apply the quantitative assessment in its evaluating of goodwill for impairment.

Based upon the annual impairment test performed as of October 1, 2016, we concluded that The Deal / BoardEx reporting unit goodwill was impaired while the RateWatch and Business to Consumer reporting units’ were not impaired by approximately 16% and 33%, respectively. During the fourth quarter of 2016, the Company’s stock price declined from an average price of $1.115 on the valuation date to $0.855 as of December 31, 2016. This triggering event resulted in the Company performing a second impairment review as of December 31, 2016. Based on this analysis, we also concluded that The Deal / BoardEx reporting unit goodwill was impaired as of December 31, 2016, while the RateWatch and Business to Consumer reporting units’ were not impaired by approximately 26% and 21%, respectively.

As a result of our impairment testing, we recorded an impairment charge of approximately $11.6 million to The Deal / BoardEx reporting unit.

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

In conducting our 2016 annual indefinite lived intangible asset impairment test with the assistance of our independent appraisal firm, we determined its fair value using the relief-from-royalty method. The application of the relief-from-royalty method requires the estimation of future income and the conversion of that income into an estimate of value. Future income related to a trade name is measured in terms of the savings that a company realizes by owning the indefinite lived trade name, thereby avoiding royalty payments to use the trade name in the absence of ownership. To calculate the royalty savings, we estimate (i) future revenue attributable to the RateWatch trade name; (ii) a royalty rate that a hypothetical licensee would be willing to pay for its use; and (iii) a discount rate to reduce future after-tax royalty savings to present value. We selected an appropriate royalty rate by searching various transaction databases for publicly disclosed transactions to license similar assets between service businesses, with a focus on companies that operate in industries similar to RateWatch. Based upon the analysis, we concluded that the book value of the indefinite lived trade name was not impaired as of the October 1, 2016 valuation date as the fair value exceeded its book value by approximately 29%.

Based upon the annual impairment test performed in 2015, the Company concluded that the book value of its indefinite lived trade name was not impaired as the fair value exceeded its book value by approximately 129%.

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

Management does not believe that there was any impairment of long-lived assets as of December 31, 2016 and 2015.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. As of December 31, 2016 and 2015, we maintain a full valuation allowance against our deferred tax assets due to our history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expense.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2016 or 2015.

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

The Company files income tax returns in the United States (federal), and in various state and local jurisdictions, as well as in the United Kingdom and India.  In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013, and is not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2016, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the years ended December 31, 2016 and 2015, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2016 and 2015, no single customer accounted for more than 10% of our gross accounts receivable balance.

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

Foreign Currency

The functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and monthly average rates of exchange for the period for revenue and expense. Translation gains (losses) are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. Gains and losses resulting from currency transactions are included in earnings.

Net Loss Per Share of Common Stock

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the years ended December 31, 2016 and 2015, approximately 708 thousand and 3.1 million, respectively, of unvested restricted stock units, vested and unvested options to purchase Common Stock, were excluded from the calculation, as their effect would result in a lower net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2016 and 2015, advertising expense totaled approximately $2.5 million and $2.6 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2016 and 2015 was approximately $1.6 million (inclusive if $105 thousand of noncash compensation expense charged to restructuring and other charges) and $1.6 million, respectively. As of December 31, 2016, there was approximately $1.9 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.8 years.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2016 and 2015 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2016 and 2015 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2016 and 2015 was $0.37 and $0.39, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2016	2015
Expected option lives	4.5 years	3.0 years
Expected volatility	34.87%	35.45%
Risk-free interest rate	1.12%	0.97%
Expected dividends	0.00%	4.59%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2016 and 2015 was $1.30 and $2.19, respectively.

The Company utilizes the alternative transition method for calculating the tax effects of stock-based compensation. Under the alternative transition method the Company established the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and then determined the subsequent impact on the APIC pool and cash flows of the tax effects of employee stock-based compensation awards that are outstanding.

2007 Performance Incentive Plan

In 2007, the Company adopted the 2007 Plan, whereby executive officers, directors, employees and consultants may be eligible to receive cash or equity-based performance awards based on set performance criteria.

In 2016 and 2015, the Compensation Committee granted short-term cash performance awards, payable to certain officers, upon the Company’s achievement of specified performance goals for such year as defined by the Compensation Committee. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. Potential payout was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $486 thousand and $670 thousand were deemed earned with respect to the years ended December 31, 2016 and 2015, respectively.

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

The Company’s Series B Convertible Preferred Stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2016. Accordingly, the Series B Convertible Preferred Stock is presented as a component of stockholders’ equity.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure.

New Accounting Pronouncements

Accounting Pronouncements Adopted

In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). ASU 2015-01 eliminates the concept of extraordinary items from GAAP but retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands the guidance to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of ASU 2015-01 did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Based upon our revenue streams of subscription and advertising, we do not believe that adoption of ASU 2014-09 will have a significant impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The impact of our pending adoption of this standard is not expected to have a material impact on our consolidated balance sheet.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company does not lease any office equipment and our office space leases are the only leases with a term longer than 12 months, we do not believe that adoption of ASU 2016-02 will have a significant impact on our operating results.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU No. 2016-09"). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The impact of our pending adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  ASU 2016-13 is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  Based upon the level and makeup of our financial receivables, past loss activity and current known activity regarding our outstanding receivables, we do not expect that the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The impact of our pending adoption of the new standard is not expected to have a material impact on our consolidated statement of cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that Instead, under ASU 2017-04, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company plans to adopt this pronouncement in the first quarter of 2017 and we do not expect that the adoption to have a material impact on our consolidated financial statements.

(2) Net Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the years ended December 31, 2016 and 2015, approximately $708 thousand and 3.1 million unvested restricted stock units, and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2016	2015
Basic and diluted net loss per share
Numerator:
Net loss	$17,514,715	$1,543,003
Preferred stock cash dividends	-	385,696
Numerator for basic and diluted earnings per share – Net loss attributable to common stockholders	$17,514,715	$1,928,699

Denominator:
Weighted average basic and diluted shares outstanding	35,236,113	34,839,233

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.50)	$(0.06)

(3) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of December 31, 2016 and 2015, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.6 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of December 31, 2016 and 2015, the Company has a total of approximately $500 thousand and $661 thousand, respectively, of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	As of December 31,
	2016	2015
Cash and cash equivalents	$21,371,122	$28,445,416
Noncurrent marketable securities	1,550,000	1,590,000
Current and noncurrent restricted cash	500,000	661,250
Total cash and cash equivalents, noncurrent marketable securities and current and noncurrent restricted cash	$23,421,122	$30,696,666

(4) Fair Value Measurements

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of December 31, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$21,371,122	$21,371,122	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,550,000	—	—	1,550,000
Contingent earn-out (3)	907,657	—	—	907,657
Total at fair value	$24,328,779	$21,871,122	$—	$2,457,657

	As of December 31, 2015
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$28,445,416	$28,445,416	$—	$—
Restricted cash (1)	661,250	661,250	—	—
Marketable securities (2)	1,590,000	—	—	1,590,000
Contingent earn-out (3)	2,590,339	—	—	2,590,339
Total at fair value	$33,287,005	$29,106,666	$—	$4,180,339

(1)          Cash and cash equivalents and restricted cash, totaling approximately $21.9 million and $29.1 million as of December 31, 2016 and 2015, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)          Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million and $1.6 million as of December 31, 2016 and 2015, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2016, the Company determined there was a decline in the fair value of its ARS investments of $300 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

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

The following table provides a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2014	$1,560,000
Change in fair value of investment	30,000
Balance December 31, 2015	1,590,000
Change in fair value of investment	(40,000)
Balance December 31, 2016	$1,550,000

Contingent Earn-Out
Balance December 31, 2014	$2,602,105
Purchase accounting adjustment	(144,398)
Accretion of net present value	132,632
Balance December 31, 2015	2,590,339
Reduction to estimated earn-out	(1,807,945)
Accretion of net present value	125,263
Balance December 31, 2016	$907,657

(5) Property and Equipment

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

Property and equipment as of December 31, 2016 and 2015 consists of the following:

	As of December 31,
	2016	2015
Computer equipment and software	$2,516,189	$1,823,428
Furniture and fixtures and telephone equipment	2,080,658	2,041,229
Leasehold improvements	4,635,446	3,713,491
	9,232,293	7,578,148
Less accumulated depreciation and amortization	5,682,286	4,804,411
Property and equipment, net	$3,550,007	$2,773,737

Depreciation and amortization expense for the above noted property and equipment was approximately $964 thousand and $1.3 million for the years ended December 31, 2016 and 2015, respectively. The Company does not include depreciation and amortization expense in cost of services, sales and marketing or general and administrative expense.

(6) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

Balance as of December 31, 2014	$44,810,467
Purchase accounting adjustments	(237,772)
Exchange rate impact	(1,254,025)
Balance as of December 31, 2015	43,318,670
Impairment charge	(11,583,000)
Exchange rate impact	(2,552,529)
Balance as of December 31, 2016	$29,183,141

During the year ended December 31, 2015, the business was managed as a single segment where subscription and advertising products were sold throughout the Company, financial results were reviewed on a consolidated basis and separate and discrete financial information was not available. During 2016, the Company reassessed the identification of operating segments due to changes in key personnel, including the Chief Operating Decision Maker, and during the fourth quarter of 2016 began to provide separate and discrete segment financial information. We currently regard our Company to operate in three distinct operating segments: The Deal / BoardEx, RateWatch and Business to Consumer. These operating segments also represent the Company’s reporting units.

	The Deal/ BoardEx	RateWatch	Business to Consumer	Total
Balance as of December 31, 2014				$44,810,467
Purchase accounting adjustments				(237,772)
Exchange rate impact				(1,254,025)
Balance December 31, 2015				43,318,670
Exchange rate impact				(1,897,318)
Balance October 1, 2016	$14,104,120	$5,851,050	$21,466,182	41,421,352
Exchange rate impact	(655,211)	-	-	(655,211)
Impairment charge	(11,583,000)	-	-	(11,583,000)
Balance December 31, 2016	$1,865,909	$5,851,050	$21,466,182	$29,183,141

The Company’s goodwill and intangible assets and related accumulated amortization as of December 31, 2016 and 2015 consist of the following:

	As of December 31,
	2016	2015
Total goodwill	$29,183,141	$43,318,670
Intangible assets not subject to amortization:
Trade name	$720,000	$720,000
Total intangible assets not subject to amortization	720,000	720,000
Intangible assets subject to amortization:
Customer relationships	13,622,590	14,188,406
Software models	1,988,194	1,988,194
Noncompete agreement	130,000	130,000
Product databases	8,608,166	8,863,608
Trade names	719,085	786,878
Capitalized website and software development	9,313,536	7,511,193
Domain names	160,425	160,425
Total intangible assets subject to amortization	34,541,996	33,628,704
Less accumulated amortization	(20,134,178)	(15,674,328)
Net intangible assets subject to amortization	14,407,818	17,954,376
Total intangible assets	$15,127,818	$18,674,376

Intangible assets were established through business acquisitions and internally developed capitalized website and software development costs. Definite-lived intangible assets are amortized on a straight-line basis over a weighted-average period of approximately 9.8 years for customer relationships, 4.7 years for software models, 3.0 years for noncompete agreements, 9.9 years for product databases and 8.7 years for trade names.

Amortization expense totaled approximately $4.7 million and $3.1 million for the years ended December 31, 2016 and 2015, respectively. The estimated amortization expense for the next five years and thereafter is as follows:

For the Years Ended
December 31,	Amount
2017	$3,811,478
2018	2,710,592
2019	1,888,557
2020	1,677,020
2021	1,526,446
Thereafter	2,793,725
Total	$14,407,818

(7) Accrued Expenses

Accrued expenses as of December 31, 2016 and 2015 consist of the following:

	As of December 31,
	2016	2015
Payroll and related costs	$2,261,401	$1,941,665
Professional fees	531,876	728,336
Tax related	531,609	591,827
Business development	440,668	391,854
Data related costs	338,064	331,918
Other liabilities	1,011,940	1,176,381
Total accrued expenses	$5,115,558	$5,161,981

(8) Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10. Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company has determined that it files U.S. Federal, State and Foreign tax returns and has determined that its major tax jurisdictions are the United States, India and the United Kingdom. Tax years through 2016 remain open due to net operating loss carryforwards and are subject to examination by appropriate taxing authorities.

The Company had approximately $160 million and $154 million of federal and state net operating loss carryforwards (“NOL”) as of December 31, 2016 and 2015, respectively. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets. The ability of the Company to utilize its NOL in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986 (“IRC”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income.

Subject to potential Section 382 limitations, the federal losses are available to offset future taxable income through 2036 and expire from 2019 through 2036. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire through 2036. The net operating loss carryforwards as of December 31, 2016 and 2015 include approximately $16 million and $16 million, respectively, related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Upon adoption of ASU 2016-09, all tax effects related to share based payments will be recognized through earnings subject to valuation allowance considerations so we expect that any potential tax benefits from the adoption of ASU 2016-09 would increase our deferred tax asset which would be offset by a valuation allowance.

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

(in thousands)	2016	2015
Current taxes:
U.S. federal	$-	$-
State and local	-	0
Foreign	139	4
Total current tax benefit	$139	$4

Deferred taxes:
U.S. federal	$38	$809
State and local	92	368
Foreign	-	-
Total deferred tax expense	$130	$1,177

Total tax expense	$269	$1,181

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is set forth below:

	For the Years Ended December 31,
	2016	2015
U.S. statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	10.2%	-67.2%
Effect of permanent differences	-0.4%	-35.7%
R&D Credit	0.1%	26.7%
Foreign Tax Rate Differential	-6.3%	-2.9%
Change to valuation allowance	-39.0%	-281.6%
Other	-0.2%	-
Effective income tax rate	-1.6%	-326.6%

The Company has not provided for U.S. federal income and foreign withholding taxes on approximately $1.7 million of undistributed earnings from a non-U.S. subsidiary as of December 31, 2016 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign tax credits may become available under current law to reduce the resulting U.S. income tax liability. However, it is not practicable to determine the amount of the tax and credits. The foreign earnings that the Company may repatriate to the United States in any year is limited to the amount of current year foreign earnings and are not made out of historic undistributed accumulated earnings. The amount of current year foreign earnings that are available for repatriation is determined after consideration of all foreign cash requirements including working capital needs, potential requirements for litigation and regulatory matters, and merger and acquisition activities, among others.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company's net deferred tax assets and liabilities are set forth below:

	As of December 31,
(in thousands)	2016	2015
Deferred tax assets:
Operating loss carryforward	$71,334	$70,426
Windfall tax benefit carryforward	(5,332)	(5,332)
Capital loss carryforward	152	229
Goodwill	3,089	-
Intangible assets	2,339	(329)
Accrued expenses	1,112	1,158
Depreciation	551	884
Other	1,935	1,820
Total deferred tax assets	75,180	68,856

Goodwill	(1,735)	(1,612)
Trademarks	(301)	(294)
Total deferred tax liabilities	(2,036)	(1,906)
Less: valuation allowance	(75,180)	(68,856)
Net deferred tax liability	$(2,036)	$(1,906)

The Company has no uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2016 and 2015.

(9) Stockholders’ Equity

Convertible Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that are immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million. As of December 31, 2016, no Series B Preferred Stock has been converted and the Warrants have expired without any shares having been purchased. The Series B Preferred Stock has not been registered and the Company has not registered the shares of Common Stock issuable upon the conversion of the Series B Preferred Stock.

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

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2016 and 2015, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2016, the Company had withheld an aggregate of 1,850,665 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business. During the year ended December 31, 2015 the Company paid a quarterly cash dividend of $0.025 per share on its Common Stock and its Series B Preferred Stock on a converted common share basis. These dividend payments totaled approximately $3.9 million.

Stock Options

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five to seven years. As of December 31, 2016, there remained approximately 1.3 million shares available for future awards under the 2007 Plan. In connection with awards under both the 2007 Plan and awards issued outside of the Plan as inducement grants to new hires, the Company recorded approximately $1.6 million (inclusive of approximately $105 thousand included in restructuring and other charges) and $1.6 million, of noncash stock-based compensation for the years ended December 31, 2016 and 2015, respectively.

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

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2015	3,391,607	$1.87
Options granted	3,144,358	$1.21
Options exercised	-	$-
Options forfeited	(182,189)	$1.92
Options expired	(453,045)	$1.92
Awards outstanding, December 31, 2016	5,900,731	$1.52	$0	3.85
Awards vested and expected to vest at December 31, 2016	5,822,851	$1.52	$0	3.82
Awards exercisable at December 31, 2016	2,682,299	$1.84	$0	1.03

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2015	806,324
Restricted stock units granted	557,586
Restricted stock units settled by delivery of Common Stock upon vesting	(478,127)
Restricted stock units forfeited	(167,788)
Awards outstanding, December 31, 2016	717,995	$610	1.21
Awards vested and expected to vest at December 31, 2016	709,495	$603	0.99

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2016 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2015	1,473,765	$1.44
Shares underlying options granted	3,144,358	$0.37
Shares underlying restricted stock units granted	557,586	$1.30
Shares underlying options vested	(411,178)	$0.51
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(478,127)	$2.16
Shares underlying unvested options forfeited	(182,189)	$0.50
Shares underlying unvested restricted stock units forfeited	(167,788)	$1.25
Shares underlying awards unvested at December 31, 2016	3,936,427	$0.62

For the years ended December 31, 2016 and 2015, approximately 3.1 million and 41 thousand stock options, respectively, were granted to employees of the Company, and zero and 603 options were exercised during the years ended December 31, 2016 and 2015, respectively, yielding $0 and $838, respectively, of cash proceeds to the Company. For the years ended December 31, 2016 and 2015, approximately 558 thousand and 104 thousand restricted stock units, respectively, were granted to employees of the Company, and 478 thousand and 491 thousand, respectively, were issued under restricted stock unit grants. For the years ended December 31, 2016 and 2015, the total fair value of share-based awards vested was approximately $696 thousand and $1.3 million, respectively. For the years ended December 31, 2016 and 2015, the total intrinsic value of options exercised was approximately $0 and $373, respectively. For the years ended December 31, 2016 and 2015, the total intrinsic value of restricted stock units that vested was approximately $484 thousand and $840 thousand, respectively. As of December 31, 2016, there was approximately $1.9 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.8 years.

(10) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through January 2026. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.1 million and $2.1 million for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company has agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2016, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual obligations:	Total	2017	2018	2019	2020	2021	After 2021
Operating leases	$9,901,098	$2,548,668	$2,382,038	$1,996,904	$1,987,382	$186,294	$799,812
Employment agreement	2,500,000	2,500,000	—	—	—	—	—
Outside contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$12,538,598	$5,186,168	$2,382,038	$1,996,904	$1,987,382	$186,294	$799,812

Legal Proceedings

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

(11) Long Term Investment

During 2008, the Company made an investment in Debtfolio, Inc. (“Debtfolio”), doing business as Geezeo, an online financial management solutions provider for banks and credit unions. The investment totaled approximately $1.9 million for an 18.5% ownership stake. Additionally, the Company incurred approximately $0.2 million of legal fees in connection with this investment. During the first quarter of 2009, the carrying value of the Company’s investment was written down to fair value based upon an estimate of the market value of the Company’s equity in light of Debtfolio’s efforts to raise capital at the time from third parties. The impairment charge approximated $1.5 million. During the three months ended June 30, 2010, the Company determined it was necessary to record a second impairment charge totaling approximately $555 thousand, writing the value of the investment to zero. This was deemed necessary by management based upon their consideration of Debtfolio, Inc.’s continued negative cash flow from operations, current financial position and lack of current liquidity. In October 2011, Debtfolio, Inc. repurchased the Company’s ownership stake in exchange for a subordinated promissory note in the aggregate principal amount of $555 thousand payable on October 31, 2014. On October 28, 2014, a revised subordinated promissory note with revised repayment terms was agreed to which required cash payments totaling $255 thousand during 2014, and eight quarterly installments of approximately $48 thousand plus 5% simple interest during 2015 and 2016. As of December 31, 2016, all required payments have been received.

(12) Restructuring and Other Charges

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in accessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal LLC (“The Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges of approximately $3.5 million during the year ended December 31, 2012. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term and the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million, which resulted in a restructuring and other charges credit on the Company’s Consolidated Statements of Operations. Additionally, the Company received a lease termination credit of approximately $583 thousand from the landlord when the office space was vacated in August 2016. Collectively, these activities are referred to as the “2012 Restructuring”.

The following table displays the activity of the 2012 Restructuring reserve account from the initial charges during the first quarter of 2012 through its conclusion during the year ended December 31, 2016.

	Workforce Reduction	Asset Write- Off	Termination of Vendor Services	Lease Termination	Total
Restructuring charge	$3,307,330	$954,302	$531,828	$2,085,000	$6,878,460
Noncash charges	(222,215)	(954,302)	(220,178)	-	(1,396,695)
Payments	(2,462,425)	-	(148,816)	(190,518)	(2,801,759)
Balance December 31, 2012	622,690	-	162,834	1,894,482	2,680,006
Adjustments to prior estimates	(7,586)	-	5,446	27,130	24,990
(Payments)/sublease income, net	(615,104)	-	(168,280)	(640,200)	(1,423,584)
Balance December 31, 2013	-	-	-	1,281,412	1,281,412
Adjustment to prior estimates	-	-	-	44,678	44,678
(Payments)/sublease income, net	-	-	-	58,646	58,646
Balance December 31, 2014	-	-	-	1,384,736	1,384,736
Adjustment to prior estimates	-	-	-	(1,196,834)	(1,196,834)
(Payments)/sublease income, net	-	-	-	(88,593)	(88,593)
Balance December 31, 2015	-	-	-	99,309	99,309
Adjustment to prior estimates	-	-	-	(78,828)	(78,828)
(Payments)/sublease income, net	-	-	-	(20,481)	(20,481)
Balance December 31, 2016	$-	$-	$-	$-	$-

The following table shows, by reportable segment, the amounts expensed and paid for our 2012 Restructuring and the remaining accrued balance of restructuring costs as of December 31, 2016:

	The Deal / BoardEx	RateWatch	Business to Consumer	Total
Restructuring charge	$3,459,836	$218,129	$3,200,495	$6,878,460
Noncash charges	-	(38,707)	(1,357,988)	(1,396,695)
Payments	(1,295,452)	(105,867)	(1,400,440)	(2,801,759)
Balance December 31, 2012	2,164,384	73,554	442,068	2,680,006
Adjustments to prior estimates	27,130	(1,436)	(704)	24,990
Payments	(910,102)	(72,119)	(441,363)	(1,423,584)
Balance December 31, 2013	1,281,412	-	-	1,281,412
Adjustments to prior estimates	44,678	-	-	44,678
(Payments)/sublease income, net	58,646	-	-	58,646
Balance December 31, 2014	1,384,736	-	-	1,384,736
Adjustments to prior estimates	(1,196,834)	-	-	(1,196,834)
(Payments)/sublease income, net	(88,593)	-	-	(88,593)
Balance December 31, 2015	99,309	-	-	99,309
Adjustments to prior estimates	(78,828)	-	-	(78,828)
(Payments)/sublease income, net	(20,481)	-	-	(20,481)
Balance December 31, 2016	$-	$-	$-	$-

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

(13) Change in Fair Value of Contingent Consideration

During the three months ended December 31, 2016, the Company reduced its estimate of the acquisition contingent earn-out payable to the former owners of Management Diagnostics LLC based upon revised 2017 revenue estimates, a resulting in restructuring and other charges credit of approximately $1.8 million.

(14) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2016	2015
Deferred rent	$1,904,319	$1,870,583
Acquisition contingent earn-out	907,657	2,590,339
Deferred revenue	460,748	897,453
Other liabilities	2,092	2,092
	$3,274,816	$5,360,467

(15) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees. For the years ended December 31, 2016 and 2015, the plan provided an employer matching contribution of 100% of employee contributions, up to a maximum of 8% of each employee’s total compensation within statutory limits.  The Company’s matching contribution totaled approximately $1.7 million and $1.7 million for the years ended December 31, 2016 and 2015, respectively.

(16) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$16,069	$16,293	$15,214	$15,924
Total operating expense (Note 1)	19,208	17,173	16,097	28,233
Net loss	(3,444)	(1,211)	(1,221)	(11,639)
Preferred stock cash dividends	-	-	-	-
Net loss attributable to common stockholders	$(3,444)	$(1,211)	$(1,221)	$(11,639)
Basic and diluted net loss attributable to common stockholders	$(0.10)	$(0.03)	$(0.03)	$(0.33)

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$16,890	$17,137	$16,662	$16,967
Total operating expense (Note 2)	17,601	17,521	16,033	16,740
Net (loss) income	(977)	(671)	354	(249)
Preferred stock cash dividends	96	96	96	96
Net (loss) income attributable to common stockholders	$(1,073)	$(768)	$258	$(346)
Basic and diluted net (loss) income attributable to common stockholders	$(0.03)	$(0.02)	$0.01	$(0.01)

Note 1: During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer resulting in restructuring and other charges of approximately $1.4 million, with an additional $163 thousand charge recorded during the three months ended June 30, 2016. Additionally, during the three months ended March 31, 2016, the Company recorded a $1.2 million provision as an estimate for state and municipal sales tax not collected on sales to our customers or remitted to various states or municipalities, with an additional $120 thousand recorded during the three months ended June 30, 2016. During the three months ended September 30, 2016, the Company received a lease termination credit of approximately $583 thousand resulting from the termination of The Deal’s office space lease. During the three months ended December 31, 2016, the Company reduced its estimate of the acquisition contingent earn-out payable to the former owners of Management Diagnostics LLC based upon revised 2017 revenue estimates, a resulting in a change in fair value of contingent consideration credit of approximately $1.8 million. Additionally, during the three months ended December 31, 2016 the Company recorded an impairment of goodwill of approximately $11.6 million, reversed $700 thousand of the sales tax provision that had been recorded earlier in the year, and recorded catch up amortization expense of $1.5 million related to capitalized software and website development projects.

Note 2: In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease resulting in a $1.2 million restructuring and other charges reduction to total operating expense.

(17) Segment and Geographic Data

Segments

Effective October 1, 2016 and a result of organizational changes related to our new management team in 2016, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in three segments: (i) The Deal / BoardEx and (ii) RateWatch, which comprise our business to business segment, and (iii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. We have revised our 2015 financial results to conform to the 2016 presentation.

	For the Year Ended December 31,
	2016	2015
Revenue:
- The Deal / BoardEx	$22,130,695	$21,716,721
- RateWatch	7,192,706	7,275,399
Total business to business	29,323,401	28,992,120
- Business to consumer	34,176,130	38,663,780
Total	$63,499,531	$67,655,900

Operating (loss) income:
- The Deal / BoardEx	$(14,714,304)	$(3,344,626)
- RateWatch	(484,439)	128,168
Total business to business	(15,198,743)	(3,216,458)
- Business to consumer	(2,012,844)	2,977,433
Total	$(17,211,587)	$(239,025)

Net interest (expense) income:
- The Deal / BoardEx	$(90,867)	$(142,694)
- RateWatch	9,862	3,177
Total business to business	(81,005)	(139,517)
- Business to consumer	46,884	16,880
Total	$(34,121)	$(122,637)

Provision for income taxes:
- The Deal / BoardEx	$138,816	$382,043
- RateWatch	6,978	126,612
Total business to business	145,794	508,655
- Business to consumer	123,213	672,686
Total	$269,007	$1,181,341

Net (loss) income:
- The Deal / BoardEx	$(14,943,987)	$(3,869,363)
- RateWatch	(481,555)	4,733
Total business to business	(15,425,542)	(3,864,630)
- Business to consumer	(2,089,173)	2,321,627
Total	$(17,514,715)	$(1,543,003)

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

In 2016 and 2015, substantially all of the Company’s revenue were from customers in the United States and substantially all of our long-loved assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016 and 2015

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision (Recovery) Charged to Expense	Write- offs	Balance at End of Period
For the year ended December 31, 2016	$357,417	$(21,458)	$19,755	$316,204
For the year ended December 31, 2015	$318,141	$129,108	$89,832	$357,417

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	June 28, 2016

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Designation of the Company’s Series B Preferred Stock, as filed with the Secretary of State of Delaware on November 15, 2007.	8-K	000-25779	3.1	November 20, 2007

4.1	Specimen certificate for the Company’s shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.3	Third Lease Amendment Agreement dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.4	Securities Purchase Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 20, 2007

10.5+	Agreement for Grant of Incentive Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.2	May 7, 2012

10.6+	Agreement for Grant of Non-Qualified Stock Options dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.3	May 7, 2012

10.7+	Stock Purchase Agreement dated as of March 7, 2012 between the Company and Elisabeth DeMarse.	10-Q	000-25779	10.4	May 7, 2012

10.8+	Amended and Restated Severance Agreement dated as of December 21, 2015 between the Company and Elisabeth DeMarse.	10-K	000-25779	10.17	March 9, 2016

10.9+	Separation Agreement and Release of All Claims dated as of February 22, 2016 between the Company and Elisabeth DeMarse.	10-K	000-25779	10.18	March 9, 2016

10.10+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014

10.11+	Form of Agreement of Restricted Stock Units Under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014

10.12+	Employment Agreement dated as of November 14, 2013 between James J. Cramer and the Company.	10-K	000-25779	10.21	February 28, 2014

10.13+	Employment Offer Letter dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.30	March 9, 2016

10.14+	Severance Agreement dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.31	March 9, 2016

10.15+	Agreement for Grant of Non-Qualified Stock Option dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.32	March 9, 2016

10.16+	Employment Offer Letter dated as of June 9, 2016 between the Company and David Callaway.	10-Q	000-25779	10.1	August 3, 2016

10.17+	Severance Agreement dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.2	August 3, 2016

10.18+	Agreement for Grant of Non-Qualified Stock Option dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.3	August 3, 2016

10.19+	Director Compensation Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.