Form 10-Q
period 2017-03-31
THESTREET, INC.
filed 2017-05-12
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of May 8, 2017
Common Stock, par value $0.01 per share	35,660,286

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended March 31, 2017

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context suggests otherwise, specifically, references in this Quarterly Report to “TheStreet,” the “Company,” “we,” “us” and “our” refer to TheStreet, Inc. and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$22,661,634	$21,371,122
Accounts receivable, net of allowance for doubtful accounts of $316,250 as of March 31, 2017 and $316,204 as of December 31, 2016	5,052,019	5,119,959
Other receivables, net	376,761	358,266
Prepaid expenses and other current assets	1,459,160	1,416,956
Total current assets	29,549,574	28,266,303

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,951,293 as of March 31, 2017 and $5,682,286 as of December 31, 2016	3,234,397	3,550,007
Marketable securities	1,443,000	1,550,000
Other assets	306,972	285,843
Goodwill	29,308,594	29,183,141
Other intangible assets, net of accumulated amortization of $20,953,514 as of March 31, 2017 and $20,134,178 as of December 31, 2016	14,922,730	15,127,818
Restricted cash	500,000	500,000
Total Assets	$79,265,267	$78,463,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,594,444	$2,526,034
Accrued expenses	3,500,680	5,115,558
Deferred revenue	25,306,705	22,476,962
Other current liabilities	986,992	983,799
Total current liabilities	32,388,821	31,102,353
Noncurrent Liabilities:
Deferred tax liability	2,184,759	2,036,487
Other noncurrent liabilities	3,195,367	3,274,816
Total liabilities	37,768,947	36,413,656

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of March 31, 2017 and December 31, 2016; the aggregate liquidation preference totals $55,000,000 as of March 31, 2017 and December 31, 2016	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 43,144,093 shares issued and 35,628,317 shares outstanding as of March 31, 2017, and 42,936,906 shares issued and 35,421,217 shares outstanding as of December 31, 2016	431,441	429,369
Additional paid-in capital	271,538,200	271,143,445
Accumulated other comprehensive loss	(5,720,753)	(5,898,305)
Treasury stock at cost; 7,515,776 shares as of March 31, 2017 and 7,515,689 shares as of December 31, 2016	(13,211,216)	(13,211,141)
Accumulated deficit	(211,541,407)	(210,413,967)
Total stockholders’ equity	41,496,320	42,049,456
Total liabilities and stockholders’ equity	$79,265,267	$78,463,112

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Business to business	$7,387,239	$7,132,800
Business to consumer	7,893,198	8,936,632
Total revenue	15,280,437	16,069,432

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	7,281,429	7,886,556
Sales and marketing	3,543,352	3,884,426
General and administrative	4,026,052	5,113,906
Depreciation and amortization	1,179,532	943,156
Restructuring and other charges	198,979	1,380,052
Total operating expense	16,229,344	19,208,096
Operating loss	(948,907)	(3,138,664)
Net interest income (expense)	7,771	(495)
Net loss before income taxes	(941,136)	(3,139,159)
Provision for income taxes	186,304	305,128
Net loss attributable to common stockholders	$(1,127,440)	$(3,444,287)

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.03)	$(0.10)

Weighted average basic and diluted shares outstanding	35,558,371	35,197,955

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

4

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net loss	$(1,127,440)	$(3,444,287)
Foreign currency translation gain (loss)	284,552	(655,541)
Unrealized loss on marketable securities	(107,000)	(100,000)
Comprehensive loss	$(949,888)	$(4,199,828)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,127,440)	$(3,444,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	396,242	363,128
Provision for (recovery of) doubtful accounts	25,861	(56,454)
Depreciation and amortization	1,179,532	943,156
Deferred taxes	148,272	280,726
Restructuring and other charges	-	105,113
Deferred rent	(131,306)	31,830
Changes in operating assets and liabilities:
Accounts receivable	50,934	1,661,128
Other receivables	(18,360)	210,202
Prepaid expenses and other current assets	(38,485)	40,331
Other assets	(10,521)	4,602
Accounts payable	67,479	403,023
Accrued expenses	(1,575,459)	386,873
Deferred revenue	2,818,539	1,385,980
Other current liabilities	18,080	(148,288)
Other liabilities	11,052	33,159
Net cash provided by operating activities	1,814,420	2,200,222

Cash Flows from Investing Activities:
Capital expenditures	(553,109)	(718,818)
Net cash used in investing activities	(553,109)	(718,818)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,245)	(10,221)
Shares withheld on RSU vesting to pay for withholding taxes	(74)	(1,188)
Net cash used in financing activities	(68,319)	(11,409)

Effect of foreign exchange rate changes on cash and cash equivalents	97,520	(83,653)

Net increase in cash and cash equivalents	1,290,512	1,386,342
Cash and cash equivalents, beginning of period	21,371,122	28,445,416
Cash and cash equivalents, end of period	$22,661,634	$29,831,758

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

TheStreet, Inc. is a leading financial news and information provider. Our business-to-business (B2B) and business-to-consumer (B2C) content and products provide individual and institutional investors, advisors and dealmakers with actionable information from the worlds of finance and business.

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

Unaudited Interim Financial Statements

The interim consolidated balance sheet as of March 31, 2017, the consolidated statements of operations, comprehensive income and statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2017 and its results of consolidated operations, comprehensive income and cash flows for the three months ended March 31, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 20, 2017. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2016 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

The Company has evaluated subsequent events for recognition or disclosure.

Recently Issued Accounting Pronouncements

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

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. We adopted ASU 2016-09 in the first quarter of 2017. The adoption of this standard did not have a material impact on our consolidated balance sheet.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We adopted ASU 2016-09 in the first quarter of 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The impact of our pending adoption of the new standard is not expected to have a material impact on our consolidated statement of cash flows.

 In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (ASU 2016-18). ASU 2016-18 reduces the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents changes in its restricted cash separately on its condensed consolidated statements of cash flows. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements. Since the guidance only affects the presentation of restricted cash on the statement of cash flows, the Company does not expect this guidance to have any impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity would perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We will adopt ASU 2017-04 upon preparation of our annual goodwill impairment test in the fourth quarter of 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of March 31, 2017 and December 31, 2016, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.4 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of March 31, 2017 and December 31, 2016, the Company has a total of approximately $500 thousand of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$22,661,634	$21,371,122
Marketable securities	1,443,000	1,550,000
Current and noncurrent restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$24,604,634	$23,421,122

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of March 31, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$22,661,634	$22,661,634	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,443,000	—	—	1,443,000
Contingent earn-out (3)	918,709	—	—	918,709
Total at fair value	$25,523,343	$23,161,634	$—	$2,361,709

	As of December 31, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$21,371,122	$21,371,122	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,550,000	—	—	1,550,000
Contingent earn-out (3)	907,657	—	—	907,657
Total at fair value	$24,328,779	$21,871,122	$—	$2,457,657

(1)	Cash and cash equivalents and restricted cash, totaling approximately $23.2 million and $21.9 million as of March 31, 2017 and December 31, 2016, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.4 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2017, the Company determined there was a decline in the fair value of its ARS investments of $407 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2016	$1,550,000
Change in fair value of investment	(107,000)
Balance March 31, 2017	$1,443,000

Contingent Earn-Out
Balance December 31, 2016	$907,657
Accretion to net present value	11,052
Balance March 31, 2017	$918,709

4.	STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2017 and 2016 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2017 and 2016 was $0.23 and $0.39, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2017	2016
Expected option lives	3.0 years	4.4 years
Expected volatility	36.68%	32.52%
Risk-free interest rate	1.46%	1.34%
Expected dividend yield	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2017 and 2016 was $0.85 and $1.45, respectively.

As of March 31, 2017, there remained 1.6 million shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the Plan as inducement grants to new hires, the Company recorded approximately $396 thousand and $468 thousand (inclusive of approximately $105 thousand included in restructuring and other charges) of noncash stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2016	5,900,731	$1.52
Options granted	45,000	$0.85
Options exercised	-	N/A
Options forfeited	(23,032)	$1.14
Options expired	(574,477)	$1.81
Awards outstanding at March 31, 2017	5,348,222	$1.48	$0	4.01
Awards vested and expected to vest at March 31, 2017	5,287,684	$1.48	$0	3.99
Awards exercisable at March 31, 2017	2,479,491	$1.78	$0	1.69

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2016	717,995
Restricted stock units granted	200,004
Restricted stock units settled by delivery of Common Stock upon vesting	(207,187)
Restricted stock units forfeited	(40,000)
Awards outstanding at March 31, 2017	670,812	$510	0.88
Awards expected to vest at March 31, 2017	664,312	$505	0.81

A summary of the status of the Company’s unvested share-based payment awards as of March 31, 2017 and changes in the three months then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2016	3,936,427	$0.62
Shares underlying options granted	45,000	$0.23
Shares underlying restricted stock units granted	200,004	$0.85
Shares underlying options vested	(371,669)	$0.39
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(207,187)	$1.43
Shares underlying options forfeited	(23,032)	$0.36
Shares underlying restricted stock units cancelled	(40,000)	$1.20
Shares underlying awards unvested at March 31, 2017	3,539,543	$0.60

For the three months ended March 31, 2017 and 2016, the total fair value of share-based awards vested was approximately $323 thousand and $296 thousand, respectively. For the three months ended March 31, 2017 and 2016, the total intrinsic value of options exercised was $0 and $0, respectively (there were no options exercised during the three months ended March 31, 2017 and 2016). For the three months ended March 31, 2017 and 2016, approximately 45 thousand and 840 thousand stock options, respectively, were granted, and no stock options were exercised in either period yielding $0 of cash proceeds to the Company. Additionally, for the three months ended March 31, 2017 and 2016, approximately 200 thousand and 232 thousand restricted stock units, respectively, were granted, and approximately 207 thousand and 114 thousand shares, respectively, were issued under restricted stock unit grants. For the three months ended March 31, 2017 and 2016, the total intrinsic value of restricted stock units that vested was approximately $176 thousand and $169 thousand, respectively. As of March 31, 2017, there was approximately $1.6 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.5 years.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three months ended March 31, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2017, the Company had withheld an aggregate of 1,850,752 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

During the three months ended March 31, 2017 and 2016, we did not declare any cash dividends on our Common Stock or Series B Preferred Stock.

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

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended March 31, 2017 and 2016, approximately 666 thousand and 908 thousand unvested restricted stock units, and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended March 31,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,127,440)	$(3,444,287)
Numerator for basic and diluted earnings per share
Net loss attributable to common stockholders	$(1,127,440)	$(3,444,287)
Denominator:
Weighted average basic shares outstanding	35,558,371	35,197,955

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.03)	$(0.10)

8.	INCOME TAXES

Income tax expense for the three months ended March 31, 2017 and 2016 was approximately $186 thousand and $305 thousand, respectively, and reflects an effective tax rate of -20% and -10%, respectively. Income tax expense for the three months ended March 31, 2017 and 2016 primarily relates to the recognition of $148 thousand and $281 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $38 thousand and $24 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

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

The Company had approximately $160 million of federal and state net operating loss carryforwards (“NOL”) as of December 31, 2016, which results in deferred tax assets of approximately $75 million. The Company has a full valuation allowance against its deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets. The ability of the Company to utilize its NOL in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986 (“IRC”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income.

Subject to potential Section 382 limitations, the federal losses are available to offset future taxable income through 2036 and expire from 2019 through 2036. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire through 2036. The net operating loss carryforward as of December 31, 2016 includes approximately $16 million related to windfall tax benefits for which a benefit would be recorded to additional paid in capital when realized. Upon adoption of ASU 2016-09, all tax effects related to share based payments will be recognized through earnings subject to valuation allowance considerations so we expect that any potential tax benefits from the adoption of ASU 2016-09 would increase our deferred tax asset which would be offset by a valuation allowance.

9.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in seven financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. We are currently in the process of centralizing our banking relationships with fewer institutions. As of March 31, 2017, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three months ended March 31, 2017 and 2016, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2017 and December 31, 2016, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

During the three months ended March 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

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

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in assessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, LLC (“The Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges of approximately $3.5 million during the year ended December 31, 2012. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term and the Company recorded an adjustment to its restructuring reserve totaling approximately $1.2 million. Collectively, these activities are referred to as the “2012 Restructuring”. As of December 31, 2016, there was no remaining balance in the 2012 Restructuring reserve account.

The following table displays the activity of the 2012 Restructuring reserve account during the three months ended March 31, 2016.

Lease Termination
Balance December 31, 2015	$99,309
Payments net of sublease receipts	(3,759)
Balance March 31, 2016	$95,550

11.	OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2017	December 31, 2016
Deferred rent	$1,766,311	$1,904,319
Acquisition contingent earn-out	918,709	907,657
Deferred revenue	507,827	460,748
Other	2,520	2,092
Total other liabilities	$3,195,367	$3,274,816

12.	STATE AND MUNICIPAL SALES TAX

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal sales tax on the charges to our customers for our services in certain states, except that we historically complied with New York sales tax. As such, we had a reserve of $1.2 million as of March 31, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. The Company concluded its review of sales tax exposure during the fourth quarter of 2016 which resulted in a reduced liability of $653 thousand. As of March 31, 2017, no provision remains.

13.	SEGMENT AND GEOGRAPHIC DATA

Segments

Effective October 1, 2016 as a result of organizational changes related to our new management team, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in three segments: (i) The Deal / BoardEx and (ii) RateWatch, which comprise our business to business segment, and (iii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. We have revised our financial results for the three months ended March 31, 2016 to conform to the segment presentation.

	For the Three Months Ended March 31,
	2017	2016
Revenue:
- The Deal / BoardEx	$5,513,657	$5,266,649
- RateWatch	1,873,582	1,866,151
Total business to business	7,387,239	7,132,800
- Business to consumer	7,893,198	8,936,632
Total	$15,280,437	$16,069,432

Operating (loss) income:
- The Deal / BoardEx	$(643,949)	$(2,001,498)
- RateWatch	182,006	(376,075)
Total business to business	(461,943)	(2,377,573)
- Business to consumer	(486,964)	(761,091)
Total	$(948,907)	$(3,138,664)

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

During the three months ended March 31, 2017 and 2016, substantially all of the Company’s revenue was from customers in the United States and substantially all of our long-lived assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the three months ended March 31, 2017 and 2016, our B2B businesses generated 48% and 44%, respectively, of our total revenue.

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

Our B2C business generates revenue primarily from premium subscription products and advertising. For the three months ended March 31, 2017 and 2016, our B2C business generated 52% and 56%, respectively, of our total revenue.

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

In conducting our 2016 annual goodwill impairment test, we first used the market approach for the valuation of our Common Stock and the income approach for our Preferred Shares. We then confirmed the reasonableness of the outcome of these two tests by performing an income approach using the discounted cash flow method. The fair value of our outstanding Preferred Shares requires significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to our Preferred Stock, we also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on our board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions), and any increases in the per-share amount of dividends payable to the holders of the Common Stock. Based on our analysis, we concluded that The Deal / BoardEx reporting unit goodwill was impaired as of the valuation date by approximately $11.6 million, while the RateWatch and Business to Consumer reporting units’ goodwill were not impaired by approximately 16% and 33%, respectively.

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

A summary of our critical accounting policies and estimates can be found in our 2016 Form 10-K.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2016 Form 10-K, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and March 31, 2016

Revenue

	For the Three Months Ended March 31,
Revenue:	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change
The Deal / BoardEx	$5,513,657	36%	$5,266,649	33%	5%
RateWatch	1,873,582	12%	1,866,151	11%	0%
Total Business to business	7,387,239	48%	7,132,800	44%	4%
Business to consumer	7,893,198	52%	8,936,632	56%	-12%
Total revenue	$15,280,437	100%	$16,069,432	100%	-5%

Business to business. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

Revenue attributable to The Deal / BoardEx segment increased by approximately $247 thousand, or 5%, in the first quarter of 2017 as compared to the first quarter of 2016. This increase was primarily the result of an approximate $181 thousand, or 8%, increase in subscription revenue from our BoardEx product resulting from an increase in the number of subscriptions, approximately $104 thousand of additional BoardEx one-time reports, and an increase of approximately $89 thousand of The Deal event revenue. These increases were partially offset by an approximate $106 thousand, or 4%, decrease in revenue from The Deal products resulting from a 7% decline in the weighted-average number of subscriptions partially offset by a 3% increase in the average price paid. Additionally, the year-over-year increase in subscription revenue attributable to BoardEx was negatively impacted by an approximate 14% reduction in the foreign exchange rate in the first quarter of 2017 as compared to the first quarter of 2016 resulting from the strengthening of the U.S. Dollar.

Revenue from our RateWatch subsidiary increased by approximately $7 thousand in the first quarter of 2017 as compared to the first quarter of 2016. RateWatch subscription revenue increased by approximately $13 thousand, or 1%, attributable to a 5% increase in the average price paid offset by a 4% decline in the weighted-average number of subscriptions. This increase was partially offset by an approximate $6 thousand, or 2%, decrease in one-time reports sold by RateWatch.

Business to consumer. Our B2C business generates revenue primarily from premium subscription products and advertising.

Business to consumer revenue decreased by approximately $1.0 million, or 12%, in the first quarter of 2017 as compared to the first quarter of 2016. This decrease was primarily related to an approximate $1.0 million, or 17%, decline in revenue related to premium subscription products resulting from a 16% decrease in the weighted-average number of subscriptions combined with a 1% decline in the average revenue recognized per subscription. Advertising revenue generated by our business to consumer segment totaled approximately $2.5 million, an increase of $42 thousand, or 2%, when compared to the prior year.

Operating Expense

Cost of Services

	For the Three Months Ended March 31,
Cost of services:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$2,226,106	40%	$2,632,198	50%	-15%
RateWatch	466,817	25%	504,092	27%	-7%
Total Business to business	2,692,923	36%	3,136,290	44%	-14%
Business to consumer	4,588,506	58%	4,750,266	53%	-3%
Total cost of services	$7,281,429	48%	$7,886,556	49%	-8%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $406 thousand, or 15%, in the first quarter of 2017 as compared to the first quarter of 2016. This decrease was primarily the result of reduced salaries and related payroll taxes combined with lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $416 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $60 thousand. These cost decreases were partially offset by an increase in consulting fees of approximately $29 thousand.

Cost of service expense attributable to RateWatch decreased by $37 thousand, or 7%, in the first quarter of 2017 as compared to the first quarter of 2016. The decrease was primarily the result of lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans as well as lower salary and related payroll tax costs, the aggregate of which decreased by $64 thousand. These cost decreases were partially offset by an approximate $27 thousand increase in corporate allocations.

Cost of service expense attributable to our business to consumer business decreased by approximately $162 thousand, or 3%, in the first quarter of 2017 as compared to the first quarter of 2016. The decrease was primarily the result of reduced outside contributor costs, revenue share payments made to certain distribution partners and lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $229 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $168 thousand. These cost decreases were partially offset by an increase in consulting, salary, data, traffic acquisition and severance costs, the aggregate of which increased by approximately $190 thousand.

Sales and Marketing

	For the Three Months Ended March 31,
Sales and marketing:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$1,267,884	23%	$1,257,639	24%	1%
RateWatch	353,385	19%	333,451	18%	6%
Total Business to business	1,621,269	22%	1,591,090	22%	2%
Business to consumer	1,922,083	24%	2,293,336	26%	-16%
Total sales and marketing	$3,543,352	23%	$3,884,426	24%	-9%

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense attributable to The Deal / BoardEx increased by approximately $10 thousand, or 1%, in the first quarter of 2017 as compared to the first quarter of 2016. The increase was primarily the result of higher salary costs totaling approximately $67 thousand, partially offset by a decrease of approximately $44 thousand resulting from lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans.

Sales and marketing expense attributable to our RateWatch business increased by approximately $20 thousand, or 6%, in the first quarter of 2017 as compared to the first quarter of 2016. The increase was primarily the result of an approximate $28 thousand increase in corporate allocations.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $371 thousand, or 16%, in the first quarter of 2017 as compared to the first quarter of 2016. The decrease was primarily the result of reduced advertising and promotion expense, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, lower advertising serving, consulting, salary and credit card processing fees, the aggregate of which decreased by approximately $408 thousand. The decrease was primarily offset by a $33 thousand cost increase related to an expanded business analytics group designed to provide management with information needed to improve business results, as well as an approximate $39 thousand increase in corporate allocations.

General and Administrative

	For the Three Months Ended March 31,
General and administrative:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$1,934,010	35%	$2,337,319	44%	-17%
RateWatch	538,998	29%	983,985	53%	-45%
Total Business to business	2,473,008	33%	3,321,304	47%	-26%
Business to consumer	1,553,044	20%	1,792,602	20%	-13%
Total general and administrative	$4,026,052	26%	$5,113,906	32%	-21%

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense attributable to The Deal / BoardEx business decreased by approximately $403 thousand, or 17%, in the first quarter of 2017 as compared to the first quarter of 2016. The decrease was primarily the result of a reduction in recruiting fees, salary costs and lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $88 thousand. Also contributing to the cost decrease was reduced corporate expense allocations totaling approximately $491 thousand primarily related to a provision recorded during the first quarter of 2016 for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities. These cost decreases were partially offset by increased expenses resulting from the impact on balance sheet accounts caused by fluctuation in foreign exchange rates.

General and administrative expense attributable to our RateWatch business decreased by approximately $445 thousand, or 45%, in the first quarter of 2017 as compared to the first quarter of 2016. The decrease was primarily the result of the absence in 2017 of moving costs incurred in the first quarter of 2016 as RateWatch relocated to a new facility, lower salaries and a reduction in employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $97 thousand. Also contributing to the decrease was an approximate $314 thousand reduction in corporate allocations primarily related to a provision recorded during the first quarter of 2016 for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities.

General and administrative expense attributable to our business to consumer business decreased by approximately $240 thousand, or 13%, in the first quarter of 2017 as compared to the first quarter of 2016. The decrease was primarily the result of an approximate $303 thousand reduction in corporate allocations primarily related to a provision recorded during the first quarter of 2016 for state and municipal sales tax not collected on sales to our customers or remitted to various states and municipalities, combined with approximately $36 thousand of reduced occupancy costs. These cost decreases were partially offset by an approximate $70 thousand increase in bad debt expense resulting from a cash collection during the first quarter of 2016 related to an account that had been fully reserved in a prior period.

Depreciation and Amortization

	For the Three Months Ended March 31,
Depreciation and amortization:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$682,142	12%	$597,083	11%	14%
RateWatch	332,995	18%	257,954	14%	29%
Total Business to business	1,015,137	14%	855,037	12%	19%
Business to consumer	164,395	2%	88,119	1%	87%
Total depreciation and amortization	$1,179,532	8%	$943,156	6%	25%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $236 thousand, or 25%, in the first quarter of 2017 as compared to the first quarter of 2016. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects.

Restructuring and Other Charges

	For the Three Months Ended March 31,
Restructuring and other charges:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$47,464	1%	$443,909	8%	-89%
RateWatch	(619)	-0%	162,744	9%	-100%
Total Business to business	46,845	1%	606,653	9%	-92%
Business to consumer	152,134	2%	773,399	9%	-80%
Total restructuring and other charges	$198,979	1%	$1,380,052	9%	-86%

Restructuring and other charges. During the three months ended March 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand. During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, continued to and will continue to provide medical coverage for 18 months after the termination date, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.4 million.

Net Interest Income (Expense)

	For the Three Months Ended March 31,		Percent
	2017	2016	Change
Net interest income (expense)	$7,771	$(495)	1,670%

Net interest income (expense) increased by approximately $8 thousand in the first quarter of 2017 as compared to the first quarter of 2016. The change was primarily the result of reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Three Months Ended March 31,		Percent
	2017	2016	Change
Provision for income taxes	$186,304	$305,128	-39%

Income tax expense for the three months ended March 31, 2017 was approximately $186 thousand, as compared to approximately $305 thousand for the three months ended March 31, 2016, and reflects an effective tax rate of -20% and -10%, respectively. Income tax expense for the three months ended March 31, 2017 and 2016 primarily relates to the recognition of $148 thousand and $281 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $38 thousand and $24 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2017 totaled approximately $1.1 million, or $0.03 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $3.4 million, or $0.10 per basic and diluted share, for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our current assets at March 31, 2017 consisted primarily of cash and cash equivalents and accounts receivable. We do not hold inventory. Our current liabilities at March 31, 2017 consisted primarily of deferred revenue, accrued expenses and accounts payable. At March 31, 2017, our current assets were approximately $29.5 million, 9% less than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of March 31, 2017, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $24.6 million, representing 31% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.4 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$22,661,634	$21,371,122
Marketable securities	1,443,000	1,550,000
Current and noncurrent restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and current and noncurrent restricted cash	$24,604,634	$23,421,122

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in seven financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $1.8 million for the three months ended March 31, 2017, as compared to net cash provided by operating activities totaling approximately $2.2 million for the three months ended March 31, 2016. The reduction in net operating cash was primarily the result of the change in the balance of accrued expenses and accounts receivable, partially offset by the decrease in our net loss combined with the change in the balance of deferred revenue.

Net cash used in investing activities totaled approximately $553 thousand for the three months ended March 31, 2017, as compared to net cash used in investing activities totaling approximately $719 thousand for the three months ended March 31, 2016. The decrease in cash used in investing activities was the result of reduced capital expenditures.

Net cash used in financing activities totaled approximately $68 thousand for the three months ended March 31, 2017, as compared to cash used in financing activities totaling approximately $11 thousand for the three months ended March 31, 2016. The increase in net cash used in financing activities was primarily the result of the timing of cash dividend payments by the Company related to the vesting and issuance of RSU shares.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.7 million through March 31, 2018, primarily related to operating leases and minimum payments due under an employment agreement.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program, or the Program, under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the three months ended March 31, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2017, the Company had withheld an aggregate of 1,850,752 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third-party institutions will retain acceptable credit ratings or investment practices.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $266 thousand reduction to revenue for the three months ended March 31, 2017, with an offsetting reduction to operating expenses of $192 thousand for the three months ended March 31, 2017, and a decrease in the value of the Company’s assets and liabilities as of March 31, 2017 of approximately $1.5 million and $519 thousand, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2017, there were no material changes to the risk factors described in our 2016 Form 10-K.

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

THESTREET, INC.

Date: May 12, 2017	By:	/s/ David Callaway
		Name:	David Callaway
		Title:	President & Chief Executive Officer
(principal executive officer)

Date: May 12, 2017	By:	/s/ Eric F. Lundberg
		Name:	Eric F. Lundberg
		Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.