Form 10-Q
period 2017-06-30
THESTREET, INC.
filed 2017-08-04
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☐           Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding as of August 1, 2017
Common Stock, par value $0.01 per share	35,867,665

TheStreet, Inc.

Form 10-Q

As of and for the Three and Six Months Ended June 30, 2017

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context suggests otherwise, specifically, references in this Quarterly Report to “TheStreet,” the “Company,” “we,” “us” and “our” refer to TheStreet, Inc. and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.        Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$23,384,260	$21,371,122
Accounts receivable, net of allowance for doubtful accounts of $317,781 as of June 30, 2017 and $316,204 as of December 31, 2016	4,431,153	5,119,959
Other receivables, net	388,383	358,266
Prepaid expenses and other current assets	2,094,437	1,416,956
Total current assets	30,298,233	28,266,303

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,168,588 as of June 30, 2017 and $5,682,286 as of December 31, 2016	3,079,372	3,550,007
Marketable securities	1,544,750	1,550,000
Other assets	301,406	285,843
Goodwill	29,736,463	29,183,141
Other intangible assets, net of accumulated amortization of $22,093,107 as of June 30, 2017 and $20,134,178 as of December 31, 2016	14,778,676	15,127,818
Restricted cash	500,000	500,000
Total Assets	$80,238,900	$78,463,112

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,016,502	$2,526,034
Accrued expenses	3,529,819	5,115,558
Deferred revenue	25,172,033	22,476,962
Other current liabilities	1,906,864	983,799
Total current liabilities	32,625,218	31,102,353
Noncurrent Liabilities:
Deferred tax liability	2,333,031	2,036,487
Other noncurrent liabilities	2,223,436	3,274,816
Total liabilities	37,181,685	36,413,656

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of June 30, 2017 and December 31, 2016; the aggregate liquidation preference totals $55,000,000 as of June 30, 2017 and December 31, 2016	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 43,394,376 shares issued and 35,865,207 shares outstanding as of June 30, 2017, and 42,936,906 shares issued and 35,421,217 shares outstanding as of December 31, 2016	433,944	429,369
Additional paid-in capital	271,944,485	271,143,445
Accumulated other comprehensive loss	(4,903,214)	(5,898,305)
Treasury stock at cost; 7,529,169 shares as of June 30, 2017 and 7,515,689 shares as of December 31, 2016	(13,221,392)	(13,211,141)
Accumulated deficit	(211,196,663)	(210,413,967)
Total stockholders’ equity	43,057,215	42,049,456
Total liabilities and stockholders’ equity	$80,238,900	$78,463,112

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Business to business	$7,854,947	$7,531,159	$15,242,186	$14,663,959
Business to consumer	8,104,658	8,761,368	15,997,856	17,698,000
Total revenue	15,959,605	16,292,527	31,240,042	32,361,959

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,704,622	8,144,877	13,986,051	16,031,433
Sales and marketing	3,577,821	4,013,161	7,121,173	7,897,587
General and administrative	3,852,452	3,879,391	7,878,504	8,993,297
Depreciation and amortization	1,302,493	972,314	2,482,025	1,915,470
Restructuring and other charges	—	162,958	198,979	1,543,010
Total operating expense	15,437,388	17,172,701	31,666,732	36,380,797
Operating income (loss)	522,217	(880,174)	(426,690)	(4,018,838)
Net interest income (expense)	10,285	(11,599)	18,056	(12,094)
Net income (loss) before income taxes	532,502	(891,773)	(408,634)	(4,030,932)
Provision for income taxes	187,758	318,748	374,062	623,876
Net income (loss) attributable to common stockholders	$344,744	$(1,210,521)	$(782,696)	$(4,654,808)

Net income (loss) per share:
Basic net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.13)
Diluted net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.13)

Weighted average basic shares outstanding	35,698,603	35,234,429	35,628,874	35,216,192
Weighted average diluted shares outstanding	35,803,117	35,234,429	35,628,874	35,216,192

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$344,744	$(1,210,521)	$(782,696)	$(4,654,808)
Foreign currency translation gain (loss)	715,789	(1,549,565)	1,000,341	(2,205,106)
Unrealized gain (loss) on marketable securities	101,750	(20,000)	(5,250)	(120,000)
Comprehensive income (loss)	$1,162,283	$(2,780,086)	$212,395	$(6,979,914)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(782,696)	$(4,654,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	805,030	744,612
Provision for (recovery of) doubtful accounts	37,923	(33,487)
Depreciation and amortization	2,482,025	1,915,470
Deferred taxes	296,544	561,451
Restructuring and other charges	—	105,113
Deferred rent	(263,067)	59,960
Changes in operating assets and liabilities:
Accounts receivable	690,768	565,073
Other receivables	(29,548)	320,457
Prepaid expenses and other current assets	(669,144)	(493,501)
Other assets	(3,433)	2,868
Accounts payable	(512,932)	76,692
Accrued expenses	(1,553,138)	485,575
Deferred revenue	2,602,825	1,241,539
Other current liabilities	(3,912)	(254,993)
Other liabilities	22,105	66,317
Net cash provided by operating activities	3,119,350	708,338

Cash Flows from Investing Activities:
Capital expenditures	(1,293,417)	(1,612,899)
Net cash used in investing activities	(1,293,417)	(1,612,899)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,245)	(11,929)
Shares withheld on RSU vesting to pay for withholding taxes	(10,251)	(4,784)
Net cash used in financing activities	(78,496)	(16,713)

Effect of foreign exchange rate changes on cash and cash equivalents	265,701	(358,920)

Net increase (decrease) in cash and cash equivalents	2,013,138	(1,280,194)
Cash and cash equivalents, beginning of period	21,371,122	28,445,416
Cash and cash equivalents, end of period	$23,384,260	$27,165,222

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

Our B2B business products have helped diversify our business from primarily serving retail investors to also providing an indispensable source of business intelligence for both high net worth individuals and executives in the top firms in the world. The Deal delivers sophisticated news and analysis on changes in corporate control including mergers and acquisitions, private equity, corporate activism and restructuring. BoardEx is an institutional relationship capital management database and platform which holds in-depth profiles of over 1 million of the world’s most important business leaders. Our third B2B business product, RateWatch, publishes bank rate market information including competitive deposit, loan and fee rate data. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

Our B2C business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products, such as RealMoney, RealMoney Pro and Actions Alerts PLUS, that target varying segments of the retail investing public. Our B2C business primarily generates revenue from subscription products and advertising revenue.

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and the condensed statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2017, its results of consolidated operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016. The financial data and the other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Currently, we are reviewing our various revenue streams within our three reportable segments to identify the sales by type of revenue stream for the purpose of comparing how we currently recognize revenue to quantify the impact, if any, that this ASU will have on our consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  ASU 2016-13 is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  Based upon the level and makeup of our financial receivables, past loss activity and current known activity regarding our outstanding receivables, we do not expect that the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

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

 In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (ASU 2016-18). ASU 2016-18 reduces the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance does not provide a definition of restricted cash or restricted cash equivalents. For public business entities, the guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents changes in its restricted cash separately on its condensed consolidated statements of cash flows. The Company is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements. Since the guidance only affects the presentation of restricted cash on the statement of cash flows, the Company does not expect this guidance to have any impact on its consolidated statement of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity would perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We will adopt ASU 2017-04 upon the preparation of our annual goodwill impairment test in the fourth quarter of 2017. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”). ASU 2017-09 provides an accounting framework applicable to modifications of share-based payments, and defines a modification as “a change in any of the terms or conditions of a share-based payment award.” The guidance in ASU 2017-09 is required for annual or interim reporting periods beginning after December 15, 2017, with early adoption permitted. The impact of our pending adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of June 30, 2017 and December 31, 2016, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.5 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of June 30, 2017 and December 31, 2016, the Company has a total of approximately $500 thousand of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$23,384,260	$21,371,122
Marketable securities	1,544,750	1,550,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$25,429,010	$23,421,122

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$23,384,260	$23,384,260	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,544,750	—	—	1,544,750
Contingent earn-out (3)	929,762	—	—	929,762
Total at fair value	$26,358,772	$23,884,260	$—	$2,474,512

	As of December 31, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$21,371,122	$21,371,122	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,550,000	—	—	1,550,000
Contingent earn-out (3)	907,657	—	—	907,657
Total at fair value	$24,328,779	$21,871,122	$—	$2,457,657

(1)	Cash and cash equivalents and restricted cash, totaling approximately $23.9 million and $21.9 million as of June 30, 2017 and December 31, 2016, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.5 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2017, the Company determined there was a decline in the fair value of its ARS investments of approximately $305 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2016	$1,550,000
Change in fair value of investment	(5,250)
Balance June 30, 2017	$1,544,750

Contingent Earn-Out
Balance December 31, 2016	$907,657
Accretion to net present value	22,105
Balance June 30, 2017	$929,762

4.	STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the six months ended June 30, 2017 and 2016 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the six months ended June 30, 2017 and 2016 was $0.27 and $0.38, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2017	2016
Expected option lives	3.7 years	4.5 years
Expected volatility	37.64%	34.49%
Risk-free interest rate	1.55%	1.23%
Expected dividend yield	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2017 and 2016 was $0.90 and $1.31, respectively.

As of June 30, 2017, there remained approximately 1.1 million shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded approximately $409 thousand and $805 thousand of noncash stock-based compensation for the three and six month periods ended June 30, 2017, respectively, as compared to $382 thousand and $850 thousand (inclusive of approximately $105 thousand included in restructuring and other charges) of noncash stock-based compensation expense for the three and six month periods ended June 30, 2016, respectively.

A summary of the activity of the 2007 Plan, and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2016	5,900,731	$1.52
Options granted	135,000	$0.90
Options exercised	—	N/A
Options forfeited	(25,700)	$1.15
Options expired	(588,882)	$1.80
Awards outstanding at June 30, 2017	5,421,149	$1.47	$0	3.82
Awards vested and expected to vest at June 30, 2017	5,375,891	$1.47	$0	3.81

Awards exercisable at June 30, 2017	2,919,271	$1.69	$0	2.07

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2016	717,995
Restricted stock units granted	565,599
Restricted stock units settled by delivery of Common Stock upon vesting	(457,470)
Restricted stock units forfeited	(46,389)
Awards outstanding at June 30, 2017	779,735	$647	0.81

Awards expected to vest at June 30, 2017	773,735	$642	0.81

A summary of the status of the Company’s unvested stock-based payment awards as of June 30, 2017 and changes in the six months then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2016	3,936,427	$0.62
Shares underlying options granted	135,000	$0.27
Shares underlying restricted stock units granted	565,599	$0.90
Shares underlying options vested	(825,854)	$0.38
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(457,470)	$1.15
Shares underlying options forfeited	(25,700)	$0.37
Shares underlying restricted stock units cancelled	(46,389)	$1.20
Shares underlying awards unvested at June 30, 2017	3,281,613	$0.64

For the six months ended June 30, 2017 and 2016, the total fair value of stock-based awards vested was approximately $317 thousand and $356 thousand, respectively. For the six months ended June 30, 2017 and 2016, the total intrinsic value of options exercised was $0 and $0, respectively (there were no options exercised during either period). For the six months ended June 30, 2017 and 2016, approximately 135 thousand and 1.8 million stock options, respectively, were granted, and no stock options were exercised in either period yielding $0 of cash proceeds to the Company. Additionally, for the six months ended June 30, 2017 and 2016, approximately 566 thousand and 542 thousand restricted stock units, respectively, were granted, and approximately 457 thousand and 133 thousand shares, respectively, were issued under restricted stock unit grants. For the six months ended June 30, 2017 and 2016, the total intrinsic value of restricted stock units that vested was approximately $400 thousand and $190 thousand, respectively. As of June 30, 2017 and 2016, the total intrinsic value of awards outstanding was approximately $647 thousand and $1.3 million, respectively. As of June 30, 2017, there was approximately $1.5 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.32 years.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six months ended June 30, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2017, the Company had withheld an aggregate of 1,864,145 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

During the six months ended June 30, 2017 and 2016, we did not declare any cash dividends on our Common Stock or Series B Preferred Stock.

We do not expect to declare dividends in the foreseeable future. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. When determining whether to declare a dividend in the future, our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as our Board of Directors may deem relevant. The Certificate of Designations for the Series B Preferred Stock currently prohibits the Company from paying cash dividends in excess of $0.10 per share per annum without the prior approval of the holder of the Series B Preferred Stock.

6.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

7.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended June 30, 2016, approximately 1.2 million unvested restricted stock units, and vested and unvested stock options, were excluded from the calculation, as their effect would result in a lower net loss per share. For the six months ended June 30, 2017 and 2016, approximately 477 thousand and 1.0 million unvested restricted stock units, and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$344,744	$(1,210,521)	$(782,696)	$(4,654,808)
Denominator:

Weighted average basic shares outstanding	35,698,603	35,234,429	35,628,874	35,216,192

Weighted average diluted shares outstanding	35,803,117	35,234,429	35,628,874	35,216,192

Net income (loss) per share:
Basic net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.13)
Diluted net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.13)

8.	INCOME TAXES

Income tax expense for the three and six months ended June 30, 2017 was approximately $188 thousand and $374 thousand, respectively, and reflects an effective tax rate of 35% and -92%, respectively, as compared to approximately $319 thousand and $624 thousand, respectively, for the three and six months ended June 30, 2016, reflecting an effective tax rate of -36% and -15%, respectively. Income tax expense for the three and six months ended June 30, 2017 primarily relates to the recognition of $148 thousand and $297 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $40 thousand and $77 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income. Income tax expense for the three and six months ended June 30, 2016 primarily relates to the recognition of $281 thousand and $562 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $38 thousand and $62 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2017 and December 31, 2016, the Company’s cash, cash equivalents and restricted cash primarily consisted of money market funds and checking accounts.

For the three and six months ended June 30, 2017 and 2016, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2017 and December 31, 2016, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

The following table displays the activity of the 2012 Restructuring reserve account during the six months ended June 30, 2016.

Lease Termination
Balance December 31, 2015	$99,309
Payments net of sublease receipts	(7,517)
Balance June 30, 2016	$91,792

11.	OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2017	December 31, 2016
Deferred rent	$1,638,535	$1,904,319
Acquisition contingent earn-out	—	907,657
Deferred revenue	570,925	460,748
Other	13,976	2,092
Total other liabilities	$2,223,436	$3,274,816

12.	STATE AND MUNICIPAL SALES TAX

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal sales tax on the charges to our customers for our services in certain states, except that we historically complied with New York sales tax. As such, we had a reserve of $1.4 million as of June 30, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. The Company concluded its review of sales tax exposure during the fourth quarter of 2016 which resulted in a reduced liability of $653 thousand. As of June 30, 2017, no provision remains.

13.	SEGMENT AND GEOGRAPHIC DATA

Segments

Effective October 1, 2016 as a result of organizational changes related to our new management team, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in three segments: (i) The Deal / BoardEx and (ii) RateWatch, which comprise our business to business segment, and (iii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. We have revised our financial results for the three and six months ended June 30, 2016 to conform to the current segment presentation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
- The Deal / BoardEx	$5,953,014	$5,766,903	$11,466,671	$11,033,552
- RateWatch	1,901,933	1,764,256	3,775,515	3,630,407
Total business to business	7,854,947	7,531,159	15,242,186	14,663,959
- Business to consumer	8,104,658	8,761,368	15,997,856	17,698,000
Total	$15,959,605	$16,292,527	$31,240,042	$32,361,959

Operating (loss) income:
- The Deal / BoardEx	$(344,001)	$(1,165,389)	$(987,950)	$(3,166,887)
- RateWatch	145,835	8,944	327,841	(367,131)
Total business to business	(198,166)	(1,156,445)	(660,109)	(3,534,018)
- Business to consumer	720,383	276,271	233,419	(484,820)
Total	$522,217	$(880,174)	$(426,690)	$(4,018,838)

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

During the six months ended June 30, 2017 and 2016, substantially all of the Company’s revenue was from customers in the United States and substantially all of our long-lived assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the six months ended June 30, 2017 and 2016, our B2B businesses generated 49% and 45%, respectively, of our total revenue.

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

Our B2C business generates revenue primarily from premium subscription products and advertising. For the six months ended June 30, 2017 and 2016, our B2C business generated 51% and 55%, respectively, of our total revenue.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

●	useful lives of intangible assets,

●	useful lives of fixed assets,

●	the carrying value of goodwill, intangible assets and marketable securities,

●	allowances for doubtful accounts and deferred tax assets,

●	accrued expense estimates,

●	reserves for estimated tax liabilities,

●	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees,

●	restructuring charges, and

●	the calculation of a contingent earn-out payment from the acquisition of Management Diagnostics Limited.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and June 30, 2016

Revenue

	For the Three Months Ended June 30,
	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change
Revenue:
The Deal / BoardEx	$5,953,014	37%	$5,766,903	35%	3%
RateWatch	1,901,933	12%	1,764,256	11%	8%
Total Business to business	7,854,947	49%	7,531,159	46%	4%
Business to consumer	8,104,658	51%	8,761,368	54%	-7%
Total revenue	$15,959,605	100%	$16,292,527	100%	-2%

Business to business. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

B2B revenue attributable to The Deal / BoardEx segment increased by approximately $186 thousand, or 3%, in the second quarter of 2017 as compared to the second quarter of 2016. This increase was primarily due to an approximate $292 thousand, or 12%, increase in BoardEx subscription revenue, which had a 6% increase in the weighted-average number of subscriptions and a 6% increase in the average revenue recognized per subscription. The increase in revenue attributable to The Deal / BoardEx segment was offset by an approximate $102 thousand, or 4%, decrease in subscription revenue from The Deal products, which had a 6% decline in the weighted-average number of subscriptions partially offset by a 2% increase in the average revenue recognized per subscription. Additionally, the year-over-year increase in subscription revenue attributable to BoardEx was negatively impacted by an approximate 11% reduction in the foreign exchange rate in the second quarter of 2017 compared to the second quarter of 2016 as a result of the strengthening of the U.S. Dollar.

B2B revenue attributable to RateWatch increased by approximately $138 thousand, or 8%, in the second quarter of 2017 as compared to the second quarter of 2016. RateWatch subscription revenue increased by approximately $68 thousand, or 4%, due to a 9% increase in the average revenue recognized per subscription, partially offset by a 5% decline in the weighted-average number of subscriptions. Additionally, information services revenue from one-time reports sold by RateWatch increased by approximate $70 thousand, or 40%.

Business to consumer. Our B2C business generates revenue primarily from premium subscription products and advertising.

B2C revenue decreased by approximately $657 thousand, or 7%, in the second quarter of 2017 as compared to the second quarter of 2016. This decrease was due to an approximate $747 thousand, or 13%, decline in revenue generated from premium subscription products, which had a 15% decrease in the weighted-average number of subscriptions, partially offset by a 2% increase in the average revenue recognized per subscription. Additionally, licensing and syndication revenue declined by approximately $108 thousand, or 23%. Partially offsetting these declines was approximately $120 thousand of event related revenue (there was no business to consumer event revenue during 2016), and an increase in advertising revenue of approximately $78 thousand, or 3%, when compared to the prior year.

Operating Expense

Cost of Services

	For the Three Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Cost of services:
The Deal / BoardEx	$2,266,166	38%	$3,055,673	53%	-26%
RateWatch	489,251	26%	513,654	29%	-5%
Total Business to business	2,755,417	35%	3,569,327	47%	-23%
Business to consumer	3,949,205	49%	4,575,550	52%	-14%
Total cost of services	$6,704,622	42%	$8,144,877	50%	-18%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $790 thousand, or 26%, in the second quarter of 2017 as compared to the second quarter of 2016. This decrease was primarily the result of reduced employee compensation and related payroll taxes combined with lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans, and lower outside reporter, contributor revenue share and event related costs, the aggregate of which decreased by approximately $766 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $122 thousand. These cost decreases were partially offset by an increase in hosting, internet access and consulting fees, the aggregate of which increased by approximately $127 thousand.

Cost of services expense attributable to RateWatch decreased by $24 thousand, or 5%, in the second quarter of 2017 as compared to the second quarter of 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes combined with lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by $71 thousand. These cost decreases were partially offset by an approximate $29 thousand increase in corporate expense allocations.

Cost of services expense attributable to our business to consumer business decreased by approximately $626 thousand, or 14%, in the second quarter of 2017 as compared to the second quarter of 2016. The decrease was primarily the result of reduced outside reporter, contributor revenue share costs, decreased employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $556 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $170 thousand. These cost decreases were partially offset by an increase in hosting and internet access costs, the aggregate of which increased by approximately $113 thousand.

Sales and Marketing

	For the Three Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Sales and marketing:
The Deal / BoardEx	$1,409,951	24%	$1,450,218	25%	-3%
RateWatch	378,939	20%	324,306	18%	17%
Total Business to business	1,788,890	23%	1,774,524	24%	1%
Business to consumer	1,788,931	22%	2,238,637	26%	-20%
Total sales and marketing	$3,577,821	22%	$4,013,161	25%	-11%

 Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense attributable to The Deal / BoardEx decreased by approximately $40 thousand, or 3%, in the second quarter of 2017 as compared to the second quarter of 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans, and decreased travel and entertainment costs, the aggregate of which decreased by approximately $123 thousand. These cost savings were partially offset by higher corporate expense allocations totaling approximately $78 thousand.

Sales and marketing expense attributable to our RateWatch business increased by approximately $55 thousand, or 17%, in the second quarter of 2017 as compared to the second quarter of 2016. The increase was primarily the result of an approximate $44 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $450 thousand, or 20%, in the second quarter of 2017 as compared to the second quarter of 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans, reduced advertising and promotion expense and lower consulting fees, the aggregate of which decreased by approximately $507 thousand. The decrease was partially offset by a $33 thousand cost increase related to an expanded business analytics group designed to provide management with information needed to improve business results.

General and Administrative

	For the Three Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
General and administrative:
The Deal / BoardEx	$1,896,127	32%	$1,764,520	31%	7%
RateWatch	512,568	27%	632,858	36%	-19%
Total Business to business	2,408,695	31%	2,397,378	32%	0%
Business to consumer	1,443,757	18%	1,482,013	17%	-3%
Total general and administrative	$3,852,452	24%	$3,879,391	24%	-1%

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense attributable to The Deal / BoardEx business increased by approximately $132 thousand, or 7%, in the second quarter of 2017 as compared to the second quarter of 2016. The increase was primarily the result of transaction losses caused by the fluctuation in foreign currency exchange rates, partially offset by reduced employee compensation and related payroll taxes, which decreased by approximately $120 thousand.

General and administrative expense attributable to our RateWatch business decreased by approximately $120 thousand, or 19%, in the second quarter of 2017 as compared to the second quarter of 2016. The decrease was primarily the result of reduced recruiting costs and decreased employee compensation and related payroll taxes, the aggregate of which decreased by approximately $59 thousand. Also contributing to the decrease was an approximate $56 thousand reduction in corporate expense allocations.

General and administrative expense attributable to our business to consumer business decreased by approximately $38 thousand, or 3%, in the second quarter of 2017 as compared to the second quarter of 2016. The decrease was primarily the result of an approximate $99 thousand reduction in corporate expense allocations combined with approximately $30 thousand of reduced occupancy costs. These cost decreases were partially offset by increased expense related to an expanded business analytics group designed to provide management with information needed to improve business results, and higher bad debt expense, the aggregate of which increased by approximately $88 thousand.

Depreciation and Amortization

	For the Three Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Depreciation and amortization:
The Deal / BoardEx	$724,771	12%	$608,491	11%	19%
RateWatch	375,340	20%	266,723	15%	41%
Total Business to business	1,100,111	14%	875,214	12%	26%
Business to consumer	202,382	2%	97,100	1%	108%
Total depreciation and amortization	$1,302,493	8%	$972,314	6%	34%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $330 thousand, or 34%, in the second quarter of 2017 as compared to the second quarter of 2016. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects.

Restructuring and Other Charges

	For the Three Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Restructuring and other charges:
The Deal / BoardEx	$—	N/A	$53,390	1%	-100%
RateWatch	—	N/A	17,771	1%	-100%
Total Business to business	—	N/A	71,161	1%	-100%
Business to consumer	—	N/A	91,797	1%	-100%
Total restructuring and other charges	$—	N/A	$162,958	1%	-100%

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

Net Interest Income (Expense)

	For the Three Months Ended June 30,		Percent
	2017	2016	Change
Net interest income (expense)	$10,285	$(11,599)	189%

Net interest income totaled approximately $10 thousand in the second quarter of 2017 as compared to net interest expense approximating $12 thousand in the second quarter of 2016. The change was primarily the result of reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Three Months Ended June 30,		Percent
	2017	2016	Change
Provision for income taxes	$187,758	$318,748	-41%

Income tax expense for the three months ended June 30, 2017 was approximately $188 thousand, as compared to approximately $319 thousand for the three months ended June 30, 2016, and reflects an effective tax rate of 35% and -36%, respectively. Income tax expense for the three months ended June 30, 2017 and 2016 primarily relates to the recognition of $148 thousand and $281 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $40 thousand and $38 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for the three months ended June 30, 2017 totaled approximately $345 thousand, or $0.01 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.2 million, or $0.03 per basic and diluted share, for the three months ended June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and June 30, 2016

Revenue

	For the Six Months Ended June 30,
	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change
Revenue:
The Deal / BoardEx	$11,466,671	37%	$11,033,552	34%	4%
RateWatch	3,775,515	12%	3,630,407	11%	4%
Total Business to business	15,242,186	49%	14,663,959	45%	4%
Business to consumer	15,997,856	51%	17,698,000	55%	-10%
Total revenue	$31,240,042	100%	$32,361,959	100%	-3%

Business to business

B2B revenue attributable to The Deal / BoardEx segment increased by approximately $433 thousand, or 4%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was primarily due to an approximate $472 thousand, or 10%, increase in BoardEx subscription revenue, which had a 7% increase in the weighted-average number of subscriptions and a 3% increase in the average revenue recognized per subscription. Additionally, BoardEx revenue from one-time projects totaled approximately $104 thousand (there were no one-time projects during 2016), and revenue from The Deal events/conferences increased by approximately $57 thousand, or 11%. The increase in revenue attributable to The Deal / BoardEx segment was offset by an approximate $208 thousand, or 4%, decrease in subscription revenue from The Deal products, which had a 6% decline in the weighted-average number of subscriptions partially offset by a 2% increase in the average revenue recognized per subscription. Additionally, the year-over-year increase in subscription revenue attributable to BoardEx was negatively impacted by an approximate 12% reduction in the foreign exchange rate during the six months ended June 2017 as compared to the six months ended June 2016 resulting from the strengthening of the U.S. Dollar.

B2B revenue attributable to RateWatch increased by approximately $145 thousand, or 4%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. RateWatch subscription revenue increased by approximately $81 thousand, or 3%, due to a 7% increase in the average revenue recognized per subscription, partially offset by a 4% decline in the weighted-average number of subscriptions. Additionally, information services revenue from one-time reports sold by RateWatch increased by approximate $64 thousand, or 14%.

Business to consumer

B2C revenue decreased by approximately $1.7 million, or 10%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was primarily due to an approximate $1.8 million, or 15%, decline in revenue generated from premium subscription products, which had a 16% decrease in the weighted-average number of subscriptions, partially offset by a 1% increase in the average revenue recognized per subscription. Additionally, licensing and syndication revenue declined by approximately $195 thousand, or 22%. Partially offsetting these declines was an increase in advertising revenue of approximately $154 thousand, or 3%, when compared to the prior year and approximately $120 thousand of event related revenue (there was no business to consumer event revenue during 2016).

Operating Expense

Cost of Services

	For the Six Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Cost of services:
The Deal / BoardEx	$4,492,272	39%	$5,687,871	52%	-21%
RateWatch	956,068	25%	1,017,746	28%	-6%
Total Business to business	5,448,340	36%	6,705,617	46%	-19%
Business to consumer	8,537,711	53%	9,325,816	53%	-8%
Total cost of services	$13,986,051	45%	$16,031,433	50%	-13%

Cost of services

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $1.2 million, or 21%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans, lower outside reporter, contributor revenue share and event related costs, the aggregate of which decreased by approximately $1.2 million. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $243 thousand. These cost decreases were partially offset by an increase in hosting, internet access and consulting fees, the aggregate of which increased by approximately $286 thousand.

Cost of services expense attributable to RateWatch decreased by $62 thousand, or 6%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by $138 thousand. These cost decreases were partially offset by an approximate $45 thousand increase in corporate expense allocations and higher hosting and internet access costs totaling approximately $22 thousand.

Cost of services expense attributable to our business to consumer business decreased by approximately $788 thousand, or 8%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of reduced outside reporter, contributor revenue share costs, lower employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $787 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $376 thousand. These cost decreases were partially offset by an increase in hosting, internet access and consulting fees, the aggregate of which increased by approximately $303 thousand.

Sales and Marketing

	For the Six Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Sales and marketing:
The Deal / BoardEx	$2,677,835	23%	$2,707,857	25%	-1%
RateWatch	732,324	19%	657,757	18%	11%
Total Business to business	3,410,159	22%	3,365,614	23%	1%
Business to consumer	3,711,014	23%	4,531,973	26%	-18%
Total sales and marketing	$7,121,173	23%	$7,897,587	24%	-10%

Sales and marketing

Sales and marketing expense attributable to The Deal / BoardEx decreased by approximately $30 thousand, or 1%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans and decreased employee travel and entertainment expense, the aggregate of which decreased by approximately $168 thousand. These cost decreases were partially offset by an approximate $151 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our RateWatch business increased by approximately $75 thousand, or 11%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily the result of an approximate $73 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $821 thousand, or 18%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans, and lower advertising and promotion, consulting and advertising serving costs, the aggregate of which decreased by approximately $885 thousand. These cost decreases were partially offset by an approximate $79 thousand increase in corporate expense allocations.

General and Administrative

	For the Six Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
General and administrative:
The Deal / BoardEx	$3,830,137	33%	$4,101,839	37%	-7%
RateWatch	1,051,566	28%	1,616,843	45%	-35%
Total Business to business	4,881,703	32%	5,718,682	39%	-15%
Business to consumer	2,996,801	19%	3,274,615	19%	-8%
Total general and administrative	$7,878,504	25%	$8,993,297	28%	-12%

General and administrative

General and administrative expense attributable to The Deal / BoardEx business decreased by approximately $272 thousand, or 7%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $191 thousand. Also contributing to the cost decrease was reduced corporate expense allocations totaling approximately $501 thousand. These cost decreases were partially offset by increased expenses resulting from transaction losses caused by the fluctuation in foreign currency exchange rates.

General and administrative expense attributable to our RateWatch business decreased by approximately $565 thousand, or 35%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans, a reduction in the Company’s matching portion of employee contributions to 401-K plans, the absence in 2017 of moving costs incurred in the first quarter of 2016 as RateWatch relocated to a new facility, and decreased recruiting fees, the aggregate of which decreased by approximately $156 thousand. Also contributing to the decrease was an approximate $369 thousand reduction in corporate expense allocations.

General and administrative expense attributable to our business to consumer business decreased by approximately $278 thousand, or 8%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The decrease was primarily the result of an approximate $403 thousand reduction in corporate expense allocations combined with approximately $61 thousand of reduced occupancy costs. These cost decreases were partially offset by increased expense related to an expanded business analytics group designed to provide management with information needed to improve business results combined with an increase in bad debt expense resulting from a cash collection during the first quarter of 2016 related to an account that had been fully reserved in a prior period, the aggregate of which increased by approximately $191 thousand.

Depreciation and Amortization

	For the Six Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Depreciation and amortization:
The Deal / BoardEx	$1,406,913	12%	$1,205,574	11%	17%
RateWatch	708,335	19%	524,677	14%	35%
Total Business to business	2,115,248	14%	1,730,251	12%	22%
Business to consumer	366,777	2%	185,219	1%	98%
Total depreciation and amortization	$2,482,025	8%	$1,915,470	6%	30%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $567 thousand, or 30%, in the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects.

Restructuring and Other Charges

	For the Six Months Ended June 30,
	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
Restructuring and other charges:
The Deal / BoardEx	$47,464	0%	$497,298	5%	-90%
RateWatch	(619)	-0%	180,515	5%	-100%
Total Business to business	46,845	0%	677,813	5%	-93%
Business to consumer	152,134	1%	865,197	5%	-82%
Total restructuring and other charges	$198,979	1%	$1,543,010	5%	-87%

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

Net Interest Income (Expense)

	For the Six Months Ended June 30,		Percent
	2017	2016	Change
Net interest income (expense)	$18,056	$(12,094)	249%

Net interest income totaled approximately $18 thousand in the six months ended June 30, 2017 as compared to net interest expense approximating $12 thousand in the six months ended June 30, 2016. The change was primarily the result of reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Six Months Ended June 30,		Percent
	2017	2016	Change
Provision for income taxes	$374,062	$623,876	-40%

Income tax expense for the six months ended June 30, 2017 was approximately $374 thousand, as compared to approximately $624 thousand for the six months ended June 30, 2016, and reflects an effective tax rate of -92% and -15%, respectively. Income tax expense for the six months ended June 30, 2017 and 2016 primarily relates to the recognition of $297 thousand and $562 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $77 thousand and $62 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Income (Loss) Attributable to Common Stockholders

Net loss attributable to common stockholders for the six months ended June 30, 2017 totaled approximately $783 thousand, or $0.02 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $4.7 million, or $0.13 per basic and diluted share, for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our current assets at June 30, 2017 consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses. We do not hold inventory. Our current liabilities at June 30, 2017 consisted primarily of deferred revenue, accrued expenses and accounts payable. At June 30, 2017, our current assets were approximately $30.3 million, 7% less than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of June 30, 2017, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $25.4 million, representing 32% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.5 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$23,384,260	$21,371,122
Marketable securities	1,544,750	1,550,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$25,429,010	$23,421,122

 Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $3.1 million for the six months ended June 30, 2017, as compared to net cash provided by operating activities totaling approximately $708 thousand for the six months ended June 30, 2016. The increase in net operating cash was primarily the result of the decrease in our net loss combined with the change in the balance of deferred revenue, partially offset by the change in the balance of accrued expenses and accounts payable.

Net cash used in investing activities totaled approximately $1.3 million for the six months ended June 30, 2017, as compared to net cash used in investing activities totaling approximately $1.6 million for the six months ended June 30, 2016. The decrease in cash used in investing activities was the result of reduced capital expenditures.

Net cash used in financing activities totaled approximately $78 thousand for the six months ended June 30, 2017, as compared to cash used in financing activities totaling approximately $17 thousand for the six months ended June 30, 2016. The increase in net cash used in financing activities was primarily the result of the timing of cash dividend payments by the Company related to the vesting and issuance of RSU shares.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.0 million through June 30, 2018, primarily related to operating leases and minimum payments due under an employment agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program, or the Program, under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the six months ended June 30, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2017, the Company had withheld an aggregate of 1,864,145 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

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

Following our acquisition of BoardEx, we have greater exposure to fluctuations in foreign currency exchange rates, in particular with respect to the British pound. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in exchange rates. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results. Because we conduct a growing portion of our business outside the U.S. but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. dollar strengthens relative to the British pound, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to the British pound would increase our non-U.S. revenue and operating results when translated into U.S. dollars. We do not engage in currency hedging or have any positions in derivative instruments to hedge our currency risk.

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $510 thousand reduction to revenue for the six months ended June 30, 2017, with an offsetting reduction to operating expenses of $324 thousand for the six months ended June 30, 2017, and a decrease in the value of the Company’s assets and liabilities as of June 30, 2017 of approximately $1.6 million and $462 thousand, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. During the six months ended June 30, 2017, there were no material changes to the risk factors described in our 2016 Form 10-K.

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

35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: August 4, 2017	By:	/s/ David Callaway
		Name:	David Callaway
		Title:	President & Chief Executive Officer
(principal executive officer)

Date: August 4, 2017	By:	/s/ Eric F. Lundberg
		Name:	Eric F. Lundberg
		Title:	Chief Financial Officer (principal financial officer)

36

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

37