Form 10-Q
period 2017-09-30
THESTREET, INC.
filed 2017-11-13
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer   ☐    Accelerated filer   ☐    Non-accelerated filer   ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Class	Number of Shares Outstanding as of November 10, 2017
Common Stock, par value $0.01 per share	49,013,925

TheStreet, Inc.

Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2017

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

Part I – FINANCIAL INFORMATION

Item 1.           Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
assets	(unaudited)
Current Assets:
Cash and cash equivalents	$23,990,179	$21,371,122
Accounts receivable, net of allowance for doubtful accounts of $331,793 as of September 30, 2017 and $316,204 as of December 31, 2016	4,809,393	5,119,959
Other receivables, net	309,832	358,266
Prepaid expenses and other current assets	2,014,597	1,416,956
Total current assets	31,124,001	28,266,303

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,420,056 as of September 30, 2017 and $5,682,286 as of December 31, 2016	2,834,366	3,550,007
Marketable securities	1,600,250	1,550,000
Other assets	302,091	285,843
Goodwill	29,408,292	29,183,141
Other intangible assets, net of accumulated amortization of $22,545,755 as of September 30, 2017 and $20,134,178 as of December 31, 2016	14,399,003	15,127,818
Restricted cash	500,000	500,000
Total Assets	$80,168,003	$78,463,112

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,189,424	$2,526,034
Accrued expenses	3,563,019	5,115,558
Deferred revenue	24,338,054	22,476,962
Other current liabilities	1,906,511	983,799
Total current liabilities	31,997,008	31,102,353
Noncurrent Liabilities:
Deferred tax liability	2,481,303	2,036,487
Other noncurrent liabilities	2,146,454	3,274,816
Total liabilities	36,624,765	36,413,656

Stockholders’ Equity:
Preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of September 30, 2017 and December 31, 2016; the aggregate liquidation preference totals $55,000,000 as of September 30, 2017 and December 31, 2016	55	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 43,404,372 shares issued and 35,872,589 shares outstanding as of September 30, 2017, and 42,936,906 shares issued and 35,421,217 shares outstanding as of December 31, 2016	434,044	429,369
Additional paid-in capital	272,345,333	271,143,445
Accumulated other comprehensive loss	(5,005,790)	(5,898,305)
Treasury stock at cost; 7,531,783 shares as of September 30, 2017 and 7,515,689 shares as of December 31, 2016	(13,223,610)	(13,211,141)
Accumulated deficit	(211,006,794)	(210,413,967)
Total stockholders’ equity	43,543,238	42,049,456
Total liabilities and stockholders’ equity	$80,168,003	$78,463,112

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Business to business	$7,870,124	$7,215,910	$23,112,310	$21,879,869
Business to consumer	7,382,672	7,997,944	23,380,528	25,695,944
Total revenue	15,252,796	15,213,854	46,492,838	47,575,813

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	6,645,804	7,924,852	20,631,855	23,956,285
Sales and marketing	3,077,783	3,736,815	10,198,956	11,634,402
General and administrative	3,882,898	3,937,226	11,761,402	12,930,523
Depreciation and amortization	1,352,760	1,080,651	3,834,785	2,996,121
Restructuring and other charges	—	(582,519)	198,979	960,491
Total operating expense	14,959,245	16,097,025	46,625,977	52,477,822
Operating income (loss)	293,551	(883,171)	(133,139)	(4,902,009)
Net interest income (expense)	8,168	(12,179)	26,224	(24,273)
Net income (loss) before income taxes	301,719	(895,350)	(106,915)	(4,926,282)
Provision for income taxes	111,850	325,781	485,912	949,657
Net income (loss)	$189,869	$(1,221,131)	$(592,827)	$(5,875,939)

Net income (loss) per share:
Basic net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.17)
Diluted net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.17)

Weighted average basic shares outstanding	35,869,751	35,253,930	35,710,049	35,228,863
Weighted average diluted shares outstanding	36,142,548	35,253,930	35,710,049	35,228,863

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$189,869	$(1,221,131)	$(592,827)	$(5,875,939)
Foreign currency translation (loss) gain	(158,076)	(630,567)	842,265	(2,835,673)
Unrealized gain (loss) on marketable securities	55,500	20,000	50,250	(100,000)
Comprehensive income (loss)	$87,293	$(1,831,698)	$299,688	$(8,811,612)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(592,827)	$(5,875,939)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,205,978	1,152,025
Provision for (recovery of) doubtful accounts	69,260	(13,892)
Depreciation and amortization	3,834,785	2,996,121
Deferred taxes	444,816	842,176
Restructuring and other charges	—	105,113
Deferred rent	(394,839)	(547,350)
Changes in operating assets and liabilities:
Accounts receivable	332,707	1,465,800
Other receivables	49,336	266,451
Prepaid expenses and other current assets	(582,693)	(393,861)
Other assets	(4,417)	3,999
Accounts payable	(344,356)	40,502
Accrued expenses	(1,573,044)	(38,541)
Deferred revenue	1,719,817	(1,404,244)
Other current liabilities	(540)	(208,328)
Other liabilities	—	99,475
Net cash provided by (used in) operating activities	4,163,983	(1,510,493)

Cash Flows from Investing Activities:
Restricted cash	—	161,250
Capital expenditures	(1,832,925)	(2,707,638)
Net cash used in investing activities	(1,832,925)	(2,546,388)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,245)	(12,492)
Shares withheld on RSU vesting to pay for withholding taxes	(12,469)	(5,057)
Net cash used in financing activities	(80,714)	(17,549)

Effect of foreign exchange rate changes on cash and cash equivalents	368,713	(425,091)

Net increase (decrease) in cash and cash equivalents	2,619,057	(4,499,521)
Cash and cash equivalents, beginning of period	21,371,122	28,445,416
Cash and cash equivalents, end of period	$23,990,179	$23,945,895

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

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and the condensed statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2017, its results of consolidated operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016. The financial data and other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2017 or for any other future annual or interim period.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt this guidance on January 1, 2018.

The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. The Company has established an implementation team, including external advisers, and has commenced the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change.

Upon adoption, the Company will recognize revenue from contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to customers.

The Company plans to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. Until the Company completes testing of the new revenue recognition standard, the Company does not anticipate being able to provide the impact of the new standard on the Balance Sheets or Statements of Operations however from the initial review and assessment of a sample of contracts with customers the Company does not anticipate the new accounting pronouncement to have a material impact on the Company’s financial statements, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the effect the standard will have on its financial statements, however the Company does not lease any office equipment and our office space leases are the only leases with a term longer than 12 months.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. ASU 2016-13 is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Based upon the level and makeup of our financial receivables, past loss activity and current known activity regarding our outstanding receivables, we do not expect that the adoption of this new standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The pending adoption of this new standard is not expected to have a material impact on our consolidated statement of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18). ASU 2016-18 addresses the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents changes in its restricted cash separately on its condensed consolidated statements of cash flows. The pending adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity would perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We will adopt ASU 2017-04 upon the preparation of our annual goodwill impairment test in the fourth quarter of 2017. The pending adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”). ASU 2017-09 provides an accounting framework applicable to modifications of share-based payments, and defines a modification as “a change in any of the terms or conditions of a share-based payment award.” The guidance in ASU 2017-09 is required for annual or interim reporting periods beginning after December 15, 2017, with early adoption permitted. The pending adoption of this standard is not expected to have a material impact on our consolidated financial statements.

2.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of September 30, 2017 and December 31, 2016, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.6 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net income (loss) as they are deemed temporary. Additionally, as of September 30, 2017 and December 31, 2016, the Company has a total of approximately $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$23,990,179	$21,371,122
Marketable securities	1,600,250	1,550,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$26,090,429	$23,421,122

3.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of September 30, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$23,990,179	$23,990,179	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,600,250	—	—	1,600,250
Contingent earn-out (3)	940,815	—	—	940,815
Total at fair value	$27,031,244	$24,490,179	$—	$2,541,065

	As of December 31, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$21,371,122	$21,371,122	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,550,000	—	—	1,550,000
Contingent earn-out (3)	907,657	—	—	907,657
Total at fair value	$24,328,779	$21,871,122	$—	$2,457,657

(1)	Cash and cash equivalents and restricted cash, totaling approximately $24.5 million and $21.9 million as of September 30, 2017 and December 31, 2016, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.6 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2017, the Company determined there was a decline in the fair value of its ARS investments of approximately $250 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The probability of achieving each benchmark is based on Management’s assessment of the projected 2017 revenue. The present value of each probability weighted payment was calculated by discounting the probability weighted payment by the corresponding present value factor.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2016	$1,550,000
Change in fair value of investment	50,250
Balance September 30, 2017	$1,600,250

Contingent Earn-Out
Balance December 31, 2016	$907,657
Accretion to net present value	33,158
Balance September 30, 2017	$940,815

4.	STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the nine months ended September 30, 2017 and 2016 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the nine months ended September 30, 2017 and 2016 was $0.27 and $0.37, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2017	2016
Expected option lives	3.7 years	4.5 years
Expected volatility	37.64%	34.78%
Risk-free interest rate	1.55%	1.11%
Expected dividend yield	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2017 and 2016 was $0.90 and $1.30, respectively.

As of September 30, 2017, there remained approximately 1.2 million shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded approximately $401 thousand and $1.2 million of noncash stock-based compensation for the three and nine month periods ended September 30, 2017, respectively, as compared to $407 thousand and $1.3 million (inclusive of approximately $105 thousand included in restructuring and other charges) of noncash stock-based compensation expense for the three and nine month periods ended September 30, 2016, respectively.

A summary of the activity of the 2007 Plan, and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2016	5,900,731	$1.52
Options granted	135,000	$0.90
Options exercised	—	N/A
Options forfeited	(27,923)	$1.15
Options expired	(623,714)	$1.78
Awards outstanding at September 30, 2017	5,384,094	$1.47	$48	3.59
Awards vested and expected to vest at September 30, 2017	5,350,569	$1.47	$47	3.58
Awards exercisable at September 30, 2017	3,491,073	$1.62	$10	2.48

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2016	717,995
Restricted stock units granted	565,599
Restricted stock units settled by delivery of Common Stock upon vesting	(467,466)
Restricted stock units forfeited	(46,389)
Awards outstanding at September 30, 2017	769,739	$831	0.63
Awards expected to vest at September 30, 2017	763,739	$825	0.54

A summary of the status of the Company’s unvested stock-based payment awards as of September 30, 2017 and changes in the nine months then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2016	3,936,427	$0.62
Shares underlying options granted	135,000	$0.27
Shares underlying restricted stock units granted	565,599	$0.90
Shares underlying options vested	(1,432,488)	$0.38
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(467,466)	$1.15
Shares underlying options forfeited	(27,923)	$0.37
Shares underlying restricted stock units cancelled	(46,389)	$1.20
Shares underlying awards unvested at September 30, 2017	2,662,760	$0.70

For the nine months ended September 30, 2017 and 2016, the total fair value of stock-based awards vested was approximately $952 thousand and $389 thousand, respectively. For the nine months ended September 30, 2017 and 2016, the total intrinsic value of options exercised was $0 and $0, respectively (there were no options exercised during either period). For the nine months ended September 30, 2017 and 2016, approximately 135 thousand and 2.9 million stock options, respectively, were granted, and no stock options were exercised in either period yielding $0 of cash proceeds to the Company. Additionally, for the nine months ended September 30, 2017 and 2016, approximately 566 thousand and 558 thousand restricted stock units, respectively, were granted, and approximately 467 thousand and 136 thousand shares, respectively, were issued under restricted stock unit grants. For the nine months ended September 30, 2017 and 2016, the total intrinsic value of restricted stock units that vested was approximately $409 thousand and $193 thousand, respectively. As of September 30, 2017 and 2016, the total intrinsic value of awards outstanding was approximately $879 thousand and $1.3 million, respectively. As of September 30, 2017, there was approximately $1.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.18 years.

5.	STOCKHOLDERS’ EQUITY

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine months ended September 30, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the amount of applicable withholding taxes then due. Through September 30, 2017, the Company had withheld an aggregate of 1,866,759 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

During the nine months ended September 30, 2017 and 2016, we did not declare any cash dividends on our Common Stock or Series B Preferred Stock.

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

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s convertible preferred stock (using the if-converted method). For the three months ended September 30, 2016, approximately 1.4 million unvested restricted stock units and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share. For the nine months ended September 30, 2017 and 2016, approximately 569 thousand and 1.2 million unvested restricted stock units and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$189,869	$(1,221,131)	$(592,827)	$(5,875,939)
Denominator:

Weighted average basic shares outstanding	35,869,751	35,253,930	35,710,049	35,228,863

Weighted average diluted shares outstanding	36,142,548	35,253,930	35,710,049	35,228,863

Net income (loss) per share:
Basic net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.17)
Diluted net income (loss) attributable to common stockholders	$0.01	$(0.03)	$(0.02)	$(0.17)

8.	INCOME TAXES

Income tax expense for the three and nine months ended September 30, 2017 was approximately $112 thousand and $486 thousand, respectively, and reflects an effective tax rate of 37% and -454%, respectively, as compared to approximately $326 thousand and $950 thousand, respectively, for the three and nine months ended September 30, 2016, reflecting an effective tax rate of -36% and -19%, respectively. Income tax expense for the three and nine months ended September 30, 2017 primarily relates to the recognition of $148 thousand and $445 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of a $36 thousand credit and $41 thousand expense, respectively, of income tax in certain jurisdictions where there are no net operating losses available to offset taxable income. Income tax expense for the three and nine months ended September 30, 2016 primarily relates to the recognition of $281 thousand and $842 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $45 thousand and $108 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

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

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2017 and December 31, 2016, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the three and nine months ended September 30, 2017 and 2016, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2017 and December 31, 2016, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

During the year ended December 31, 2012, the Company implemented a targeted reduction in force. Additionally, in assessing the ongoing needs of the organization, the Company elected to discontinue using certain software as a service, consulting and data providers, and elected to write-off certain previously capitalized software development projects. The actions were taken after a review of the Company’s cost structure with the goal of better aligning the cost structure with the Company’s revenue base. These restructuring efforts resulted in restructuring and other charges of approximately $3.4 million during the year ended December 31, 2012. Additionally, as a result of the Company’s acquisition of The Deal, LLC (“The Deal”) in September 2012, the Company discontinued the use of The Deal’s office space and implemented a reduction in force to eliminate redundant positions, resulting in restructuring and other charges of approximately $3.5 million during the year ended December 31, 2012. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term and recorded an adjustment to its restructuring reserve totaling approximately $1.2 million during the three months ended September 30, 2015 and a lease termination credit of approximately $583 thousand when the office space was vacated in August 2016. Collectively, these activities are referred to as the “2012 Restructuring”. As of December 31, 2016, there was no remaining balance in the 2012 Restructuring reserve account.

The following table displays the activity of the 2012 Restructuring reserve account during the nine months ended September 30, 2016.

Lease Termination
Balance December 31, 2015	$99,309
Payments net of sublease receipts	(77,609)
Balance September 30, 2016	$21,700

11.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2017	December 31, 2016
Deferred rent	$1,506,965	$1,904,319
Acquisition contingent earn-out	—	907,657
Deferred revenue	581,313	460,748
Other	58,176	2,092
Total other liabilities	$2,146,454	$3,274,816

12.	STATE AND MUNICIPAL SALES TAX

In accordance with generally accepted accounting principles, we make a provision for a liability for taxes when it is both probable that a liability has been incurred and the amount of the liability can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. For a period of time, we did not collect or remit state or municipal sales tax on the charges to our customers for our services in certain states, except that we historically complied with New York sales tax. As such, we recorded a reserve totaling approximately $1.4 million during the six months ended June 30, 2016 as our best estimate of the potential tax exposure for any retroactive assessment. The Company concluded its review of sales tax exposure during the fourth quarter of 2016 which resulted in a reduction to that estimate totaling $700 thousand. As of September 30, 2017, no provision remains.

13.	SEGMENT AND GEOGRAPHIC DATA

Segments

Effective October 1, 2016 as a result of organizational changes related to our new management team, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in three segments: (i) The Deal / BoardEx and (ii) RateWatch, which comprise our business to business segment, and (iii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. We have revised our financial results for the three and nine months ended September 30, 2016 to conform to the current segment presentation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2017	2016	2017	2016
- The Deal / BoardEx	$5,951,582	$5,429,641	$17,418,253	$16,463,193
- RateWatch	1,918,542	1,786,269	5,694,057	5,416,676
Total business to business	7,870,124	7,215,910	23,112,310	21,879,869
- Business to consumer	7,382,672	7,997,944	23,380,528	25,695,944
Total	$15,252,796	$15,213,854	$46,492,838	$47,575,813

Operating income (loss):
- The Deal / BoardEx	$(356,519)	$(315,527)	$(1,344,469)	$(3,482,414)
- RateWatch	212,600	151,288	540,441	(215,843)
Total business to business	(143,919)	(164,239)	(804,028)	(3,698,257)
- Business to consumer	437,470	(718,932)	670,889	(1,203,752)
Total	$293,551	$(883,171)	$(133,139)	$(4,902,009)

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

During the nine months ended September 30, 2017 and 2016, substantially all of the Company’s revenue was from customers in the United States and substantially all of our long-lived assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

14. SUBSEQUENT EVENTS

Exchange Agreement

On November 10, 2017, TheStreet, Inc. (the “Company”) entered into an Exchange Agreement (the “Exchange Agreement”) with TCV VI, L.P., a Delaware limited partnership (“TCV VI”), and TCV Member Fund, L.P., a Cayman Islands exempted limited partnership (“TCV Member Fund” and, together with TCV VI, the “TCV Holders”), which provided for, among other things, the exchange by the TCV Holders of all shares of Series B Preferred Stock of the Company held by them for an aggregate of (i) 6,000,000 shares of newly issued common stock, par value $0.01 per share of the Company (“Common Stock”) and (ii) cash consideration in the amount of $20,000,000 (the “Exchange Transaction”). The Exchange Transaction closed on November 10, 2017. The retirement of the Series B Preferred Stock removes, among other rights of the TCV Holders and restrictions on the Company, a $55 million liquidation preference previously held by TCV.

Purchase Agreement

On November 10, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 180 Degree Capital Corp. (“180 Degree Capital”) and TheStreet SPV Series, a limited liability company series of 180 Degree Capital Management, LLC (the “Investors”), pursuant to which the Company sold and issued 7,136,363 shares of its Common Stock, to the Investors at a purchase price of $1.10 per Common Stock in a closing that occurred on November 10, 2017 (the “Financing Transaction”). The closing bid price of the Company’s Common Stock as reported by NASDAQ on November 9, 2017, was $0.92 per share, and the Financing Transaction closed on November 10, 2017.

Registration Rights Agreement

In connection with the Exchange and Financing Transaction, the Company agreed to register the shares for resale and the Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission within 90 days of the closing. The TCV Holders and the Investors received additional registration rights as set forth in the transaction documents.

Amended and Restated Employment Agreement

On November 8, 2017, the Company and James Cramer entered into an amended and restated employment agreement with a new four-year term commencing January 1, 2018 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Cramer will author articles for the Company’s publications, provide online video content for the Company’s websites, participate in events and provide reasonable promotional and other services, subject to his personal and professional availability, effective January 1, 2018 through December 31, 2021.

In consideration for providing these services, Mr. Cramer will receive a royalty based on the total net revenues of the Company’s consumer subscription products as well as revenues from investor and conference programs, presentations or events offered by the Company in which Mr. Cramer is advertised or serves as a presenter, speaker, participant or panelist. The annual minimum royalty shall not be less than $2.0 million and effective January 1, 2018, the Company will pay Mr. Cramer a monthly draw against the annual royalty payment equal to $2.5 million. At the end of each year, the Company will prepare a royalty statement and calculate and pay the total royalty payable to Mr. Cramer for such year. To the extent the annual royalty amount exceeds the total monthly draw we paid during the period, then such excess amounts will be paid to Mr. Cramer, to the extent the total monthly draw paid during the period exceeds the annual royalty amount, such excess (up to a maximum of $500,000) shall be recoverable by the Company as set forth in the agreement. In addition, during the term of the Employment Agreement, the Company will pay Mr. Cramer an annual license fee in the amount of $300,000 for the use of his name and likeness, payable in four equal installments of $75,000 on each of January 1, April 1, July 1 and October 1.

Effective January 2, 2018, Mr. Cramer will be granted restricted stock units (“RSUs”) under the Company’s 2007 Performance Incentive Plan covering 1,000,000 shares of the Company’s Common Stock. The RSUs will be payable in shares of Common Stock and will vest and become payable as to 25% of the shares in four equal installments on December 31 of each of 2018, 2019, 2020 and 2021, respectively, subject to Mr. Cramer’s continued service through each such vesting date and other terms as set forth in the applicable award agreement. Upon (i) the consummation of a “change of control” of the Company, (ii) a termination of Mr. Cramer’s employment by the Company without “cause” or (iii) Mr. Cramer’s resignation for “good reason” (as such terms are defined in the Employment Agreement or the award agreement, as applicable), all of the unvested RSUs held by Mr. Cramer will become fully vested.

Mr. Cramer has agreed that, during the term of the Employment Agreement and, if, during the term of the Employment Agreement, either the Company terminates Mr. Cramer’s employment for cause or Mr. Cramer resigns without good reason, for a period of 18 months following such termination of employment, Mr. Cramer will not author articles or columns for any other digital financial publication that competes with the Company without first obtaining the Company’s consent. In addition, subject to certain exceptions, during the term of the Employment Agreement and for a period of 18 months after the cessation of his employment, he will not solicit for employment, in any business enterprise or activity, any person who was employed by the Company during the six months prior to the cessation of his employment.

The Employment Agreement may be terminated by the Company for cause, by Mr. Cramer for good reason, upon Mr. Cramer’s death, disability, upon the dissolution or liquidation of the Company, or by Mr. Cramer for specified events provided under the employment agreement.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the nine months ended September 30, 2017 and 2016, our B2B businesses generated 50% and 46%, respectively, of our total revenue.

Business-to-Consumer

Our business-to-consumer, or B2C, business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products that target varying segments of the retail investing public. Since our inception in 1996, we have distinguished ourselves as a trusted and reliable source for financial news and information with journalistic excellence, an unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Our B2C business generates revenue primarily from premium subscription products and advertising. For the nine months ended September 30, 2017 and 2016, our B2C business generated 50% and 54%, respectively, of our total revenue.

Recent Transactions

Exchange Agreement

On November 10, 2017, TheStreet, Inc. (the “Company”) entered into an Exchange Agreement (the “Exchange Agreement”) with TCV VI, L.P., a Delaware limited partnership (“TCV VI”), and TCV Member Fund, L.P., a Cayman Islands exempted limited partnership (“TCV Member Fund” and, together with TCV VI, the “TCV Holders”), which provided for, among other things, the exchange by the TCV Holders of all shares of Series B Preferred Stock of the Company held by them for an aggregate of (i) 6,000,000 shares of newly issued common stock, par value $0.01 per share of the Company (“Common Stock”) and (ii) cash consideration in the amount of $20,000,000 (the “Exchange Transaction”). The Exchange Transaction closed on November 10, 2017. The retirement of the Series B Preferred Stock removes, among other rights of the TCV Holders and restrictions on the Company, a $55 million liquidation preference previously held by TCV.

Purchase Agreement

On November 10, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with 180 Degree Capital Corp. (“180 Degree Capital”) and TheStreet SPV Series, a limited liability company series of 180 Degree Capital Management, LLC (the “Investors”), pursuant to which the Company sold and issued 7,136,363 shares of its Common Stock, to the Investors at a purchase price of $1.10 per Common Stock in a closing that occurred on November 10, 2017 (the “Financing Transaction”). The closing bid price of the Company’s Common Stock as reported by NASDAQ on November 9, 2017, was $0.92 per share, and the Financing Transaction closed on November 10, 2017.

Registration Rights Agreement

In connection with the Exchange and Financing Transaction, the Company agreed to register the shares for resale and the Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission within 90 days of the closing. The TCV Holders and the Investors received additional registration rights as set forth in the transaction documents.

Amended and Restated Employment Agreement

On November 8, 2017, the Company and James Cramer entered into an amended and restated employment agreement with a new four-year term commencing January 1, 2018 (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Cramer will author articles for the Company’s publications, provide online video content for the Company’s websites, participate in events and provide reasonable promotional and other services, subject to his personal and professional availability, effective January 1, 2018 through December 31, 2021.

In consideration for providing these services, Mr. Cramer will receive a royalty based on the total net revenues of the Company’s consumer subscription products as well as revenues from investor and conference programs, presentations or events offered by the Company in which Mr. Cramer is advertised or serves as a presenter, speaker, participant or panelist. The annual minimum royalty shall not be less than $2.0 million and effective January 1, 2018, the Company will pay Mr. Cramer a monthly draw against the annual royalty payment equal to $2.5 million. At the end of each year, the Company will prepare a royalty statement and calculate and pay the total royalty payable to Mr. Cramer for such year. To the extent the annual royalty amount exceeds the total monthly draw we paid during the period, then such excess amounts will be paid to Mr. Cramer, to the extent the total monthly draw paid during the period exceeds the annual royalty amount, such excess (up to a maximum of $500,000) shall be recoverable by the Company as set forth in the agreement. In addition, during the term of the Employment Agreement, the Company will pay Mr. Cramer an annual license fee in the amount of $300,000 for the use of his name and likeness, payable in four equal installments of $75,000 on each of January 1, April 1, July 1 and October 1.

Effective January 2, 2018, Mr. Cramer will be granted restricted stock units (“RSUs”) under the Company’s 2007 Performance Incentive Plan covering 1,000,000 shares of the Company’s Common Stock. The RSUs will be payable in shares of Common Stock and will vest and become payable as to 25% of the shares in four equal installments on December 31 of each of 2018, 2019, 2020 and 2021, respectively, subject to Mr. Cramer’s continued service through each such vesting date and other terms as set forth in the applicable award agreement. Upon (i) the consummation of a “change of control” of the Company, (ii) a termination of Mr. Cramer’s employment by the Company without “cause” or (iii) Mr. Cramer’s resignation for “good reason” (as such terms are defined in the Employment Agreement or the award agreement, as applicable), all of the unvested RSUs held by Mr. Cramer will become fully vested.

Mr. Cramer has agreed that, during the term of the Employment Agreement and, if, during the term of the Employment Agreement, either the Company terminates Mr. Cramer’s employment for cause or Mr. Cramer resigns without good reason, for a period of 18 months following such termination of employment, Mr. Cramer will not author articles or columns for any other digital financial publication that competes with the Company without first obtaining the Company’s consent. In addition, subject to certain exceptions, during the term of the Employment Agreement and for a period of 18 months after the cessation of his employment, he will not solicit for employment, in any business enterprise or activity, any person who was employed by the Company during the six months prior to the cessation of his employment.

The Employment Agreement may be terminated by the Company for cause, by Mr. Cramer for good reason, upon Mr. Cramer’s death, disability, upon the dissolution or liquidation of the Company, or by Mr. Cramer for specified events provided under the employment agreement.

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

In conducting our 2016 annual goodwill impairment test, we first used the market approach for the valuation of our Common Stock and the income approach for our Preferred Shares. We then confirmed the reasonableness of the outcome of these two tests by performing an income approach using the discounted cash flow method. The fair value of our outstanding Preferred Shares required significant judgments, including the estimation of the amount of time until a liquidation event occurs as well as an appropriate cash flow discount rate. Further, in assigning a fair value to our Preferred Stock, we also considered that the preferred shareholders are entitled to receive a $55 million liquidation preference upon liquidation or dissolution of the Company or upon any change of control event (as defined in the Certificate of Designation of Series B Preferred Stock). Additionally, the holders of the Preferred Shares are entitled to receive dividends and to vote as a single class together with the holders of the Common Stock on an as-converted basis and, provided certain preferred share ownership levels are maintained, are entitled to representation on our board of directors and may unilaterally block issuance of certain classes of capital stock, the purchase or redemption of certain classes of capital stock, including Common Stock (with certain exceptions), and any increases in the per-share amount of dividends payable to the holders of the Common Stock. Based on our analysis, we concluded that The Deal / BoardEx reporting unit goodwill was impaired as of the valuation date by approximately $11.6 million, while the RateWatch and Business to Consumer reporting units’ goodwill were not impaired by approximately 16% and 33%, respectively.

In conducting our 2016 annual indefinite lived intangible asset impairment test, we determined its fair value using the relief-from-royalty method. The application of the relief-from-royalty method requires the estimation of future income and the conversion of that income into an estimate of value. Future income related to a trade name is measured in terms of the savings that a company realizes by owning the indefinite lived trade name, thereby avoiding royalty payments to use the trade name in the absence of ownership. To calculate the royalty savings, we estimated (i) future revenue attributable to the RateWatch trade name; (ii) a royalty rate that a hypothetical licensee would be willing to pay for its use; and (iii) a discount rate to reduce future after-tax royalty savings to present value. We selected an appropriate royalty rate by searching various transaction databases for publicly disclosed transactions to license similar assets between service businesses, with a focus on companies that operate in industries similar to RateWatch. Based upon the analysis, we concluded that the book value of the indefinite lived trade name was not impaired as of the October 1, 2016 valuation date by approximately 29%.

A decrease in the price of our Common Stock, or changes in the estimated value of our preferred shares, could materially affect the determination of the fair value of goodwill and could result in an impairment charge to reduce the carrying value, which could be material to our financial position and results of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and September 30, 2016

Revenue

	For the Three Months Ended September 30,
Revenue:	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change
The Deal / BoardEx	$5,951,582	39%	$5,429,641	35%	9%
RateWatch	1,918,542	13%	1,786,269	12%	7%
Total Business to business	7,870,124	52%	7,215,910	47%	9%
Business to consumer	7,382,672	48%	7,997,944	53%	-8%
Total revenue	$15,252,796	100%	$15,213,854	100%	0%

Business to business. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

B2B revenue attributable to The Deal / BoardEx segment increased by approximately $522 thousand, or 10%, in the third quarter of 2017 as compared to the third quarter of 2016. This increase was primarily due to an approximate $691 thousand, or 29%, increase in BoardEx subscription revenue, which had a 10% increase in the weighted-average number of subscriptions and a 19% increase in the average revenue recognized per subscription. The increase in revenue attributable to The Deal / BoardEx segment was offset by an approximate $107 thousand, or 4%, decrease in subscription revenue from The Deal products, which had an 8% decline in the weighted-average number of subscriptions partially offset by a 4% increase in the average revenue recognized per subscription. Additionally, information services revenue from one-time reports sold by BoardEx increased by approximate $28 thousand and event/conference revenue declined by $95 thousand.

B2B revenue attributable to RateWatch increased by approximately $132 thousand, or 7%, in the third quarter of 2017 as compared to the third quarter of 2016. RateWatch subscription revenue increased by approximately $124 thousand, or 8%, due to a 12% increase in the average revenue recognized per subscription, partially offset by a 4% decline in the weighted-average number of subscriptions. Additionally, information services revenue from one-time reports sold by RateWatch increased by approximate $8 thousand, or 4%.

Business to consumer. Our B2C business generates revenue primarily from premium subscription products and advertising.

B2C revenue decreased by approximately $615 thousand, or 8%, in the third quarter of 2017 as compared to the third quarter of 2016. This decrease was due to an approximate $649 thousand, or 12%, decline in revenue generated from premium subscription products, which had a 14% decrease in the weighted-average number of subscriptions, partially offset by a 2% increase in the average revenue recognized per subscription. Additionally, licensing and syndication revenue declined by approximately $24 thousand, or 8%. Partially offsetting these declines was an increase in advertising revenue of approximately $46 thousand, or 2%, and approximately $12 thousand of event related revenue (there was no business to consumer event revenue during 2016), when compared to the prior year.

Operating Expense

Cost of Services

	For the Three Months Ended September 30,
Cost of services:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$2,279,089	38%	$2,574,548	47%	-11%
RateWatch	478,793	25%	512,009	29%	-6%
Total Business to business	2,757,882	35%	3,086,557	43%	-11%
Business to consumer	3,887,922	53%	4,838,295	60%	-20%
Total cost of services	$6,645,804	44%	$7,924,852	52%	-16%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $295 thousand, or 11%, in the third quarter of 2017 as compared to the third quarter of 2016. This decrease was primarily the result of reduced employee compensation and related payroll taxes combined with lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, lower consulting and outside contributor costs, the aggregate of which decreased by approximately $385 thousand. These cost decreases were partially offset by an increase in hosting and internet access fees, the aggregate of which increased by approximately $88 thousand.

Cost of services expense attributable to RateWatch decreased by $33 thousand, or 6%, in the third quarter of 2017 as compared to the third quarter of 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes combined with lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by $53 thousand. These cost decreases were partially offset by an approximate $18 thousand increase in corporate expense allocations.

Cost of services expense attributable to our business to consumer business decreased by approximately $950 thousand, or 20%, in the third quarter of 2017 as compared to the third quarter of 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, lower outside contributor, traffic acquisition and temporary help costs, the aggregate of which decreased by approximately $966 thousand. Also contributing to the decline was a reduction in corporate expense allocations totaling approximately $73 thousand. These cost decreases were partially offset by increases in hosting, internet access and data costs, the aggregate of which increased by approximately $169 thousand.

Sales and Marketing

	For the Three Months Ended September 30,
Sales and marketing:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$1,388,471	23%	$1,298,428	24%	7%
RateWatch	330,909	17%	313,231	18%	6%
Total Business to business	1,719,380	22%	1,611,659	22%	7%
Business to consumer	1,358,403	18%	2,125,156	27%	-36%
Total sales and marketing	$3,077,783	20%	$3,736,815	25%	-18%

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense attributable to The Deal / BoardEx increased by approximately $90 thousand, or 7%, in the third quarter of 2017 as compared to the third quarter of 2016. The increase was primarily the result of an approximate $73 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our RateWatch business increased by approximately $18 thousand, or 6%, in the third quarter of 2017 as compared to the third quarter of 2016. The increase was primarily the result of an approximate $29 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $767 thousand, or 36%, in the third quarter of 2017 as compared to the third quarter of 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, reduced advertising and promotion, advertisement serving, consulting and travel and entertainment costs, the aggregate of which decreased by approximately $831 thousand. The decrease was partially offset by an approximate $45 thousand increase in corporate expense allocations.

General and Administrative

	For the Three Months Ended September 30,
General and administrative:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$1,898,341	32%	$1,727,770	32%	10%
RateWatch	509,855	27%	554,741	31%	-8%
Total Business to business	2,408,196	31%	2,282,511	32%	6%
Business to consumer	1,474,702	20%	1,654,715	21%	-11%
Total general and administrative	$3,882,898	25%	$3,937,226	26%	-1%

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense attributable to The Deal / BoardEx business increased by approximately $171 thousand, or 10%, in the third quarter of 2017 as compared to the third quarter of 2016. The increase was primarily the result of transaction losses caused by the fluctuation in foreign currency exchange rates and higher recruiting fees, the aggregate of which increased by $215 thousand, partially offset by reduced employee compensation costs, which decreased by approximately $88 thousand. Also contributing to the increase was an approximate $45 thousand increase in corporate expense allocations.

General and administrative expense attributable to our RateWatch business decreased by approximately $45 thousand, or 8%, in the third quarter of 2017 as compared to the third quarter of 2016. The decrease was primarily the result of an approximate $24 thousand reduction in employee compensation costs.

General and administrative expense attributable to our business to consumer business decreased by approximately $180 thousand, or 11%, in the third quarter of 2017 as compared to the third quarter of 2016. The decrease was primarily the result of an approximate $160 thousand reduction in corporate expense allocations combined with lower employee compensation and reduced occupancy costs, the aggregate of which decreased by approximately $94 thousand. These cost decreases were partially offset by an approximate $86 thousand cost increase related to an expanded business analytics group designed to provide management with information needed to improve business results.

Depreciation and Amortization

	For the Three Months Ended September 30,
Depreciation and amortization:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$742,200	12%	$726,941	13%	2%
RateWatch	386,385	20%	255,000	14%	52%
Total Business to business	1,128,585	14%	981,941	14%	15%
Business to consumer	224,175	3%	98,710	1%	127%
Total depreciation and amortization	$1,352,760	9%	$1,080,651	7%	25%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $272 thousand, or 25%, in the third quarter of 2017 as compared to the third quarter of 2016. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects.

Restructuring and Other Charges

	For the Three Months Ended September 30,
Restructuring and other charges:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$—	N/A	$(582,519)	-11%	100%
RateWatch	—	N/A	—	N/A	N/A
Total Business to business	—	N/A	(582,519)	-8%	100%
Business to consumer	—	N/A	—	N/A	N/A
Total restructuring and other charges	$—	N/A	$(582,519)	-4%	100%

Restructuring and other charges. In August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term and received a lease termination credit of approximately $583 thousand from the landlord when the office space was vacated in August 2016.

Net Interest Income (Expense)

	For the Three Months Ended September 30,		Percent
	2017	2016	Change
Net interest income (expense)	$8,168	$(12,179)	167%

Net interest income totaled approximately $8 thousand in the third quarter of 2017 as compared to net interest expense approximating $12 thousand in the third quarter of 2016. The change was primarily the result of reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Three Months Ended September 30,		Percent
	2017	2016	Change
Provision for income taxes	$111,850	$325,781	-66%

Income tax expense for the three months ended September 30, 2017 was approximately $112 thousand, as compared to approximately $326 thousand for the three months ended September 30, 2016, and reflects an effective tax rate of 37% and -36%, respectively. Income tax expense for the three months ended September 30, 2017 and 2016 primarily relates to the recognition of $148 thousand and $281 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of a $36 thousand credit and $45 thousand expense, respectively, of income tax in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for the three months ended September 30, 2017 totaled approximately $190 thousand, or $0.01 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.2 million, or $0.03 per basic and diluted share, for the three months ended September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and September 30, 2016

Revenue

	For the Nine Months Ended September 30,
Revenue:	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change
The Deal / BoardEx	$17,418,253	38%	$16,463,193	35%	6%
RateWatch	5,694,057	12%	5,416,676	11%	5%
Total Business to business	23,112,310	50%	21,879,869	46%	6%
Business to consumer	23,380,528	50%	25,695,944	54%	-9%
Total revenue	$46,492,838	100%	$47,575,813	100%	-2%

B2B revenue attributable to The Deal / BoardEx segment increased by approximately $955 thousand, or 6%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was primarily due to an approximate $1.2 million, or 16%, increase in BoardEx subscription revenue, which had an 8% increase in the weighted-average number of subscriptions and an 8% increase in the average revenue recognized per subscription. Additionally, The Deal / BoardEx revenue from one-time projects increased by approximately $138 thousand and revenue from The Deal events/conferences decreased by approximately $38 thousand. The increase in revenue attributable to The Deal / BoardEx segment was offset by an approximate $315 thousand, or 4%, decrease in subscription revenue from The Deal products, which had a 7% decline in the weighted-average number of subscriptions partially offset by a 3% increase in the average revenue recognized per subscription. Additionally, the year-over-year increase in subscription revenue attributable to BoardEx was negatively impacted by an approximate 8% reduction in the foreign exchange rate during the nine months ended September 2017 as compared to the nine months ended September 2016 resulting from the strengthening of the U.S. Dollar.

B2B revenue attributable to RateWatch increased by approximately $277 thousand, or 5%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. RateWatch subscription revenue increased by approximately $205 thousand, or 4%, due to an 8% increase in the average revenue recognized per subscription, partially offset by a 4% decline in the weighted-average number of subscriptions. Additionally, information services revenue from one-time reports sold by RateWatch increased by approximate $72 thousand, or 11%.

B2C revenue decreased by approximately $2.3 million, or 9%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily due to an approximate $2.4 million, or 14%, decline in revenue generated from premium subscription products, which had a 15% decrease in the weighted-average number of subscriptions, partially offset by a 1% increase in the average revenue recognized per subscription. Additionally, licensing and syndication revenue declined by approximately $219 thousand, or 18%. Partially offsetting these declines was an increase in advertising revenue of approximately $200 thousand, or 3%, when compared to the prior year and approximately $132 thousand of event related revenue (there was no business to consumer event revenue during 2016).

Operating Expense

Cost of Services

	For the Nine Months Ended September 30,
Cost of services:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$6,771,361	39%	$8,262,419	50%	-18%
RateWatch	1,434,861	25%	1,529,755	28%	-6%
Total Business to business	8,206,222	36%	9,792,174	45%	-16%
Business to consumer	12,425,633	53%	14,164,111	55%	-12%
Total cost of services	$20,631,855	44%	$23,956,285	50%	-14%

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $1.5 million, or 18%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, and lower outside contributor costs, the aggregate of which decreased by approximately $1.5 million. Also contributing to the decline was an approximate $241 reduction in corporate expense allocations. These cost decreases were partially offset by an increase in hosting and internet access expenses, the aggregate of which increased by approximately $291 thousand.

Cost of services expense attributable to RateWatch decreased by $95 thousand, or 6%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by $191 thousand. These cost decreases were partially offset by an approximate $64 thousand increase in corporate expense allocations and higher hosting and internet access costs totaling approximately $38 thousand.

Cost of services expense attributable to our business to consumer business decreased by approximately $1.7 million, or 12%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily the result of lower employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, reduced outside contributor and traffic acquisition costs, the aggregate of which decreased by approximately $1.8 million. Also contributing to the decline was an approximate $448 thousand reduction in corporate expense allocations. These cost decreases were partially offset by an increase in hosting, internet access, consulting and data fees, the aggregate of which increased by approximately $484 thousand.

Sales and Marketing

	For the Nine Months Ended September 30,
Sales and marketing:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$4,066,306	23%	$4,006,285	24%	1%
RateWatch	1,063,233	19%	970,988	18%	10%
Total Business to business	5,129,539	22%	4,977,273	23%	3%
Business to consumer	5,069,417	22%	6,657,129	26%	-24%
Total sales and marketing	$10,198,956	22%	$11,634,402	24%	-12%

Sales and marketing expense attributable to The Deal / BoardEx increased by approximately $60 thousand, or 1%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily the result of an approximate $224 thousand increase in corporate expense allocations, partially offset by lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans and decreased employee travel and entertainment expense, the aggregate of which decreased by approximately $141 thousand.

Sales and marketing expense attributable to our RateWatch business increased by approximately $92 thousand, or 10%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily the result of an approximate $102 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $1.6 million, or 24%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, reduced advertising and promotion, consulting, advertisement serving and travel and entertainment costs, the aggregate of which decreased by approximately $1.8 million. The decrease was partially offset by an approximate $123 thousand increase in corporate expense allocations.

General and Administrative

	For the Nine Months Ended September 30,
General and administrative:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$5,728,478	33%	$5,829,609	35%	-2%
RateWatch	1,561,421	27%	2,171,584	40%	-28%
Total Business to business	7,289,899	32%	8,001,193	37%	-9%
Business to consumer	4,471,503	19%	4,929,330	19%	-9%
Total general and administrative	$11,761,402	25%	$12,930,523	27%	-9%

General and administrative expense attributable to The Deal / BoardEx business decreased by approximately $101 thousand, or 2%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily the result of an approximate $456 thousand reduction in corporate expense allocations combined with reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by approximately $279 thousand. These cost decreases were partially offset by increased expenses resulting from transaction losses caused by the fluctuation in foreign currency exchange rates and higher recruiting fees, the aggregate of which increased by $645 thousand.

General and administrative expense attributable to our RateWatch business decreased by approximately $610 thousand, or 28%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily the result of an approximate $372 thousand reduction in corporate expense allocations combined with reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the absence in 2017 of moving costs incurred in the first quarter of 2016 as RateWatch relocated to a new facility, and decreased recruiting fees, the aggregate of which decreased by approximately $179 thousand.

General and administrative expense attributable to our business to consumer business decreased by approximately $458 thousand, or 9%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The decrease was primarily the result of an approximate $563 thousand reduction in corporate expense allocations combined with reduced occupancy costs and employee compensation, the aggregate of which decreased by approximately $151 thousand. These cost decreases were partially offset by increased expense related to an expanded business analytics group designed to provide management with information needed to improve business results combined with an increase in bad debt expense resulting from a cash collection during the first quarter of 2016 related to an account that had been fully reserved in a prior period, the aggregate of which increased by approximately $293 thousand.

Depreciation and Amortization

	For the Nine Months Ended September 30,
Depreciation and amortization:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$2,149,113	12%	$1,932,515	12%	11%
RateWatch	1,094,720	19%	779,677	14%	40%
Total Business to business	3,243,833	14%	2,712,192	12%	20%
Business to consumer	590,952	3%	283,929	1%	108%
Total depreciation and amortization	$3,834,785	8%	$2,996,121	6%	28%

Depreciation and amortization expense increased by approximately $839 thousand, or 28%, in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects.

Restructuring and Other Charges

	For the Nine Months Ended September 30,
Restructuring and other charges:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$47,464	0%	$(85,221)	-1%	-156%
RateWatch	(619)	-0%	180,515	3%	-100%
Total Business to business	46,845	0%	95,294	0%	-51%
Business to consumer	152,134	1%	865,197	3%	-82%
Total restructuring and other charges	$198,979	0%	$960,491	2%	-79%

During the three months ended March 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, agreed to provide continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.5 million. Additionally, in August 2015, the Company received a one year notice of termination under which the landlord elected to terminate The Deal’s office space lease. As a result, the Company was no longer obligated to fulfill the original full lease term and received a lease termination credit of approximately $583 thousand from the landlord when the office space was vacated in August 2016.

Net Interest Income (Expense)

	For the Nine Months Ended September 30,		Percent
	2017	2016	Change
Net interest income (expense)	$26,224	$(24,273)	-208%

Net interest income totaled approximately $26 thousand in the nine months ended September 30, 2017 as compared to net interest expense approximating $24 thousand in the nine months ended September 30, 2016. The change was primarily the result of reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Nine Months Ended September 30,		Percent
	2017	2016	Change
Provision for income taxes	$485,912	$949,657	-49%

Income tax expense for the nine months ended September 30, 2017 was approximately $486 thousand, as compared to approximately $950 thousand for the nine months ended September 30, 2016, and reflects an effective tax rate of -454% and -19%, respectively. Income tax expense for the nine months ended September 30, 2017 and 2016 primarily relates to the recognition of $445 thousand and $842 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $41 thousand and $108 thousand, respectively, of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Income (Loss) Attributable to Common Stockholders

Net loss attributable to common stockholders for the nine months ended September 30, 2017 totaled approximately $593 thousand, or $0.02 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $5.9 million, or $0.17 per basic and diluted share, for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, our current assets consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. As of September 30, 2017, our current assets were approximately $31.1 million, 3% less than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of September 30, 2017, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $26.1 million, representing 33% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.6 million that mature in the year 2038. Our total cash-related position is as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$23,990,179	$21,371,122
Marketable securities	1,600,250	1,550,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$26,090,429	$23,421,122

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $4.2 million for the nine months ended September 30, 2017, as compared to net cash used in operating activities totaling approximately $1.5 million for the nine months ended September 30, 2016. The increase in net operating cash was primarily the result of the change in our net income (loss) combined with the change in the balance of deferred revenue, partially offset by the change in the balance of accrued expenses and accounts receivable.

Net cash used in investing activities totaled approximately $1.8 million for the nine months ended September 30, 2017, as compared to net cash used in investing activities totaling approximately $2.5 million for the nine months ended September 30, 2016. The decrease in cash used in investing activities was primarily the result of reduced capital expenditures.

Net cash used in financing activities totaled approximately $81 thousand for the nine months ended September 30, 2017, as compared to net cash used in financing activities totaling approximately $18 thousand for the nine months ended September 30, 2016. The increase in net cash used in financing activities was primarily the result of the timing of cash dividend payments by the Company related to the vesting and issuance of RSU shares.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $3.3 million through September 30, 2018, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2016, we had approximately $160 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program, or the Program, under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, is necessary for the Company to repurchase its Common Stock (except for the purchase or redemption from employees, directors and consultants pursuant to agreements providing us with repurchase rights upon termination of their service with us), unless after such purchase we have unrestricted cash (net of all indebtedness for borrowed money, purchase money obligations, promissory notes or bonds) equal to at least two times the product obtained by multiplying the number of shares of Series B Preferred Stock outstanding at the time such dividend is paid by the liquidation preference. During the nine months ended September 30, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through September 30, 2017, the Company had withheld an aggregate of 1,866,759 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $749 thousand reduction to revenue for the nine months ended September 30, 2017, with an offsetting reduction to operating expenses of $507 thousand for the nine months ended September 30, 2017, and a decrease in the value of the Company’s assets and liabilities as of September 30, 2017 of approximately $1.6 million and $449 thousand, respectively.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K, which could materially affect our business, financial condition or future results. During the nine months ended September 30, 2017, there were no material changes to the risk factors described in our 2016 Form 10-K.

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

THESTREET, INC.

Date: November 13, 2017	By:	/s/ David Callaway
	Name:	David Callaway
	Title:	President & Chief Executive Officer (principal executive officer)

Date: November 13, 2017	By:	/s/ Eric F. Lundberg
	Name:	Eric F. Lundberg
	Title:	Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.