Form 10-K
period 2017-12-31
THESTREET, INC.
filed 2018-03-13
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

COMMISSION FILE NUMBER 0-25779

THESTREET, INC.

(Exact name of Registrant as specified in its charter)

Delaware	06-1515824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Wall Street, 15th Floor New York, New York	10005
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 321-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which the Securities are Registered
Common Stock, par value $0.01 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant as required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.1 ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 30, 2017 as reported by Nasdaq, was approximately $26 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 8, 2018
Common Stock, par value $0.01 par value	49,186,690

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

1 We assume this box will remain unchecked and late filing will be disclosed in the Proxy Statement.

THESTREET, INC.

2017 ANNUAL REPORT ON FORM 10-K

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

2017 was a significant year for us and in 2018 our business strategy is centered on accelerating our growth by further developing initiatives which helped us achieve net profit in 2017.

2017 Highlights

●	Achieved net profit in the second, third and fourth quarters of 2017;
●	expanded revenue contribution of the institutional businesses to more than half of corporate total for first time;
●	grew corporate events revenue stream by 60 percent with initiatives identified to leverage B2B and B2C businesses with live components;
●	renewed Jim Cramer's employment agreement for another four years, ensuring his leadership and participation across our Company as our turnaround gains steam;
●	removed the preferred stock overhang on our equity held for more than a decade by TCV VI, L.P. and TCV Member Fund, L.P., together referred to as TCV, for a payment of $20 million in cash and six million shares of common stock;
●	sold an aggregate of $7.85 million of common stock at $1.10 per share to 180 Degree Capital Corp. in conjunction with the removal of the preferred stock overhang;
●	Added Kevin M. Rendino of 180 Degree Capital Corp. to our board of directors as its fifth independent member; and
●	authorized a share buyback of up to five million shares, something we were not able to do previously under the restrictions tied to the now eliminated preferred stock.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the year ended December 31, 2017, our B2B businesses generated 50% of our total revenue.

The Deal

In September 2012, we acquired The Deal, L.L.C., or The Deal, which began as a broadsheet newspaper for retail investors and transformed its business into a digital subscription model that delivers sophisticated coverage primarily to institutional investors on changes in corporate control, including merges and acquisitions, private equity, corporate activism and restructuring. The Deal is a trusted information source for organizations seeking to generate deal flow, improve client intelligence and enhance market knowledge. It provides full access to proprietary commentary, analysis and data produced every day by our editors and journalists and content feeds can be customized based on each client’s job function, deal focus and workflow. Content can be delivered via email, mobile, web or existing corporate platform. The Deal is headquartered in New York and has offices in London, England, San Francisco, California, Washington DC and Chennai, India.

In April 2013, we also acquired The DealFlow Report, The Life Settlements Report and the PrivateRaise database from DealFlow Media, Inc. to further broaden the information and services available to institutional investors. These newsletters and this database, and the employees providing their content, have been incorporated into The Deal.

BoardEx

In October 2014, we acquired Management Diagnostics Limited, the developer of the leading relationship capital management service BoardEx, collectively, BoardEx. BoardEx expanded our international operations and furthered our transition from primarily serving retail investors to also becoming an indispensable data and business intelligence source for institutional clients. Founded in 1999, BoardEx is an institutional relationship capital management database and platform and currently holds in-depth profiles of almost one million of the world’s most important business leaders. BoardEx’s proprietary software shows the relationships between and among these individuals and a user and his/her contacts. Clients, including investment banks, consultancies, executive search firms, law firms and universities use BoardEx to leverage their relationships and facilitate business and corporate development initiatives. BoardEx is headquartered in London, England and has locations in New York and Chennai, India.

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

Our B2C business generates revenue primarily from premium subscription products and advertising. For the year ended December 31, 2017, our B2C business generated 50% of our total revenue.

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

With digital traffic now almost evenly split between desktop and mobile platforms and devices, we continually improve our products to be as mobile-friendly as possible, while developing and distributing mobile and tablet applications to deliver our content to mobile-first audiences. The Deal and BoardEx both have robust mobile sites and apps and are using mobile alerts to continually engage with users/subscribers. We maintain a “unified” TheStreet app which will allow users to access our free and paid content in a single environment. Finally, we continue to focus on increasing the engagement our visitors have with our online and mobile offerings, measured by visits per visitor, page views per visit and by time spent on site, and we continuously seek to improve the experience our digital products offer.

We consistently obtain exposure through other media outlets who cite our journalists and our content or who invite our editorial staff to appear on segments to provide key market commentary and consumer advice. In 2017, we were mentioned or featured in almost 100 reports by national publications and national and local broadcast media including The Wall Street Journal, The New York Times and CNBC, NBC, ABC, CBS and Fox, among others.

Competition

We compete with a broad range of content providers, newsletter publishers, event producers and information services. We face competition primarily from:

●	with respect to our B2B business, particularly The Deal, providers of business intelligence on mergers and acquisitions, restructurings and financings primarily to investment banks, law firms, hedge funds, private equity firms and corporate institutions, such as Bloomberg, S&P Capital IQ, Dealogic, ThomsonOne and Acuris/Mergermarket Limited;

●	with respect to our B2B business, particularly BoardEx, providers of relationship capital management services and director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, Equilar and Thomson Reuters;

●	with respect to our B2B business, particularly RateWatch, established ratings services, such as Standard & Poor’s, Morningstar and Lipper as well as rate database providers such as Informa and SNL Financial;

●	with respect to our B2C business, online content providers focused on business, personal finance or investing content, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as portals such as Yahoo! Finance, AOL Daily Finance and MSN Money; and

●	with respect to our B2B and B2C businesses, publishers and distributors of traditional media with a focus on business, finance or investing, such as The Wall Street Journal and the Financial Times, personal finance talk radio programs and business television networks such as Bloomberg, CNBC and the Fox Business Channel as well as investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media.

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

B2C

Our main technological infrastructure consists of proprietary and Drupal-based content management, subscription management and e-commerce systems provided by third party vendors.  We also utilize the services of third-party cloud computing providers, more specifically Amazon Web Services, as well as content delivery networks such as Fastly, to help us efficiently distribute our content to our customers and ensure resiliency and scalability of service. Our content-management systems are based on proprietary software, Drupal and Kaltura Content Management Systems. They allow our stories, videos and data to be prepared for distribution online to a large audience. These systems enable us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

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

Customers

For the year ended December 31, 2017, no single customer accounted for 10% or more of our consolidated revenue. As of December 31, 2017, one single customer accounted for more than 10% of our gross accounts receivable balance.

Employees

As of December 31, 2017, we had 597 full-time employees with approximately 56% located in Chennai, India. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

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

Our quarterly financial results may fluctuate and our future revenue is difficult to forecast.

Our quarterly operating results may fluctuate in the future as a result of a variety of factors, many of which are outside our control, including:

●	the level of interest and investment in individual stocks versus index funds and exchange-traded funds (ETF) by both individual and institutional investors, which can impact our ability to sell premium subscription products and to sell advertising;
●	the overall willingness of potential and existing customers to pay for content distributed over the Internet, where a large quantity of content is available for free;

●	demand and pricing for online advertising on TheStreet.com, which is affected by advertising budget cycles of our customers, general economic conditions, demand for advertising on the Internet generally, the supply of advertising inventory in the market and actions by our competitors;
●	the value to potential and existing customers of the investing ideas we offer in our subscription services and the performance of those ideas relative to appropriate benchmarks;
●	new products or services introduced by our competitors;
●	cost of content production, specifically video, traffic acquisition costs, and/or other costs;
●	for our B2B businesses, the volatility in mergers and acquisitions, restructuring and financing activities, interest rates and bank fees;
●	costs or lost revenue associated with system downtime affecting the Internet generally or our Websites in particular;
●	general economic and financial market conditions; and
●	our ability to attract and retain editorial and managerial talent.

We reported net income in 2017 for the first time in almost a decade, however, we had a net loss in each of 2016 and 2015, and have incurred net losses for most years of our history. Despite reporting net income in 2017, there are no assurances we will be able to generate net income in future periods and we cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue and meet our financial targets and the expectations of public market analysts and investors, the price of our Common Stock is likely to continue to decline.

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

On November 8, 2017, the company and Mr. Cramer entered into an amended and restated employment agreement with a new four year term, effective January 1, 2018, through December 31, 2021. The employment agreement may be terminated by Mr. Cramer for specified events provided under the employment agreement, and if Mr. Cramer does not complete the term of his employment agreement, our business could be harmed by the loss of his services.

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

Subscription revenue makes up a significant portion of our overall revenue. For the year ended December 31, 2017, subscription revenue accounted for approximately 78% of our total revenue.

B2B subscription revenue accounted for approximately 46% of our total revenue and 91% of our total B2B revenue. Our results of operations, particularly related to subscription revenue, are affected by certain economic factors, including the performance of the securities markets and mergers and acquisitions activity. While we believe investors and dealmakers are seeking more information related to the financial markets and mergers and acquisitions from trusted sources, the existence of adverse or stagnant securities markets conditions and lack of investor confidence could result in investors decreasing their interest in investor-related and deal-related publications, which could adversely affect the subscription revenue we derive from our B2B businesses.

B2C subscription revenue accounted for approximately 32% of our total revenue and 64% of our total B2C revenue. Our ability to successfully attract and retain subscribers to our B2C subscription products depends on the quality of the content, including the performance of any investment ideas published. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected. Additionally, factors such as the expiration of temporary product promotions, changes in our renewal policies or practices for subscribers, or changes in the degree of credit card failures could have a material impact on customer retention.

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

Advertising revenue, of which our top five advertisers accounted for approximately 58%, generated 15% of our total revenue in 2017. Although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally, our advertising contracts have short notice cancellation provisions.

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

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

●	with respect to our B2B business, particularly The Deal, providers of business intelligence on mergers and acquisitions, restructurings and financings primarily to investment banks, law firms, hedge funds, private equity firms and corporate institutions, such as Bloomberg, S&P Capital IQ, Dealogic, ThomsonOne and Acuris/Mergermarket Limited;
●	with respect to our B2B business, particularly BoardEx, providers of relationship capital management services and director, officer and dealmaker data, including Bloomberg, S&P Capital IQ, Dow Jones, The New York Stock Exchange, LexisNexis, Relationship Science, Equilar and Thomson Reuters;
●	with respect to our B2B business, particularly RateWatch, established ratings services, such as Standard & Poor’s, Morningstar and Lipper as well as rate database providers such as Informa and SNL Financial;
●	with respect to our B2C business, online content providers focused on business, personal finance or investing content, such as The Wall Street Journal Digital Network, CNN Money, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as portals such as Yahoo! Finance, AOL Daily Finance and MSN Money; and
●	with respect to our B2B and B2C businesses, publishers and distributors of traditional media with a focus on business, finance or investing, such as The Wall Street Journal and the Financial Times, personal finance talk radio programs and business television networks such as Bloomberg, CNBC and the Fox Business Channel as well as investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media.

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

Our ability to execute our business plan and improve our chances for success in 2018 and beyond depend in large part upon the continued service of our executive officers as well as other key employees. In addition, our ability to compete in the marketplace depends upon our ability to recruit and retain other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, direct marketers to sell subscriptions to our premium services and salespersons to sell our advertising inventory and subscriptions.

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

If the Company is unable to execute its turnaround, it may not be able to implement its growth strategy successfully.

In 2016, we brought in a new management team, and in 2017, we implemented a business strategy with a focus on increasing revenue and decreasing expenses for our B2C and B2B businesses. The Company continues to evolve into a diverse financial news, data and information company and the success of this depends on the effective execution of our turnaround strategy. The Company's Board of Directors has been undertaking a strategic review of the Company's businesses in order to enhance shareholder value and, in doing so, it may decide to prioritize investments in certain lines of our business as compared to others. There is no assurance that the Company's growth strategy will be successfully implemented. If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.

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

If our goodwill and other intangibles become impaired, we may be required to record further reductions which would negatively impact our financial results.

While we did not record an impairment of goodwill in 2017, we did record a significant impairment of goodwill in 2016 as a result of a number of factors including the decline in our stock price and the performance of past acquisitions. Goodwill and intangible asset impairment analysis and measurement is a process that requires significant judgment. Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist. We perform our annual impairment tests of goodwill and indefinite lived intangible assets as of October 1 each year. Impairment exists when the carrying amount of goodwill and indefinite lived intangible assets exceed their implied fair value, resulting in an impairment charge for this excess. Although we currently do not anticipate any goodwill impairment, we may have to record impairments in the future which may materially adversely affect our results of operations and financial condition.

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

Our certificate of incorporation and our bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

●	not providing for cumulative voting in the election of directors;
●	permitting an amendment of our certificate of incorporation only through a super-majority vote of the stockholders;
●	prohibiting stockholder action by written consent;
●	requiring that, to the fullest extent permitted by law and unless we consent to an alternate forum, certain proceedings against or involving us or our directors, officers, or employees be brought exclusively in the Court of Chancery in the State of Delaware;
●	limiting the persons who may call special meetings of stockholders; and
●	requiring advance notification for stockholder director nominations and other proposals.

These and other provisions in our certificate of incorporation, our bylaws, and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

If we fail to meet the requirements for continued listing on the NASDAQ Capital Market, our common stock would be subject to delisting. The liquidity of our common stock could be adversely affected if our common stock is delisted and could cause our trading price to decline.

Our common stock is listed on the Nasdaq Capital Market under the symbol “TST.”

We are required to meet continued listing standards in order to maintain our listing on NASDAQ, such as the requirement that the minimum bid price of a listed company’s stock be at or above $1.00. If we fail to satisfy NASDAQ’s continued listing requirements, our common stock would likely be delisted from NASDAQ. If our common stock is delisted, market liquidity for our common stock could be severely affected and our stockholders’ ability to sell their shares of our common stock could be limited. In addition, our Common Stock could be subject to “penny stock” rules which impose additional disclosure requirements on broker-dealers and could further negatively impact our market liquidity for our common stock and our stockholders’ ability to sell their shares of our common stock. Accordingly, a delisting of our common stock from NASDAQ would negatively affect the value of our common stock. Delisting could also have other negative results, including, but not limited to, the loss of institutional investor interest.

Future sales of our common stock in the public market could reduce our stock price and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

Because we may need to raise additional capital in the future to expand our business, we may conduct additional equity offerings. If we or our stockholders sell substantial amounts of our common stock (including shares issued upon the exercise of equity awards) in the public market, the market price of our common stock could fall. For example, in November 2017, we issued 13,136,363 shares of our common stock in private transactions, which were registered for resale with the Securities and Exchange Commission on February 5, 2018. These sales, and any additional sales of shares of our common stock by us or the selling stockholders, could reduce our stock price and will dilute your ownership in us.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Our directors, executive officers, and our five percent or greater stockholders as a group, own or control approximately 51% of our common stock. This ownership concentration may have the effect of discouraging, delaying or preventing a change in control, and may also have an adverse effect on the market price of our shares. Also as a result of their ownership, our directors, executive officers, and our five percent or greater stockholders as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

This concentration of ownership could limit the price that some investors might be willing to pay for our common stock, and could discourage or delay a change of control, which other stockholders may favor. The interests of our directors, executive officers and our five percent or greater stockholders may conflict with the interests of other holders of our common stock, and they may take actions affecting us with which other stockholders disagree.

If our ability to use our tax operating loss carryforwards and other tax attributes is limited, we may not receive the benefit of those assets.

We have net operating loss carryforwards of approximately $173 million as of December 31, 2017, available to offset future taxable income through 2035. These net operating losses date back to December 1999 and will begin expiring in 2019. Our ability to fully utilize these net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses. Furthermore, as a result of prior ownership changes under section 382 of the Internal Revenue Code of 1986, as amended, a portion of these net operating losses will be subject to certain limitations.

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

In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. As a smaller reporting company, we were not required to have our independent auditors report on our internal controls for the year ended December 31, 2017.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our company headquarters is located at 14 Wall Street, 15th Floor, New York, NY 10005, with other U.S. offices in Fort Atkinson, Wisconsin, for our RateWatch business, and San Francisco, California and Washington D.C., where The Deal has offices. Outside the U.S., we have offices in London, England and Chennai, India where our BoardEx business operates. We lease each of these facilities and do not own any real property. We believe these facilities are adequate for their intended use.

Item 3. Legal Proceedings.

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We have been a Nasdaq-listed company since May 11, 1999 and our Common Stock currently is quoted on the Nasdaq Capital Market under the symbol TST. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq Capital Market.

	Low	High
2016
First quarter	$0.86	$1.49
Second quarter	$1.05	$1.25
Third quarter	$1.10	$1.24
Fourth quarter	$0.84	$1.14
2017
First quarter	$0.69	$0.89
Second quarter	$0.70	$0.93
Third quarter	$0.75	$1.08
Fourth quarter	$0.89	$1.58

On March 8, 2018, the last reported sale price for our Common Stock was $1.44 per share.

Holders

On March 8, 2018, there were 179 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but who held our Common Stock in nominee or “street name” accounts through brokers and other nominees.

Dividends

During the years ended December 31, 2017 and 2016, we did not declare or pay any cash dividends on our Common Stock or Series B Preferred Stock. The Series B Preferred Stock was converted into Common Stock and eliminated during 2017.

We do not currently expect to declare dividends in the foreseeable future. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. When determining whether to declare a dividend in the future, our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our Common Stock during the year ended December 31, 2017. However, in November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. Purchases may be made in the open market or in privately negotiated transactions. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading prices of the securities, market conditions and other factors. The Company intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

Recent Sales of Unregistered Securities

On November 10, 2017, we entered into an exchange agreement with TCV, which provided for, among other things, the exchange by TCV of all shares of Series B Preferred Stock of the Company held by them for an aggregate of (i) 6,000,000 shares of newly issued common stock, par value $0.01 per share of the Company and (ii) cash consideration in the amount of $20,000,000. The exchange transaction closed on November 10, 2017.

On November 10, 2017, we also entered into a securities purchase agreement with 180 Degree Capital Corp. and TheStreet SPV Series, a limited liability company series of 180 Degree Capital Management, LLC, pursuant to which the Company sold and issued 7,136,363 shares of its common stock, to 180 Degree Capital Corp. and TheStreet SPV Series at a purchase price of $1.10 per share in a closing that occurred on November 10, 2017.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017, concerning shares of our common stock authorized for issuance under the 2007 plan and certain inducement stock option grants made pursuant to NASDAQ listing rule 5635(c).

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,616,568	$1.48	1,031,601
Equity compensation plans not approved by security holders	3,875,360	$1.45	—

●	Non-qualified stock option grant to Jeff Davis on 11/1/2016 to purchase 200,000 shares with an exercise price of $0.97 per share.

●	Non-qualified stock option grant to Terri Smith on 9/12/2016 to purchase 150,000 shares with an exercise price of $1.15 per share.

●	Non-qualified stock option grant to David Callaway on 7/6/2016 to purchase 1,000,000 shares with an exercise price of $1.19 per share.

●	Non-qualified stock option grant to Heather Mars on 6/27/2016 to purchase 100,000 shares with an exercise price of $1.20 per share.

●	Non-qualified stock option grant to Robert Kondracki on 6/17/2016 to purchase 100,000 shares with an exercise price of $1.16 per share.

●	Non-qualified stock option grant to Margaret de Luna on 6/17/2016 to purchase 150,000 shares with an exercise price of $1.24 per share.

●	Non-qualified stock option grant to Eric Lundberg on 1/19/2016 to purchase 650,000 shares with an exercise price of $1.36 per share.
●	Non-qualified stock option grant to Elisabeth DeMarse on 3/7/2012 to purchase 1,525,360 shares with an exercise price of $1.80 per share.

With the exception of Elisabeth DeMarse, each of the stock options described above has a seven year term and vests over a period of three years, with one-third vesting after one year from the grant date and the remaining two-thirds vesting in approximately equal monthly increments over the succeeding twenty-four months, subject to continuous service through each vesting date. The Grant to Elisabeth DeMarse has a seven year term and vests over four years, with one quarter vesting after one year from the grant date and the remaining three quarters vesting in approximately equal monthly increments over the succeeding thirty six months. Each of the stock options is subject to acceleration or forfeiture upon the occurrence of certain events as set forth in his or her stock option agreement.

Item 6. Selected Financial Data.

The following selected financial data is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2017 and 2016, and the balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements included elsewhere herein. The selected statement of operations data presented below for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements, which are not included herein. Our historical results are not necessarily indicative of our future results.

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
		(In thousands, except per share data)

Statement of Operations Data: (1)
Revenue:
Business to business	$31,451	$29,324	$28,992	$20,843	$18,867
Business to consumer	31,018	34,176	38,664	40,210	35,583
Total revenue	62,469	63,500	67,656	61,053	54,450
Operating expense:
Cost of services	27,115	32,441	33,616	31,731	27,432
Sales and marketing	13,559	15,697	16,191	15,600	14,453
General and administrative	15,494	16,157	15,000	13,947	12,219
Depreciation and amortization	5,132	5,682	4,309	3,179	3,769
Impairment of Goodwill	—	11,583	—	—	—
Change in Fair Value of Contingent Consideration	—	(1,808)	—	—	—
Restructuring and other charges	471	960	(1,221)	—	386
Loss on disposition of assets	—	—	—	—	187
Total operating expense	61,771	80,712	67,895	64,457	58,446
Operating income (loss)	698	(17,212)	(239)	(3,404)	(3,996)
Net interest income (expense)	47	(34)	(123)	89	210
Net income loss before income taxes	745	(17,246)	(362)	(3,315)	(3,786)
Benefit (provision) for income taxes	1,882	(269)	(1,181)	(475)	—
Net income (loss)	2,627	(17,515)	(1,543)	(3,790)	(3,786)
Capital contribution attributable to preferred stockholders	22,367	—	—	—	—
Preferred stock cash dividends	—	—	386	386	—
Net loss attributable to common stockholders	$24,994	$(17,515)	$(1,929)	$(4,176)	$(3,786)
Cash dividends declared and paid on common shares	$—	$—	$3,539	$3,477	$—
Basic and diluted net income (loss) per share:
Basic Net income (loss) attributable to common stockholders	$0.66	$(0.50)	$(0.06)	$(0.12)	$(0.11)
Diluted Net income (loss) attributable to common stockholders	$0.66	$(0.50)	$(0.06)	$(0.12)	$(0.11)
Weighted average basic shares outstanding	37,624	35,236	34,839	34,371	33,725
Weighted average diluted shares outstanding	37,853	35,236	34,839	34,371	33,725
Cash dividends declared and paid per common share	$—	$—	$0.10	$0.10	$—

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data (1):
Cash and cash equivalents, current and noncurrent marketable securities, current and noncurrent restricted cash	$13,865	$23,421	$30,697	$37,329	$59,842
Working capital	(12,527)	(2,836)	2,074	5,326	31,208
Total assets	69,011	78,463	102,892	111,932	108,894
Long-term obligations, less current maturities	3,997	5,311	7,267	7,639	4,959
Total stockholders’ equity	34,021	42,049	61,994	67,870	74,163

(1)	Business acquisitions are included in our consolidated financial statements beginning on the dates of acquisition. Acquisitions for the periods indicated above consist of: BoardEx in October 2014 and The DealFlow Report, The Life Settlements Report and the PrivateRaise database in April 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. These statements involve risks and uncertainties and our actual results could differ materially from those discussed below. You should carefully read “Special Note Regarding Forward-Looking Statements” above for a discussion of the uncertainties, risks and assumptions associated with these statements. See also the “Risk Factors” disclosure in Item 1A above for additional discussion of such risks.

Overview

TheStreet, Inc. is a leading financial news and information provider. Our business-to-business (“B2B”) and business-to-consumer (“B2C”) content and products provide individual and institutional investors, advisors and dealmakers with actionable information from the worlds of finance and business.

2017 was a significant year for us and in 2018, our business strategy is centered on accelerating our growth by further developing initiatives which helped us achieve net profitability for 2017.

2017 Highlights

●	Achieved net profit in the second, third and fourth quarters of 2017;
●	expanded revenue contribution of the institutional businesses to more than half of corporate total for first time;
●	grew corporate events revenue stream by 60 percent with initiatives identified to leverage B2B and B2C businesses with live components;
●	renewed Jim Cramer's employment agreement for another four years, ensuring his leadership and participation across our Company as our turnaround gains steam;
●	removed the preferred stock overhang on our equity held for more than a decade by TCV VI, L.P. and TCV Member Fund, L.P., together referred to as TCV, for a payment of $20 million in cash and six million shares of common stock;
●	sold an aggregate of $7.85 million of common stock at $1.10 per share to 180 Degree Capital Corp. in conjunction with the removal of the preferred stock overhang;
●	Added Kevin M. Rendino of 180 Degree Capital Corp. to our board of directors as its fifth independent member; and
●	authorized a share buyback of up to five million shares, something we were not able to do previously under the restrictions tied to the now eliminated preferred stock.

Primary Source of Revenues

Most of our revenues are derived from subscription fees charged to our institutional and retail customers. This revenue is primarily a function of the number of customers that subscribe to our services and is generally driven by our ability to distribute quality news and data to our customers across multiple technology channels. For the year ended December 31, 2017, subscription revenue accounted for 78% of our total revenue compared to 78% of our total revenue in 2016.

We also generate revenue from advertising primarily on our flagship website, TheStreet.com. Advertising revenue is primarily a function of the volume of traffic on our website and mobile aps which is driven by the quality and theme of our content. For the year ended December 31, 2017, advertising revenue accounted for 15% of our total revenue compared to 16% in 2016.

B2B

Our B2B business derives revenue primarily from subscription products which provide access to director and officer profiles, relationship capital management services, bank rate data and transactional information pertaining to the mergers and acquisitions environment. Our B2B business also generates revenue from sponsored events/conferences and information services.

The Deal delivers sophisticated news and analysis on changes in corporate control including mergers and acquisitions, private equity, corporate activism and restructuring. BoardEx is an institutional relationship capital management database and platform which holds in-depth profiles of over one million of the world’s most important business leaders. Our third B2B business product, RateWatch, publishes bank rate market information including competitive deposit, loan and fee rate data.

For the year ended December 31, 2017, our B2B businesses generated approximately 50% of our total revenue compared to approximately 46% in 2016.

B2C

Our B2C business primarily generates revenue from premium subscription products and advertising.

Our B2C business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products, such as RealMoney, RealMoney Pro and Actions Alerts PLUS that target varying segments of the retail investing public.

For the year ended December 31, 2017, our B2C business generated approximately 50% of our total revenue compared to approximately 54% in 2016.

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

Results of Operations

The following tables present our results of operations for the fiscal years ended December 31, 2017 and 2016. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Revenue

	For the Year Ended December 31,
Revenue:	2017	Percent of Total Revenue	2016	Percent of Total Revenue	Percent Change
The Deal / BoardEx	$23,776,148	38%	$22,130,695	35%	7%
RateWatch	7,674,549	12%	7,192,706	11%	7%
Total business to business	31,450,697	50%	29,323,401	46%	7%
Business to consumer	31,018,693	50%	34,176,130	54%	-9%
Total revenue	$62,469,390	100%	$63,499,531	100%	-2%

Total business to business revenue increased by approximately $2.1 million, or 7%, in 2017 compared to 2016.

Revenue attributable to The Deal / BoardEx segment increased by approximately $1.6 million, or 7%, in 2017 as compared to 2016. This increase was primarily due to an approximate $1.9 million, or 19%, increase in BoardEx subscription revenue, which had a 9% increase in the weighted-average number of subscriptions and a 10% increase in the average revenue recognized per subscription. Additionally, BoardEx revenue from one-time projects increased by approximately $143 thousand. The increase in revenue attributable to BoardEx segment was offset by an approximate $422 thousand, or 4%, decrease in subscription revenue from The Deal products, which had an 8% decline in the weighted-average number of subscriptions partially offset by a 4% increase in the average revenue recognized per subscription.

Revenue from our RateWatch subsidiary increased by approximately $482 thousand, or 7%, in 2017 as compared to 2016. RateWatch subscription revenue increased by approximately $391 thousand, or 6%, due to an 9% increase in the average revenue recognized per subscription, partially offset by a 3% decline in the weighted-average number of subscriptions. Additionally, information services revenue from one-time reports sold by RateWatch increased by approximate $91 thousand, or 11%.

Business to consumer revenue decreased by approximately $3.2 million, or 9%, in 2017 as compared to 2016. This decrease was primarily due to an approximate $2.9 million, or 13%, decline in revenue generated from premium subscription products, which had a 14% decrease in the weighted-average number of subscriptions, partially offset by a 1% increase in the average revenue recognized per subscription. Additionally, licensing and syndication revenue declined by approximately $362 thousand, or 22%, and advertising revenue decreased by $253 thousand, or 3%. Partially offsetting these declines was an increase in $355 thousand of event related revenue (there was no business to consumer event revenue during 2016).

Operating Expenses

Cost of Services (exclusive of depreciation and amortization shown separately below)

	For the Year Ended December 31,
Cost of services:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$9,073,783	38%	$11,168,977	50%	-19%
RateWatch	1,819,459	24%	1,992,218	28%	-9%
Total business to business	10,893,242	35%	13,161,195	45%	-17%
Business to consumer	16,222.258	52%	19,279,403	56%	-16%
Total cost of services	$27,115,500	43%	$32,440,598	51%	-16%

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $2.2 million, or 19%, in 2017 as compared to 2016. This decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, and lower outside contributor costs, the aggregate of which decreased by approximately $2.1 million. Also contributing to the decline was an approximate $426 thousand reduction in corporate expense allocations. These cost decreases were partially offset by an increase in hosting and internet access costs and consulting fees, the aggregate of which increased by approximately $477 thousand.

Cost of service expense attributable to RateWatch decreased by $173 thousand, or 9%, in 2017 as compared to 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the aggregate of which decreased by $229 thousand. These cost decreases were partially offset by an approximate $54 thousand increase in hosting and internet access costs.

Cost of service expense attributable to our business to consumer business decreased by approximately $3.1 million, or 16%, in 2017 as compared to 2016. The decrease was primarily the result of lower employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, reduced outside contributor, traffic acquisition, data for site and travel and entertainment costs, the aggregate of which decreased by approximately $3.0 million. Also contributing to the decline was an approximate $647 thousand reduction in corporate expense allocations. These cost decreases were partially offset by an increase in hosting and internet access, editorial data services and event costs, the aggregate of which increased by approximately $702 thousand.

Sales and marketing

	For the Year Ended December 31,
Sales and marketing:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$5,509,290	23%	$5,695,790	26%	-3%
RateWatch	1,417,885	18%	1,330,216	18%	7%
Total business to business	6,927,175	22%	7,026,006	24%	-1%
Business to consumer	6,632,218	21%	8,671,059	25%	-24%
Total sales and marketing	$13,559,393	21%	$15,697,065	25%	-14%

Sales and marketing expense attributable to The Deal / BoardEx decreased by approximately $187 thousand, or 3%, in 2017 as compared to 2016. The decrease was primarily the result of lower employee benefit costs due to decreased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, and decreased employee travel and entertainment expense, the aggregate of which decreased by approximately $257 thousand, partially offset by an approximate $88 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our RateWatch business increased by approximately $88 thousand, or 7%, in 2017 as compared to 2016. The increase was primarily the result of an approximate $55 thousand increase in employee compensation combined with a $36 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer business decreased by approximately $2.0 million, or 24%, in 2017 as compared to 2016. The decrease was primarily the result of reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, reduced advertising and promotion, consulting, travel and entertainment and statistical services costs, the aggregate of which decreased by approximately $2.2 million. These decreases were partially offset by an increase in corporate data platforms and email marketing efforts, the aggregate of which increased by approximately $114 thousand, and an increase in corporate expense allocations totaling $65 thousand.

General and administrative.

	For the Year Ended December 31,
General and administrative:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$7,410,726	31%	$7,245,184	33%	2%
RateWatch	1,993,039	26%	2,605,281	36%	-24%
Total business to business	9,403,765	30%	9,850,465	34%	-5%
Business to consumer	6,090,454	20%	6,306,686	18%	-3%
Total general and administrative	$15,494,219	24%	$16,157,151	25%	-4%

General and administrative expense attributable to The Deal / BoardEx business increased by approximately $228 thousand, or 3%, in 2017 as compared to 2016. The increase was primarily the result of an approximate $719 thousand increase in transaction losses caused by the fluctuation in foreign currency exchange rates combined with a $72 thousand increase in professional fees. These increases were partially offset by reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, together with lower bad debt expense, the aggregate of which decreased by approximately $350 thousand, and a reduction in corporate expense allocations totaling approximately $240 thousand, mainly due to the sales tax adjustment recorded in 2016.

General and administrative expense attributable to our RateWatch business decreased by approximately $612 thousand, or 24%, in 2017 as compared to 2016. The decrease was primarily the result of an approximate $372 thousand reduction in corporate expense allocations mainly due to the sales tax adjustment recorded during 2016, combined with reduced employee compensation and related payroll taxes, lower employee benefit costs due to increased employee contributions towards health benefit plans and a reduction in the Company’s matching portion of employee contributions to 401-K plans, the absence in 2017 of moving costs incurred in the first quarter of 2016 as RateWatch relocated to a new facility, and decreased recruiting fees, the aggregate of which decreased by approximately $206 thousand.

General and administrative expense attributable to our business to consumer business decreased by approximately $216 thousand, or 3%, in 2017 as compared to 2016. The decrease was primarily the result of an approximate $264 thousand reduction in corporate expense allocations mainly due to the sales tax adjustment recorded during 2016, combined with reduced occupancy costs and employee compensation, the aggregate of which decreased by approximately $195 thousand. These cost decreases were partially offset by increased expense related to an expanded business analytics group designed to provide management with information needed to improve business results combined with an increase in bad debt expense resulting from a cash collection during the first quarter of 2016 related to an account that had been fully reserved in a prior period, the aggregate of which increased by approximately $240 thousand.

Depreciation and amortization.

	For the Year Ended December 31,
Depreciation and amortization:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$2,896,542	12%	$3,046,018	14%	-5%
RateWatch	1,396,730	18%	1,568,915	22%	-11%
Total business to business	4,293,272	14%	4,614,933	16%	-7%
Business to consumer	838,987	3%	1,066,630	3%	-21%
Total depreciation and amortization	$5,132,259	8%	$5,681,563	9%	-10%

Depreciation and amortization expense decreased by approximately $549 thousand, or 10%, in 2017 as compared to 2016. The decrease was primarily the result of lower amortization expense related to capitalized software and website development projects.

Impairment of goodwill

	For the Year Ended December 31,
Impairment of goodwill	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$—	N/A	$11,583,000	52%	100%
RateWatch	—	N/A	—	0%	100%
Total business to business	—	N/A	11,583,000	40%	100%
Business to consumer	—	N/A	—	0%	100%
Total Impairment of Goodwill	$—	N/A	$11,583,000	18%	100%

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

Change in fair value of contingent consideration.

Change in fair value of contingent consideration:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$—	N/A	$(1,807,945)	-8%	100%
RateWatch	—	N/A	—	N/A	100%
Total business to business	—	N/A	(1,807,945)	-6%	100%
Business to consumer	—	N/A	—	N/A	100%
Total change in fair value of contingent consideration:	$—	N/A	$(1,807,945)	-3%	100%

During the three months ended December 31, 2016, the Company reduced its estimate of the acquisition contingent earn-out payable to the former owners of Management Diagnostics Limited (BoardEx) based upon revised 2017 revenue estimates, resulting in a reduction of contingent consideration liability of approximately $1.8 million.

Restructuring and other charges.

Restructuring and other charges:	2017	Percent of Segment Revenue	2016	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$137,501	1%	$(86,025)	-0%	N/A
RateWatch	31,035	0%	180,515	3%	-83%
Total business to business	168,536	1%	94,490	0%	78%
Business to consumer	301,763	1%	865,196	3%	-65%
Total restructuring and other charges	$470,299	1%	$959,686	2%	-51%

During the year ended December 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $470 thousand.

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

Net Interest Income (Expense)

	For the Year Ended December 31,
	2017	2016	Percent Change
Net interest income (expense)	$46,807	$(34,121)	N/A

Net interest income totaled approximately $47 thousand in 2017 as compared to net interest expense approximating $34 thousand in 2016. The change was primarily the result of reduced interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

(Benefit) Provision for Income Taxes

	For the Year Ended December 31,
	2017	2016	Percent Change
(Benefit) provision for income taxes	$(1,882,310)	$269,007	N/A

Income tax benefit for the year ended December 31, 2017 was approximately $1.9 million, as compared to an expense of approximately $269 thousand for the year ended December 31, 2016, and reflects an effective tax rate of 253% and -2%, respectively. Income tax benefit for the year ended December 31, 2017 primarily relates to the U.K. deferred tax asset and change in tax rates applied to deferred tax liability totaling $2.0 million, partially offset by the recognition of $87 thousand of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income. Income tax provision for the year ended December 31, 2016 primarily represents $130 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of $139 thousand of income tax expense in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for the year ended December 31, 2017 totaled approximately $25.0 million, or $0.66 per basic and diluted share primarily related to a $22.4 million capital contribution attributable to preferred stockholders as compared to net loss attributable to common stockholders for the year ended December 31, 2016 totaling approximately $17.5 million, or $0.50 per basic and diluted share.

Liquidity and Capital Resources

Our current assets at December 31, 2017 consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. At December 31, 2017, our current assets were approximately $18.5 million, 40% less than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of December 31, 2017, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $13.9 million, representing 20% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.7 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$11,684,817	$21,371,122
Marketable securities	1,680,000	1,550,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$13,864,817	$23,421,122

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $6.0 million for the year ended December 31, 2017, as compared to net cash used in operating activities totaling approximately $2.8 million for the year ended December 31, 2016. The increase in net cash provided by operating activities was primarily the result of the change in our net income (loss) together with the absence this year of a goodwill impairment and change in the fair value of contingent consideration, together with the change in the balance of deferred revenue and accounts receivable, partially offset by the change in the balance of accrued expenses and accounts payable.

Net cash used in investing activities totaled approximately $2.5 million for the year ended December 31, 2017, as compared to net cash used in investing activities totaling approximately $3.5 million for the year ended December 31, 2016. The decrease in net cash used in investing activities was primarily the result of reduced capital expenditures.

Net cash used in financing activities totaled approximately $13.4 million for the year ended December 31, 2017, as compared to net cash used in financing activities totaling approximately $167 thousand for the year ended December 31, 2016. The increase in net cash used in financing activities was primarily the result of a cash payment related to direct costs to extinguish our preferred stockholder, partially offset by the proceeds received from the sale of common stock.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through December 31, 2018, in respect of the contractual obligations set forth below under “Commitments and Contingencies.”

As of December 31, 2017 we had approximately $173 million of U.S. federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Treasury Stock

During the years ended December 31, 2017 and 2016, the Company did not purchase any shares of common stock. However, in November 2017, the Company’s Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. Purchases may be made in the open market or in privately negotiated transactions. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading prices of the securities, market conditions and other factors. The Company intends to use repurchases from time to time to offset the dilution created by shares issued under employee stock plans and to repurchase shares opportunistically. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2017, the Company had withheld an aggregate of 2,045,065 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Commitments and Contingencies

We are committed to cash expenditures in an aggregate amount of approximately $5.2 million through December 31, 2018, primarily related to operating leases for office space, which expire at various dates through January 2026 and minimum payments due under an employment agreement. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.1 million for each of the years ended December 31, 2017 and 2016. Additionally, we have agreements with certain of our employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2017, total future minimum cash payments are as follows:

Payments Due by Year
Contractual obligations:	Total	2018	2019	2020	2021	2022	After 2022
Operating leases	$9,235,579	$2,580,234	$2,328,260	$2,279,613	$501,781	$526,033	$1,019,658
Employment agreement	10,000,000	2,500,000	2,500,000	2,500,000	2,500,000	—	—
Outside contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$19,373,079	$5,217,734	$4,828,260	$4,779,613	$3,001,781	$526,033	$1,019,658

See Note 10 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

Revenue Recognition

We generate our revenue primarily from subscription fees charges to our institutional and retail customers and advertising revenue primarily from our flagship website, TheStreet.com.

Subscription revenue is comprised of subscriptions and license fees for access to securities investment information, stock market commentary, bank rate services, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the years ended December 31, 2017 or 2016.

Advertising revenue is primarily comprised of fees charged for the placement of advertising, primarily on our flagship website, TheStreet.com. Advertising revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Website Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification, Intangibles – Goodwill and Other, or ASC 350. In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2017 and 2016, we capitalized software development costs totaling approximately $1.5 million and $613 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2017 and 2016, we capitalized Website development costs totaling approximately $731 thousand and $1.2 million, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $2.3 million and $2.0 million, for the years ended December 31, 2017 and 2016, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests as of October 1 each year. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied enterprise value, resulting in an impairment charge for this excess.  During the year ended December 31, 2016, we recorded an impairment to our goodwill totaling approximately $11.6 million.

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

The Company tests goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step in the quantitative analysis consists of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated enterprise value of each of our reporting units using a market approach for the valuation of the company’s Common Stock based upon actual prices of the Company’s Common Stock. As the Company’s Preferred Shares were retired in November 2017, the retirement value was used. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow (“DCF”) methodology.  Our use of a DCF methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our DCF methodology involve many assumptions by management that are based upon future growth projections. Our assumptions include a continued recovery of our B2C business, which began in the fall 2017. If step one resulted in the carrying value of the reporting unit exceeding the enterprise value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied enterprise value of such goodwill. As a result, we determined that the Company’s business enterprise value (common equity plus preferred equity) to be $76.9 million as of the valuation date.

Using the market approach, we first calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the valuation date, as shown in the following table:

Average Stock Price – October 1, 2017
Low stock price	$1.06
High stock price	$1.09
Average stock price	$1.075

We multiplied the average stock price of $1.075 by the 35,872,589 Common Shares outstanding, indicating a common equity value of $38.6 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We reviewed the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. Although the data indicated a wide range of market participant acquisition premiums, we selected 10% as an appropriate market participant acquisition premium. Applying this premium of 10% resulted in a value of the common equity on a controlling basis of $42.4 million.

We then used the payment amount of $26.45 million as the starting point for valuing our preferred equity. As noted above the preferred equity had been retired in November for $26.45 million. The retirement caused the company’s stock price to jump to around $1.30, a significant increase from the $1.075 average of the high and low value on the valuation date. We therefore increased the value of the Common Equity by $8.1 million (35,872,589 shares x ($1.30 - $1.075).

We then added the $26.45 million enterprise value of the Preferred Stock with the $50.5 million value of the Common Stock which resulted in an enterprise value of $76.9 million on a controlling basis.

The Company then performed an income approach using the DCF to confirm the reasonableness of the $76.9 million enterprise value, which resulted in an indicated value of $70.7 million.

We then concluded the enterprise value analysis for the Company on an aggregated basis by taking the average of the $76.9 million enterprise value derived from the first test and the $70.7 million value derived from the second test, resulting in a enterprise value for the Company of $74.0 million. Once we determined the enterprise value of the Company, the enterprise value of each of the three reporting units was based on the proportion of each reporting unit’s indicated enterprise value to the indicated enterprise value of the Company.

Based on our analysis, we concluded that none of the reporting units goodwill was impaired as of the valuation date, with The Deal / BoardEx, RateWatch and Business to Consumer reporting units’ exceeding the amount recorded by approximately 93%, 34% and 35%, respectively.

To the extent actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, we may be required to perform an interim impairment analysis that could result in an impairment of Goodwill.

In conducting our 2017 annual indefinite lived intangible asset impairment test, we determined its enterprise value using the relief-from-royalty method. The application of the relief-from-royalty method requires the estimation of future income and the conversion of that income into an estimate of value. Future income related to a trade name is measured in terms of the savings that a company realizes by owning the indefinite lived trade name, thereby avoiding royalty payments to use the trade name in the absence of ownership. To calculate the royalty savings, we estimate (i) future revenue attributable to the RateWatch trade name; (ii) a royalty rate that a hypothetical licensee would be willing to pay for its use; and (iii) a discount rate to reduce future after-tax royalty savings to present value. We selected an appropriate royalty rate by searching various transaction databases for publicly disclosed transactions to license similar assets between service businesses, with a focus on companies that operate in industries similar to RateWatch. Based upon the analysis, we concluded that the book value of the indefinite lived trade name was not impaired as of the October 1, 2017 valuation date by approximately 32%.

Determining the enterprise value of goodwill or other intangible assets with indefinite lives involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and appropriate market comparables. We base our enterprise value estimates on assumptions believed to be reasonable. However, as these estimates and assumptions are unpredictable and inherently uncertain, actual future results may differ from these estimates.

A decrease in the price of our Common Stock could materially affect the determination of the enterprise value and could result in an impairment charge to reduce the carrying value of goodwill, which could be material to our financial position and results of operations.

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

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions and we perform periodic evaluations of the relative credit standing of these institutions.

As of December 31, 2017, our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. As of December 31, 2017 and 2016, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.7 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of December 31, 2017 and 2016, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

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

Stock-based compensation expense recognized for the years ended December 31, 2017 and 2016 was approximately $1.6 million and $1.6 million (inclusive if $105 thousand of noncash compensation expense charged to restructuring and other charges), respectively. As of December 31, 2017, there was approximately $780 thousand of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.2 years.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2017 and 2016 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for stock-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2017 and 2016 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2017 and 2016 was $0.28 and $0.37, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2017	2016
Expected option lives	4.2 years	4.5 years
Expected volatility	37.58%	34.87%
Risk-free interest rate	1.69%	1.12%
Expected dividends	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2017 and 2016 was $0.90 and $1.30, respectively.

For both option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2017 would have caused an increase of approximately $23 thousand. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2017 would have caused an increase of approximately $110 thousand. Because options are expensed over a period up to four years from the date of grant, the foregoing estimated increases include potential expense for options granted during prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate and volatility), the weighted average of such variable for all grants issued in a given year was used.

If factors change and we employ different assumptions in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Income Taxes

We account for our income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company released its U.K. valuation allowance as this entity has cumulative income over the last three years and Management believes it is more likely than not that the deferred tax asset will be utilized. As of December 31, 2017 and 2016, we maintain a full valuation allowance against our U.S. deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be recorded.  Interest costs related to unrecognized tax benefits would be classified within “Net interest income (expense)” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expense.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2017 or 2016.

As a result of ASU 2016-09, the Company recorded $15.7 million of net operating losses previously off balance sheet related to a prior windfall tax benefit. The recording of this deferred tax asset has no effect on net income as a full valuation allowance was recorded to offset this benefit. This was all recorded to the balance sheet.

We file income tax returns in the United States (federal), and in various state and local jurisdictions, as well as in the United Kingdom and India.  In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2014, and are not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Tax Act provides for significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was tax expense of $25.5 million which was offset by a reduction in the valuation allowance resulting in no tax expense.

The Tax Act includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits of certain of foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The amount of post-1986 undistributed net earnings and profits of the Company’s foreign subsidiaries is approximately $0.9 million at December 31, 2017. The Company recorded a provisional amount for the one-time mandatory repatriation tax liability of $0.4 million and a reduction to the valuation allowance to offset this expense. The Company has not yet finalized its calculation of the total post-1986 E&P and non-U.S. income taxes paid on such earnings for these foreign subsidiaries. Further, the transition tax is based on the amount of those earnings that are held in cash and other specified illiquid assets. This amount may change when the calculation of post-1986 net accumulated foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified illiquid assets are finalized and is subject to further refinement if further guidance is issued by federal and state taxing authorities.

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

For the years ended December 31, 2017 and 2016, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2017, one customer accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2016, no single customer accounted for more than 10% of our gross accounts receivable balance.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $971 thousand reduction to 2017 revenue, with an offsetting reduction to 2017 operating expenses of $802 thousand, and a decrease in the value of the Company’s assets and liabilities as of December 31, 2017 of approximately $1.7 million and $412 thousand, respectively.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2017.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

This Annual Report does not include a report of our independent registered public accounting firm regarding our internal control over financial reporting because we are a smaller reporting company and not subject to that requirement.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, or the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:
		The exhibits listed below are filed or incorporated by reference as part of this form 10-K.

EXHIBIT INDEX

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	June 28, 2016

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Elimination of the Company’s Series B Preferred Stock.	8-K	000-25779	3.1	November 13, 2017

4.1	Specimen Certificate for the Company’s Shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.3	Third Lease Amendment Agreement dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.4	Exchange Agreement dated as of November 10, 2017 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	10.1	November 13, 2017

10.5+	Securities Purchase Agreement dated as of November 10, 2017 by and among the Company, 180 Degree Capital Corp. and TheStreet SVP Series.	10-K	000-25779	10.17	March 9, 2016

10.6	Registration Rights Agreement dated November 10, 2017 by and among the Company, 180 Degree Capital Corp. and TheStreet SVP Series.	10-K	000-25779	10.3	November 13, 2017

10.7+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014

10.8+	Form of Agreement of Restricted Stock Units under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014

10.9+	Employment Agreement dated as of November 8, 2017 between James J. Cramer and the Company.

10.10+	Employment Offer Letter dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.30	March 9, 2016

10.11+	Severance Agreement dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.31	March 9, 2016

10.12+	Agreement for Grant of Non-Qualified Stock Option dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.32	March 9, 2016

10.13+	Employment Offer Letter dated as of June 9, 2016 between the Company and David Callaway.	10-Q	000-25779	10.1	August 3, 2016

10.14+	Severance Agreement dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.2	August 3, 2016

10.15+	Agreement for Grant of Non-Qualified Stock Option dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.3	August 3, 2016

10.16+	Director Compensation Policy.	10-K	000-25779	10.19	March 20, 2017

21.1	Subsidiaries of the Company.	10-K	000-25779	23.1	March 20, 2017

23.1	Consent of BDO USA, LLP.

31.1	Rule 13a-14(a) Certification of CEO.

31.2	Rule 13a-14(a) Certification of CFO.

32.1	Section 1350 Certification of CEO.

32.2	Section 1350 Certification of CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement

*	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: March 13, 2018	By:	/s/ David Callaway
	Name:	David Callaway
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Callaway and Eric Lundberg, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Callaway	Chief Executive Officer and Director (principal executive officer)	March 13, 2018
(David Callaway)

/s/ Eric Lundberg	Chief Financial Officer (principal financial and accounting officer)	March 13, 2018
(Eric Lundberg)

/s/ Lawrence S. Kramer	Chairman	March 13, 2018
(Lawrence S. Kramer)

/s/ James J. Cramer	Director	March 13, 2018
(James J. Cramer)

/s/ Bowers W. Espy	Director	March 13, 2018
(Bowers W. Espy)

/s/ Sarah Fay	Director	March 13, 2018
(Sarah Fay)

/s/ Betsy Morgan	Director	March 13, 2018
(Betsy Morgan)

/s/ Kevin Rendino	Director	March 13, 2018
(Kevin Rendino)

/s/ Stephen R. Zacharias	Director	March 13, 2018
(Stephen R. Zacharias)

THESTREET, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

TheStreet, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

BDO USA, LLP

We have served as the Company’s auditor since 2013.

New York, New York

March 13, 2018

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
assets
Current Assets:
Cash and cash equivalents	$11,684,817	$21,371,122
Accounts receivable, net of allowance for doubtful accounts of $278,997 as of December 31, 2017 and $316,204 as of December 31, 2016	4,684,570	5,119,959
Other receivables	389,353	358,266
Prepaid expenses and other current assets	1,707,574	1,416,956
Total current assets	18,466,314	28,266,303
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,090,658 as of December 31, 2017 and $5,682,286 as of December 31, 2016	2,751,812	3,550,007
Marketable securities	1,680,000	1,550,000
Other assets	306,465	285,843
Goodwill	29,419,522	29,183,141
Other intangibles, net of accumulated amortization of $23,563,514 as of December 31, 2017 and $20,134,178 as of December 31, 2016	14,020,982	15,127,818
Deferred tax asset	1,865,453	—
Restricted cash	500,000	500,000
Total assets	$69,010,548	$78,463,112

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,013,797	$2,526,034
Accrued expenses	3,765,795	5,115,558
Deferred revenue	23,308,678	22,476,962
Other current liabilities	1,904,614	983,799
Total current liabilities	30,992,884	31,102,353
Noncurrent Liabilities:
Deferred tax liability	1,932,606	2,036,487
Other liabilities	2,064,109	3,274,816
Total liabilities	34,989,599	36,413,656

Stockholders’ Equity:
Convertible preferred stock; $0.01 par value; 10,000,000 shares authorized; 5,500 issued and outstanding as of December 31, 2016; the aggregate liquidation preference as of December 31, 2016 totals $55,000,000	—	55
Common stock; $0.01 par value; 100,000,000 shares authorized; 56,891,551 shares issued and 49,181,462 shares outstanding as of December 31, 2017, and 42,936,906 shares issued and 35,421,217 shares outstanding as of December 31, 2016	568,916	429,369
Additional paid-in capital	259,569,737	271,143,445
Accumulated other comprehensive loss	(4,845,650)	(5,898,305)
Treasury stock at cost 7,710,089 shares as of December 31, 2017 and 7,515,689 shares as of December 31, 2016	(13,484,924)	(13,211,141)
Accumulated deficit	(207,787,130)	(210,413,967)
Total stockholders’ equity	34,020,949	42,049,456
Total liabilities and stockholders’ equity	$69,010,548	$78,463,112

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016
Revenue:
Business to business	$31,450,697	$29,323,401
Business to consumer	31,018,693	34,176,130
Total revenue	62,469,390	63,499,531
Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	27,115,500	32,440,598
Sales and marketing	13,559,393	15,697,065
General and administrative	15,494,219	16,157,151
Depreciation and amortization	5,132,259	5,681,563
Impairment of Goodwill	—	11,583,000
Change in fair value of contingent consideration	—	(1,807,945)
Restructuring and other charges	470,299	959,686
Total operating expense	61,771,670	80,711,118
Operating income (loss)	697,720	(17,211,587)
Net interest income (expense)	46,807	(34,121)
Net income (loss) before income taxes	744,527	(17,245,708)
(Benefit) provision for income taxes	(1,882,310)	269,007
Net income (loss)	2,626,837	(17,514,715)
Capital contribution attributable to preferred stockholders	22,367,520	—
Net income (loss) attributable to common stockholders	$24,994,357	$(17,514,715)

Basic net income (loss) per share attributable to common stockholders	$0.66	$(0.50)

Diluted net income (loss) per share attributable to common stockholders	$0.66	$(0.50)

Cash dividends declared and paid per common share	$—	$—

Weighted average basic shares outstanding	37,624,103	35,236,113

Weighted average diluted shares outstanding	37,842,479	35,236,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2017	2016
Net income (loss)	$2,626,837	$(17,514,715)
Foreign currency translation gain (loss)	922,655	(3,859,279)
Unrealized gain (loss) on marketable securities	130,000	(40,000)
Comprehensive income (loss)	$3,679,492	$(21,413,994)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common Stock		Series B Preferred Stock				Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	42,458,779	$424,588	5,500	$55	$269,524,415	$(1,999,026)	(7,335,647)	$(13,056,541)	$(192,899,252)	$61,994,239
Unrealized loss on marketable securities	—	—	—	—	—	(40,000)	—	—	—	(40,000)
Foreign currency translation loss	—	—	—	—	—	(3,859,279)	—	—	—	(3,859,279)
Exercise and issuance of equity grants	478,127	4,781	—	—	(4,781)	—	(180,042)	(154,600)	—	(154,600)
Stock-based consideration for services	—	—	—	—	1,623,811	—	—	—	—	1,623,811
Net loss	—	—	—	—	—	—	—	—	(17,514,715)	(17,514,715)
Balance at December 31, 2016	42,936,906	429,369	5,500	55	271,143,445	(5,898,305)	(7,515,689)	(13,211,141)	(210,413,967)	42,049,456
Unrealized gain on marketable securities	—	—	—	—	—	130,000	—	—	—	130,000
Foreign currency translation gain	—	—	—	—	—	922,655	—	—	—	922,655
Issuance of shares pursuant to Series B exchange	6,000,000	60,000	—	—	5,520,000	—	—	—	—	5,580,000
Exercise and issuance of equity grants	818,282	8,183	—	—	(8,183)	—	(194,400)	(273,783)	—	(273,783)
Issuance of common stock	7,136,363	71,364	—	—	7,778,635	—	—	—	—	7,849,999
Redemption of preferred stock			(5,500)	(55)	(48,838,360)					(48,838,415)
Stock-based consideration for services	—	—	—	—	1,606,680	—	—	—	—	1,606,680
Capital contribution related to redemption of preferred stock					22,367,520					22,367,520
Net income	—	—	—	—	—	—	—	—	2,626,837	2,626,837
Balance at December 31, 2017	56,891,551	$568,916	—	$—	$259,569,737	$(4,845,650)	(7,710,089)	$(13,484,924)	$(207,787,130)	$34,020,949

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$2,626,837	$(17,514,715)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,606,680	1,518,698
Provision for doubtful accounts	21,154	54,625
Depreciation and amortization	5,132,259	5,681,563
Impairment of Goodwill	—	11,583,000
Deferred taxes	(2,079,361)	130,192
Change in fair value of contingent consideration	—	(1,807,945)
Restructuring and other charges	—	105,113
Deferred rent	(526,579)	(678,064)
Changes in operating assets and liabilities:
Accounts receivable	485,592	(226,980)
Other receivables	(30,101)	421,843
Prepaid expenses and other current assets	(166,578)	(231,310)
Other assets	(2,693)	26,271
Accounts payable	(518,834)	41,541
Accrued expenses	(1,383,875)	67,540
Deferred revenue	728,118	(1,916,494)
Other current liabilities	(3,511)	(138,187)
Other liabilities	—	125,264
Net cash provided by (used in) operating activities	5,889,108	(2,758,045)
Cash Flows from Investing Activities:
Capital expenditures	(2,505,816)	(3,676,051)
Net cash used in investing activities	(2,505,816)	(3,676,051)
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,245)	(12,762)
Net proceeds from the sale of common stock	7,849,999	—
Cash paid to extinguish preferred stock	(20,891,480)	—
Shares withheld on RSU vesting to pay for withholding taxes	(273,783)	(154,600)
Net cash used in financing activities	(13,383,509)	(167,362)
Effect of exchange rate changes on cash and cash equivalents	313,912	(634,086)
Net decrease in cash and cash equivalents	(9,686,305)	(7,235,544)
Cash, cash equivalents and restricted cash, beginning of period	21,871,122	29,106,666
Cash, cash equivalents and restricted cash, end of period	$12,184,817	$21,871,122
Supplemental disclosures of cash flow information:
Cash payments made for taxes	$87,023	$159,477
Noncash investing and financing:
Issuance of common stock as part of extinguishment of preferred stock	$5,580,000	$—
Capital contribution related to redemption of preferred stock	$22,367,520	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

●	useful lives of intangible assets,
●	useful lives of property and equipment,
●	the carrying value of goodwill, intangible assets and marketable securities,
●	allowances for doubtful accounts and deferred tax assets,
●	accrued expense estimates,
●	reserves for deferred tax assets,
●	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees,
●	restructuring charges, and
●	the calculation of a contingent earn-out payment from the acquisition of Management Diagnostics Limited.

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

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our business to consumer products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the years ended December 31, 2017 and 2016.

Advertising revenue is comprised of fees charged for the placement of advertising and sponsorships, primarily within TheStreet.com, for which revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2017, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

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

Capitalized Software and Website Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2017 and 2016, the Company capitalized software development costs totaling approximately $1.5 million and $613 thousand, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2017 and 2016, the Company capitalized Website development costs totaling approximately $731 thousand and $1.2 million, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. For the years ended December 31, 2017 and 2016, amortization expense was approximately $2.3 million and $2.0 million, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  The Company performs its annual impairment tests as of October 1 each year. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied fair value, resulting in an impairment charge for this excess.

During the year ended December 31, 2015, the business was managed as a single segment and single reporting unit where subscription and advertising products were sold throughout the Company, financial results were reviewed on a consolidated basis and separate and discrete financial information was not available. During 2016, the Company reassessed the identification of operating segments due to changes in key personnel, including the Chief Operating Decision Maker, and during the fourth quarter of 2016 began to provide separate and discrete segment financial information. The Company operates in three distinct operating segments: The Deal / BoardEx, RateWatch and Business to Consumer. These operating segments also represent the Company’s reporting units.

The Company tests goodwill using a quantitative analysis consisting of a two-step approach. The first step in the quantitative analysis consists of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated fair value of each of our reporting units using both a market approach and an income approach. The market approach was performed for the valuation of the Company’s Common Stock based upon actual prices of the Company’s common stock. As the Company’s Preferred Shares were retired in November 2017, the retirement value was used. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow methodology.   If step one resulted in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

Based upon the annual impairment test performed as of October 1, 2017, the Company concluded that The Deal / BoardEx, RateWatch and Business to Consumer reporting units’ estimated fair values exceeded carrying value by approximately 93%, 34% and 35%, respectively.

In conducting its 2017 annual indefinite lived intangible asset impairment test with the assistance of an independent appraisal firm, the Company determined its fair value using the relief-from-royalty method. The application of the relief-from-royalty method requires the estimation of future income and the conversion of that income into an estimate of value. Future income related to a trade name is measured in terms of the savings that a company realizes by owning the indefinite lived trade name, thereby avoiding royalty payments to use the trade name in the absence of ownership. To calculate the royalty savings, the Company estimates (i) future revenue attributable to the RateWatch trade name; (ii) a royalty rate that a hypothetical licensee would be willing to pay for its use; and (iii) a discount rate to reduce future after-tax royalty savings to present value. The Company selected an appropriate royalty rate by searching various transaction databases for publicly disclosed transactions to license similar assets between service businesses, with a focus on companies that operate in industries similar to RateWatch. Based upon the analysis, the Company concluded that the book value of the indefinite lived trade name was not impaired as of the October 1, 2017 valuation date by approximately 32%.

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

Management does not believe that there was any impairment of long-lived assets as of December 31, 2017 and 2016.

Income Taxes

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company released its U.K. valuation allowance as this entity has cumulative income over the last three years and Management believes it is more likely than not that the deferred tax asset will be utilized. As of December 31, 2017 and 2016, the Company maintains a full valuation allowance against its U.S. deferred tax assets due to its history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and its assessment that the realization of the deferred tax assets did not meet the “more likely than not” criterion under ASC 740-10. The Company expects to continue to maintain a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets.

ASC 740-10 also prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits.”  A liability is recognized for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC 740-10. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be recorded. Interest costs related to unrecognized tax benefits would be classified within “Net interest expense” in the consolidated statements of operations. Penalties would be recognized as a component of “General and administrative” expense.  There is no interest expense or penalty related to tax uncertainties reported in the consolidated statements of operations for the years ended December 31, 2017 or 2016.

As a result of ASU 2016-09, the Company recorded $15.7 million of net operating losses previously off balance sheet related to prior windfall tax benefits. The recording of this deferred tax asset has no effect on net income as a full valuation allowance was recorded to offset this benefit. This was all recorded to the balance sheet.

The Company files income tax returns in the United States (federal), and in various state and local jurisdictions, as well as in the United Kingdom and India.  In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2014, and is not currently under examination by any federal, state or local jurisdiction.  It is not anticipated that unrecognized tax benefits will significantly change in the next twelve months.

Fair Value of Financial Instruments

The carrying amounts of accounts and other receivables, accounts payable, accrued expenses and deferred revenue approximate fair value due to the short-term maturities of these instruments.

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2017, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the years ended December 31, 2017 and 2016, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2017, one customer accounted for more than 10% of consolidated accounts receivable. As of December 31, 2016, no single customer accounted for more than 10% of consolidated accounts receivable.

The Company’s customers are primarily concentrated in the United States and Europe, and it carries accounts receivable balances. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

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

Net Income (Loss) Per Share of Common Stock

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net income (loss) per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For 2017, approximately 218 thousand of unvested restricted stock units and vested and unvested options to purchase Common Stock were included in the calculation of the earnings attributable to the common stockholders. For the year ended December 31, 2016, approximately 708 thousand of unvested restricted stock units and vested and unvested options to purchase Common Stock, were excluded from the calculation, as their effect would result in a lower net loss per share.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2017 and 2016, advertising expense totaled approximately $1.8 million and $2.5 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2017 and 2016 was approximately $1.6 million and $1.6 million (inclusive of $105 thousand of noncash compensation expense charged to restructuring and other charges), respectively. As of December 31, 2017, there was approximately $780 thousand of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.2 years.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2017 and 2016 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2017 and 2016 was $0.28 and $0.37, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2017	2016
Expected option lives	4.2 years	4.5 years
Expected volatility	37.58%	34.87%
Risk-free interest rate	1.69%	1.12%
Expected dividends	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2017 and 2016 was $0.90 and $1.30, respectively.

2007 Performance Incentive Plan

In 2007, the Company adopted the 2007 Plan, whereby executive officers, directors, employees and consultants may be eligible to receive cash or equity-based performance awards based on set performance criteria.

In 2017 and 2016, the Compensation Committee granted short-term cash performance awards, payable to certain officers, upon the Company’s achievement of specified performance goals for such year as defined by the Compensation Committee. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. Potential payout was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $799 thousand and $486 thousand were deemed earned with respect to the years ended December 31, 2017 and 2016, respectively.

Preferred Stock

The Company applied the guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) when determining the classification and measurement of its convertible preferred shares. Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred shares as a component of stockholders’ equity.

The Company’s Series B Convertible Preferred Stock (the “Preferred Stock”) did not feature any redemption rights within the holders’ control or conditional redemption features not solely within the Company’s control as of December 31, 2016. Accordingly, the Preferred Stock was presented as a component of stockholders’ equity. On November 10, 2017, the Company exchanged all of its Preferred Stock for 6 million shares of the Company’s Common Stock and $20 million of cash. (Note 9)

New Accounting Pronouncements

Accounting Pronouncements Adopted

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other Simplifying the Test for goodwill Impairment (“ASU 2017-04”). ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under ASU 2017-04, an entity would perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We adopted ASU 2017-04 upon the preparation of our annual goodwill impairment test in the fourth quarter of 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows and to eliminate the diversity in practice related to such classifications. The guidance in ASU 2016-15 is required for annual reporting periods beginning after December 31, 2017, with early adoption permitted. The Company adopted ASU 2016-15 as of December 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash (ASU 2016-18). ASU 2016-18 addresses the diversity in practice as to how changes in restricted cash are presented and classified in the statement of cash flows. The guidance requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective prospectively for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company currently presents changes in its restricted cash separately on its condensed consolidated statements of cash flows. The Company adopted ASU 2016-18 as of December 31, 2017. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (“ASU 2017-09”). ASU 2017-09 provides an accounting framework applicable to modifications of share-based payments, and defines a modification as “a change in any of the terms or conditions of a share-based payment award.” The guidance in ASU 2017-09 is required for annual or interim reporting periods beginning after December 31, 2017, with early adoption permitted. The Company adopted ASU 2017-09 as of December 31, 2017. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. ASU No. 2014-09 may be applied using either a full retrospective approach, under which all years included in the financial statements will be presented under the revised guidance, or a modified retrospective approach, under which financial statements will be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the entity.

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has substantially completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  ASU 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  ASU 2016-13 is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  Based upon the level and makeup of the Company’s financial receivables, past loss activity and current known activity regarding our outstanding receivables, the Company does not expect that the adoption of this new standard will have a material impact on its consolidated financial statements.

(2) Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net income (loss) per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the year ended December 31, 2016, approximately 708 thousand unvested restricted stock units and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net income (loss) per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2017	2016
Basic and diluted net income (loss) per share
Numerator:
Net income (loss)	$2,626,837	$(17,514,715)
Capital contribution attributable to preferred shareholders	22,367,520	—

Numerator for basic and diluted earnings per share - Net income (loss) attributable to common stockholders	$24,994,357	$(17,514,715)
Denominator:
Weighted average basic shares outstanding	37,624,103	35,236,113
Weighted average diluted shares outstanding	37,842,479	35,236,113

Basic and diluted net loss per share:
Basic net income (loss) attributable to common stockholders	$0.66	$(0.50)
Diluted net income (loss) attributable to common stockholders	$0.66	$(0.50)

(3) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of December 31, 2017 and 2016, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.7 million and $1.6 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net income or loss as they are deemed temporary. Additionally, as of both December 31, 2017 and 2016, the Company has a total of approximately $500 thousand of cash that serves as collateral for outstanding letters of credit, and which cash is therefore restricted. The letters of credit serve as security deposits for the Company’s office space in New York City.

	As of December 31,
	2017	2016
Cash and cash equivalents	$11,684,817	$21,371,122
Marketable securities	1,680,000	1,550,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$13,864,817	$23,421,122

(4) Fair Value Measurements

The Company measures the fair value of its financial instruments in accordance with ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

●	Level 1: Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

●	Level 2: Inputs other than quoted market prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

●	Level 3: Inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in the Company’s financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of December 31, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$11,684,817	$11,684,817	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,680,000	—	—	1,680,000
Contingent earn-out (3)	951,867	—	—	951,867
Total at fair value	$14,816,684	$12,184,817	$—	$2,631,867

	As of December 31, 2016
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$21,371,122	$21,371,122	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,550,000	—	—	1,550,000
Contingent earn-out (3)	907,657	—	—	907,657
Total at fair value	$24,328,779	$21,871,122	$—	$2,457,657

(1)          Cash and cash equivalents and restricted cash, totaling approximately $12.2 million and $21.9 million as of December 31, 2017 and 2016, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)          Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.7 million and $1.6 million as of December 31, 2017 and 2016, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2017, the Company determined there was a decline in the fair value of its ARS investments of $170 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss. The Company used a discounted cash flow and market approach model to determine the estimated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

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

The following table provides a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2015	$1,590,000
Change in fair value of investment	(40,000)
Balance December 31, 2016	1,550,000
Change in fair value of investment	130,000
Balance December 31, 2017	$1,680,000

Contingent Earn-Out
Balance December 31, 2015	$2,590,339
Reduction to estimated earn-out	(1,807,945)
Accretion of net present value	125,263
Balance December 31, 2016	907,657
Accretion of net present value	44,210
Balance December 31, 2017	$951,867

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

Property and equipment as of December 31, 2017 and 2016 consists of the following:

	As of December 31,
	2017	2016
Computer equipment and software	$2,005,226	$2,516,189
Furniture and fixtures and telephone equipment	1,916,158	2,080,658
Leasehold improvements	4,520,693	4,635,446
	8,442,077	9,232,293
Less accumulated depreciation and amortization	5,690,265	5,682,286
Property and equipment, net	$2,751,812	$3,550,007

Depreciation and amortization expense for the above noted property and equipment was approximately $1.0 million and $964 thousand for the years ended December 31, 2017 and 2016, respectively. The Company does not include depreciation and amortization expense in cost of services, sales and marketing or general and administrative expense. Approximately $1.0 million of fully depreciated assets was written off during the year ended December 31, 2017.

(6) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

Balance as of December 31, 2015	$43,318,670
Impairment charge	(11,583,000)
Exchange rate impact	(2,552,529)
Balance as of December 31, 2016	29,183,141
Exchange rate impact	236,381
Balance as of December 31, 2017	$29,419,522

During the year ended December 31, 2015, the business was managed as a single segment where subscription and advertising products were sold throughout the Company, financial results were reviewed on a consolidated basis and separate and discrete financial information was not available. During 2016, the Company reassessed the identification of operating segments due to changes in key personnel, including the Chief Operating Decision Maker, and during the fourth quarter of 2016 began to provide separate and discrete segment financial information. The Company operates in three distinct operating segments: The Deal / BoardEx, RateWatch and Business to Consumer. These operating segments also represent the Company’s reporting units.

	The Deal/ BoardEx	RateWatch	Business to Consumer	Total
Balance December 31, 2015				$43,318,670
Exchange rate impact				(1,897,318)
Balance October 1, 2016	$14,104,120	$5,851,050	$21,466,182	41,421,352
Exchange rate impact	(655,211)	—	—	(655,211)
Impairment charge	(11,583,000)	—	—	(11,583,000)
Balance December 31, 2016	1,865,909	5,851,050	21,466,182	29,183,141
Exchange rate impact	236,381	—	—	236,381
Balance December 31, 2017	$2,102,290	$5,851,050	$21,466,182	$29,419,522

The Company’s goodwill and intangible assets and related accumulated amortization as of December 31, 2017 and 2016 consist of the following:

	As of December 31,
	2017	2016
Total goodwill	$29,419,522	$29,183,141
Intangible assets not subject to amortization:
Trade name	$720,000	$720,000
Total intangible assets not subject to amortization	720,000	720,000
Intangible assets subject to amortization:
Customer relationships	13,887,601	13,622,590
Software models	1,488,194	1,988,194
Product databases	9,590,096	8,608,166
Trade names	741,470	719,085
Capitalized website and software development	10,996,710	9,313,536
Domain names	160,425	160,425
Total intangible assets subject to amortization	36,864,496	34,541,996
Less accumulated amortization	(23,563,514)	(20,134,178)
Net intangible assets subject to amortization	13,300,982	14,407,818
Total intangible assets	$14,020,982	$15,127,818

Intangible assets were established through business acquisitions and internally developed capitalized website and software development costs. Definite-lived intangible assets are amortized on a straight-line basis over a weighted-average period of approximately 9.8 years for customer relationships, 5.0 years for software models, 9.9 years for product databases and 8.6 years for trade names.

Amortization expense totaled approximately $4.2 million and $4.7 million for the years ended December 31, 2017 and 2016, respectively. The estimated amortization expense for the next five years and thereafter is as follows:

For the Years Ended
December 31,	Amount
2018	$3,533,508
2019	2,717,005
2020	2,239,443
2021	1,653,378
2022	1,417,299
Thereafter	1,740,349
Total	$13,300,982

(7) Accrued Expenses

Accrued expenses as of December 31, 2017 and 2016 consist of the following:

	As of December 31,
	2017	2016
Payroll and related costs	$2,010,745	$2,261,401
Professional fees	449,394	531,876
Tax related	296,606	531,609
Business development	173,840	440,668
Data related	129,483	338,064
All other	705,727	1,011,940
Total accrued expenses	$3,765,795	$5,115,558

(8) Income Taxes

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The income tax effects of changes in tax laws are recognized in the period when enacted. The Tax Act provides for significant tax law changes and modifications with varying effective dates, which include reducing the U.S. federal corporate income tax rate from 35% to 21%, creating a territorial tax system (with a one-time mandatory repatriation tax on previously deferred foreign earnings), and allowing for immediate capital expensing of certain qualified property acquired and placed in service after September 27, 2017 and before January 1, 2023.

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. Under SAB 118, a company may record provisional amounts during a measurement period for specific income tax effects of the Tax Act for which the accounting is incomplete but a reasonable estimate can be determined, and when unable to determine a reasonable estimate for any income tax effects, report provisional amounts in the first reporting period in which a reasonable estimate can be determined. The Company has recorded the impact of the tax effects of the Tax Act, relying on reasonable estimates where the accounting is incomplete as of December 31, 2017. As guidance and technical corrections are issued in the upcoming quarters, the Company will record updates to its original provisional estimates.

The Company remeasured certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of the deferred tax balance was tax expense of $25.5 million which was offset by a reduction in the valuation allowance resulting in no tax expense.

The Tax Act includes a transition tax on the deemed distribution of previously untaxed accumulated and current earnings and profits of certain of foreign subsidiaries. To determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The amount of post-1986 undistributed net earnings and profits of the Company’s foreign subsidiaries is approximately $0.9 million at December 31, 2017. The Company recorded a provisional amount for the one-time mandatory repatriation tax liability of $139 thousand and a reduction to the valuation allowance to offset this expense. The Company has not yet finalized its calculation of the total post-1986 E&P and non-U.S. income taxes paid on such earnings for these foreign subsidiaries. Further, the transition tax is based on the amount of those earnings that are held in cash and other specified illiquid assets. This amount may change when the calculation of post-1986 net accumulated foreign E&P previously deferred from U.S. federal taxation and the amounts held in cash or other specified illiquid assets are finalized and is subject to further refinement if further guidance is issued by federal and state taxing authorities.

The Company accounts for its income taxes in accordance with ASC 740-10. Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company has determined that it files U.S. Federal, State and Foreign tax returns and has determined that its major tax jurisdictions are the United States, India and the United Kingdom. Tax years through 2017 remain open due to net operating loss carryforwards and are subject to examination by appropriate taxing authorities.

The Company had approximately $173 million and $160 million of federal and state net operating loss carryforwards (“NOL”) as of December 31, 2017 and 2016, respectively. The Company has a full valuation allowance against its U.S. deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets. The ability of the Company to utilize its NOL in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986 (“IRC”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income.

Subject to potential Section 382 limitations, the federal losses are available to offset future taxable income through 2037 and expire from 2019 through 2037. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire through 2037. The company also has approximately $10.5 million in U.K. NOLs as of December 31, 2017. During the fourth quarter ended December 31, 2017, the Company released its U.K. valuation allowance as it was concluded that this entity has cumulative income over the last three years and Management believes it is more likely than not that the deferred the asset will be utilized.

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

(in thousands)	2017	2016
Current taxes:
U.S. federal	$—	$—
State and local	—	—
Foreign	197	139
Total current tax expense	$197	$139

Deferred taxes:
U.S. federal	$(335)	$38
State and local	231	92
Foreign	(1,975)	—
Total deferred tax expense	$(2,079)	$130

Total tax (benefit) provision	$(1,882)	$269

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2017	2016
U.S. statutory federal income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	-217.8%	10.2%
Effect of permanent differences	6.6%	-0.4%
R&D credit	0.0%	0.1%
Foreign tax rate differential	50.3%	-6.3%
Change to valuation allowance	-2,824.7%	-39.0%
Change in federal rate	3,377.1%	0%
Foreign repatriation	18.7%	0%
Stock compensation	-716.2%	0%
U.S true-ups	81.3%	0%
Other	-62.3%	-0.2%
Effective income tax rate	-253.0%	-1.6%

As a result of the U.S. Tax Cuts and Jobs Act, the Company included $0.9 million of accumulated earnings of the Non-U.S. subsidiary in the calculation of 2017 taxable income. The Company has not provided for foreign withholding taxes on approximately $0.9 million of undistributed earnings from its non-U.S. subsidiary as of December 31, 2017 because such earnings are intended to be reinvested indefinitely outside of the United States. If these earnings were distributed, foreign withholding tax of approximately $155 thousand may become due. The foreign earnings that the Company may repatriate to the United States in any year is limited to the amount of current year foreign earnings and are not made out of historic undistributed accumulated earnings. The amount of current year foreign earnings that are available for repatriation is determined after consideration of all foreign cash requirements including working capital needs, potential requirements for litigation and regulatory matters, and merger and acquisition activities, among others.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
(in thousands)	2017	2016
Deferred tax assets:
Operating loss carryforward	$50,535	$71,334
Windfall tax benefit carryforward	—	(5,332)
Capital loss carryforward	432	152
Goodwill	1,919	3,089
Intangible assets	3,116	2,339
Accrued expenses	409	1,112
Depreciation	139	551
Other	820	1,935
Total deferred tax assets	57,370	75,180

Goodwill	(1,711)	(1,735)
Trademarks	(568)	(301)
Total deferred tax liabilities	(2,279)	(2,036)
Less: valuation allowance	(55,048)	(75,180)
Net deferred tax asset (liability)	$43	$(2,036)

The Company has no uncertain tax positions pursuant to ASC 740-10 for the years ended December 31, 2017 and 2016.

(9) Stockholders’ Equity

Exchange Agreement

On November 10, 2017, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with TCV VI, L.P., a Delaware limited partnership (“TCV VI”), and TCV Member Fund, L.P., a Cayman Islands exempted limited partnership (“TCV Member Fund” and, together with TCV VI, the “TCV Holders”), which provided for, among other things, the exchange by the TCV Holders of all shares of Series B Preferred Stock (see below) of the Company held by them for an aggregate of (i) 6,000,000 shares of newly issued common stock, par value $0.01 per share of the Company (“Common Stock”) having a value of $5,520,000, and (ii) cash consideration in the amount of $20,000,000 (the “Exchange Transaction”). The Exchange Transaction closed on November 10, 2017. The retirement of the Series B Preferred Stock removes, among other rights of the TCV Holders and restrictions on the Company, a $55 million liquidation preference previously held by TCV. The company incurred approximately $891,000 of direct expenses related to the transaction. The Company has reflected the exchange transaction as an extinguishment of the Series B Preferred Stock and recorded the difference of approximately $22,368,000 between the carrying value of approximately $48,838,000 and the fair value of the consideration, including direct expenses, as a capital contribution from the Company’s preferred stockholders in its statement of operations and stockholders’ equity.

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

Registration Rights Agreement

In connection with the Exchange and Financing Transaction, the Company agreed to register the shares for resale and the Company has filed a registration statement with the Securities and Exchange Commission. The TCV Holders and the Investors received additional registration rights as set forth in the transaction documents.

Convertible Preferred Stock

Securities Purchase Agreement

On November 15, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCV VI, L.P., a Delaware limited partnership, and TCV Member Fund, L.P., a Delaware limited partnership (collectively, the “Purchasers”).

Pursuant to the Purchase Agreement, the Company sold the Purchasers an aggregate of 5,500 shares of its newly-created Series B convertible preferred stock, par value $0.01 per share (“Series B Preferred Stock”), that were immediately convertible into an aggregate of 3,856,942 shares of its Common Stock at a conversion price of $14.26 per share, and warrants (the “Warrants”) to purchase an aggregate of 1,157,083 shares of Common Stock for $15.69 per share. The Warrants have expired without any shares having been purchased. The consideration paid for the Series B Preferred Stock and the Warrants was $55 million.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, was necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2017 and 2016, the Company did not purchase any shares of Common Stock under the Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2017, the Company had withheld an aggregate of 2,045,065 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business.

Stock Options

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five to seven years. As of December 31, 2017, there remained approximately 1.0 million shares available for future awards under the 2007 Plan. In connection with awards under both the 2007 Plan and awards issued outside of the Plan as inducement grants to new hires, the Company recorded approximately $1.6 million and $1.6 million (inclusive of approximately $105 thousand included in restructuring and other charges), of noncash stock-based compensation for the years ended December 31, 2017 and 2016, respectively.

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

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2016	5,900,731	$1.52
Options granted	260,000	$0.87
Options exercised	—	$—
Options forfeited	(41,368)	$1.15
Options expired	(627,435)	$1.77
Awards outstanding, December 31, 2017	5,491,928	$1.46	$874	3.39
Awards vested and expected to vest at December 31, 2017	5,462,918	$1.46	$865	3.38
Awards vested at December 31, 2017	3,807,461	$1.58	$386	2.47

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2016	717,995
Restricted stock units granted	597,788
Restricted stock units settled by delivery of Common Stock upon vesting	(818,282)
Restricted stock units forfeited	(50,833)
Awards outstanding, December 31, 2017	446,668	$648	0.62
Awards vested and expected to vest at December 31, 2017	441,168	$640	0.52

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2017 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2016	3,936,427	$0.62
Shares underlying options granted	260,000	$0.28
Shares underlying restricted stock units granted	597,788	$0.90
Shares underlying options vested	(1,752,597)	$0.38
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(818,282)	$1.59
Shares underlying unvested options forfeited	(41,368)	$0.37
Shares underlying unvested restricted stock units forfeited	(50,833)	$1.20
Shares underlying awards unvested at December 31, 2017	2,131,135	$0.48

For the years ended December 31, 2017 and 2016, approximately 260 thousand and 3.1 million stock options, respectively, were granted to employees of the Company. No options were exercised during both years ended December 31, 2017 and 2016, resulting in $0 of cash proceeds to the Company. For the years ended December 31, 2017 and 2016, approximately 598 thousand and 558 thousand restricted stock units, respectively, were granted to employees of the Company, and 818 thousand and 478 thousand, respectively, were issued under restricted stock unit grants. For the years ended December 31, 2017 and 2016, the total fair value of share-based awards vested was approximately $1.6 million and $696 thousand, respectively. For the years ended December 31, 2017 and 2016, the total intrinsic value of options exercised was $0 and $0, respectively. For the years ended December 31, 2017 and 2016, the total intrinsic value of restricted stock units that vested was approximately $921 thousand and $484 thousand, respectively. As of December 31, 2017, there was approximately $780 thousand of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 1.2 years.

(10) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through January 2026. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.1 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company has agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2017, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual Obligations:	Total	2018	2019	2020	2021	2022	After 202
Operating leases	$9,235,579	$2,580,234	$2,328,260	$2,279,613	$501,781	$526,033	$1,019,658
Employment agreement	10,000,000	2,500,000	2,500,000	2,500,000	2,500,000	—	—
Outside contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$19,373,079	$5,217,734	$4,828,260	$4,779,613	$3,001,781	$526,033	$1,019,658

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

(12) Restructuring and Other Charges

During the year months ended December 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $470 thousand.

During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer, who was also a member of the Company’s Board of Directors. In connection with this resignation, the Company paid severance, provided continuing medical coverage for 18 months, and incurred recruiting fees, resulting in restructuring and other charges of approximately $1.5 million. Additionally, in August 2016 the Company received the lease termination fee from the landlord when The Deal’s office space was vacated resulting in a reduction to restructuring and other charges of approximately $583 thousand.

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

	Workforce Reduction	Asset Write- Off	Termination of Vendor Services	Lease Termination	Total
Restructuring charge	$3,307,330	$954,302	$531,828	$2,085,000	$6,878,460
Noncash charges	(222,215)	(954,302)	(220,178)	—	(1,396,695)
Payments	(2,462,425)	—	(148,816)	(190,518)	(2,801,759)
Balance December 31, 2012	622,690	—	162,834	1,894,482	2,680,006
Adjustments to prior estimates	(7,586)	—	5,446	27,130	24,990
(Payments)/sublease income, net	(615,104)	—	(168,280)	(640,200)	(1,423,584)
Balance December 31, 2013	—	—	—	1,281,412	1,281,412
Adjustment to prior estimates	—	—	—	44,678	44,678
(Payments)/sublease income, net	—	—	—	58,646	58,646
Balance December 31, 2014	—	—	—	1,384,736	1,384,736
Adjustment to prior estimates	—	—	—	(1,196,834)	(1,196,834)
(Payments)/sublease income, net	—	—	—	(88,593)	(88,593)
Balance December 31, 2015	—	—	—	99,309	99,309
Adjustment to prior estimates	—	—	—	(78,828)	(78,828)
(Payments)/sublease income, net	—	—	—	(20,481)	(20,481)
Balance December 31, 2016	$—	$—	$—	$—	$—

The following table shows, by reportable segment, the amounts expensed and paid for our 2012 Restructuring and the remaining accrued balance of restructuring costs as of December 31, 2016:

	The Deal / BoardEx	RateWatch	Business to Consumer	Total
Restructuring charge	$3,459,836	$218,129	$3,200,495	$6,878,460
Noncash charges	—	(38,707)	(1,357,988)	(1,396,695)
Payments	(1,295,452)	(105,867)	(1,400,440)	(2,801,759)
Balance December 31, 2012	2,164,384	73,554	442,068	2,680,006
Adjustments to prior estimates	27,130	(1,436)	(704)	24,990
Payments	(910,102)	(72,119)	(441,363)	(1,423,584)
Balance December 31, 2013	1,281,412	—	—	1,281,412
Adjustments to prior estimates	44,678	—	—	44,678
(Payments)/sublease income, net	58,646	—	—	58,646
Balance December 31, 2014	1,384,736	—	—	1,384,736
Adjustments to prior estimates	(1,196,834)	—	—	(1,196,834)
(Payments)/sublease income, net	(88,593)	—	—	(88,593)
Balance December 31, 2015	99,309	—	—	99,309
Adjustments to prior estimates	(78,828)	—	—	(78,828)
(Payments)/sublease income, net	(20,481)	—	—	(20,481)
Balance December 31, 2016	$—	$—	$—	$—

(13) Change in Fair Value of Contingent Consideration

During the three months ended December 31, 2016, the Company reduced its estimate of the acquisition contingent earn-out payable to the former owners of Management Diagnostics LLC based upon revised 2017 revenue estimates, resulting in restructuring and other charges credit of approximately $1.8 million. As of December 31, 2017, the remaining contingent earn-out has been earned.

(14) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2017	2016
Deferred rent	$1,374,385	$1,904,319
Acquisition contingent earn-out	—	907,657
Deferred revenue	687,632	460,748
Other liabilities	2,092	2,092
	$2,064,109	$3,274,816

(15) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees. For the year ended December 31, 2017, the plan provided an employer matching contribution of 50% of employee contributions, up to a maximum employee contribution of 6% of their total compensation within statutory limits. The Company’s matching contribution for the year ended December 31, 2017 totaled approximately $715 thousand. For the year ended December 31, 2016, the plan provided an employer matching contribution of 100% of employee contributions, up to a maximum of 8% of each employee’s total compensation within statutory limits. The Company’s matching contribution for the year ended December 31, 2016 totaled approximately $1.7 million.

(16) Selected Quarterly Financial Data (Unaudited)

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$15,280	$15,960	$15,253	$15,977
Total operating expense	16,229	15,437	14,959	15,146
Net (loss) income	(1,127)	344	190	3,219
Contributed capital attributable to preferred stockholders (Note 9)	—	—	—	22,368
Net (loss) income attributable to common stockholders	$(1,127)	$344	$190	$25,587
Basic net (loss) income attributable to common stockholders	$(0.03)	$0.01	$0.01	$0.52
Diluted net (loss) income attributable to common stockholders	$(0.03)	$0.01	$0.01	$0.51

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Total net revenue	$16,069	$16,293	$15,214	$15,924
Total operating expense (Note 1)	19,208	17,173	16,097	28,233
Net loss	(3,444)	(1,211)	(1,221)	(11,639)
Net loss attributable to common stockholders	$(3,444)	$(1,211)	$(1,221)	$(11,639)
Basic and diluted net loss attributable to common stockholders	$(0.10)	$(0.03)	$(0.03)	$(0.33)

Note 1: During the three months ended March 31, 2016, the Company announced the resignation of the Company’s President and Chief Executive Officer resulting in restructuring and other charges of approximately $1.4 million, with an additional $163 thousand charge recorded during the three months ended June 30, 2016. Additionally, during the three months ended March 31, 2016, the Company recorded a $1.2 million provision as an estimate for state and municipal sales tax not collected on sales to our customers or remitted to various states or municipalities, with an additional $120 thousand recorded during the three months ended June 30, 2016. During the three months ended September 30, 2016, the Company received a lease termination credit of approximately $583 thousand resulting from the termination of The Deal’s office space lease. During the three months ended December 31, 2016, the Company reduced its estimate of the acquisition contingent earn-out payable to the former owners of Management Diagnostics LLC based upon revised 2017 revenue estimates, resulting in a change in fair value of contingent consideration credit of approximately $1.8 million. Additionally, during the three months ended December 31, 2016 the Company recorded an impairment of goodwill of approximately $11.6 million, reversed $700 thousand of the sales tax provision that had been recorded earlier in the year, and recorded catch up amortization expense of $1.5 million related to capitalized software and website development projects.

(17) Segment and Geographic Data

Segments

Effective October 1, 2016 as a result of organizational changes related to the Company’s new management team in 2016, the Company changed its financial reporting to better reflect how it gathers and analyzes business and financial information about its businesses. The Company now reports its results in three segments: (i) The Deal / BoardEx and (ii) RateWatch, which comprise its business to business segment, and (iii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising.

	For the Year Ended December 31,
	2017	2016
Revenue:
- The Deal / BoardEx	$23,776,149	$22,130,695
- RateWatch	7,674,548	7,192,706
Total business to business	31,450,697	29,323,401
- Business to consumer	31,018,693	34,176,130
Total	$62,469,390	$63,499,531

Operating (loss) income:
- The Deal / BoardEx	$(1,251,693)	$(14,714,304)
- RateWatch	1,016,400	(484,439)
Total business to business	(235,293)	(15,198,743)
- Business to consumer	933,013	(2,012,844)
Total	$697,720	$(17,211,587)

Net interest (expense) income:
- The Deal / BoardEx	$(1,375)	$(90,867)
- RateWatch	9,514	9,862
Total business to business	8,139	(81,005)
- Business to consumer	38,668	46,884
Total	$46,807	$(34,121)

(Benefit) provision for income taxes:
- The Deal / BoardEx	$(1,778,429)	$138,816
- RateWatch	—	6,978
Total business to business	(1,778,429)	145,794
- Business to consumer	(1,103,881)	123,213
Total	$(1,882,310)	$269,007

Net income (loss):
- The Deal / BoardEx	$525,361	$(14,943,987)
- RateWatch	1,025,914	(481,555)
Total business to business	1,551,275	(15,425,542)
- Business to consumer	1,075,562	(2,089,173)
Total	$2,626,837	$(17,514,715)

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

In 2017 and 2016, substantially all of the Company’s revenue were from customers in the United States and substantially all of its long-loved assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of its BoardEx operations outside of the United States, which is headquartered in London, England.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017 and 2016

Allowance for Doubtful Accounts	Balance at Beginning of Period	Provision (Recovery) Charged to Expense	Write-offs	Balance at End of Period
For the year ended December 31, 2017	$316,204	$(29,927)	$7,280	$278,997
For the year ended December 31, 2016	$357,417	$(21,458)	$19,755	$316,204