Form 10-Q
period 2018-03-31
THESTREET, INC.
filed 2018-05-14
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of May 10, 2018
Common Stock, par value $0.01 per share	49,191,024

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended March 31, 2018

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

Part I – FINANCIAL INFORMATION

Item 1.      Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	Revised See Note #3
assets
Current Assets:
Cash and cash equivalents	$13,223,536	$11,684,817
Accounts receivable, net of allowance for doubtful accounts of $284,057 as of March 31, 2018 and $278,997 as of December 31, 2017	5,095,663	4,684,570
Other receivables, net	255,561	389,353
Prepaid expenses and other current assets	2,111,526	1,707,574
Total current assets	20,686,286	18,466,314

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,935,030 as of March 31, 2018 and $5,090,658 as of December 31, 2017	2,565,064	2,751,812
Marketable securities	1,748,805	1,680,000
Other assets	1,156,049	306,465
Goodwill	29,478,161	29,419,522
Other intangible assets, net of accumulated amortization of $24,633,410 as of March 31, 2018 and $23,563,514 as of December 31, 2017	14,085,490	14,020,982
Deferred tax asset	1,888,339	1,865,453
Restricted cash	500,000	500,000
Total assets	$72,108,194	$69,010,548

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,003,762	$2,013,797
Accrued expenses	2,582,354	3,765,795
Deferred revenue	26,066,008	23,308,678
Other current liabilities	1,940,129	1,904,614
Total current liabilities	32,592,253	30,992,884
Noncurrent Liabilities:
Deferred tax liability	1,115,723	1,006,754
Other noncurrent liabilities	2,599,936	2,064,109
Total liabilities	36,307,912	34,063,747

Stockholders’ Equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 56,900,725 shares issued and 49,186,690 shares outstanding as of March 31, 2018, and 56,891,551 shares issued and 49,181,462 shares outstanding as of December 31, 2017	569,007	568,916
Additional paid-in capital	259,910,012	259,569,737
Accumulated other comprehensive loss	(4,419,337)	(4,845,650)
Treasury stock at cost; 7,714,035 shares as of March 31, 2018 and 7,710,089 shares as of December 31, 2017	(13,490,213)	(13,484,924)
Accumulated deficit	(206,769,187)	(206,861,278)
Total stockholders’ equity	35,800,282	34,946,801
Total liabilities and stockholders’ equity	$72,108,194	$69,010,548

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Business to business	$8,037,624	$7,387,239
Business to consumer	6,671,203	7,893,198
Total revenue	14,708,827	15,280,437

Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	5,916,804	7,281,429
Sales and marketing	3,812,549	3,543,352
General and administrative	4,330,146	4,026,052
Depreciation and amortization	1,194,679	1,179,532
Restructuring and other charges	—	198,979
Total operating expense	15,254,178	16,229,344
Operating loss	(545,351)	(948,907)
Net interest income	18,777	7,771
Net loss before income taxes	(526,574)	(941,136)
Provision for income taxes	155,136	186,304
Net loss attributable to common stockholders	$(681,710)	$(1,127,440)

Basic and diluted net loss per share:
Net loss attributable to common stockholders	$(0.01)	$(0.03)

Weighted average basic and diluted shares outstanding	49,184,692	35,558,371

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net loss	$(681,710)	$(1,127,440)
Foreign currency translation gain	357,508	284,552
Unrealized gain (loss) on marketable securities	68,805	(107,000)
Comprehensive loss	$(255,397)	$(949,888)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(681,710)	$(1,127,440)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	340,366	396,242
Provision for doubtful accounts	18,776	25,861
Depreciation and amortization	1,194,679	1,179,532
Deferred taxes	108,969	148,272
Deferred rent	16,555	(131,306)
Changes in operating assets and liabilities:
Accounts receivable	(398,853)	50,934
Other receivables	133,792	(18,360)
Prepaid expenses and other current assets	(402,278)	(38,485)
Other assets	(8,612)	(10,521)
Accounts payable	(16,327)	67,479
Accrued expenses	(1,129,949)	(1,575,459)
Deferred revenue	3,128,414	2,818,539
Other current liabilities	54,103	18,080
Other liabilities	—	11,052
Net cash provided by operating activities	2,357,925	1,814,420

Cash Flows from Investing Activities:
Capital expenditures	(831,849)	(553,109)
Net cash used in investing activities	(831,849)	(553,109)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,162)	(68,245)
Shares withheld on RSU vesting to pay for withholding taxes	(3,874)	(74)
Stock repurchase	(1,415)	—
Net cash used in financing activities	(73,451)	(68,319)
Effect of foreign exchange rate changes on cash and cash equivalents	86,094	97,520

Net increase in cash, cash equivalents and restricted cash	1,538,719	1,290,512
Cash, cash equivalents and restricted cash beginning of period	12,184,817	21,371,122
Cash, cash equivalents and restricted cash end of period	$13,723,536	$22,661,634

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

Our B2C business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products, such as RealMoney, RealMoney Pro and Actions Alerts PLUS, that target varying segments of the retail investing public. Our B2C business primarily generates revenue from premium subscription products and advertising revenue.

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and the condensed statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2018, its results of consolidated operations and comprehensive loss for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017. The financial data and other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 13, 2018. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2017 included herein was derived from the audited financial statements as of that date, but does not include all disclosures required by GAAP.

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

ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. The Company has completed its assessment and has determined that this standard will have no impact on its financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of January 1, 2018 using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

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

2.            REVENUES

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The Company recorded an adjustment to opening accumulated deficit of approximately $774 thousand due to the cumulative impact of adopting Topic 606, with the impact primarily related to sales commissions.

Nature of our Services

Business to business subscription revenue is primarily comprised of subscriptions that provide access to director and officer profiles, relationship capital management services, bank rate data and transactional information pertaining to the mergers and acquisitions environment. Business to consumer subscription revenue is primarily comprised of subscriptions that provide access to securities investment information and stock market commentary. Advertising revenue is comprised of fees charged for the placement of advertising and sponsorships, primarily within TheStreet.com website. Other revenue is primarily composed of events/conferences, information services and other miscellaneous revenue.

We provide subscription and advertising services on a global basis to a broad range of clients. Our principal source of revenue is derived from fees for subscription services that is sold on an annual or monthly basis. We measure revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

1)           Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

2)         Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

3)           Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer.

4)            Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)           Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Substantially all of our revenue is recognized over time, as the services are performed. For subscriptions, revenue is recognized ratably over the subscription period. For advertising, revenue is recognized as the advertisement is displayed provided that collection of the resulting receivable is reasonably assured.

The following table presents our revenues disaggregated by revenue discipline.

	For the Three Months Ended
	March 31,
	2018	2017
Subscription	$12,213,057	$11,862,829
Advertising	1,726,786	2,490,106
Other	768,984	927,502
Total Revenue	$14,708,827	$15,280,437

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance, primarily for subscription revenues. The increase in deferred revenues for the three months ended March 31, 2018 is primarily driven by cash payments received in advance of satisfying our performance obligations.

Contract Costs

As of March 31, 2018, the Company has a total of $774 thousand in assets relating to costs incurred to obtain or fulfill contracts, consisting predominantly of prepaid commissions. Prepaid commissions are amortized over the average customer relationship period. The amortization expense recognized during the three months ended March 31, 2018 was immaterial, and there was no impairment loss recognized during the period.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract costs.

3.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2018, we identified an error as of December 31,2017 in our recognition of a deferred tax asset related to the change in the tax law, which causes net operating losses (NOL) generated in taxable years ending after December 31, 2017 to have an indefinite carryforward period. This means that a deferred tax liability that has an indefinite reversal pattern may serve as a source of taxable income for those NOLs. The correction of this error requires a reduction to the valuation allowance with a corresponding adjustment to the opening equity balance as this error existed as of December 31, 2017.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the related impact was not material to our results of operations or financial position for any prior annual or interim period, but that correcting the $926 thousand cumulative impact of the error would be material to our results of operations for the three months ended March 31, 2018. Accordingly, we have corrected the consolidated balance sheets and consolidated statement of operations as of December 31, 2017. There was no impact to cash provided by operations in the consolidated statements of cash flows. This error had no impact on the three months ended March 31, 2018. The impact to the consolidated balance sheets and consolidated statements of operations as of December 31, 2017 is as follows:

	As of December 31, 2017
Consolidated Balance Sheets	As Reported	Adjustment	As Revised
Deferred tax liability	1,932,606	(925,852)	1,006,754
Total liabilities	34,989,599	(925,852)	34,063,747
Accumulated deficit	(207,787,130)	925,852	(206,861,278)
Total stockholders' equity	34,020,949	925,852	34,946,801

Consolidated Statements of Operations
Benefit for income taxes	1,882,310	925,852	2,808,162
Net income	2,626,837	925,852	3,552,689

4.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of March 31, 2018 and December 31, 2017, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.7 million and $1.7 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of March 31, 2018 and December 31, 2017, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13,223,536	$11,684,817
Marketable securities	1,748,805	1,680,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$15,472,341	$13,864,817

5.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of March 31, 2018
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$13,223,536	$13,223,536	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,748,805	—	—	1,748,805
Contingent earn-out (3)	951,867	—	—	951,867
Total at fair value	$16,424,208	$13,723,536	$—	$2,700,672

	As of December 31, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$11,684,817	$11,684,817	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,680,000	—	—	1,680,000
Contingent earn-out (3)	951,867	—	—	951,867
Total at fair value	$14,816,684	$12,184,817	$—	$2,631,867

(1)	Cash and cash equivalents and restricted cash, totaling approximately $13.7 million and $12.2 million as of March 31, 2018 and December 31, 2017, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.7 million and $1.7 million as of March, 31, 2018 and December 31, 2017, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2018, the Company determined there was a decline in the fair value of its ARS investments of approximately $101 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss.

(3)	Contingent earn-out represents additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2017	$1,680,000
Change in fair value of investment	68,805
Balance March 31, 2018	$1,748,805

Contingent Earn-Out
Balance December 31, 2017	$951,867
Accretion to net present value	—
Balance March 31, 2018	$951,867

6.	STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2018 and 2017 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2018 and 2017 was $0.49 and $0.23, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2018	2017
Expected option lives	3.5 years	3.0 years
Expected volatility	42.67%	36.68%
Risk-free interest rate	2.05%	1.46%
Expected dividend yield	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2018 and 2017 was $1.47 and $0.85, respectively.

As of March 31, 2018, there remained approximately 156 thousand shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded approximately $340 thousand and $396 thousand of stock-based compensation for the three month period ended March 31, 2018 and 2017, respectively.

A summary of the activity of the 2007 Plan, and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2017	5,491,928	$1.46
Options granted	3,333	$1.45
Options exercised	—	N/A
Options forfeited	(834)	$1.20
Options expired	(1,777,611)	$1.79
Awards outstanding at March 31, 2018	3,716,816	$1.30	$1,995	4.69
Awards outstanding, vested and expected to vest at March 31, 2018	3,696,057	$1.30	$1,981	4.69
Awards exercisable at March 31, 2018	2,289,915	$1.38	$1,090	4.33

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2017	446,668
Restricted stock units granted	1,125,000
Restricted stock units settled by delivery of Common Stock upon vesting	(9,174)
Restricted stock units forfeited	—
Awards outstanding at March 31, 2018	1,562,494	$2,797	3.29
Awards expected to vest at March 31, 2018	1,550,744	$2,776	2.55

A summary of the status of the Company’s unvested stock-based payment awards as of March 31, 2018 and changes in the three months then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2017	2,131,135	$0.48
Shares underlying options granted	3,333	$0.49
Shares underlying restricted stock units granted	1,125,000	$1.47
Shares underlying options vested	(260,065)	$0.37
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(9,174)	$1.20
Shares underlying options forfeited	(834)	$0.38
Shares underlying restricted stock units cancelled	—	$—
Shares underlying awards unvested at March 31, 2018	2,989,395	$0.86

For the three months ended March 31, 2018 and 2017, the total fair value of stock-based awards vested was approximately $109 thousand and $323 thousand, respectively. For the three months ended March 31, 2018 and 2017, the total intrinsic value of options exercised was $0 and $0, respectively (there were no options exercised during either period). For the three months ended March 31, 2018 and 2017, approximately 3 thousand and 45 thousand stock options, respectively, were granted, and no stock options were exercised in either period yielding $0 of cash proceeds to the Company. Additionally, for the three months ended March 31, 2018 and 2017, approximately 1.1 million and 200 thousand restricted stock units, respectively, were granted, and approximately 9 thousand and 207 thousand shares, respectively, were issued under restricted stock unit grants. For the three months ended March 31, 2018 and 2017, the total intrinsic value of restricted stock units that vested was approximately $13 thousand and $176 thousand, respectively. As of March 31, 2018 and 2017, the total intrinsic value of awards outstanding was approximately $4.8 million and $510 thousand, respectively. As of March 31, 2018, there was approximately $2.1 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.83 years.

7.	STOCKHOLDERS’ EQUITY

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. Purchases may be made in the open market or in privately negotiated transactions as deemed appropriate by management. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading prices of the securities, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the first quarter ended March 31, 2018, and since the new Program’s inception in November 2017, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2018, the Company had withheld an aggregate of 2,047,906 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business.

8.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

9.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the three months ended March 31, 2018 and 2017, approximately 4.7 million and 666 thousand unvested restricted stock units and vested and unvested stock options, respectively, were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended
	March 31,
	2018	2017
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common stockholders	$(681,710)	$(1,127,440)
Denominator:
Weighted average basic and diluted shares outstanding	49,184,692	35,558,371

Net loss per share:
Basic and diluted net loss attributable to common stockholders	$(0.01)	$(0.03)

10.	INCOME TAXES

Income tax expense for the three months ended March 31, 2018 was approximately $155 thousand and reflects an effective tax rate of -29%, as compared to approximately $186 thousand for the three months ended March 31, 2017 reflecting an effective tax rate of approximately -20%. Income tax expense for the three months ended March 31, 2018 primarily relates to the recognition of $109 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of an approximate $46 thousand credit of income tax in certain jurisdictions where there are no net operating losses available to offset taxable income. Income tax expense for the three months ended March 31, 2017 primarily relates to the recognition of $148 thousand of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of approximately $38 thousand of income tax in certain jurisdictions where there are no net operating losses available to offset taxable income.

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

The Company had approximately $173 million of federal and state net operating loss carryforwards (“NOL”) as of December 31, 2017. The Company has a full valuation allowance against its U. S. deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets. The ability of the Company to utilize its NOL in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986 (“IRC”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income.

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

The Company has no uncertain tax positions pursuant to ASC 740-10 for the year ended December 31, 2017.

11.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2018 and 2017, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the three months ended March 31, 2018 and 2017, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2018, one individual client accounted for more than 10% of our gross accounts receivable balance. As of March 31, 2017, no individual client accounted for more than 10% of our gross accounts receivable balance.

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

12.	RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

13.	OTHER LIABILITIES

Other liabilities consist of the following:

	March 31, 2018	December 31, 2017
Deferred rent	$1,410,821	$1,374,385
Deferred revenue	1,187,023	687,632
Other	2,092	2,092
Total other liabilities	$2,599,936	$2,064,109

14.	SEGMENT AND GEOGRAPHIC DATA

Segments

Effective October 1, 2016 as a result of organizational changes related to our new management team, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in three segments: (i) The Deal / BoardEx and (ii) RateWatch, which comprise our business to business segment, and (iii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. Results were as follows:

	For the Three Months Ended March 31,
Revenue:	2018	2017
- The Deal / BoardEx	$5,903,942	$5,513,657
- RateWatch	2,133,682	1,873,582
Total business to business	8,037,624	7,387,239
- Business to consumer	6,671,203	7,893,198
Total	$14,708,827	$15,280,437

Operating income (loss):
- The Deal / BoardEx	$(564,590)	$(643,949)
- RateWatch	513,712	182,006
Total business to business	(50,878)	(461,943)
- Business to consumer	(494,473)	(486,964)
Total	$(545,351)	$(948,907)

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

During the three months ended March 31, 2018 and 2017, substantially all of the Company’s revenue was from customers in the United States and substantially all of our long-lived assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the three months ended March 31, 2018 and 2017, our B2B businesses generated 55% and 48%, respectively, of our total revenue.

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

Our B2C business generates revenue primarily from premium subscription products and advertising. For the three months ended March 31, 2018 and 2017, our B2C business generated 45% and 52%, respectively, of our total revenue.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

●	useful lives of intangible assets,
●	useful lives of fixed assets,
●	the carrying value of goodwill, intangible assets and marketable securities,
●	allowances for doubtful accounts and deferred tax assets,
●	accrued expense estimates,
●	reserves for estimated tax liabilities,
●	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, and
●	restructuring charges.

We perform annual impairment tests of goodwill and indefinite-lived intangible assets as of October 1 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist.

The Company tests goodwill for impairment using a quantitative analysis consisting of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated enterprise value of each of our reporting units using a market approach for the valuation of the Company’s Common Stock based upon actual prices of the Company’s Common Stock. As the Company’s Preferred Shares were retired in November 2017, the retirement value was used. As a result, we determined that the Company’s business enterprise value (common equity plus preferred equity) was $76.9 million as of the valuation date. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow (“DCF”) methodology.   Our use of a DCF methodology includes estimates of future revenue based upon budgeted projections and growth rates which take into account estimated inflation rates.  We also developed estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also included the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our DCF methodology involve many assumptions by management that are based upon future growth projections. Our assumptions include a continued recovery of our B2C business, which began in the fall 2017. The DCF methodology resulted in an indicated value of $70.7 million. We then concluded the enterprise value analysis for the Company on an aggregated basis by taking the average of the $76.9 million enterprise value derived from the first test and the $70.7 million value derived from the second test, resulting in a enterprise value for the Company of $74.0 million. Once we determined the enterprise value of the Company, the enterprise value of each of the three reporting units was based on the proportion of each reporting unit’s indicated enterprise value to the indicated enterprise value of the Company.

Based on our analysis, we concluded that none of the reporting unit’s goodwill was impaired as of the valuation date, with The Deal / BoardEx, RateWatch and Business to Consumer reporting units’ exceeding the amount recorded by approximately 93%, 34% and 35%, respectively

To the extent actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, we may be required to perform an interim impairment analysis that could result in an impairment of Goodwill.

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

A decrease in the price of our Common Stock could materially affect the determination of the fair value of goodwill and could result in an impairment charge to reduce the carrying value, which could be material to our financial position and results of operations.

Additionally, we evaluate the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life.  There have been no changes in useful lives of intangible assets for each period presented.

A summary of our critical accounting policies and estimates can be found in our 2017 Form 10-K.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2017 Form 10-K, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and March 31, 2017

Revenue

	For the Three Months Ended March 31,
Revenue:	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change
The Deal / BoardEx	$5,903,940	40%	$5,513,657	36%	7%
RateWatch	2,133,684	15%	1,873,582	12%	14%
Total Business to business	8,037,624	55%	7,387,239	48%	9%
Business to consumer	6,671,203	45%	7,893,198	52%	-15%
Total revenue	$14,708,827	100%	$15,280,437	100%	-4%

Business to business. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

B2B revenue attributable to The Deal / BoardEx segment increased by approximately $390 thousand, or 7%, in the first quarter of 2018 as compared to the first quarter of 2017. This increase was primarily due to an approximate $657 thousand, or 26%, increase in BoardEx subscription revenue, which had a 13% increase in the weighted-average number of subscriptions and a 13% increase in the average revenue recognized per subscription, as well as a $67 thousand dollar increase in other revenue. The increase in revenue attributable to The Deal / BoardEx segment was offset by an approximate $80 thousand, or 3%, decrease in subscription revenue from The Deal products, which had an 9% decline in the weighted-average number of subscriptions partially offset by a 6% increase in the average revenue recognized per subscription. Additionally, information services revenue from one-time reports sold by BoardEx decreased by approximate $94 thousand and event/conference revenue declined by $146 thousand, or 91%.

B2B revenue attributable to RateWatch increased by approximately $260 thousand, or 14%, in the first quarter of 2018 as compared to the first quarter of 2017. RateWatch subscription revenue increased by approximately $210 thousand, or 13%, due to a 12% increase in the average revenue recognized per subscription combined with a 1% increase in the weighted-average number of subscriptions. Additionally, information services revenue from one-time reports sold by RateWatch increased by approximate $50 thousand, or 19%.

Business to consumer. Our B2C business generates revenue primarily from premium subscription products and advertising.

B2C revenue decreased by approximately $1.2 million, or 15%, in the first quarter of 2018 as compared to the first quarter of 2017. This decrease was due to an approximate $754 thousand, or 31%, decrease is advertising revenue, and a $437 thousand, or 9%, decline in revenue generated from premium subscription products, which had a 10% decrease in the weighted-average number of subscriptions, partially offset by a 1% increase in the average revenue recognized per subscription.

Operating Expense

Cost of Services

	For the Three Months Ended March 31,
Cost of services:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$2,158,371	37%	$2,226,106	40%	-3%
RateWatch	564,511	26%	466,817	25%	21%
Total Business to business	2,722,882	34%	2,692,923	36%	1%
Business to consumer	3,193,922	48%	4,588,506	58%	-30%
Total cost of services	$5,916,804	40%	$7,281,429	48%	-19%

Cost of services. Cost of services expense consists primarily of compensation, benefits, outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense attributable to The Deal / BoardEx decreased by approximately $68 thousand, or 3%, in the first quarter of 2018 as compared to the first quarter of 2017. This decrease was primarily the result of an approximate $124 thousand reduction in corporate expense allocations. This decrease was partially offset by higher employee compensation and outside contributor costs, the aggregate of which increased by $58 thousand.

Cost of services expense attributable to RateWatch increased by approximately $98 thousand, or 21%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of $92 thousand of higher corporate expense allocations.

Cost of services expense attributable to our business to consumer business decreased by approximately $1.4 million, or 30%, in the first quarter of 2018 as compared to the first quarter of 2017. The decrease was primarily the result of reduced traffic acquisition, outside contributor and employee compensation related costs, the aggregate of which decreased by $992 thousand. Also contributing to the decrease was a reduction in corporate allocations totaling $307 thousand.

Sales and Marketing

	For the Three Months Ended March 31,
Sales and marketing:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$1,595,869	27%	$1,267,884	23%	26%
RateWatch	393,281	18%	353,385	19%	11%
Total Business to business	1,989,150	25%	1,621,269	22%	23%
Business to consumer	1,823,399	27%	1,922,083	24%	-5%
Total sales and marketing	$3,812,549	26%	$3,543,352	23%	8%

Sales and marketing. Sales and marketing expense consists primarily of compensation expense for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense attributable to The Deal / BoardEx increased by approximately $328 thousand, or 26%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of an approximate $259 thousand increase in employee compensation related expenses combined with an approximate $67 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our RateWatch business increased by approximately $40 thousand, or 11%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of an approximate $17 thousand increase in employee compensation related expenses combined with an approximate $26 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer business unit decreased by approximately $99 thousand, or 5%, in the first quarter of 2018 as compared to the first quarter of 2017. The decrease was primarily the result of reduced advertising and promotion and employee compensation related costs, the aggregate of which decreased by approximately $170 thousand. This cost decrease was partially offset by an approximate $37 thousand increase in data platforms and an approximate $37 thousand increase in corporate expense allocations.

General and Administrative

	For the Three Months Ended March 31,
General and administrative:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$2,039,711	35%	$1,934,010	35%	5%
RateWatch	575,105	27%	538,998	29%	7%
Total Business to business	2,614,816	33%	2,473,008	33%	6%
Business to consumer	1,715,330	26%	1,553,044	20%	10%
Total general and administrative	$4,330,146	29%	$4,026,052	26%	8%

General and administrative. General and administrative expense consists primarily of compensation for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense attributable to The Deal / BoardEx business increased by approximately $106 thousand, or 5%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of higher occupancy costs, which increased by approximately $148 thousand, partially offset by reduced employee compensation related costs, which decreased by approximately $61 thousand. Also contributing to the increase was an approximate $24 thousand increase in corporate expense allocations.

General and administrative expense attributable to our RateWatch business increased by approximately $36 thousand, or 7%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of an approximate $31 thousand increase in corporate expense allocations.

General and administrative expense attributable to our business to consumer business increased by approximately $162 thousand, or 10%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of higher employee compensation, data platforms and occupancy costs, the aggregate of which increased by $316 thousand. These cost increases were partially offset by an approximate $177 thousand decrease in corporate expense allocations.

Depreciation and Amortization

	For the Three Months Ended March 31,
Depreciation and amortization:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$674,581	11%	$682,142	12%	-1%
RateWatch	87,073	4%	332,995	18%	-74%
Total Business to business	761,654	9%	1,015,137	14%	-25%
Business to consumer	433,025	6%	164,395	2%	163%
Total depreciation and amortization	$1,194,679	8%	$1,179,532	8%	1%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $15 thousand, or 1%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects. Cost allocations among segments were changed as of January 2018 to better reflect where the assets are utilized.

Restructuring and Other Charges

	For the Three Months Ended March 31,
Restructuring and other charges:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
The Deal / BoardEx	$—	N/A	$47,464	1%	100%
RateWatch	—	N/A	(619)	-0%	100%
Total Business to business	—	N/A	46,845	1%	100%
Business to consumer	—	N/A	152,134	2%	100%
Total restructuring and other charges	$—	N/A	$198,979	1%	100%

Restructuring and other charges. Restructuring and other charges. During the three months ended March 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2018	2017	Change
Net interest income	$18,777	$7,771	242%

Net interest income totaled approximately $19 thousand in the first quarter of 2018 as compared to net interest income approximating $8 thousand in the first quarter of 2017. The change was primarily the result of the absence of interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Provision for Income Taxes

	For the Three Months Ended March 31,		Percent
	2018	2017	Change
Provision for income taxes	$155,136	$186,304	-17%

Provision for income taxes totaled approximately $155 thousand in the first quarter of 2018 as compared to provision for income taxes totaling approximating $186 thousand in the first quarter of 2017, and reflects an effective tax rate of -29% and -20%, respectively. Income tax expense for the three months ended March 31, 2018 and 2017 primarily relates to the recognition of $109 thousand and $148 thousand, respectively, of a deferred tax liability associated with goodwill that is tax deductible but constitutes an indefinite lived intangible asset for financial reporting purposes, as well as the recognition of a $46 thousand credit and $38 thousand expense, respectively, of income tax in certain jurisdictions where there are no net operating losses available to offset taxable income.

Net Loss Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended March 31, 2018 totaled approximately $682 thousand, or $0.01 per basic and diluted share, compared to net loss attributable to common stockholders totaling approximately $1.1 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, our current assets consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. As of March 31, 2018, our current assets were approximately $20.7 million, 37% less than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of March 31, 2018, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $15.5 million, representing 22% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.7 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13,223,536	$11,684,817
Marketable securities	1,748,805	1,680,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$15,472,341	$13,864,817

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $2.4 million for the three months ended March 31, 2018, as compared to net cash provided by operating activities totaling approximately $1.8 million for the three months ended March 31, 2017. The increase in net operating cash was primarily the result of the change in our net loss combined with the change in the balance of accrued expenses and deferred revenue, partially offset by the change in the balance of accounts receivable and prepaid expenses.

Net cash used in investing activities totaled approximately $832 thousand for the three months ended March 31, 2018, as compared to net cash used in investing activities totaling approximately $553 thousand for the three months ended March 31, 2017. The increase in cash used in investing activities was the result of increased capital expenditures.

Net cash used in financing activities totaled approximately $73 thousand for the three months ended March 31, 2018, as compared to net cash used in financing activities totaling approximately $68 thousand for the three months ended March 31, 2017. The increase in net cash used in financing activities was primarily the result of shares retained by the Company related to the vesting and issuance of RSU shares.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.3 million through March 31, 2019, primarily related to operating leases and minimum payments due under an employment agreement.

As of December 31, 2017, we had approximately $173 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

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

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading prices of the securities, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading prices of the securities, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the first quarter ended March 31, 2018, and since the new Program’s inception in November 2017, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,414, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through March 31, 2018, the Company had withheld an aggregate of 2,047,906 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

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

Following our acquisition of BoardEx, we have greater exposure to fluctuations in foreign currency exchange rates, in particular with respect to the British pound. Accordingly, our results of operations and cash flows are subject to fluctuations due to changes in exchange rates. Fluctuations in currency exchange rates could result in translation gains and losses when we consolidate our results. Because we conduct a portion of our business outside the U.S. but report our results in U.S. dollars, we face exposure to adverse movements in currency exchange rates, which may cause our revenue and operating results to differ materially from expectations. For example, if the U.S. dollar strengthens relative to the British pound, our non-U.S. revenue and operating results would be adversely affected when translated into U.S. dollars. Conversely, a decline in the U.S. dollar relative to the British pound would increase our non-U.S. revenue and operating results when translated into U.S. dollars. We do not engage in currency hedging or have any positions in derivative instruments to hedge our currency risk.

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $272 thousand reduction to revenue for the three months ended March 31, 2018, with an offsetting reduction to operating expenses of $233 thousand for the three months ended March 31, 2018, and a decrease in the value of the Company’s assets and liabilities as of March 31, 2018 of approximately $1.7 million and $473 thousand, respectively.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2018, there were no material changes to the risk factors described in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2017, our Board of Directors approved a share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading prices of the securities, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

The following table presents information with respect to purchases of our common stock made by the Company during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that May Yet Be Purchased Under the Plans or Programs
Month 1: January 1, 2018 to January 31, 2018	—	$—	—	5,000,000
Month 2: February 1, 2018 to February 28, 2018	1,105	1.25	1,105	4,998,895
Month 3: March 1, 2018 to March 31, 2018	—	—	—	4,998,895
Total	1,105		1,105

* As of Settlement Date

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Document
101.DEF*	XBRL Taxonomy Extension Definitions Document
101.LAB*	XBRL Taxonomy Extension Labels Document
101.PRE*	XBRL Taxonomy Extension Presentation Document

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

THESTREET, INC.

Date: May 14, 2018	By:	/s/ David Callaway
Name: David Callaway
Title: President & Chief Executive Officer (principal executive officer)

Date: May 14, 2018	By:	/s/ Eric F. Lundberg
Name: Eric F. Lundberg
Title: Chief Financial Officer (principal financial officer)