Form 10-Q
period 2018-06-30
THESTREET, INC.
filed 2018-08-10
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant as required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of August 7, 2018
Common Stock, par value $0.01 per share	49,601,655

TheStreet, Inc.

Form 10-Q

As of and for the Three and Six Months Ended June 30, 2018

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

Part I – FINANCIAL INFORMATION

Item 1.      Interim Condensed Consolidated Financial Statements.

THESTREET, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2018	December 31, 2017
	(unaudited)
Current Assets:
Cash and cash equivalents	$42,661,074	$11,684,817
Accounts receivable, net of allowance for doubtful accounts of $293,083 at June 30, 2018 and $278,997 at December 31, 2017	4,631,413	4,546,308
Other receivables	227,306	389,353
Prepaid expenses and other current assets	2,351,558	1,615,720
Current assets of discontinued operations	—	230,116
Total current assets	49,871,351	18,466,314
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,862,499 at June 30, 2018 and $5,475,077 at December 31, 2017	1,734,326	2,092,669
Marketable securities	1,750,026	1,680,000
Other assets	4,479,795	306,465
Goodwill	23,535,799	23,568,472
Other intangibles, net of accumulated amortization of $17,450,650 at June 30, 2018 and $15,702,665 at December 31, 2017	12,579,416	12,966,569
Deferred tax asset	1,547,420	1,865,453
Restricted cash	500,000	500,000
Noncurrent assets of discontinued operations	—	7,564,606
Total assets	$95,998,133	$69,010,548

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,447,393	$1,999,772
Accrued expenses	3,724,123	3,690,337
Deferred revenue	22,369,916	19,201,693
Other current liabilities	936,785	1,835,679
Current liabilities of discontinued operations	—	4,246,891
Total current liabilities	29,478,217	30,974,372
Noncurrent Liabilities:
Deferred tax liability	1,376,897	803,917
Other liabilities	1,938,717	1,543,602
Noncurrent liabilities of discontinued operations	—	741,856
Total liabilities	32,793,831	34,063,747

Stockholders' Equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 57,307,672 shares issued and 49,590,988 shares outstanding at June 30, 2018, and 56,891,551 shares issued and 49,181,462 shares outstanding at December 31, 2017	573,077	568,916
Additional paid-in capital	260,483,998	259,569,737
Accumulated other comprehensive loss	(5,104,828)	(4,845,650)
Treasury stock at cost; 7,716,684 shares at June 30, 2018 and 7,710,089 shares at December 31, 2017	(13,494,805)	(13,484,924)
Accumulated deficit	(179,253,140)	(206,861,278)
Total stockholders' equity	63,204,302	34,946,801

Total liabilities and stockholders' equity	$95,998,133	$69,010,548

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	unaudited		unaudited
Revenue:
Business to business	$6,687,633	$5,953,014	$12,591,573	$11,466,671
Business to consumer	6,901,644	8,104,658	13,572,847	15,997,856
Total revenue	13,589,277	14,057,672	26,164,420	27,464,527

Operating expense:
Cost of services	5,745,659	6,244,445	11,206,732	13,076,044
Sales and marketing	3,897,220	3,257,498	7,378,077	6,482,951
General and administrative	4,150,957	3,681,419	8,319,248	7,550,602
Depreciation and amortization	1,150,307	1,058,603	2,257,913	2,074,503
Restructuring and other charges	—	—	—	198,979
Total operating expense	14,944,143	14,241,965	29,161,970	29,383,079
Operating loss	(1,354,866)	(184,293)	(2,997,550)	(1,918,552)
Net interest income	30,031	10,285	48,808	18,056
Net loss before income taxes	(1,324,835)	(174,008)	(2,948,742)	(1,900,496)
Income from discontinued operations	758,122	706,510	1,855,455	1,726,368
Gain on sale of business, net of tax	27,618,823	—	27,618,823	—
Income (loss) before income taxes	27,052,110	532,502	26,525,536	(174,128)
Benefit (provision) for income taxes	463,885	(187,758)	308,749	(608,568)
Net income (loss) attributable to common stockholders	$27,515,995	$344,744	$26,834,285	$(782,696)

Basic net loss (income) per share:
Continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.07)
Discontinued operations	0.58	0.02	0.60	0.05
Basic net (loss) income attributable to common stockholders	$0.56	$0.01	$0.55	$(0.02)

Diluted net (loss) income per share
Continuing operations	$(0.02)	$(0.01)	$(0.05)	$(0.07)
Discontinued operations	0.56	0.02	0.59	0.05
Diluted net (loss) income attributable to common stockholders	$0.54	$0.01	$0.54	$(0.02)

Weighted average basic shares outstanding	49,296,061	35,698,603	49,240,684	35,628,874
Weighted average diluted shares outstanding	50,551,236	35,803,117	50,210,935	35,628,874

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$27,515,995	$344,744	$26,834,285	$(782,696)
Foreign currency translation (loss) gain	(686,712)	715,789	(329,204)	1,000,341
Unrealized gain (loss) on marketable securities	1,221	101,750	70,026	(5,250)
Comprehensive income	$26,830,504	$1,162,283	$26,575,107	$212,395

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$26,834,285	$(782,696)
Gain on sale of business, net of tax	(27,618,823)	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	918,512	805,030
Provision for doubtful accounts	50,122	37,923
Depreciation and amortization	2,418,206	2,482,025
Deferred taxes	(311,438)	296,544
Deferred rent	(114,324)	(263,067)
Changes in operating assets and liabilities:
Accounts receivable	(214,813)	690,768
Other receivables	163,357	(29,548)
Prepaid expenses and other current assets	(376,137)	(669,144)
Other assets	(345,528)	(3,433)
Accounts payable	436,897	(512,932)
Accrued expenses	(335,273)	(1,553,138)
Deferred revenue	3,919,340	2,602,825
Other current liabilities	70,006	(3,912)
Other liabilities	108,196	22,105
Net cash provided by operating activities	5,602,585	3,119,350

Cash Flows from Investing Activities:
Capital expenditures	(1,698,277)	(1,293,417)
Proceeds from the sale of business, net	28,232,100	—
Net cash used in investing activities	26,533,823	(1,293,417)

Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,162)	(68,245)
Earnout payment for prior acquisition	(951,867)	—
Share repurchase	(1,415)	—
Shares withheld on RSU vesting to pay for withholding taxes	(8,466)	(10,251)
Net cash used in financing activities	(1,029,910)	(78,496)

Effect of exchange rate changes on cash and cash equivalents	(130,241)	265,701

Net increase in cash, cash equivalents and restricted cash	30,976,257	2,013,138
Cash, cash equivalents and restricted cash, beginning of period	12,184,817	21,871,122
Cash, cash equivalents and restricted cash, end of period	$43,161,074	$23,884,260

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

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheet as of June 30, 2018, the condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and the condensed statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2018, its results of consolidated operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017. The financial data and other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.

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

2.	DIVESTITURE

On June 20, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with S&P Global Market Intelligence Inc., an affiliate of S&P Global Inc.(“S&P”), pursuant to which the Company agreed to sell the assets comprising its RateWatch business to S&P. The Purchase Agreement provides that S&P will pay an aggregate consideration of $33.5 million in cash to acquire the business, subject to working capital and certain other closing adjustments.

Operating results for the RateWatch business, which have been previously included in the Business to Business Segment, have now been reclassified as discontinued operations for all periods presented.

Gain on sale of RateWatch amounting to $27.6 million, net of tax expense of $1.1 million was calculated as the selling price less direct costs to complete the transaction. Included in such costs is approximately $568 thousand pertaining to certain employee related costs that were assumed by the company as part of the transaction.

The following table presents the discontinued operations of RateWatch in the Condensed Consolidated Balance Sheets:

ASSETS	December 31, 2017
Current Assets:
Accounts Receivable, net	$138,262
Prepaid Expenses and Other Current Assets	91,854
Total Current Assets	230,116
Noncurrent Assets:
Property and Equipment, net	659,143
Goodwill	5,851,050
Other Intangibles, net	1,054,413
Total Assets	$7,794,722

LIABILITIES
Current Liabilities:
Accounts Payable	$14,026
Accrued Expenses	75,458
Deferred Revenue	4,106,985
Other Current Liabilities	50,422
Total Current Liabilities	4,246,891
Noncurrent Liabilities:
Noncurrent Deferred Rent	462,183
Noncurrent Deferred Revenue	58,323
Deferred Tax Liability	221,350
Total Liabilities	$4,988,747

The following table presents the discontinued operations of RateWatch in the Condensed Consolidated Statement of Operations:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net revenue	$1,810,618	$1,901,933	$3,944,302	$3,775,515
Operating expense:
Cost of services	414,812	460,177	870,543	910,007
Sales and marketing	381,396	320,323	716,506	638,222
General and administrative	107,182	171,033	269,036	327,902
Depreciation and amortization	76,637	243,890	160,293	407,522
Total operating expense	980,027	1,195,423	2,016,378	2,283,653
Operating income	830,591	706,510	1,927,924	1,491,862
(Provision) benefit for income taxes	(72,469)	—	(72,469)	234,506
Net income	$758,122	$706,510	$1,855,455	$1,726,368

The following table presents the discontinued operations of RateWatch in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash provided by operating activities	$2,201,892	$2,862,980
Net cash used in investing activities	(37,006)	(712,760)
Net cash used in financing activities	—	(3,568)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase in cash, cash equivalents and restricted cash	$2,164,886	$2,146,652

3.	REVENUES

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

Nature of our Services

Business to business subscription revenue is primarily comprised of subscriptions that provide access to director and officer profiles, relationship capital management services and transactional information pertaining to the mergers and acquisitions environment. Business to consumer subscription revenue is primarily comprised of subscriptions that provide access to securities investment information and stock market commentary. Advertising revenue is comprised of fees charged for the placement of advertising and sponsorships, primarily within TheStreet.com website. Other revenue is primarily composed of events/conferences, information services and other miscellaneous revenue.

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

The following table presents our revenues disaggregated by revenue discipline.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Subscription	$10,729,488	$10,399,141	$21,127,280	$20,656,449
Advertising	1,589,961	2,665,658	3,316,747	5,155,764
Other	1,269,828	992,873	1,720,393	1,652,314
Total Revenue	$13,589,277	$14,057,672	$26,164,420	$27,464,527

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance, primarily for subscription revenues. The increase in deferred revenues for the six months ended June 30, 2018 is primarily driven by cash payments received in advance of satisfying our performance obligations.

Contract Costs

As of June 30, 2018, the Company has a total of $966 thousand in assets relating to costs incurred to obtain or fulfill contracts, consisting predominantly of prepaid commissions. Prepaid commissions are amortized over the average customer relationship period. The amortization expense recognized during the six months ended June 30, 2018 was $65 thousand, and there was no impairment loss recognized during the period.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract costs.

4.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

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

	As of December 31, 2017
Consolidated Balance Sheets	As Reported	Adjustment	As Revised
Deferred tax liability	$1,932,606	$(925,852)	$1,006,754
Total liabilities	34,989,599	(925,852)	34,063,747
Accumulated deficit	(207,787,130)	925,852	(206,861,278)
Total stockholders’ equity	34,020,949	925,852	34,946,801

Consolidated Statements of Operations
Benefit for income taxes	$1,882,310	$925,852	$2,808,162
Net income	2,626,837	925,852	3,552,689

5.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of June 30, 2018 and December 31, 2017, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.8 million and $1.7 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of June 30, 2018 and December 31, 2017, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$42,661,074	$11,684,817
Marketable securities	1,750,026	1,680,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$44,911,100	$13,864,817

6.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2018
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$42,661,074	$42,661,074	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,750,026	—	—	1,750,026
Total at fair value	$44,911,100	$43,161,074	$—	$1,750,026

	As of December 31, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$11,684,817	$11,684,817	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,680,000	—	—	1,680,000
Contingent earn-out (3)	951,867	—	—	951,867
Total at fair value	$14,816,684	$12,184,817	$—	$2,631,867

(1)	Cash and cash equivalents and restricted cash, totaling approximately $43.2 million and $12.2 million as of June 30, 2018 and December 31, 2017, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.8 million and $1.7 million as of June 30, 2018 and December 31, 2017, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of June 30, 2018, the Company determined there was a decline in the fair value of its ARS investments of approximately $100 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive loss.

(3)	Contingent earn-out represented additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The balance was paid in May 2018.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2017	$1,680,000
Change in fair value of investment	70,026
Balance June 30, 2018	$1,750,026

Contingent Earn-Out
Balance December 31, 2017	$951,867
Payment made	(951,867)
Balance June 30, 2018	$—

7.	STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the six months ended June 30, 2018 and 2017 was $0.69 and $0.27, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Six Months Ended June 30,
	2018	2017
Expected option lives	4.0 years	3.7 years
Expected volatility	45.14%	37.64%
Risk-free interest rate	2.76%	1.55%
Expected dividend yield	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the six months ended June 30, 2018 and 2017 was $1.68 and $0.90, respectively.

At the Company’s May 2018 Board meeting, the number of shares available for grant was increased by 5.2 million shares. As of June 30, 2018, there remained approximately 3.3 million shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded approximately $578 thousand and $918 thousand of stock-based compensation for the three and six month period ended June 30, 2018, respectively, as compared to approximately $409 thousand and $805 thousand of stock-based compensation for the three and six month periods ended June 30, 2017, respectively.

A summary of the activity of the 2007 Plan, and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2017	5,491,928	$1.46
Options granted	103,333	$1.79
Options exercised	—	N/A
Options forfeited	(1,876)	$1.83
Options expired	(1,792,544)	$1.80
Awards outstanding at June 30, 2018	3,800,841	$1.31	$3,327	4.52
Awards outstanding, vested and expected to vest at June 30, 2018	3,786,918	$1.31	$3,314	4.51
Awards exercisable at June 30, 2018	2,629,976	$1.35	$2,198	4.22

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2017	446,668
Restricted stock units granted	3,149,720
Restricted stock units settled by delivery of Common Stock upon vesting	(424,452)
Restricted stock units forfeited	(25,000)
Awards outstanding at June 30, 2018	3,146,936	$6,860	2.61
Awards expected to vest at June 30, 2018	3,047,811	$6,644	1.77

A summary of the status of the Company’s unvested stock-based awards as of June 30, 2018 and changes in the six months then ended, is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2017	2,131,135	$0.48
Shares underlying options granted	103,333	$0.69
Shares underlying restricted stock units granted	3,149,720	$1.68
Shares underlying options vested	(615,059)	$0.36
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(424,452)	$0.95
Shares underlying options forfeited	(1,876)	$0.43
Shares underlying restricted stock units forfeited	(25,000)	$1.80
Shares underlying awards unvested at June 30, 2018	4,317,801	$1.33

For the six months ended June 30, 2018 and 2017, the total fair value of stock option awards vested was approximately $223 thousand and $317 thousand, respectively. For the six months ended June 30, 2018 and 2017, the total intrinsic value of options exercised was $0 and $0, respectively (there were no options exercised during either period). For the six months ended June 30, 2018 and 2017, approximately 103 thousand and 135 thousand stock options were granted, respectively, and no stock options were exercised in either period yielding $0 of cash proceeds to the Company. Additionally, for the six months ended June 30, 2018 and 2017, approximately 3.1 million and 566 thousand restricted stock units were granted, respectively, and approximately 424 thousand and 457 thousand shares, respectively, were issued under restricted stock unit grants. For the six months ended June 30, 2018 and 2017, the total intrinsic value of restricted stock units that vested was approximately $759 thousand and $400 thousand, respectively. As of June 30, 2018 and 2017, the total intrinsic value of awards outstanding was approximately $10.2 million and $647 thousand, respectively. As of June 30, 2018, there was approximately $5.2 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.49 years.

8.	STOCKHOLDERS’ EQUITY

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

During the second quarter of 2018, the Company did not purchase any shares of Common Stock under the Program. During the first quarter of 2018, and since the new Program’s inception in November 2017, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the six months ended June 30, 2018, 5,490 shares were withheld in settlement of vested restricted stock units. Through June 30, 2018, the Company had withheld an aggregate of 2,050,555 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business.

9.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

10.	NET LOSS PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the six months ended June 30, 2017, approximately 477 thousand unvested restricted stock units and vested and unvested stock options were excluded in the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$27,515,995	$344,744	$26,834,285	$(782,696)
Denominator:
Weighted average basic shares outstanding	49,296,061	35,698,603	49,240,684	35,628,874
Weighted average diluted shares outstanding	50,551,236	35,803,117	50,210,935	35,628,874

Net income (loss) per share:
Basic net income (loss) attributable to common stockholders	$0.56	$0.01	$0.55	$(0.02)
Diluted net income (loss) attributable to common stockholders	$0.54	$0.01	$0.54	$(0.02)

11.	INCOME TAXES

The income tax benefit from continuing operations for the three and six months ended June 30, 2018 was approximately $464 thousand and $309 thousand, respectively, and reflects an effective tax rate of 35.0% and 10.5%, respectively, as compared to an expense of approximately $188 thousand and $609 thousand for the three and six months ended June 30, 2017, respectively, reflecting an effective tax rate of approximately -107.9% and -32.0%, respectively. The Company’s effective tax rate (ETR) for the three and six months ended June 30, 2018 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes, certain foreign taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. During the three months ended June 30, 2018, the Company made certain adjustments to the beginning balance of the state deferred tax liability which resulted in a $272 thousand discrete tax benefit for domestic losses, as the US taxable income from discontinued operations is treated as a source of income to realize such losses under the intra-period allocation guidance. The Company’s ETR for the three and six months ended June 30, 2017 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes and the movement in the deferred tax liability related to the tax amortization of goodwill.

The Company accounts for its income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. The Company has determined that it is required to file U.S. federal, U.S. state and foreign tax returns and has determined that its major tax jurisdictions are the United States, India and the United Kingdom. Tax years through 2016 remain open due to net operating loss carryforwards and are subject to examination by appropriate taxing authorities.

The Company had approximately $173 million of federal and state net operating loss carryforwards (“NOL”) as of December 31, 2017. The Company has a full valuation allowance against its U.S. deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. The Company expects to continue to provide a full valuation allowance until, or unless, it can sustain a level of profitability that demonstrates its ability to utilize these assets. The ability of the Company to utilize its NOL in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income.

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

In June 2018, the U.S. Supreme Court decided the South Dakota v. Wayfair, Inc. sales tax nexus case. As a result of the Supreme Court ruling, states now have the ability to require taxpayers to collect and remit sales tax on a basis of economic nexus. While the impact of this ruling is uncertain, we are currently in the process of evaluating the future impact of the ruling on our financial position, results of operations and cash flows. New taxes could also create significant increases in internal costs necessary to capture data and collect and remit taxes. These events could have an adverse effect on our business and results of operations.

At June 30, 2018, the Company has no uncertain tax positions or interest and penalties accrued.

12.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2018 and 2017, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the three and six months ended June 30, 2018 and 2017, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2018, no individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2017, one single customer accounted for more than 10% of our gross accounts receivable balance.

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

13.	RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

14.	OTHER LIABILITIES

Other liabilities consist of the following:

	June 30, 2018	December 31, 2017
Deferred rent	$835,527	$912,201
Deferred revenue	1,103,190	629,309
Other	—	2,092
Total other liabilities	$1,938,717	$1,543,602

15.	SEGMENT AND GEOGRAPHIC DATA

Segments

Effective October 1, 2016 as a result of organizational changes related to our new management team, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in two segments: (i) The Deal / BoardEx and (ii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. Results were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2018	2017	2018	2017
- Business to business	$6,687,633	$5,953,014	$12,591,573	$11,466,671
- Business to consumer	6,901,644	8,104,658	13,572,847	15,997,856
Total	$13,589,277	$14,057,672	$26,164,420	$27,464,527

Operating (loss) income:
- Business to business	$(177,331)	$(618,060)	$(1,053,936)	$(1,543,999)
- Business to consumer	(1,177,535)	433,767	(1,943,614)	(374,553)
Total	$(1,354,866)	$(184,293)	$(2,997,550)	$(1,918,552)

Due to the nature of the Company’s operations, a majority of its assets are utilized across both segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

During the six months ended June 30, 2018 and 2017, substantially all of the Company’s revenue was from customers in the United States and substantially all of our long-lived assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

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

Business-to-Business

Our business-to-business, or B2B, products provide dealmakers, their advisers, institutional investors and corporate executives with news, data and analysis of mergers and acquisitions and changes in corporate control, and relationship mapping services. Our B2B business products have helped diversify our business from primarily serving retail investors to also providing an indispensable source of business intelligence for both high net worth individuals and executives in the top firms in the world.

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the six months ended June 30, 2018 and 2017, our B2B businesses generated 48% and 42%, respectively, of our total revenue.

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

Our B2C business generates revenue primarily from premium subscription products and advertising. For the six months ended June 30, 2018 and 2017, our B2C business generated 52% and 58%, respectively, of our total revenue.

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

The Company tests goodwill for impairment using a quantitative analysis consisting of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated enterprise value of each of our reporting units using a market approach for the valuation of the Company’s Common Stock based upon actual prices of the Company’s Common Stock. As the Company’s Preferred Shares were retired in November 2017, the retirement value was used. As a result, we determined that the Company’s business enterprise value (common equity plus preferred equity) was $76.9 million as of the valuation date. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow (“DCF”) methodology.   Our use of a DCF methodology includes estimates of future revenue based upon budgeted projections and growth rates which take into account estimated inflation rates.  We also developed estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also included the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our DCF methodology involve many assumptions by management that are based upon future growth projections. Our assumptions include a continued recovery of our B2C business, which began in the fall of 2017. The DCF methodology resulted in an indicated value of $70.7 million. We then concluded the enterprise value analysis for the Company on an aggregated basis by taking the average of the $76.9 million enterprise value derived from the first test and the $70.7 million value derived from the second test, resulting in an enterprise value for the Company of $74.0 million. Once we determined the enterprise value of the Company, the enterprise value of each of the three reporting units was based on the proportion of each reporting unit’s indicated enterprise value to the indicated enterprise value of the Company.

Based on our analysis, we concluded that none of the reporting units goodwill was impaired as of the valuation date, with Business to Business and Business to Consumer reporting units’ exceeding the amount recorded by approximately 93% and 35%, respectively

To the extent actual and projected cash flows decline in the future, or if market conditions deteriorate significantly, we may be required to perform an interim impairment analysis that could result in an impairment of goodwill.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and June 30, 2017

Revenue

	For the Three Months Ended June 30,
Revenue:	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change
Business to business	$6,687,633	49%	$5,953,014	42%	12%
Business to consumer	6,901,644	51%	8,104,658	58%	-15%
Total revenue	$13,589,277	100%	$14,057,672	100%	-3%

Business to business. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

B2B revenue increased by approximately $735 thousand, or 12%, in the second quarter of 2018 as compared to the second quarter of 2017. This increase was primarily due to an approximate $502 thousand, or 18%, increase in BoardEx subscription revenue, which had a 13% increase in the weighted-average number of subscriptions and a 5% increase in the average revenue recognized per subscription, as well as an approximate $446 thousand increase in The Deal events. This increase was offset by an approximate $98 thousand decrease in webinars and an $88 thousand decrease in other revenue from The Deal products.

Business to consumer. Our B2C business generates revenue primarily from premium subscription products and advertising.

B2C revenue decreased by approximately $1.2 million, or 15%, in the second quarter of 2018 as compared to the second quarter of 2017. This decrease was due to an approximate $1.1 million, or 40%, decrease in advertising revenue, an approximate $162 thousand, or 3%, decline in revenue generated from premium subscription products, which had a 6% decrease in the weighted-average number of subscriptions, that was partially offset by a 3% increase in the average revenue recognized per subscription, and an approximate $89 thousand decrease in syndication revenue. All such decreases were partially offset by an approximate $109 thousand increase in event related revenue.

Operating Expense

Cost of Services

	For the Three Months Ended June 30,
Cost of services:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$2,422,044	36%	$2,279,048	38%	6%
Business to consumer	3,323,615	48%	3,965,397	49%	-16%
Total cost of services	$5,745,659	42%	$6,244,445	44%	-8%

Cost of services. Cost of services expense consists primarily of employee compensation related and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

B2B cost of services expense increased by approximately $143 thousand, or 6%, in the second quarter of 2018 as compared to the second quarter of 2017. This increase was primarily the result of higher employee compensation related and event costs, the aggregate of which increased by approximately $189 thousand, partially offset by an approximate $62 thousand decrease in hosting and internet access charges. Additionally, corporate allocations increased by approximately $22 thousand.

B2C cost of services expense decreased by approximately $642 thousand, or 16%, in the second quarter of 2018 as compared to the second quarter of 2017. The decrease was primarily the result of reduced traffic acquisition, outside contributor, employee compensation and hosting and internet related costs, the aggregate of which decreased by $710 thousand. These cost decreases were partially offset by higher consulting, event related, computer service and supply and data costs, the aggregate of which increased by $260 thousand. Also contributing to the decrease was a reduction in corporate allocations totaling $155 thousand.

Sales and Marketing

	For the Three Months Ended June 30,
Sales and marketing:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$1,641,822	25%	$1,450,343	24%	13%
Business to consumer	2,255,398	33%	1,807,155	22%	25%
Total sales and marketing	$3,897,220	29%	$3,257,498	23%	20%

Sales and marketing. Sales and marketing expense consists primarily of employee compensation related expenses for the direct sales force, marketing services, and customer service departments, advertising and promotion expenses and credit card processing fees.

B2B sales and marketing expense increased by approximately $191 thousand, or 13%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase was primarily the result of an approximate $138 thousand increase in employee compensation related expenses combined with an approximate $41 thousand increase in corporate expense allocations.

B2C sales and marketing expense increased by approximately $448 thousand, or 25%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase was primarily the result of higher employee compensation costs combined with increased advertising and promotion expense, the aggregate of which increased by approximately $337 thousand. This cost increase was compounded by an approximate $50 thousand increase in corporate expense allocations.

General and Administrative

	For the Three Months Ended June 30,
General and administrative:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$2,107,354	32%	$2,059,904	35%	2%
Business to consumer	2,043,603	30%	1,621,515	20%	26%
Total general and administrative	$4,150,957	31%	$3,681,419	26%	13%

General and administrative. General and administrative expense consists primarily of employee compensation related costs for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

B2B general and administrative expense increased by approximately $47 thousand, or 2%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase was primarily the result of $21 thousand of higher employee compensation related costs, offset by exchange rate losses totaling approximately $277 thousand. Also contributing to the increase was an approximate $275 thousand increase in corporate expense allocations.

B2C general and administrative expense increased by approximately $422 thousand, or 26%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase was primarily the result of higher employee compensation, occupancy and data platform costs, the aggregate of which increased by $345 thousand. Also contributing to the cost increase was an approximate $67 thousand increase in corporate expense allocations.

Depreciation and Amortization

	For the Three Months Ended June 30,
Depreciation and amortization:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$693,743	10%	$781,771	13%	-12%
Business to consumer	456,564	7%	276,832	3%	65%
Total depreciation and amortization	$1,150,307	8%	$1,058,603	8%	8%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $92 thousand, or 8%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects. Cost allocations among segments were changed as of January 2018 to better reflect where the assets are utilized.

Net Interest Income

	For the Three Months Ended June 30,		Percent
	2018	2017	Change
Net interest income	$30,031	$10,285	192%

Net interest income totaled approximately $30 thousand in the second quarter of 2018 as compared to net interest income approximating $10 thousand in the second quarter of 2017. The change was primarily the result of increased cash balances combined with the absence of interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Income from Discontinued Operations

	For the Three Months Ended June 30,		Percent
	2018	2017	Change
Income from discontinued operations	$758,122	$706,510	7%

Income from discontinued operations represents the income from our recently sold RateWatch subsidiary.

Provision for Income Taxes

	For the Three Months Ended June 30,		Percent
	2018	2017	Change
Benefit (provision) for income taxes	$463,885	$(187,758)	N/A

The income tax benefit from continuing operations for the three months ended June 30, 2018 was approximately $464 thousand and reflects an effective tax rate of 35.0%, as compared to an expense of approximately $188 thousand for the three months ended June 30, 2017, reflecting an effective tax rate of approximately -107.9%. The Company’s effective tax rate (ETR) for the three months ended June 30, 2018 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes, certain foreign taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. During the three months ended June 30, 2018, the Company made certain adjustments to the beginning balance of the state deferred tax liability which resulted in a $272 thousand discrete tax benefit for domestic losses, as the US taxable income from discontinued operations is treated as a source of income to realize such losses under the intra-period allocation guidance. The Company’s ETR for the three months ended June 30, 2017 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes and the movement in the deferred tax liability related to the tax amortization of goodwill.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for the three months ended June 30, 2018 totaled approximately $27.5 million, or $0.56 per basic and $0.54 per diluted share, compared to net income attributable to common stockholders totaling approximately $345 thousand, or $0.01 per basic and diluted share, for the three months ended June 30, 2017.

Comparison of Six Months Ended June 30, 2018 and June 30, 2017

Revenue

	For the Six Months Ended June 30,
Revenue:	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change
Business to business	$12,591,573	48%	$11,466,671	42%	10%
Business to consumer	13,572,847	52%	15,997,856	58%	-15%
Total revenue	$26,164,420	100%	$27,464,527	100%	-5%

B2B revenue increased by approximately $1.1 million, or 10%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily due to an approximate $1.2 million, or 22%, increase in BoardEx subscription revenue, which had a 13% increase in the weighted-average number of subscriptions and a 9% increase in the average revenue recognized per subscription, as well as an approximate $202 thousand dollar increase in event related revenue. This was offset by an approximate $92 thousand decrease in information services revenue as well as a decline of approximately $90 thousand, or 2%, related to The Deal products, which had a 9% decline in the weighted-average number of subscriptions partially offset by a 7% increase in the average revenue recognized per subscription.

B2C revenue decreased by approximately $2.4 million, or 15%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This decrease was due to an approximate $1.8 million decrease in advertising revenue, an approximate $599 thousand, or 6%, decline in revenue generated from premium subscription products, which had a 8% decrease in the weighted-average number of subscriptions, partially offset by a 2% increase in the average revenue recognized per subscription, and an approximate $170 thousand decrease in licensing and syndication revenue. These declines were partially offset by $159 thousand of event related revenue.

Operating Expense

Cost of Services

	For the Six Months Ended June 30,
Cost of services:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$4,647,416	37%	$4,513,294	39%	3%
Business to consumer	6,559,316	48%	8,562,750	54%	-23%
Total cost of services	$11,206,732	43%	$13,076,044	48%	-14%

B2B cost of services expense increased by approximately $134 thousand, or 3%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily the result of higher employee compensation related, event and outside contributor costs, the total of which approximated $223 thousand, partially offset by $62 thousand of reduced hosting and internet related costs. The cost reduction was also impacted by an approximate $43 thousand decrease in corporate expense allocations.

B2C cost of services expense decreased by approximately $2.0 million, or 23%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was primarily the result of reduced traffic acquisition, outside contributor and employee compensation related costs, the aggregate of which decreased by $1.7 million, partially offset by an increase approximating $103 thousand in consulting fees. Also contributing to the decrease was a reduction in corporate allocations totaling $429 thousand.

Sales and Marketing

	For the Six Months Ended June 30,
Sales and marketing:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$3,272,353	26%	$2,736,373	24%	20%
Business to consumer	4,105,724	30%	3,746,578	23%	10%
Total sales and marketing	$7,378,077	28%	$6,482,951	24%	14%

B2B sales and marketing expense increased by approximately $536 thousand, or 20%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily the result of an approximate $397 thousand increase in employee compensation related expenses combined with an approximate $124 thousand increase in corporate expense allocations.

B2C sales and marketing expense increased by approximately $359 thousand, or 10%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily the result of higher employee compensation related costs combined with increased data platform expense, the aggregate of which increased by approximately $231 thousand. Also impacting sales and marketing cost was an approximate $97 thousand increase in corporate expense allocations.

General and Administrative

	For the Six Months Ended June 30,
General and administrative:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$4,359,535	35%	$4,174,164	36%	4%
Business to consumer	3,959,713	29%	3,376,438	21%	17%
Total general and administrative	$8,319,248	32%	$7,550,602	27%	10%

B2B general and administrative expense increased by approximately $185 thousand, or 4%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily the result of $146 thousand of higher occupancy costs, offset by a foreign exchange rate loss and decreased employee compensation and related costs, the aggregate of which increased by $341 thousand. Also contributing to the increase was an approximate $331 thousand increase in corporate expense allocations.

B2C general and administrative expense increased by approximately $583 thousand, or 17%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily the result of higher employee compensation related costs, occupancy, data platforms and recruiting fees, the aggregate of which increased by $710 thousand. These cost increases were partially offset by an approximate $111 thousand decrease in corporate expense allocations.

Depreciation and Amortization

	For the Six Months Ended June 30,
Depreciation and amortization:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$1,366,617	11%	$1,540,095	13%	-11%
Business to consumer	891,296	7%	534,408	3%	67%
Total depreciation and amortization	$2,257,913	9%	$2,074,503	8%	9%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $183 thousand, or 9%, in the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects. Cost allocations among segments were changed as of January 2018 to better reflect where the assets are utilized.

Restructuring and Other Charges

	For the Six Months Ended June 30,
Restructuring and other charges:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$—	N/A	$46,845	0%	100%
Business to consumer	—	N/A	152,134	1%	100%
Total restructuring and other charges	$—	N/A	$198,979	1%	100%

Restructuring and other charges. Restructuring and other charges. During the six months ended June 30, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

Net Interest Income

	For the Six Months Ended June 30,		Percent
	2018	2017	Change
Net interest income	$48,808	$18,056	170%

Net interest income totaled approximately $49 thousand in the six months ended June 30, 2018 as compared to net interest income approximating $18 thousand in the six months ended June 30, 2017. The change was primarily the result of the increased cash balance combined with the absence of interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Income from Discontinued Operations

	For the Six Months Ended June 30,		Percent
	2018	2017	Change
Income from discontinued operations	$1,855,455	$1,726,368	7%

Income from discontinued operations represents the income from our recently sold RateWatch subsidiary.

Provision for Income Taxes

	For the Six Months Ended June 30,		Percent
	2018	2017	Change
Benefit (provision) for income taxes	$308,749	$(608,568)	N/A

The income tax benefit from continuing operations for the six months ended June 30, 2018 was approximately $309 thousand, and reflects an effective tax rate of 10.5%, as compared to an expense of approximately $609 thousand for the six months ended June 30, 2017, reflecting an effective tax rate of approximately -32.0%. The Company’s effective tax rate (ETR) for the six months ended June 30, 2018 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes, certain foreign taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. During the three months ended June 30, 2018, the Company made certain adjustments to the beginning balance of the state deferred tax liability which resulted in a $272 thousand discrete tax benefit. The Company’s ETR for the six months ended June 30, 2017 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes and the movement in the deferred tax liability related to the tax amortization of goodwill.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for the six months ended June 30, 2018 totaled approximately $26.8 million, or $0.55 per basic and $0.54 per diluted share, compared to net loss attributable to common stockholders totaling approximately $783 thousand, or $0.02 per basic and diluted share, for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, our current assets consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. As of June 30, 2018, our current assets were approximately $49.9 million, 69% greater than than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of June 30, 2018, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $44.9 million, representing 47% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.8 million that mature in the year 2038. Our total cash-related position is as follows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$42,661,074	$11,684,817
Marketable securities	1,750,026	1,680,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$44,911,100	$13,864,817

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $5.6 million for the six months ended June 30, 2018, as compared to net cash provided by operating activities totaling approximately $3.1 million for the six months ended June 30, 2017. The increase in net operating cash was primarily the result of the change in the balances of deferred revenue, accrued expenses and accounts payable, offset by the changes in accounts receivable and deferred taxes.

Net cash provided by investing activities totaled approximately $26.5 million for the six months ended June 30, 2018, as compared to net cash used in investing activities totaling approximately $1.3 million for the six months ended June 30, 2017. The increase in cash used in investing activities was the result of the sale of our RateWatch subsidiary, partially offset by increased capital expenditures.

Net cash used in financing activities totaled approximately $1.0 million for the six months ended June 30, 2018, as compared to net cash used in financing activities totaling approximately $78 thousand for the six months ended June 30, 2017. The increase in net cash used in financing activities was primarily the result of the payment of a deferred earn out on the acquisition of BoardEx totaling $952 thousand.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.0 million through June 30, 2019, primarily related to operating leases and minimum payments due under an employment agreement.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading prices of the securities, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading prices of the securities, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended June 30, 2018, the Company did not purchase any shares of Common Stock under the program. In the six months ended June 30, 2018, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through June 30, 2018, the Company had withheld an aggregate of 2,050,555 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $373 thousand reduction to revenue for the six months ended June 30, 2018, with an offsetting reduction to operating expenses of $403 thousand for the six months ended June 30, 2018, and a decrease in the value of the Company’s assets and liabilities as of June 30, 2018 of approximately $1.6 million and $402 thousand, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. During the six months ended June 30, 2018, there were no material changes to the risk factors described in our 2017 Form 10-K.

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

There were no repurchases by the Company in the quarter ended June 30, 2018.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished
10.1	TheStreet, Inc. 2007 Performance Incentive Plan, as amended and restated	DEF 14A	000-25779	Appendix A	April 16, 2018

10.2	Form of Transaction Agreement	8-K	000-25779	10.2	May 18, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: August 10, 2018	By:	/s/ David Callaway
Name: David Callaway
Title: President & Chief Executive Officer (principal executive officer)

Date: August 10, 2018	By:	/s/ Eric F. Lundberg
Name: Eric F. Lundberg
Title: Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished
10.1	TheStreet, Inc. 2007 Performance Incentive Plan, as amended and restated	DEF 14A	000-25779	Appendix A	April 16, 2018

10.2	Form of Transaction Agreement	8-K	000-25779	10.2	May 18, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X