Form 10-Q
period 2018-09-30
THESTREET, INC.
filed 2018-11-14
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of November 9, 2018
Common Stock, par value $0.01 per share	49,612,180

TheStreet, Inc.

Form 10-Q

As of and for the Three and Nine Months Ended September 30, 2018

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context suggests otherwise, specifically, references in this Quarterly Report to “TheStreet,” the “Company,” “we,” “us” and “our” refer to TheStreet, Inc. and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.      Interim Condensed Consolidated Financial Statements.

THESTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	Revised See Note #4
assets
Current Assets:
Cash and cash equivalents	$40,833,954	$11,684,817
Accounts receivable, net of allowance for doubtful accounts of $296,243 as of September 30, 2018 and $278,977 as of December 31, 2017	4,572,216	4,546,308
Other receivables, net	3,616,486	389,353
Prepaid expenses and other current assets	1,615,839	1,615,720
Current assets of discontinued operations	—	230,116
Total current assets	50,638,495	18,466,314

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $6,026,109 as of September 30, 2018 and $5,475,077 as of December 31, 2017	1,602,024	2,092,669
Marketable securities	1,833,535	1,680,000
Other assets	1,123,862	306,465
Goodwill	23,515,608	23,568,472
Other intangible assets, net of accumulated amortization of $18,370,335 as of September 30, 2018 and $15,702,665 as of December 31, 2017	12,608,512	12,966,569
Deferred tax asset	1,514,854	1,865,453
Restricted cash	500,000	500,000
Noncurrent assets of discontinued operations	—	7,564,606
Total assets	$93,336,890	$69,010,548

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$1,867,612	$1,999,772
Accrued expenses	3,999,779	3,690,337
Deferred revenue	21,863,890	19,201,693
Other current liabilities	793,794	1,835,679
Current liabilities of discontinued operations	—	4,246,891
Total current liabilities	28,525,075	30,974,372
Noncurrent Liabilities:
Deferred tax liability	1,046,387	803,917
Other noncurrent liabilities	1,744,652	1,543,602
Noncurrent liabilities of discontinued operations	—	741,856
Total liabilities	31,316,114	34,063,747

Stockholders’ Equity:
Common Stock; $0.01 par value; 100,000,000 shares authorized; 57,330,389 shares issued and 49,609,152 shares outstanding as of September 30, 2018, and 56,891,551 shares issued and 49,181,462 shares outstanding as of December 31, 2017	573,304	568,916
Additional paid-in capital	261,281,003	259,569,737
Accumulated other comprehensive loss	(5,264,875)	(4,845,650)
Treasury stock at cost; 7,721,237 shares as of September 30, 2018 and 7,710,089 shares as of December 31, 2017	(13,503,567)	(13,484,924)
Accumulated deficit	(181,065,089)	(206,861,278)
Total stockholders’ equity	62,020,776	34,946,801
Total liabilities and stockholders’ equity	$93,336,890	$69,010,548

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2018	2017	2018	2017
Revenue:
Business to business	$6,274,824	$5,951,581	$18,866,397	$17,418,252
Business to consumer	6,732,404	7,382,672	20,305,251	23,380,528
Total revenue	13,007,228	13,334,253	39,171,648	40,798,780
Operating expense:
Cost of services	5,770,422	6,185,753	16,977,154	19,261,777
Sales and marketing	3,639,704	2,782,596	11,017,781	9,265,547
General and administrative	4,368,148	3,718,094	12,687,396	11,268,698
Depreciation and amortization	1,166,717	1,115,035	3,424,630	3,189,538
Restructuring and other charges	—	—	—	198,979
Total operating expense	14,944,991	13,801,478	44,106,961	43,184,539
Operating loss	(1,937,763)	(467,225)	(4,935,313)	(2,385,759)
Net interest income	32,359	8,168	81,167	26,224
Loss before income taxes from continuing operations	(1,905,404)	(459,057)	(4,854,146)	(2,359,535)
(Loss) income from discontinued operations	(129,809)	842,588	1,725,646	2,568,957
(Loss) gain on sale of business, net of tax	(551,752)	—	27,067,071	—
(Loss) income before income taxes	(2,586,965)	383,531	23,938,571	209,422
(Provision) benefit for income taxes	775,014	(193,662)	1,083,763	(802,249)
Net (loss) income attributable to common stockholders	$(1,811,951)	$189,869	$25,022,334	$(592,827)

Net (loss) income per share:
Basic net (loss) income attributable to common stockholders:
Continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.09)
Discontinued operations	(0.02)	0.03	0.59	0.07
Basic net (loss) income per share	$(0.04)	$0.01	$0.51	$(0.02)

Diluted net (loss) income attributable to common stockholders:
Continuing operations	$(0.02)	$(0.02)	$(0.08)	$(0.09)
Discontinued operations	(0.02)	0.03	0.57	0.07
Diluted net (loss) income per share	$(0.04)	$0.01	$0.49	$(0.02)

Weighted average basic shares outstanding	49,600,837	35,869,751	49,362,018	35,710,049
Weighted average diluted shares outstanding	49,600,837	36,142,548	50,695,450	35,710,049

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income	$(1,811,951)	$189,869	$25,022,334	$(592,827)
Foreign currency translation (loss) gain	(243,556)	(158,076)	(572,760)	842,265
Unrealized gain on marketable securities	83,509	55,500	153,535	50,250
Comprehensive (loss) income	$(1,971,998)	$87,293	$24,603,109	$299,688

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$25,022,334	$(592,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of business, net of tax	(27,067,071)	—
Stock-based compensation expense	1,715,731	1,205,978
Provision for doubtful accounts	55,109	69,260
Depreciation and amortization	3,584,922	3,834,785
Deferred taxes	(1,108,994)	444,816
Deferred rent	(203,659)	(394,839)
Changes in operating assets and liabilities:
Accounts receivable	(178,173)	332,707
Other receivables	122,867	49,336
Prepaid expenses and other current assets	246,411	(582,693)
Other assets	(356,060)	(4,417)
Accounts payable	(141,116)	(344,356)
Accrued expenses	(42,772)	(1,573,044)
Deferred revenue	3,386,141	1,719,817
Other current liabilities	(73,126)	(540)
Other liabilities	137,610	—
Net cash provided by operating activities	5,100,154	4,163,983

Cash Flows from Investing Activities:
Proceeds from sale of business, net	28,232,100	—
Capital expenditures	(2,870,300)	(1,832,925)
Net cash provided by (used in) investing activities	25,361,800	(1,832,925)

Cash Flows from Financing Activities:
Cash dividends paid on Common Stock	(68,162)	(68,245)
Earnout payment for prior acquisition	(951,867)	—
Shares withheld on RSU vesting to pay for withholding taxes	(17,228)	(12,469)
Share repurchase	(1,415)	—
Net cash used in financing activities	(1,038,672)	(80,714)

Effect of foreign exchange rate changes on cash and cash equivalents	(274,145)	368,713

Net increase in cash, cash equivalents and restricted cash	29,149,137	2,619,057
Cash, cash equivalents and restricted cash beginning of period	12,184,817	21,871,122
Cash, cash equivalents and restricted cash end of period	$41,333,954	$24,490,179

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

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017, and the condensed statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of September 30, 2018, its results of consolidated operations and comprehensive (loss) income for the three and nine months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017. The financial data and other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2018 or for any other future annual or interim period.

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

Gain on sale of RateWatch amounting to $27.1 million, net of a tax expense of $1.6 million, was calculated as the selling price less direct costs to complete the transaction. Included in such costs is approximately $568 thousand pertaining to certain employee costs that were assumed by the Company as part of the transaction.

The following table presents the discontinued operations of RateWatch in the Condensed Consolidated Balance Sheets:

ASSETS	December 31, 2017
Current Assets:
Accounts Receivable, net	$138,262
Prepaid Expenses and Other Current Assets	91,854
Total Current Assets	230,116
Noncurrent Assets:
Property and Equipment, net	659,143
Goodwill	5,851,050
Other Intangibles, net	1,054,413
Total Assets	$7,794,722

LIABILITIES
Current Liabilities:
Accounts Payable	$14,026
Accrued Expenses	75,458
Deferred Revenue	4,106,985
Other Current Liabilities	50,422
Total Current Liabilities	4,246,891
Noncurrent Liabilities:
Noncurrent Deferred Rent	462,183
Noncurrent Deferred Revenue	58,323
Deferred Tax Liability	221,350
Total Liabilities	$4,988,747

The following table presents the discontinued operations of RateWatch in the Condensed Consolidated Statement of Operations:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net revenue	$—	$1,918,543	$3,944,302	$5,694,057
Operating expense:
Cost of services	(24)	460,051	870,519	1,370,077
Sales and marketing	1,793	295,187	718,299	933,409
General and administrative	96,717	164,804	365,753	492,704
Depreciation and amortization	—	237,725	160,293	645,247
Total operating expense	98,486	1,157,767	2,114,864	3,441,437
Operating (loss) income	(98,486)	760,776	1,829,438	2,252,620
(Provision) benefit for income taxes	(31,323)	81,812	(103,792)	316,337
Net (loss) income	$(129,809)	$842,588	$1,725,646	$2,568,957

The following table presents the discontinued operations of RateWatch in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$2,103,406	$3,375,137
Net cash used in investing activities	(37,006)	(10,538)
Net cash used in financing activities	—	—
Effect of foreign exchange rate changes on cash and cash equivalents	—	—
Net increase in cash, cash equivalents and restricted cash	$2,066,400	$3,364,599

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

2)         Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply judgment to determine whether promised services are capable of being distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

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

The following table presents our revenues disaggregated by revenue discipline.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Subscription	$10,934,315	$10,619,614	$32,061,595	$31,276,063
Advertising	1,507,231	2,168,434	4,823,978	7,324,198
Other	565,682	546,205	2,286,075	2,198,519
Total Revenue	$13,007,228	$13,334,253	$39,171,648	$40,798,780

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance, primarily for subscription revenues. The increase in deferred revenues for the nine months ended September 30, 2018 is primarily driven by cash payments received in advance of satisfying our performance obligations.

Contract Costs

As of September 30, 2018, the Company has a total of $998 thousand in assets relating to costs incurred to obtain or fulfill contracts, consisting predominantly of prepaid commissions. Prepaid commissions are amortized over the average customer relationship period. The amortization expense recognized during the nine months ended September 30, 2018 was $102 thousand. There was no impairment loss recognized during the period.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract costs.

4.	REVISION OF PRIOR PERIOD FINANCIAL STATEMENTS

In connection with the preparation of our condensed consolidated financial statements for the quarter ended March 31, 2018, we identified an error as of December 31, 2017 in our recognition of a deferred tax asset related to the change in the tax law, which causes net operating losses (NOL) generated in taxable years ending after December 31, 2017 to have an indefinite carryforward period. This means that a deferred tax liability that has an indefinite reversal pattern may serve as a source of taxable income for those NOLs. The correction of this error requires a reduction to the valuation allowance with a corresponding adjustment to the opening equity balance as this error existed as of December 31, 2017.

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

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of September 30, 2018 and December 31, 2017, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.8 million and $1.7 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive income and excluded from net income as they are deemed temporary. Additionally, as of September 30, 2018 and December 31, 2017, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$40,833,954	$11,684,817
Marketable securities	1,833,535	1,680,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$43,167,489	$13,864,817

6.	FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of September 30, 2018
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$40,833,954	$40,833,954	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,833,535	—	—	1,833,535
Total at fair value	$43,167,489	$41,333,954	$—	$1,833,535

	As of December 31, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$11,684,817	$11,684,817	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,680,000	—	—	1,680,000
Contingent earn-out (3)	951,867	—	—	951,867
Total at fair value	$14,816,684	$12,184,817	$—	$2,631,867

(1)	Cash, cash equivalents and restricted cash, totaling approximately $41.3 million and $12.2 million as of September 30, 2018 and December 31, 2017, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.8 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of September 30, 2018, the Company determined there was a cumulative decline in the fair value of its ARS investments of approximately $16 thousand from its cost basis, which was deemed temporary and was included within accumulated other comprehensive (loss) income.

(3)	Contingent earn-out represented additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The balance was paid in May 2018.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2017	$1,680,000
Change in fair value of investment	153,535
Balance September 30, 2018	$1,833,535

Contingent Earn-Out
Balance December 31, 2017	$951,867
Payment made May 2018	(951,867)
Balance September 30, 2018	$—

7.	STOCK-BASED COMPENSATION

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the nine months ended September 30, 2018 and 2017 was $0.42 and $0.27, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Nine Months Ended September 30,
	2018	2017
Expected option lives	1.78 years	3.7 years
Expected volatility	47.28%	37.64%
Risk-free interest rate	2.47%	1.55%
Expected dividend yield	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the nine months ended September 30, 2018 and 2017 was $1.68 and $0.90, respectively.

At the Company’s May 2018 Board meeting, the number of shares available for grant was increased by 5.2 million shares. As of September 30, 2018, there remained approximately 3.3 million shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded approximately $797 thousand and $1.7 million of stock-based compensation for the three and nine month periods ended September 30, 2018, respectively, as compared to approximately $401 thousand and $1.2 million of stock-based compensation for the three and nine month periods ended September 30, 2017, respectively.

A summary of the activity of the 2007 Plan and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2017	5,491,928	$1.46
Options granted	282,333	$2.02
Options exercised	(8,000))	$1.20
Options forfeited	(182,752)	$2.15
Options expired	(1,816,502)	$1.80
Awards outstanding at September 30, 2018	3,767,007	$1.30	$3,393	4.32
Awards outstanding, vested and expected to vest at September 30, 2018	3,758,212	$1.30	$3,383	4.31
Awards exercisable at September 30, 2018	2,891,515	$1.33	$2,535	4.10

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2017	446,668
Restricted stock units granted	3,149,720
Restricted stock units settled by delivery of Common Stock upon vesting	(430,838)
Restricted stock units forfeited	(64,722)
Awards outstanding at September 30, 2018	3,100,828	$6,822	2.42
Awards expected to vest at September 30, 2018	3,004,078	$6,609	1.62

A summary of the status of the Company’s unvested stock-based awards as of September 30, 2018 and changes in the nine months then ended is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2017	2,131,135	$0.48
Shares underlying options granted	282,333	$0.42
Shares underlying restricted stock units granted	3,149,720	$1.68
Shares underlying options vested	(1,087,556)	$0.34
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(430,838)	$0.95
Shares underlying options forfeited	(3,752)	$0.43
Shares underlying restricted stock units forfeited	(64,722)	$1.72
Shares underlying awards unvested at September 30, 2018	3,976,320	$1.40

For the nine months ended September 30, 2018 and 2017, the total fair value of stock option awards vested was approximately $492 thousand and $952 thousand, respectively. For the nine months ended September 30, 2018 and 2017, the total intrinsic value of options exercised was $8 thousand and $0, respectively (there were no options exercised during the nine months ended September 30, 2017), yielding $10 thousand of cash proceeds to the Company. For the nine months ended September 30, 2018 and 2017, approximately 282 thousand and 135 thousand stock options were granted, respectively. Additionally, for the nine months ended September 30, 2018 and 2017, approximately 3.1 million and 566 thousand restricted stock units were granted, respectively, and approximately 431 thousand and 467 thousand shares, respectively, were issued under restricted stock unit grants. For the nine months ended September 30, 2018 and 2017, the total intrinsic value of restricted stock units that vested was approximately $773 thousand and $409 thousand, respectively. As of September 30, 2018 and 2017, the total intrinsic value of awards outstanding was approximately $10.2 million and $879 thousand, respectively. As of September 30, 2018, there was approximately $4.4 million of unrecognized stock-based compensation expense remaining to be recognized over a weighted-average period of 2.31 years.

8.	STOCKHOLDERS’ EQUITY

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s Common Stock (the “Program”). Purchases may be made in the open market or in privately negotiated transactions as deemed appropriate by management. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading prices of the security, market conditions and other factors. The Program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

During the three months ended September 30, 2018, the Company did not purchase any shares of Common Stock under the Program. During the nine months ended September 30, 2018, and since the Program’s inception in November 2017, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the nine months ended September 30, 2018, 10,043 shares were withheld in settlement of the exercise of stock options and vested restricted stock units. Through September 30, 2018, the Company had withheld an aggregate of 2,055,108 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business.

9.	LEGAL PROCEEDINGS

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

10.	NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net loss per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the three months ended September 30, 2018, approximately 6.7 million restricted stock units and vested and unvested stock options were excluded from the calculation, as their effect would result in a lower net loss per share. For the nine months ended September 30, 2017, approximately 569 thousand unvested restricted stock units and vested and unvested stock options were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to common stockholders	$(1,811,951)	$189,869	$25,022,334	$(592,827)

Denominator:
Weighted average basic shares outstanding	49,600,837	35,869,751	49,362,018	35,710,049
Weighted average diluted shares outstanding	49,600,837	36,142,548	50,695,450	35,710,049

Net (loss) income per share:
Basic net (loss) income attributable to common stockholders	$(0.04)	$0.01	$0.51	$(0.02)
Diluted net (loss) income attributable to common stockholders	$(0.04)	$0.01	$0.49	$(0.02)

11.	INCOME TAXES

The income tax benefit from continuing operations for the three months ended September 30, 2018 was approximately $775 thousand and income tax benefit for the nine months ended September 30, 2018 was approximately $1.1 million, and reflects an effective tax rate of 40.7% and 22.3%, respectively, as compared to an expense of approximately $194 thousand and $802 thousand for the three and nine months ended September 30, 2017, respectively, reflecting an effective tax rate of approximately -42.2% and -34.0%, respectively. The Company’s effective tax rate (ETR) for the three and nine months ended September 30, 2018 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes, certain foreign taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. During the three months ended June 30, 2018, the Company made certain adjustments to the beginning balance of the state deferred tax liability which resulted in a $272 thousand discrete tax benefit for domestic losses, as the US taxable income from discontinued operations is treated as a source of income to realize such losses under the intra-period allocation guidance. The Company’s ETR for the three and nine months ended September 30, 2017 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes and the movement in the deferred tax liability related to the tax amortization of goodwill.

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

At September 30, 2018, the Company has no uncertain tax positions or interest and penalties accrued pursuant to ASC 740-10.

12.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions and performs periodic evaluations of the relative credit standing of these institutions. As of September 30, 2018 and 2017, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the three and nine months ended September 30, 2018 and 2017, no individual client accounted for 10% or more of consolidated revenue. As of September 30, 2018, and December 31, 2017, one individual client accounted for more than 10% of our gross accounts receivable balance.

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

14.	OTHER LIABILITIES

Other liabilities consist of the following:

	September 30, 2018	December 31, 2017
Deferred revenue	$1,033,812	$629,309
Deferred rent	710,840	912,201
Other	—	2,092
Total other liabilities	$1,744,652	$1,543,602

15.	SEGMENT AND GEOGRAPHIC DATA

Segments

Effective October 1, 2016 as a result of organizational changes related to our new management team, we changed our financial reporting to better reflect how we gather and analyze business and financial information about our businesses. We now report our results in two segments: (i) business to business, which is primarily comprised of The Deal and BoardEx, and (ii) business to consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising. Results were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2018	2017	2018	2017
- Business to business	$6,274,824	$5,951,581	$18,866,397	$17,418,252
- Business to consumer	6,732,404	7,382,672	20,305,251	23,380,528
Total	$13,007,228	$13,334,253	$39,171,648	$40,798,780

Operating (loss) income:
- Business to business	$(766,477)	$(613,860)	$(1,820,414)	$(2,157,859)
- Business to consumer	(1,171,286)	146,635	(3,114,899)	(227,900)
Total	$(1,937,763)	$(467,225)	$(4,935,313)	$(2,385,759)

Due to the nature of the Company’s operations, a majority of its assets are utilized across both segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

During the nine months ended September 30, 2018 and 2017, substantially all of the Company’s revenue was from customers in the United States and substantially all of our long-lived assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of our BoardEx operations outside of the United States, which is headquartered in London, England.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the nine months ended September 30, 2018 and 2017, our B2B businesses generated 48% and 43%, respectively, of our total revenue.

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

Our B2C business generates revenue primarily from premium subscription products and advertising. For the nine months ended September 30, 2018 and 2017, our B2C business generated 52% and 57%, respectively, of our total revenue.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

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

Based on our analysis, we concluded that none of the reporting units goodwill was impaired as of the valuation date, with Business to Business and Business to Consumer reporting units exceeding the amount recorded by approximately 93% and 35%, respectively.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and September 30, 2017

Revenue

	For the Three Months Ended September 30,
Revenue:	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change
Business to business	$6,274,824	48%	$5,951,581	45%	5%
Business to consumer	6,732,404	52%	7,382,672	55%	-9%
Total revenue	$13,007,228	100%	$13,334,253	100%	-2%

Business to business. Our B2B business derives revenue primarily from subscription products, events/conferences and information services.

B2B revenue increased by approximately $323 thousand, or 5%, in the third quarter of 2018 as compared to the third quarter of 2017. This increase was primarily due to an approximate $329 thousand, or 11%, increase in BoardEx subscription revenue, which had a 9% increase in the weighted-average number of subscriptions and a 2% increase in the average revenue recognized per subscription, as well as an approximate $50 thousand increase in The Deal events. These increases were offset by an approximate $48 thousand decrease in webinars from The Deal products.

Business to consumer. Our B2C business generates revenue primarily from premium subscription products and advertising.

B2C revenue decreased by approximately $650 thousand, or 9%, in the third quarter of 2018 as compared to the third quarter of 2017. This decrease was due to an approximate $668 thousand, or 31%, decrease in advertising revenue, a $66 thousand, or 22%, decrease in licensing and syndication, and a $29 thousand, or 1%, decrease in subscription revenue, which had a 2% decrease in the weighted-average number of subscriptions partially offset by a 1% increase in the average revenue recognized per subscription. These decreases were partially offset by an increase of approximate $113 thousand in event related revenue.

Operating Expense

Cost of Services

	For the Three Months Ended September 30,
Cost of services:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$2,376,198	38%	$2,289,450	38%	4%
Business to consumer	3,394,224	50%	3,896,303	53%	-13%
Total cost of services	$5,770,422	44%	$6,185,753	46%	-7%

Cost of services. Cost of services expense consists primarily of employee compensation related and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

B2B cost of services expense increased by approximately $87 thousand, or 4%, in the third quarter of 2018 as compared to the third quarter of 2017. This increase was primarily the result of higher employee compensation expenses, outside contributor costs, hosting and internet fees and event costs, the aggregate of which increased by approximately $228 thousand, partially offset by an approximate $148 thousand decrease in corporate expense allocations.

B2C cost of services expense decreased by approximately $502 thousand, or 13%, in the third quarter of 2018 as compared to the third quarter of 2017. The decrease was primarily the result of reduced outside contributor, traffic acquisition, editorial data services and employee compensation costs, the aggregate of which decreased by $332 thousand. These decreases were partially offset by higher consulting and hosting and internet access costs, the aggregate of which increased by $219 thousand. Also contributing to the decrease was a reduction in corporate expense allocations totaling $403 thousand.

Sales and Marketing

	For the Three Months Ended September 30,
Sales and marketing:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$1,727,071	28%	$1,403,610	24%	23%
Business to consumer	1,912,633	28%	1,378,986	19%	39%
Total sales and marketing	$3,639,704	28%	$2,782,596	21%	31%

Sales and marketing. Sales and marketing expense consists primarily of employee compensation related expenses for the direct sales force, marketing services and customer service departments, advertising and promotion expenses and credit card processing fees.

B2B sales and marketing expense increased by approximately $323 thousand, or 23%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase was primarily the result of higher employee compensation costs combined with increased advertising and promotion expense, the aggregate of which increased by approximately $220 thousand. This cost increase was compounded by an approximate $104 thousand increase in corporate expense allocations.

B2C sales and marketing expense increased by approximately $534 thousand, or 39%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase was primarily the result of higher employee compensation costs combined with increased advertising and promotion expense, the aggregate of which increased by approximately $414 thousand. This cost increase was compounded by an approximate $84 thousand increase in corporate expense allocations.

General and Administrative

	For the Three Months Ended September 30,
General and administrative:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$2,230,395	36%	$2,078,657	35%	7%
Business to consumer	2,137,753	32%	1,639,437	22%	30%
Total general and administrative	$4,368,148	34%	$3,718,094	28%	17%

General and administrative. General and administrative expense consists primarily of employee compensation related costs for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

B2B general and administrative expense increased by approximately $152 thousand, or 7%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase was primarily the result of an approximate $346 thousand increase in corporate expense allocations, offset by exchange rate gains totaling approximately $176 thousand.

B2C general and administrative expense increased by approximately $498 thousand, or 30%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase was primarily the result of higher employee compensation and occupancy costs, the aggregate of which increased by $351 thousand. Also contributing to the cost increase was an approximate $140 thousand increase in corporate expense allocations.

Depreciation and Amortization

	For the Three Months Ended September 30,
Depreciation and amortization:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$707,565	11%	$827,215	14%	-14%
Business to consumer	459,152	7%	287,820	4%	60%
Total depreciation and amortization	$1,166,717	9%	$1,115,035	8%	5%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $52 thousand, or 5%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects. Cost allocations among segments were changed as of January 2018 to better reflect where the assets are utilized.

Net Interest Income

	For the Three Months Ended September 30,		Percent
	2018	2017	Change
Net interest income	$32,359	$8,168	296%

Net interest income totaled approximately $32 thousand in the third quarter of 2018 as compared to net interest income approximating $8 thousand in the third quarter of 2017. The increase was primarily the result of increased cash balances.

(Loss) Income from Discontinued Operations

	For the Three Months Ended September 30,		Percent
	2018	2017	Change
(Loss) income from discontinued operations	$(129,809)	$842,588	N/A

(Loss) income from discontinued operations represents the activity from our former RateWatch subsidiary, which was sold in June 2018.

Benefit (Provision) for Income Taxes

	For the Three Months Ended September 30,		Percent
	2018	2017	Change
Benefit (provision) for income taxes	$775,014	$(193,662)	N/A

The income tax benefit from continuing operations for the three months ended September 30, 2018 was approximately $775 thousand and reflects an effective tax rate of 40.7%, as compared to an expense of approximately $194 thousand for the three months ended September 30, 2017, reflecting an effective tax rate of approximately -42.2%. The Company’s effective tax rate (ETR) for the three months ended September 30, 2018 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes, certain foreign taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. During the three months ended June 30, 2018, the Company made certain adjustments to the beginning balance of the state deferred tax liability which resulted in a $272 thousand discrete tax benefit for domestic losses, as the US taxable income from discontinued operations is treated as a source of income to realize such losses under the intra-period allocation guidance. The Company’s ETR for the three months ended September 30, 2017 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes and the movement in the deferred tax liability related to the tax amortization of goodwill.

Net Income Attributable to Common Stockholders

Net loss attributable to common stockholders for the three months ended September 30, 2018 totaled approximately $1.8 million, or $0.04 per basic and diluted share, compared to net income attributable to common stockholders totaling approximately $190 thousand, or $0.01 per basic and diluted share, for the three months ended September 30, 2017.

Comparison of Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

	For the Nine Months Ended September 30,
Revenue:	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change
Business to business	$18,866,397	48%	$17,418,252	43%	8%
Business to consumer	20,305,251	52%	23,380,528	57%	-13%
Total revenue	$39,171,648	100%	$40,798,780	100%	-4%

B2B revenue increased by approximately $1.4 million, or 8%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily due to an approximate $1.5 million, or 18%, increase in BoardEx subscription revenue, which had a 12% increase in the weighted-average number of subscriptions and a 6% increase in the average revenue recognized per subscription, as well as an approximate $409 thousand dollar increase in event related revenue. The $1.4 million increase was offset by an approximate $236 thousand decrease in webinar revenue, a decline of approximately $104 thousand related to BoardEx one-time reports, and a $74 thousand, or 1%, decline in The Deal subscription products, which had a 7% decline in the weighted-average number of subscriptions, partially offset by a 6% increase in the average revenue recognized per subscription.

B2C revenue decreased by approximately $3.1 million, or 13%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was due to an approximate $2.5 million decrease in advertising revenue, an approximate $629 thousand, or 4%, decline in revenue generated from premium subscription products, which had a 6% decrease in the weighted-average number of subscriptions, partially offset by a 2% increase in the average revenue recognized per subscription, and an approximate $236 thousand decrease in licensing and syndication revenue. These declines were partially offset by a $272 thousand increase in event related revenue.

Operating Expense

Cost of Services

	For the Nine Months Ended September 30,
Cost of services:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$7,023,613	37%	$6,800,346	39%	3%
Business to consumer	9,953,541	49%	12,461,431	53%	-20%
Total cost of services	$16,977,154	43%	$19,261,777	47%	-12%

B2B cost of services expense increased by approximately $223 thousand, or 3%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily the result of higher employee compensation, outside contributor and event related costs, the total of which increased by approximately $420 thousand. This cost reduction was partially offset by an approximate $191 thousand decrease in corporate expense allocations.

B2C cost of services expense decreased by approximately $2.5 million, or 20%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was primarily the result of reduced traffic acquisition, outside contributor and employee compensation related costs, the aggregate of which decreased by $2.0 million, partially offset by increased consulting and computer services and supplies costs, the aggregate of which increased by $435 thousand. Also contributing to the decrease was a reduction in corporate allocations totaling $832 thousand.

Sales and Marketing

	For the Nine Months Ended September 30,
Sales and marketing:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$4,999,421	26%	$4,145,430	24%	21%
Business to consumer	6,018,360	30%	5,120,117	22%	18%
Total sales and marketing	$11,017,781	28%	$9,265,547	23%	19%

B2B sales and marketing expense increased by approximately $854 thousand, or 21%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily the result of increased employee compensation and advertising related expenses, the aggregate of which increased by approximately $639 thousand. Also contributing to the increase was an approximate $228 thousand increase in corporate expense allocations.

B2C sales and marketing expense increased by approximately $898 thousand, or 18%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily the result of higher employee compensation related costs, increased advertising and promotion and data platform expenses, the aggregate of which increased by approximately $675 thousand. Also impacting sales and marketing cost was an approximate $181 thousand increase in corporate expense allocations.

General and Administrative

	For the Nine Months Ended September 30,
General and administrative:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$6,589,519	35%	$6,288,431	36%	5%
Business to consumer	6,097,877	30%	4,980,267	21%	22%
Total general and administrative	$12,687,396	32%	$11,268,698	28%	13%

B2B general and administrative expense increased by approximately $302 thousand, or 5%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily the result of higher occupancy and recruiting costs, the aggregate of which increased by $190 thousand, offset by a foreign exchange rate gain and decreased employee compensation and related costs, the aggregate of which increased by $487 thousand. Also contributing to the increase was an approximate $677 thousand increase in corporate expense allocations.

B2C general and administrative expense increased by approximately $1.1 million, or 22%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily the result of higher employee compensation related costs, occupancy, data platforms and recruiting fees, the aggregate of which increased by $1.1 million.

Depreciation and Amortization

	For the Nine Months Ended September 30,
Depreciation and amortization:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$2,074,181	11%	$2,401,760	14%	-14%
Business to consumer	1,350,449	7%	787,778	3%	71%
Total depreciation and amortization	$3,424,630	9%	$3,189,538	8%	7%

Depreciation and amortization. Depreciation and amortization expense increased by approximately $235 thousand, or 7%, in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects. Cost allocations among segments were changed as of January 2018 to better reflect where the assets are utilized.

Restructuring and Other Charges

	For the Nine Months Ended September 30,
Restructuring and other charges:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$—	N/A	$46,845	0%	100%
Business to consumer	—	N/A	152,134	1%	100%
Total restructuring and other charges	$—	N/A	$198,979	0%	100%

Restructuring and other charges. During the nine months ended September 30, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $199 thousand.

Net Interest Income

	For the Nine Months Ended September 30,		Percent
	2018	2017	Change
Net interest income	$81,167	$26,224	210%

Net interest income totaled approximately $81 thousand in the nine months ended September 30, 2018 as compared to net interest income approximating $26 thousand in the nine months ended September 30, 2017. The change was primarily the result of the increased cash balance combined with the absence of interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Income from Discontinued Operations

	For the Nine Months Ended September 30,		Percent
	2018	2017	Change
Income from discontinued operations	$1,725,646	$2,568,957	-33%

Income from discontinued operations represents the income from our former RateWatch subsidiary, which was sold in June 2018.

Benefit (Provision) for Income Taxes

	For the Nine Months Ended September 30,		Percent
	2018	2017	Change
Benefit (provision) for income taxes	$1,083,763	$(802,249)	N/A

 The income tax benefit from continuing operations for the nine months ended September 30, 2018 was approximately $1.1 million, and reflects an effective tax rate of 22.3%, as compared to an expense of approximately $802 thousand for the nine months ended September 30, 2017, reflecting an effective tax rate of approximately -34.0%. The Company’s effective tax rate (ETR) for the nine months ended September 30, 2018 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes, certain foreign taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. During the three months ended June 30, 2018, the Company made certain adjustments to the beginning balance of the state deferred tax liability which resulted in a $272 thousand discrete tax benefit. The Company’s ETR for the nine months ended September 30, 2017 was primarily impacted by the mix of domestic and foreign earnings, the election to treat the UK as a disregarded entity for US tax purposes and the movement in the deferred tax liability related to the tax amortization of goodwill.

Net Income (Loss) Attributable to Common Stockholders

Net income attributable to common stockholders for the nine months ended September 30, 2018 totaled approximately $25.0 million, or $0.51 per basic and $0.49 per diluted share, compared to net loss attributable to common stockholders totaling approximately $593 thousand, or $0.02 per basic and diluted share, for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, our current assets consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. As of September 30, 2018, our current assets were approximately $50.6 million, 78% greater than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of September 30, 2018, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $43.2 million, representing 46% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.8 million that mature in the year 2038. Our total cash-related position is as follows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$40,833,954	$11,684,817
Marketable securities	1,833,535	1,680,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$43,167,489	$13,864,817

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $5.1 million for the nine months ended September 30, 2018, as compared to net cash provided by operating activities totaling approximately $4.2 million for the nine months ended September 30, 2017. The increase in net operating cash was primarily the result of the Company’s net income, offset by the gain on sale of business, as well as the change in the balances of deferred revenue, accrued expenses and prepaid expenses and other current assets, offset by the change in accounts receivable.

Net cash provided by investing activities totaled approximately 25.4 million for the nine months ended September 30, 2018, as compared to net cash used in investing activities totaling approximately $1.8 million for the nine months ended September 30, 2017. The increase in cash provided by (used in) investing activities was the result of the sale of our RateWatch subsidiary, partially offset by increased capital expenditures.

Net cash used in financing activities totaled approximately $1.0 million for the nine months ended September 30, 2018, as compared to net cash used in financing activities totaling approximately $81 thousand for the nine months ended September 30, 2017. The increase in net cash used in financing activities was primarily the result of the payment of a deferred earn out on the acquisition of BoardEx totaling $952 thousand.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.8 million through September 30, 2019, primarily related to operating leases and minimum payments due under an employment agreement.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading price of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended September 30, 2018, the Company did not purchase any shares of Common Stock under the program. In the nine months ended September 30, 2018, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the nine months ended September 30, 2018, 10,043 shares were withheld in settlement of the exercise of stock options and vested restricted stock units. Through September 30, 2018, the Company had withheld an aggregate of 2,055,108 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $548 thousand reduction to revenue for the nine months ended September 30, 2018, with an offsetting reduction to operating expenses of $579 thousand for the nine months ended September 30, 2018, and a decrease in the value of the Company’s assets and liabilities as of September 30, 2018 of approximately $1.6 million and $405 thousand, respectively.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K, which could materially affect our business, financial condition or future results. During the nine months ended September 30, 2018, there were no material changes to the risk factors described in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2017, our Board of Directors approved a share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading prices of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

There were no repurchases by the Company in the quarter ended September 30, 2018.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished
2.1	Asset Purchase Agreement	8-K	000-25779	2.1	June 22, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: November 14, 2018	By:	/s/ David Callaway
Name: David Callaway
Title: President & Chief Executive Officer (principal executive officer)

Date: November 14, 2018	By:	/s/ Eric F. Lundberg
Name: Eric F. Lundberg
Title: Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished
2.1	Asset Purchase Agreement	8-K	000-25779	2.1	June 22, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X