Form 10-K
period 2018-12-31
THESTREET, INC.
filed 2019-03-15
CIK 1080056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUFANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant as required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant (assuming, for the sole purpose of this calculation, that all directors and executive officers of the Registrant are “affiliates”), based upon the closing price of the Registrant’s common stock on June 29, 2018 as reported by Nasdaq, was approximately $66 million.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of March 12, 2019
Common Stock, par value $0.01 par value	51,563,410

Documents Incorporated By Reference

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report.

THESTREET, INC.

2018 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business.

Overview

TheStreet, Inc. is a leading financial news and information provider to investors and institutions worldwide. The Company’s flagship brand, The Street (www.thestreet.com) has produced unbiased business news and market analysis for individual investors for more than 20 years.

From time to time, the Board of Directors and our senior management team review and evaluate strategic opportunities and alternatives as part of a long-term strategy to increase stockholder value. Such opportunities and alternatives include remaining as a stand-alone entity, potential acquisitions of companies, businesses or assets that align with our strategic objectives and potential dispositions of one or more of our businesses. The Board’s consideration of strategic opportunities and alternatives took on a renewed focus following the realignment of our capital structure in November 2017, with the Board determining to review, among other things, our mix of businesses with a view to possibly unlocking the value the Board believed was in our portfolio as well as possibly growing our businesses through acquisitions. This unlocking of value began through the divestiture of our RateWatch business in June 2018 for a sale price of $33.5 million and continued through the sale of our business-to-business units, The Deal and BoardEx, for $87.3 million in February 2019.

In connection with the sale of RateWatch, and the forth coming sale of The Deal and BoardEx, we have experienced an overall reduction in headcount and operations and our management intends to take actions to bring overhead costs in line with our continuing operations by reducing our corporate and public company costs. In connection with the sale of The Deal and BoardEx in February 2019, our chief executive officer, David Callaway, has stepped down and Eric Lundberg has been appointed as Chief Executive Officer, while also continuing as our Chief Financial Officer.

2018 was a significant year for us and in 2019 TheStreet will continue to execute on its business plan for the B2C business, including our focus on subscription revenue and expanding event revenue. We have reported improving metrics for the B2C subscription business over the last few quarters, including an increase in new orders, average price, bookings, conversion and renewal rates.

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

Our B2B business derives revenue primarily from subscription products, events/conferences and information services. For the year ended December 31, 2018, our B2B businesses generated 48% of our total revenue. Our B2B businesses were sold to Euromoney Institutional Investor PLC in February 2019.

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

Our B2C business generates revenue primarily from premium subscription products, advertising and events. For the year ended December 31, 2018, our B2C business generated 52% of our total revenue.

Our most recognizable consumer products include the following:

TheStreet.com is a free, advertising-supported digital platform that provides unbiased business news and market analysis to individual investors. TheStreet.com provides us with an ongoing and efficient source of leads for our premium subscription products and for more than 20 years, TheStreet.com has been recognized as one of the premier providers of investment commentary, analysis and news.

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

Action Alerts PLUS is our premium subscription offering that teaches consumers how to manage money for long term growth with former hedge fund manager James J. Cramer. Members are privy to the day-to-day activity surrounding Mr. Cramer’s personal charitable portfolio including alerts notifying them when Mr. Cramer is about to make a trade. Surrounding content includes Mr. Cramer’s explanations regarding what stocks he is buying or selling and, more importantly, why he is taking that position. Action Alerts Plus members also have access to live monthly conference calls where Mr. Cramer addresses their questions about the market, specific stocks in the portfolio and trade ideas, as well as a daily video feature called “Jim’s Daily Rundown” that breaks down the major market news and what it means for members. We also host an interactive online forum where members can post questions for the Action Alerts Plus team, share ideas and engage in a dialogue with each other. In addition, subscribers receive a weekly roundup of analysis of all stocks in the portfolio and have access to http://www.actionalertsplus.com for a continuously updated view of the portfolio and its performance. Action Alerts PLUS is aimed at investors looking for exclusive access to specific, action-oriented investment ideas.

Segments

As of December 31, 2018, our operations consisted of two reportable segments: Business to Business and Business to Consumer. A third segment, RateWatch, was sold on June 20, 2018. On February 14, 2019, the Company sold its Business to Business segment and going forward, the Company will have only one reportable segment: Business to Consumer. Further information regarding our operating segments may be found in Note 17 to our Consolidated Financial Statements.

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

We use content syndication and subscription distribution to capitalize on the cost efficiencies of digital distribution and to garner additional value from content we have produced for our own properties. By syndicating our content to other leading digital properties, we expose our brands and top-quality journalism to millions of potential users/subscribers. For example, we provide digital properties in our vertical, including Yahoo! Finance, Marketwatch and MSN, with selected content to host along with additional article headlines that these partners display on their stock quote result pages, in both instances providing links back to our site. This type of content licensing exposes new audiences to our brands and generates additional traffic to our sites, creating the opportunity for us to increase our advertising revenue and subscription sales.

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

We consistently obtain exposure through other media outlets who cite our journalists and our content or who invite our editorial staff to appear on segments to provide key market commentary and consumer advice. In 2018, we were mentioned or featured in almost 100 reports by national publications and national and local broadcast media including The Wall Street Journal, The New York Times and CNBC, NBC, ABC, CBS and Fox, among others.

Competition

We compete with a broad range of content providers, newsletter publishers, event producers and information services. We face competition primarily from:

●	online content providers focused on business, personal finance or investing content, such as The Wall Street Journal Digital Network, CNN Business, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as portals such as Yahoo! Finance, AOL Daily Finance and MSN; and

●	publishers and distributors of traditional media with a focus on business, finance or investing, such as The Wall Street Journal and the Financial Times, personal finance talk radio programs and business television networks such as Bloomberg, CNBC and the Fox Business Channel as well as investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media.

Many of these competitors have significantly greater scale and resources than we do. Additionally, advances in technology have reduced the cost of production and online distribution of written, audio and video content, which has resulted in the proliferation of small, often self-published providers of free content.

Advertisers and their agencies often look to independent measurement data such as that provided by comScore, Inc., a leading cross-platform measurement company that measures audiences and consumer behavior in order to gain a sense of the performance of various sites, in relation to their peer category when determining where to allocate advertising dollars. According to comScore, TheStreet.com is ranked as the top website for users having a portfolio value over $1 million and for those that check stock quotes multiple times each day, and ranks number 2 for reaching Certified Financial Planners.

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

B2C

Our main technological infrastructure consists of proprietary content management system and subscription management and e-commerce systems provided by third party vendors.  We also utilize the services of third-party cloud computing providers, more specifically Amazon Web Services, as well as content delivery networks such as Fastly, to help us efficiently distribute our content to our customers and ensure resiliency and scalability of service. Our content-management systems are based on proprietary software and Kaltura Content Management Systems. They allow our stories, videos and data to be prepared for distribution online to a large audience. These systems enable us to distribute and syndicate our content economically and efficiently to multiple destinations in a variety of technical formats.

In connection with the sale of our B2B business, we entered into a Transition Services Agreement with Euromoney Institutional Investor PLC that provides for TheStreet to provide certain services with respect to the B2B business requested by Euromoney following the closing of the Sale.

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

Customers

For the year ended December 31, 2018, no single customer accounted for 10% or more of our consolidated revenue. As of December 31, 2018, two single customers accounted for more than 10% of our gross accounts receivable balance.

Employees

As of December 31, 2018, we had 556 full-time employees with approximately 63% located in Chennai, India. We have never had a work stoppage and none of our employees are represented under collective bargaining agreements. We consider our relations with our employees to be good.

Following the closing of the sale of our B2B units on February 14, 2019, we reduced our headcount to approximately 95 full-time employees.

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

Available Information

We were founded in 1996 as a limited liability company and reorganized as a C corporation in 1998. We consummated our initial public offering in 1999 and we file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Our Corporate Website is located at http://www.t.st. We make available free of charge, on or through our Website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on our Website is not part of this Report or any other report filed with the SEC.

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

The sale of our B2B Business may adversely affect our B2C Business.

The sale of our B2B business may adversely affect the trading price of our common stock, our business or our relationships with clients, customers, suppliers and employees. Third parties may be unwilling to enter into material agreements with respect to the B2C business. New or existing customers, suppliers and business partners may prefer to enter into agreements with our competitors who have not sold a portion of its business because customers, suppliers and business partners may perceive that such new relationships are likely to be more stable. Additionally, employees working in the B2C business may become concerned about the future of the B2C business and lose focus or seek other employment.

We are no longer engaged in the B2B business and our future results of operations will be dependent solely on the B2C business and differ materially from our previous results.

The B2B business generated approximately 48% of our total revenue for the year ended December 31, 2018. Accordingly, our future financial results will differ materially from our previous results as they will be dependent solely on our B2C business. Any downturn in our B2C business, or if we fail to bring overhead costs in line with our reduced operations following the sale of our B2B business, could have a material adverse effect on our future operating results and financial condition and could materially and adversely affect the market price of our common stock.

We continue to incur the expenses of complying with public company reporting requirements notwithstanding the decrease in the size of our operations following the sale of our B2B business.

We continue to be required to comply with the applicable reporting requirements of the Exchange Act. The expense of complying with these requirements will represent a greater percentage of our revenues and overall operating expenses than they did prior to the sale of our B2B business because of our reduced operations.

We are subject to two-year non-solicitation and non-competition covenants under the Non-Solicitation and Non-Competition Agreement by and between the Company and Euromoney Institutional Investor PLC, which may limit our ability to operate the B2C business in certain respects or sell the B2C business to certain third parties.

We are subject to two-year non-solicitation and non-competition covenants made in the Non-Solicitation and Non-Competition Agreement by and between the Company and Euromoney Institutional Investor PLC. During such two-year period, we will be restricted from (i) providing coverage to institutional investors, lawyers and other customers on changes in corporate control, including mergers and acquisitions, private equity, corporate activism and restructuring, and related services and including products and services as available as at the date of the Non-Solicitation and Non-Competition Agreement through the service currently known as “The Deal” and (ii) providing relationship capital management services and director, officer and deal-maker data and related services and including products and services as available at the date of the Non-Solicitation and Non-Competition Agreement through the service currently known as “BoardEx.” In addition, subject to certain exceptions, we will be restricted from acquiring any entity, person or business engaged in any such B2B business activities and from directly or indirectly soliciting or hiring any continuing employee of the B2B business who is employed by Euromoney or The Deal, L.L.C. or any of their respective subsidiaries.

While we do not currently believe these limitations negatively affect our B2C business, certain third-party acquirers of the B2C business would be subject to these limitations for a limited period of time, which may limit our opportunities with respect to a future sale transaction of the B2C business or TheStreet as a whole during such time that may otherwise be favorable to our stockholders.

Strategic divestitures and contingent liabilities from businesses that we sell could adversely affect our results of operations and financial condition.

We have in the past sold and may continue to sell businesses, including all or a portion of the B2C business, that we consider no longer part of our strategic vision, such as our sale in June 2018 of the RateWatch business and our sale in February 2019 of our B2B business. The sale of any such business could result in a financial loss or write-down of goodwill, or both, which could have a material adverse effect on our results for the financial reporting period during which such sale occurs. In addition, in connection with such divestitures, we have retained, and may in the future retain responsibility for some of the known and unknown contingent liabilities related to certain divestitures such as lawsuits, tax liabilities and intellectual property matters.

Our quarterly financial results may fluctuate, and our future revenue is difficult to forecast.

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

We reported net income in 2017 for the first time in almost a decade, however, we had a net loss in 2018, and have incurred net losses for most years of our history. Despite reporting net income in 2017, there are no assurances we will be able to generate net income in future periods and we cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue and meet our financial targets and the expectations of public market analysts and investors, the price of our Common Stock is likely to continue to decline.

Key content contributors, particularly James J. Cramer, are important to our premium subscription offerings.

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

On November 8, 2017, the company and Mr. Cramer entered into an amended and restated employment agreement with a new four-year term, effective January 1, 2018, through December 31, 2021. The employment agreement may be terminated by Mr. Cramer for specified events provided under the employment agreement, and if Mr. Cramer does not complete the term of his employment agreement, our business could be harmed by the loss of his services.

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

Our ability to successfully attract and retain subscribers to our premium subscription services may be affected by the perceived quality of our content and products, and other factors.

Subscription revenue makes up a significant portion of our overall revenue. For the year ended December 31, 2018, subscription revenue accounted for approximately 81% of our total revenue.

B2C subscription revenue accounted for approximately 37% of our total revenue and 71% of our total B2C revenue. Our ability to successfully attract and retain subscribers to our B2C subscription products depends on the quality of the content, including the performance of any investment ideas published. To the extent the returns on such portfolios fail to meet or exceed the expectations of our subscribers or the performance of relevant benchmarks, our ability to attract new subscribers or retain existing subscribers to such services will be adversely affected. Additionally, factors such as the expiration of temporary product promotions, changes in our renewal policies or practices for subscribers, or changes in the degree of credit card failures could have a material impact on customer retention.

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

Advertising revenue, of which our top five advertisers accounted for approximately 60%, generated 12% of our total revenue in 2018. Although we have advertisers from outside the financial services industry, such as travel, automotive and technology, a large proportion of our top advertisers are concentrated in financial services, particularly in the online brokerage business. Recent consolidation of financial institutions and other factors could cause us to lose a number of our top advertisers, which could have a material adverse effect on our business, results of operations and financial condition. As is typical in the advertising industry, generally, our advertising contracts have short notice cancellation provisions.

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

Our services face intense competition from other providers of business, personal finance, investing and ratings content, including:

●	online content providers focused on business, personal finance or investing content, such as The Wall Street Journal Digital Network, CNN Business, Forbes.com, Reuters.com, Bloomberg.com, Seeking Alpha, Business Insider and CNBC.com, as well as portals such as Yahoo! Finance, AOL Daily Finance and MSN; and
●	publishers and distributors of traditional media with a focus on business, finance or investing, such as The Wall Street Journal and the Financial Times, personal finance talk radio programs and business television networks such as Bloomberg, CNBC and the Fox Business Channel as well as investment newsletter publishers, such as The Motley Fool, Stansberry & Associates Investment Research and InvestorPlace Media.

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

Our ability to execute our business plan and improve our chances for success in 2019 and beyond depend in large part upon the continued service of our executive officers as well as other key employees. In addition, our ability to compete in the marketplace depends upon our ability to recruit and retain other key employees, including executives to operate our business, technology personnel to run our publishing, commerce, communications, video and other systems, direct marketers to sell subscriptions to our premium services and salespersons to sell our advertising inventory and subscriptions.

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

The Company continues to evolve into a diverse financial news, data and information company and the success of this depends on the effective execution of our turnaround strategy. The Company’s Board of Directors has been undertaking a strategic review of the Company’s businesses in order to enhance shareholder value and, in doing so, it may decide to prioritize investments in certain lines of our business as compared to others. There is no assurance that the Company’s growth strategy will be successfully implemented. If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.

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

We depend on third-party technology providers and management systems to distribute our content and process transactions. For example, we use Fastly and Amazon Web Services to help us efficiently distribute our content to customers. We also use a third-party vendor to process credit cards for our subscriptions. We exercise no control over our third-party vendors, which makes us vulnerable to any errors, interruptions, or delays in their operations. Any disruption in the services provided by these vendors could have significant adverse impacts on our business reputation, advertiser and customer relations and operating results. Upon expiration or termination of any of our agreements with third-party vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions, including service levels and cost, that are favorable to us, and a transition from one vendor to another vendor could subject us to operational delays and inefficiencies until the transition is complete.

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

We rely in part on establishing and maintaining successful strategic relationships with other companies to attract and retain a portion of our current subscriber and reader base and to enhance public awareness of our brands. In particular, our relationships with Yahoo! Finance, MSN and CNN Business, which index our headlines and/or host our content including our video offerings, have been important components of our effort to enhance public awareness of our brands, which awareness we believe also is enhanced by the public appearances of James J. Cramer, in particular on his “Mad Money” television program and on “Squawk on the Street”, both of which are telecast by CNBC. If we do not successfully establish and maintain our strategic relationships on commercially reasonable terms or if these relationships do not attract significant revenue, our business, results of operations and financial condition could be materially adversely affected.

Failure to maintain our reputation for trustworthiness may harm our business.

Our brand is based upon the integrity of our editorial content. We are proud of the trust and reputation for quality we have developed over the course of 21 years and we seek to renew and deepen that trust continually. We require all of our content contributors, whether employees or outside contributors, to adhere to strict standards of integrity, including standards that are designed to prevent any actual or potential conflict of interest, and to comply with all applicable laws, including securities laws. The occurrence of events such as our misreporting a news story, the non-disclosure of a stock ownership position by one or more of our content contributors, the manipulation of a security by one or more of our content contributors, or any other breach of our compliance policies, could harm our reputation for trustworthiness and reduce readership. In addition, in the event the reputation of any of our directors, officers, key contributors, writers or editorial staff were harmed for any other reason, we could suffer as result of our association with the individual, and also could suffer if the quantity or value of future services we received from the individual was diminished. These events could materially adversely affect our business, results of operations and financial condition.

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

We are required to meet continued listing standards in order to maintain our listing on the Nasdaq Capital Market, such as the requirement that the minimum bid price of a listed company’s stock be at or above $1.00. In the event that we are unable to satisfy these continued listing standards, our common stock may be delisted from the Nasdaq Capital Market. Any delisting of our common stock from such market could adversely affect our ability to attract new investors, decrease the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect the price of our common stock and our business, financial condition and results of operations.

If a substantial portion of the net proceeds from the sale of our B2B business along with a portion of our current cash on hand are distributed to our stockholders, the market price of our common stock will likely be adversely affected and we may fail to satisfy the continued listing standards of the Nasdaq Capital Market, which could result in the delisting of our common stock.

The continued listing standards of the Nasdaq Capital Market include, among other things, requirements that we maintain certain levels of stockholders’ equity, net income from continuing operations or market capitalization and a minimum trading price. Even though we currently satisfy these requirements, we intend to distribute a substantial portion of the net proceeds from the sale of our B2B business along with a portion of our current cash on hand to our stockholders. A distribution to our stockholders will likely have an adverse effect on the market price of our common stock following such distribution. In such an event, we may not be able to meet the $1.00 minimum bid price requirement of the Nasdaq Capital Market unless we effect a reverse stock split to increase the per share market price of our common stock. Therefore, the Board of Directors may determine to effect a reverse stock split in order to maintain our listing on the Nasdaq Capital Market. We cannot assure you, however, that a reverse stock split will accomplish this objective for any meaningful period of time, if at all. While it is expected that the reduction in the number of outstanding shares of common stock resulting from a reverse stock split would proportionally increase the market price of our common stock, we cannot assure you that a reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio chosen by the Board of Directors in its sole discretion, or result in any permanent or sustained increase in the market price of our common stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success.

Concentrated ownership of our stock can influence stockholder decisions, may discourage a change in control, and may have an adverse effect on share price of our stock.

Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. Our directors, executive officers, and our five percent or greater stockholders as a group, own or control approximately 60% of our common stock. This ownership concentration may have the effect of discouraging, delaying or preventing a change in control, and may also have an adverse effect on the market price of our shares. Also as a result of their ownership, our directors, executive officers, and our five percent or greater stockholders as a group, may have the ability to influence the outcome of any matter submitted to our stockholders for approval, including the election of directors.

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

We have net operating loss carryforwards of approximately $150 million as of December 31, 2018, available to offset future taxable income through 2037. These net operating losses date back to December 1999 and will begin expiring in 2019. A significant portion of these net operating losses were used to offset gains from the sales of RateWatch and our B2B business. Following these transactions, $85.6 million of net operating loss carryforwards remain. Our ability to fully utilize these remaining net operating loss carryforwards is dependent upon the generation of future taxable income before the expiration of the carryforward period attributable to these net operating losses. Furthermore, as a result of prior ownership changes under section 382 of the Internal Revenue Code of 1986, as amended, a portion of these net operating losses will be subject to certain limitations.

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

In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. As a smaller reporting company, we were not required to have our independent auditors report on our internal controls for the year ended December 31, 2018.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our company headquarters is located at 14 Wall Street, 15th Floor, New York, NY 10005, with other U.S. offices in San Francisco, California and Washington D.C. We lease each of these facilities and do not own any real property. We believe these facilities are adequate for their intended use.

Item 3. Legal Proceedings.

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

On January 10, 2019, Jason Sarkis, a purported stockholder of the Company, field an individual action in the United States District Court for the Southern District of New York against TheStreet and the members of the Board of Directors of TheStreet, Case No. 1:19-cv-00275 relating to the Company’s disclosures in connection with the sale of its B2B business. Mr. Sarkis subsequently voluntarily dismissed his lawsuit without prejudice while reserving his right to seek attorneys’ fees and expenses and on February 27, 2019, the Company and Mr. Sarkis reached an agreement in principal to cover Mr. Sarkis’ and his counsel’s outstanding claim for attorneys’ fees and expenses.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We have been a Nasdaq-listed company since May 11, 1999 and our Common Stock currently is quoted on the Nasdaq Capital Market under the symbol TST.

Holders

On March 12, 2019, there were 172 holders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but who held our Common Stock in nominee or “street name” accounts through brokers and other nominees.

Dividends

The Company expects that a substantial portion of the net proceeds from the sale of the Company’s B2B Business to Euromoney, which was completed on February 14, 2019, along with a portion of its current cash on hand, will be distributed to TheStreet’s stockholders in the foreseeable future. The declaration, amount and payment of any future dividends will be at the sole discretion of our Board of Directors. When determining whether to declare a dividend in the future, our Board of Directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders, and such other factors as our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

In November 2017, our Board of Directors approved a share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading price of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the year ended December 31, 2018, the Company purchased a total of 1,105 shares of Common Stock under the program at an aggregate cost of approximately $1,415, inclusive of commissions. None of these purchases were made during the three months ended December 31, 2018.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2018, concerning shares of our common stock authorized for issuance under the 2007 plan and certain inducement stock option grants made pursuant to NASDAQ listing rule 5635(c).

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,368,883	$1.41	3,386,288
Equity compensation plans not approved by security holders	2,350,000	$1.22	—

Each of the stock options described above has a seven-year term and vests over a period of three years, with one-third vesting after one year from the grant date and the remaining two-thirds vesting in approximately equal monthly increments over the succeeding twenty-four months, subject to continuous service through each vesting date. Each of the stock options is subject to acceleration or forfeiture upon the occurrence of certain events as set forth in his or her stock option agreement.

Item 6. Selected Financial data

Not required for smaller reporting companies.

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

Overview

TheStreet, Inc. is a leading financial news and information provider to investors and institutions worldwide. The Company’s flagship brand, TheStreet (www.thestreet.com) has produced unbiased business news and market analysis for individual investors for more than 20 years.

From time to time, the Board of Directors and our senior management team review and evaluate strategic opportunities and alternatives as part of a long-term strategy to increase stockholder value. Such opportunities and alternatives include remaining as a stand-alone entity, potential acquisitions of companies, businesses or assets that align with our strategic objectives and potential dispositions of one or more of our businesses. The Board’s consideration of strategic opportunities and alternative took on a renewed focus following the realignment of our capital structure in November 2017, with the Board determining to review, among other things, our mix of businesses with a view to possibly unlocking the value the Board believed was in our portfolio as well as possibly growing our businesses through acquisitions. This unlocking of value began through the divestiture of our RateWatch business in June 2018 for a sale price of $33.5 million and continued through the sale of our business-to-business units, The Deal and BoardEx, for $87.3 million in February 2019.

In connection with the sale of RateWatch, and the forth coming sale of The Deal and BoardEx, we have experienced an overall reduction in headcount and operations and our management intends to take actions to bring overhead costs in line with our continuing operations by reducing our corporate and public company costs. In connection with the sale of The Deal and BoardEx in February 2019, our chief executive officer, David Callaway, has stepped down and Eric Lundberg has been appointed as Chief Executive Officer, while also continuing as our Chief Financial Officer.

2018 was a significant year for us and in 2019 TheStreet will continue to execute on its business plan for the B2C business, including our focus on subscription revenue and expanding event revenue. We have reported improving metrics for the B2C subscription business over the last few quarters, including an increase in new orders, average price, bookings, conversion and renewal rates.

Primary Source of Revenues

Most of our revenues are derived from subscription fees charged to our institutional and retail customers. This revenue is primarily a function of the number of customers that subscribe to our services and is generally driven by our ability to distribute quality news and data to our customers across multiple technology channels. For the year ended December 31, 2018, subscription revenue accounted for 81% of our total revenue compared to 76% of our total revenue in 2017.

We also generate revenue from advertising primarily on our flagship website, TheStreet.com. Advertising revenue is primarily a function of the volume of traffic on our website and mobile aps which is driven by the quality and theme of our content. For the year ended December 31, 2018, advertising revenue accounted for 12% of our total revenue compared to 18% in 2017.

B2B

Our B2B business derives revenue primarily from subscription products which provide access to director and officer profiles, relationship capital management services and transactional information pertaining to the mergers and acquisitions environment. Our B2B business also generates revenue from sponsored events/conferences, licensing and syndication and information services.

The Deal delivers sophisticated news and analysis on changes in corporate control including mergers and acquisitions, private equity, corporate activism and restructuring. BoardEx is an institutional relationship mapping service which holds in-depth profiles on more than one million of the world’s most important business leaders.

For the year ended December 31, 2018, our B2B businesses generated approximately 48% of our total revenue compared to approximately 43% in 2017.

B2C

Our B2C business primarily generates revenue from premium subscription products, advertising and events.

Our B2C business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products, such as RealMoney, RealMoney Pro and Actions Alerts PLUS that target varying segments of the retail investing public.

For the year ended December 31, 2018, our B2C business generated approximately 52% of our total revenue compared to approximately 57% in 2017.

Primary Expenses

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

Results of Operations

The following tables present our results of operations for the fiscal years ended December 31, 2018 and 2017. The period-to-period comparisons of results are not necessarily indicative of results for future periods.

Revenue

	For the Year Ended December 31,
Revenue:	2018	Percent of Total Revenue	2017	Percent of Total Revenue	Percent Change
Business to business	$25,578,345	48%	23,776,148	43%	8%
Business to consumer	27,511,107	52%	31,018,693	57%	-11%
Total revenue	$53,089,452	100%	$54,794,841	100%	-3%

Revenue. Our B2B business derives revenue primarily from subscription products, events/conferences and information services. Our B2C business generates revenue primarily from premium subscription products and advertising.

Business to business revenue increased by approximately $1.8 million, or 8%, in 2018 as compared to 2017. This increase was primarily due to an approximate $1.8 million, or 16%, increase in BoardEx subscription revenue, which had a 10% increase in the weighted-average number of subscriptions and a 6% increase in the average revenue recognized per subscription, combined with a $282 thousand, or 24%, increase in The Deal event revenue. This increase in revenue was offset by an approximate $64 thousand, or 1%, decrease in subscription revenue from The Deal products, which had an 6% decline in the weighted-average number of subscriptions partially offset by a 5% increase in the average revenue recognized per subscription, together with a decrease from BoardEx one-time projects totaling approximately $110 thousand.

Business to consumer revenue decreased by approximately $3.5 million, or 11%, in 2018 as compared to 2017. This decrease was primarily due to a decline approximating $3.0 million, or 32%, in advertising revenue, resulting from the Company’s decision to forego less profitable programmatic revenue as well as a decline in leads generated from our advertising partners, a $462 thousand, or 2%, decline in revenue generated from premium subscription products, which had a 3% decrease in the weighted-average number of subscriptions, partially offset by a 1% increase in the average revenue recognized per subscription, and a decrease in licensing and syndication revenue of approximately $273 thousand, or 22%. Partially offsetting these declines was an increase of $243 thousand of event related revenue.

Operating Expenses

Cost of services (exclusive of depreciation and amortization shown separately below)

	For the Year Ended December 31,
Cost of services:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$9,510,272	37%	$9,109,294	38%	4%
Business to consumer	13,269,483	48%	16,197,756	52%	-18%
Total cost of services	$22,779,755	43%	$25,307,050	46%	-10%

Cost of services. Cost of services expense consists primarily of employee compensation related and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense attributable to our business to business segment increased by approximately $401 thousand, or 4%, in 2018 as compared to 2017. The increase was primarily the result of higher employee compensation, benefits and related payroll taxes, higher event related costs and an increase in outside contributor costs, the aggregate of which increased by approximately $776 thousand. These cost increases were partially offset by decreased corporate expense allocations totaling $452 thousand.

Cost of service expense attributable to our business to consumer segment decreased by approximately $2.9 million, or 18%, in 2018 as compared to 2017. The decrease was primarily the result of reduced revenue share costs, lower employee compensation, benefits and payroll taxes, and decreased data costs, the aggregate of which decreased by approximately $2.3 million. Also contributing to the decline was an approximate $1.3 million reduction in corporate expense allocations. These cost decreases were partially offset by higher consulting fees and computer services and supply costs, the aggregate of which increased by approximately $582 thousand.

Sales and marketing

	For the Year Ended December 31,
Sales and marketing:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$6,413,656	25%	$5,546,993	23%	16%
Business to consumer	7,812,173	28%	6,679,295	22%	17%
Total sales and marketing	$14,225,829	27%	$12,226,288	22%	16%

Sales and marketing. Sales and marketing expense consists primarily of employee compensation related expenses for the direct sales force, marketing services and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense attributable to our business to business segment increased by approximately $867 thousand, or 16%, in 2018 as compared to 2017. The increase was primarily the result of higher employee compensation, benefits and payroll taxes, and higher advertising and promotion costs, the aggregate of which increased by approximately $757 thousand, combined with an approximate $97 thousand increase in corporate expense allocations.

Sales and marketing expense attributable to our business to consumer segment increased by approximately $1.1 million, or 17%, in 2018 as compared to 2017. The increase was primarily the result of higher employee compensation, benefits and payroll taxes, combined with increased advertising and promotion, data platforms and consulting fees, the aggregate of which increased by approximately $1.1 million. These cost increases were compounded by higher corporate expense allocations totaling approximately $87 thousand.

General and administrative

	For the Year Ended December 31,
General and administrative:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$8,015,429	31%	$8,045,950	34%	-0%
Business to consumer	7,909,714	29%	6,785,136	22%	17%
Total general and administrative	$15,925,143	30%	$14,831,086	27%	7%

General and administrative. General and administrative expense consists primarily of employee compensation related costs for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense attributable to our business to business segment decreased by approximately $31 thousand, or 0%, in 2018 as compared to 2017. The decrease was primarily the result of a $496 thousand decrease in transaction losses caused by the fluctuation in foreign currency exchange rates, partially offset by higher occupancy and employee compensation, benefits and payroll tax expense, the aggregate of which increased by approximately $253 thousand. The change in business to business general and administrative costs were also impacted by an increase in corporate allocations approximating $266 thousand.

General and administrative expense attributable to our business to consumer segment increased by approximately $1.1 million, or 17%, in 2018 as compared to 2017. The increase was primarily the result of higher salaries, benefits and payroll taxes combined with increased occupancy costs, the aggregate of which increased by approximately $1.3 million. These cost increases were partially offset by lower corporate allocations, which declined by approximately $291 thousand.

Depreciation and amortization

	For the Year Ended December 31,
Depreciation and amortization:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$2,798,117	11%	$3,163,953	13%	-12%
Business to consumer	1,833,081	7%	1,186,761	4%	54%
Total depreciation and amortization	$4,631,198	9%	$4,350,714	8%	6%

Depreciation and amortization expense increased by approximately $280 thousand, or 6%, in 2018 as compared to 2017. The increase was primarily the result of higher amortization expense related to capitalized software and website development projects.

Impairment of goodwill

	For the Year Ended December 31,
	2018	2017	Percent Change
Impairment of goodwill	$21,466,182	$—	N/A

The Company performed a review for goodwill impairment as of October 1, 2018, and again at December 31, 2018 as a result of the agreement to sell our B2B business. As a result, our B2C goodwill was found to be fully impaired.

Transaction Costs

	For the Year Ended December 31,
	2018	2017	Percent Change
Transaction costs	$3,403,527	$—	N/A

During the year ended December 31, 2018, the Company incurred legal and other fees totaling approximately $3.4 million related to the sale of The Deal/BoardEx.

Restructuring and other charges.

	For the Year Ended December 31,
Restructuring and other charges:	2018	Percent of Segment Revenue	2017	Percent of Segment Revenue	Percent Change
Business to business	$—	N/A	$137,193	1%	-100%
Business to consumer	—	N/A	301,452	1%	-100%
Total restructuring and other charges	$—	N/A	$438,645	1%	-100%

During the year ended December 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $439 thousand.

Net Interest Income

	For the Year Ended December 31,
	2018	2017	Percent Change
Net interest income	$181,705	$46,807	288%

Net interest income totaled approximately $182 thousand in 2018 as compared to net interest income approximating $47 thousand in 2017. The change was primarily the result of the increased cash balance combined with the absence of interest expense related to the accretion of certain accrued expenses that were recorded in connection with prior acquisitions.

Benefit for Income Taxes

	For the Year Ended December 31,
	2018	2017	Percent Change
Benefit for income taxes	$22,367,402	$2,622,361	N/A

Income tax benefit for the years ended December 31, 2018 and 2017 was approximately $22.4 million and $2.6 million, respectively, and reflects an effective tax rate of 76.7% and 113.4%, respectively. Income tax benefit for the year ended December 31, 2018 primarily relates to the release of the valuation allowance for U.S. deferred tax assets offset by nondeductible goodwill impairment. Income tax provision for the year ended December 31, 2017 primarily relates to the U.K. release of the valuation allowance and change in tax rates applied to deferred tax liabilities totaling $2.0 million and an $820 thousand release of the valuation allowance related to indefinite life intangible assets.

Net Income Attributable to Common Stockholders

Net income attributable to common stockholders for the year ended December 31, 2018 totaled approximately $18.2 million, or $0.37 per basic and $0.36 per diluted share, primarily related to a $22.4 million benefit for income taxes, a $23.6 million gain on sale of business, being offset by a goodwill impairment totaling $21.5 million. Net income attributable to common stockholders for the year ended December 31, 2017 totaled approximately $25.9 million, or $0.69 per basic and $0.68 per diluted share, primarily related to a $22.4 million capital contribution attributable to preferred stockholders.

Liquidity and Capital Resources

Our current assets at December 31, 2018 consisted primarily of cash, cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. At December 31, 2018, our current assets were approximately $48.2 million, 68% greater than our current liabilities. With respect to many of our annual business to consumer newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. As of December 31, 2018, our cash, cash equivalents, marketable securities and restricted cash amounted to approximately $39.4 million, representing 46% of total assets. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.9 million that mature in the year 2038. Our total cash-related position is as follows:

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$37,029,262	$11,684,817
Marketable securities	1,850,000	1,680,000
Restricted cash	500,000	500,000
Total cash, cash equivalents, marketable securities and restricted cash	$39,379,262	$13,864,817

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash provided by operating activities totaled approximately $2.3 million for the year ended December 31, 2018, as compared to net cash provided by operating activities totaling approximately $5.9 million for the year ended December 31, 2017. The decrease in net cash provided by operating activities was primarily the result of the change in our net income offset by the gain on sale of business, impairment of goodwill and the change in the balance in accounts payable partially offset by the change in the balances of deferred revenue and accounts receivable together with increased noncash expenses.

Net cash provided by investing activities totaled approximately $24.3 million for the year ended December 31, 2018, as compared to net cash used in investing activities totaling approximately $2.5 million for the year ended December 31, 2017. The increase in net cash used in investing activities was primarily the result of the proceeds from the sale of business partially offset by increased capital expenditures.

Net cash used in financing activities totaled approximately $1.3 million for the year ended December 31, 2018, as compared to net cash used in financing activities totaling approximately $13.4 million for the year ended December 31, 2017. The decrease in net cash used in financing activities was primarily the result of the absence in 2018 of direct costs to extinguish our preferred stock offset by the proceeds received from the sale of common stock, partially offset by an earnout payment on a prior acquisition totaling $952 thousand.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $5.1 million through December 31, 2019, in respect of the contractual obligations set forth below under “Commitments and Contingencies.”

As of December 31, 2018, we had approximately $150 million of U.S. federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Sales of our B2B Business

In December 2018, we entered into a membership interest purchase agreement to sell our business-to-business units, The deal and BoardEx, for $87.3 million to Euromoney Institutional Investor PLC. This sale closed on February 14, 2019.

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading price of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the year ended December 31, 2018, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions. There were no shares repurchased during the year ended December 31, 2017.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2018, the Company had withheld an aggregate of 2,178,829 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Commitments and Contingencies

We are committed to cash expenditures in an aggregate amount of approximately $5.1 million through December 31, 2019, primarily related to operating leases for office space, which expire at various dates through January 2026 and minimum payments due under an employment agreement. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.2 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively. Additionally, we have agreements with certain of our employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. Total future minimum cash payments are as follows:

Payments Due by Year
Contractual obligations:	Total	2019	2020	2021	2022	2023	After 2023
Operating leases	$5,799,274	$2,482,212	$2,135,754	$354,767	$376,036	$377,676	$72,829
Employment Agreement	7,500,000	2,500,000	2,500,000	2,500,000	—	—	—
Outside Contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$13,436,774	$5,119,712	$4,635,754	$2,854,767	$376,036	$377,676	$72,829

See Note 13 (Commitments and Contingencies) in Notes to Consolidated Financial Statements for a discussion of contingencies.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

General

Our discussion and analysis of our financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

Revenue Recognition

We generate our revenue primarily from subscription fees charges to our institutional and retail customers and advertising revenue primarily from our flagship website, TheStreet.com.

Subscription revenue is comprised of subscriptions and license fees for access to securities investment information, stock market commentary, director and officer profiles, relationship capital management services, and transactional information pertaining to mergers and acquisitions and other changes in the corporate control environment. Subscriptions are charged to customers’ credit cards or are directly billed to corporate subscribers, and are generally billed in advance on a monthly, quarterly or annual basis. We calculate net subscription revenue by deducting from gross revenue an estimate of potential refunds from cancelled subscriptions as well as chargebacks of disputed credit card charges. Net subscription revenue is recognized ratably over the subscription periods. Deferred revenue relates to payments for subscription fees for which revenue has not been recognized because services have not yet been provided.

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for any of the years ended December 31, 2018 or 2017.

Advertising revenue is primarily comprised of fees charged for the placement of advertising, primarily on our flagship website, TheStreet.com. Advertising revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Capitalized Software and Website Development Costs

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification, Intangibles – Goodwill and Other, or ASC 350. In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2018 and 2017, we capitalized software development costs totaling approximately $2.2 million and $1.5 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

We also account for our Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2018 and 2017, we capitalized Website development costs totaling approximately $737 thousand and $731 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. Total amortization expense was approximately $1.9 million and $2.2 million, for the years ended December 31, 2018 and 2017, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired.  Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests as of October 1 each year, and at other periods if situations warrant it. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied enterprise value, resulting in an impairment charge for this excess.  During the year ended December 31, 2018, we recorded an impairment to our goodwill totaling approximately $15.1 million at October 1, and based upon certain impairment indicators, we recorded an additional impairment totaling approximately $6.4 million at December 31.

The Company tests goodwill for impairment using a quantitative analysis consisting of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated enterprise value of each of our reporting units using a market approach for the valuation of the Company’s Common Stock based upon actual prices of the Company’s Common Stock. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow (“DCF”) methodology.  Our use of a DCF methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our DCF methodology involve many assumptions by management that are based upon future growth projections. If the carrying value of the reporting unit exceeds the enterprise value of such reporting unit, we would then calculate the amount of impairment loss that we would record for such reporting unit. The calculation of the impairment loss would be equivalent to the reporting unit’s carrying value of goodwill less the implied enterprise value of such goodwill.

As of October 1, 2018 using the market approach, we first calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the valuation date, as shown in the following table:

Average Stock Price – October 1, 2018
Low Stock Price	$2.16
High Stock Price	$2.24
Average Stock Price	$2.20

We multiplied the average stock price of $2.20 by the 49,609,152 Common Shares outstanding, indicating a common equity value of $109.1 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We reviewed the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. Although the data indicated a wide range of market participant acquisition premiums, we selected 10% as an appropriate market participant acquisition premium. Applying this premium of 10% resulted in a value of the common equity on a controlling basis of $120.1 million.

The Company then performed an income approach using the DCF to confirm the reasonableness of the $120.1 million enterprise value, which resulted in an indicated value of $124 million.

We then concluded the enterprise value analysis for the Company on an aggregated basis by taking the average of the $120.1 million enterprise value derived from the first test and the $124 million value derived from the second test, resulting in an enterprise value for the Company of $122 million. Once we determined the enterprise value of the Company, the enterprise value of each of the two reporting units was based on the proportion of each reporting unit’s indicated enterprise value to the indicated enterprise value of the Company.

Based on our analysis, we concluded that the Business to Consumer goodwill was impaired as of the valuation date by $15.1 million, with the Business to Business reporting units exceeding the amount recorded.

As of December 31, 2018 using the market approach, we first calculated the common equity value using the midpoint of the Company’s high and low common stock prices on the valuation date, as shown in the following table:

Average Stock Price – December 31, 2018
Low Stock Price	$2.03
High Stock Price	$2.15
Average Stock Price	$2.09

We multiplied the average stock price of $2.09 by the 49,741,269 Common Shares outstanding, indicating a common equity value of $104.0 million on a non-controlling basis. In order to determine the value of the common equity on a controlling basis, a control premium was applied. We reviewed the FactSet MergerStat/BVR Control Premium Study for all transactions involving U.S. companies during the past 12 months, and for transactions involving U.S. companies with the same SIC code as the Company over various time periods. Although the data indicated a wide range of market participant acquisition premiums, we selected 10% as an appropriate market participant acquisition premium. Applying this premium of 10% resulted in a value of the common equity on a controlling basis of $114.4 million. From that value, we deducted the expected selling price of the Business to Business segment totaling $87.3 million to determine the Business to Consumer enterprise value of $27.1 million.

The Company then performed an income approach using the DCF to confirm the reasonableness of the $27.1 million enterprise value, which resulted in an indicated value of $115.3 million. From that value, we deducted the expected selling price of the Business to Business segment totaling $87.3 million to determine the Business to Consumer enterprise value of $28.0 million, with the average of the two at $27.6.

We then concluded the enterprise value analysis for the segment on an aggregated basis by taking the average of the $27.1 million enterprise value derived from the first test and the $28.0. million value derived from the second test, resulting in an enterprise value for the Company of $114.9 million. Once we determined the enterprise value of the Company, the enterprise value of each of the two reporting units was based on the proportion of each reporting unit’s indicated enterprise value to the indicated enterprise value of the Company.

Based on our analysis, we concluded that the Business to Consumer goodwill was impaired as of the valuation date by $6.4 million. Combined with the impairment recorded October 1, 2018, this resulted in a total impairment to the B2C goodwill totalling $21.5 million. The Business to Business reporting units exceeded the amount recorded in both periods based upon its February 2019 selling price and no impairment was recorded.

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

Investments

We believe that conservative investment policies are appropriate, and we are not motivated to strive for aggressive spreads above Treasury rates. Preservation of capital is of foremost concern, and by restricting investments to investment grade securities of relatively short maturities, we believe that our capital will be largely protected from severe economic conditions or drastic shifts in interest rates. A high degree of diversification adds further controls over capital risk.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

As of December 31, 2018, our cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds. As of December 31, 2018 and 2017, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.9 million and $1.7 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net loss as they are deemed temporary. Additionally, as of December 31, 2018 and 2017, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

See Note 7 to Consolidated Financial Statements (Fair Value Measurements) for additional information about the investment of our cash.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2018 and 2017 was approximately $2.5 million and $1.6 million, respectively. As of December 31, 2018, there was approximately 6.6 million stock option and restricted stock unit grants outstanding, having a total value of $3.6 million of unrecognized stock-based compensation expense remaining to be recognized. With the sale of our B2B business, the Company’s Board of Directors has accelerated the vesting of all outstanding stock options and restricted stock units as of February 25, 2019.

Stock-based compensation expense recognized in our consolidated statements of operations for the years ended December 31, 2018 and 2017 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. We recognize compensation expense for stock-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2018 and 2017 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. We estimate forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by our stock price as well as assumptions regarding expected volatility, risk-free interest rate, and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, we used a historical analysis of the volatility of our share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of our stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. Our estimate of pre-vesting forfeitures is primarily based on our historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2018 and 2017 was $0.42 and $0.28, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2018	2017
Expected option lives	1.8 years	4.2 years
Expected volatility	47.28%	37.58%
Risk-free interest rate	2.47%	1.69%
Expected dividends	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2018 and 2017 was $1.68 and $0.90, respectively.

For both stock option and restricted stock unit awards, the value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods.

The impact of stock-based compensation expense has been significant to reported results of operations and per share amounts. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. For each 1% increase in the risk-free interest rate used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2018 would have caused an increase of approximately $24 thousand. For each 10% increase in the expected volatility used in the Black-Scholes option-pricing model, the resulting estimated impact to our total operating expense for the year ended December 31, 2018 would have caused an increase of approximately $117 thousand. Because options are expensed over a period up to four years from the date of grant, the foregoing estimated increases include potential expense for options granted during prior years. In calculating the amount of each variable that is included in the Black-Scholes options-pricing model (i.e., option exercise price, stock price, option term, risk free interest rate, annual dividend rate and volatility), the weighted average of such variable for all grants issued in a given year was used.

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

For the years ended December 31, 2018 and 2017, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2018, two customers accounted for more than 10% of our gross accounts receivable balance. For the year ended December 31, 2017, one customer accounted for more than 10% of our gross accounts receivable balance.

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

The effect of a 10% adverse change in exchange rates would have resulted in an approximate $723 thousand reduction to 2018 revenue, with an offsetting reduction to 2018 operating expenses of $660 thousand and a decrease in the value of the Company’s assets and liabilities as of December 31, 2018 of approximately $1.7 million and $424 thousand, respectively.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is incorporated by reference to the consolidated financial statements and accompanying notes set forth in Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer, chief financial officer and our chief accounting officer, as appropriate, to allow timely decisions regarding required disclosures. Our management, with the participation of our chief executive officer and chief financial officer (our principal executive officer) and chief accounting officer (our principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 131-15(e) and 15d-15(e)) as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of December 31, 2018.

(b)	Management’s Annual Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework) in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Based on the foregoing evaluation, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

This Annual Report does not include a report of our independent registered public accounting firm regarding our internal control over financial reporting because we are a smaller reporting company and not subject to that requirement.

(c)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Report, or the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:
		The exhibits listed below are filed or incorporated by reference as part of this form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	June 28, 2016

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Elimination of the Company’s Series B Preferred Stock.	8-K	000-25779	3.1	November 13, 2017

4.1	Specimen Certificate for the Company’s Shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.3	Third Lease Amendment Agreement dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.4+	Securities Purchase Agreement dated as of November 10, 2017 by and among the Company, 180 Degree Capital Corp. and TheStreet SVP Series.	10-K	000-25779	10.17	March 9, 2016

10.5	Registration Rights Agreement dated November 10, 2017 by and among the Company, 180 Degree Capital Corp. and TheStreet SVP Series.	10-K	000-25779	10.3	November 13, 2017

10.6+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014

10.7+	Form of Agreement of Restricted Stock Units under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014

10.8+	Employment Agreement dated as of November 8, 2017 between James J. Cramer and the Company.	10-K	000-25779	10.9	March 13, 2018

10.9+	Employment Offer Letter dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.30	March 9, 2016

10.10+	Severance Agreement dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.31	March 9, 2016

10.11+	Agreement for Grant of Non-Qualified Stock Option dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.32	March 9, 2016

10.12+*	Employment Offer Letter dated as of December 5, 2018 between the Company and Eric Lundberg.

10.13+*	Employment Offer Letter dated as of December 5, 2018 between the Company and Margaret de Luna.

10.14+	Employment Offer Letter dated as of June 9, 2016 between the Company and David Callaway.	10-Q	000-25779	10.1	August 3, 2016

10.15+	Severance Agreement dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.2	August 3, 2016

10.16+	Agreement for Grant of Non-Qualified Stock Option dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.3	August 3, 2016

10.17+	Director Compensation Policy.	10-K	000-25779	10.19	March 20, 2017

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO USA, LLP.

31.1*	Rule 13a-14(a) Certification of CEO/CFO.

32.1**	Section 1350 Certification of CEO/CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement.
*	Included herewith.
**	Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: March 15, 2019	By:	/s/ Eric Lundberg
	Name:	Eric Lundberg
	Title:	Chief Executive Officer and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Lundberg and Robert Kondracki, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Eric Lundberg	Chief Executive Officer, Chief Financial Officer and Director (principal executive and financial officer)	March 15, 2019
(Eric Lundberg)

/s/ Robert Kondracki	Chief Accounting Officer (principal accounting officer)	March 15, 2019
(Robert Kondracki)

/s/ Lawrence S. Kramer	Chairman	March 15, 2019
(Lawrence S. Kramer)

/s/ James J. Cramer	Director	March 15, 2019
(James J. Cramer)

/s/ Bowers W. Espy	Director	March 15, 2019
(Bowers W. Espy)

/s/ Sarah Fay	Director	March 15, 2019
(Sarah Fay)

/s/ Betsy Morgan	Director	March 15, 2019
(Betsy Morgan)

/s/ Kevin Rendino	Director	March 15, 2019
(Kevin Rendino)

THESTREET, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

TheStreet, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TheStreet, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

On January 1, 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).  The effects of the adoption are described in Note 3 to the consolidated financial statements.

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

New York, New York

March 15, 2019

THESTREET, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017
assets
Current Assets:
Cash and cash equivalents	$37,029,262	$11,684,817
Accounts receivable, net of allowance for doubtful accounts of $296,443 as of December 31, 2018 and $278,997 as of December 31, 2017	4,889,164	4,546,308
Other receivables, net	3,801,553	389,353
Prepaid expenses and other current assets	2,489,389	1,505,693
Current assets of discontinued operations	—	230,116
Total current assets	48,209,368	18,356,287
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $6,240,110 as of December 31, 2018 and $5,475,077 as of December 31, 2017	1,489,132	2,092,669
Marketable securities	1,850,000	1,680,000
Other assets	1,164,388	306,465
Goodwill	2,016,417	23,568,472
Other intangibles, net of accumulated amortization of $18,668,307 as of December 31, 2018 and $15,702,665 as of December 31, 2017	12,461,416	12,966,569
Deferred tax asset	18,050,971	1,975,480
Restricted cash	500,000	500,000
Noncurrent assets of discontinued operations	—	7,564,606
Total assets	$85,741,692	$69,010,548

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,796,855	$1,999,772
Accrued expenses	3,962,220	3,690,337
Deferred revenue	21,187,320	19,201,693
Other current liabilities	691,774	1,854,192
Current liabilities of discontinued operations	—	4,246,891
Total current liabilities	28,638,169	30,992,885
Noncurrent Liabilities:
Deferred tax liability	—	1,006,754
Other noncurrent liabilities	1,535,066	1,543,602
Noncurrent liabilities of discontinued operations	—	520,506
Total liabilities	30,173,235	34,063,747

Stockholders’ Equity:
Common stock; $0.01 par value; 100,000,000 shares authorized; 57,586,227 shares issued and 49,741,269 shares outstanding as of December 31, 2018, and 56,891,551 shares issued and 49,181,462 shares outstanding as of December 31, 2017	575,862	568,916
Additional paid-in capital	262,037,815	259,569,737
Accumulated other comprehensive loss	(5,418,635)	(4,845,650)
Treasury stock at cost 7,844,958 shares as of December 31, 2018 and 7,710,089 shares as of December 31, 2017	(13,754,559)	(13,484,924)
Accumulated deficit	(187,872,026)	(206,861,278)
Total stockholders’ equity	55,568,457	34,946,801
Total liabilities and stockholders’ equity	$85,741,692	$69,010,548

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017
Revenue:
Business to business	$25,578,345	$23,776,148
Business to consumer	27,511,107	31,018,693
Total revenue	53,089,452	54,794,841
Operating expense:
Cost of services (exclusive of depreciation and amortization shown separately below)	22,779,755	25,307,050
Sales and marketing	14,225,829	12,226,288
General and administrative	15,925,143	14,831,086
Depreciation and amortization	4,631,198	4,350,714
Impairment of goodwill	21,466,182	—
Transaction costs	3,403,527	—
Restructuring and other charges	—	438,645
Total operating expense	82,431,634	57,153,783
Operating loss	(29,342,182)	(2,358,942)
Net interest income	181,705	46,807
Net loss from continuing operations before income taxes	(29,160,477)	(2,312,135)
Benefit for income taxes	22,367,402	2,622,361
Net (loss) income from continuing operations	(6,793,075)	310,226
Income from discontinued operations	1,440,009	3,242,463
Gain on sale of business, net of tax	23,567,640	—
Gain on discontinued operations	25,007,649	3,242,463
Net income	18,214,574	3,552,689
Capital contribution attributable to preferred stockholders	—	22,367,520
Net income attributable to common stockholders	$18,214,574	$25,920,209

Net (loss) income per share:
Basic net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.14)	$0.60
Discontinued operations	0.51	0.09
Basic net income per share	$0.37	$0.69

Diluted net (loss) income per share attributable to common stockholders:
Continuing operations	$(0.13)	$0.60
Discontinued operations	0.49	0.08
Diluted net income per share	$0.36	$0.68

Weighted average basic shares outstanding	49,425,372	37,624,103
Weighted average diluted shares outstanding	51,047,059	37,842,479

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017
Net income	$18,214,574	$3,552,689
Foreign currency translation (loss) gain	(742,985)	922,655
Unrealized gain on marketable securities	170,000	130,000
Comprehensive income	$17,641,589	$4,605,344

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common Stock		Series B Preferred Stock				Treasury Stock
	Shares	Par Value	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	42,936,906	$429,369	5,500	$55	$271,143,445	$(5,898,305)	(7,515,689)	$(13,211,141)	$(210,413,967)	$42,049,456
Unrealized gain on marketable securities	—	—	—	—	—	130,000	—	—	—	130,000
Foreign currency translation gain	—	—	—	—	—	922,655	—	—	—	922,655
Issuance of shares pursuant to Series B exchange	6,000,000	60,000	—	—	5,520,000	—	—	—	—	5,580,000
Exercise and issuance of equity grants	818,282	8,183	—	—	(8,183)	—	(194,400)	(273,783)	—	(273,783)
Issuance of common stock	7,136,363	71,364	—	—	7,778,635	—	—	—	—	7,849,999
Redemption of preferred stock			(5,500)	(55)	(48,838,360)					(48,838,415)
Stock-based consideration for services	—	—	—	—	1,606,680	—	—	—	—	1,606,680
Capital contribution related to redemption of preferred stock					22,367,520					22,367,520
Net income	—	—	—	—	—	—	—	—	3,552,689	3,552,689
Balance at December 31, 2017	56,891,551	568,916	—	—	259,569,737	(4,845,650)	(7,710,089)	(13,484,924)	(206,861,278)	34,946,801
Unrealized gain on marketable securities						170,000				170,000
Foreign currency translation loss						(742,985)				(742,985)
Exercise and issuance of equity grants	694,676	6,946			(6,946)		(133,764)	(268,220)		(268,220)
Stock repurchase							(1,105)	(1,415)		(1,415)
Stock-based consideration for services					2,475,024					2,475,024
Capitalized commissions									774,678	774,678
Net income									18,214,574	18,214,574
Balance at December 31, 2018	57,586,227	$575,862	—	$—	$262,037,815	$(5,418,635)	7,844,958	$(13,754,559)	$(187,872,026)	$55,568,457

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$18,214,574	$3,552,689
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business, net of tax	(23,567,640)	—
Impairment of goodwill	21,466,182	—
Stock-based compensation expense	2,475,024	1,606,680
Provision for doubtful accounts	42,043	21,154
Depreciation and amortization	4,780,768	5,132,259
Deferred taxes	(22,056,003)	(3,005,213)
Deferred rent	(324,969)	(526,579)
Changes in operating assets and liabilities:
Accounts receivable	(509,509)	485,592
Other receivables	(62,200)	(30,101)
Prepaid expenses and other current assets	(1,064,637)	(166,578)
Other assets	(395,414)	(2,693)
Accounts payable	791,821	(518,834)
Accrued expenses	(78,137)	(1,383,875)
Deferred revenue	2,679,874	728,118
Other current liabilities	(194,337)	(3,511)
Other liabilities	87,952	—
Net cash provided by operating activities	2,285,392	5,889,108
Cash Flows from Investing Activities:
Proceeds from sale of business, net	28,232,100	—
Capital expenditures	(3,922,509)	(2,505,816)
Net cash provided by (used in) investing activities	24,309,591	(2,505,816)
Cash Flows from Financing Activities:
Cash dividends paid on common stock	(68,162)	(68,245)
Net proceeds from the sale of common stock	—	7,849,999
Cash paid to extinguish preferred stock	—	(20,891,480)
Earnout payment for prior acquisition	(951,867)	—
Shares withheld on RSU vesting to pay for withholding taxes	(268,220)	(273,783)
Share repurchase	(1,415)	—
Net cash used in financing activities	(1,289,664)	(13,383,509)
Effect of exchange rate changes on cash and cash equivalents	39,126	313,912
Net increase (decrease) in cash and cash equivalents	25,344,445	(9,686,305)
Cash, cash equivalents and restricted cash, beginning of period	12,184,817	21,871,122
Cash, cash equivalents and restricted cash, end of period	$37,529,262	$12,184,817
Supplemental disclosures of cash flow information:
Cash payments made for taxes	$56,546	$87,023
Noncash investing and financing:
Issuance of common stock as part of extinguishment of preferred stock	$—	$5,580,000
Capital contribution related to redemption of preferred stock	$—	$22,367,520

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

From time to time, the Board of Directors and our senior management team review and evaluate strategic opportunities and alternatives as part of a long-term strategy to increase stockholder value. Such opportunities and alternatives include remaining as a stand-alone entity, potential acquisitions of companies, businesses or assets that align with our strategic objectives and potential dispositions of one or more of our businesses. The Board’s consideration of strategic opportunities and alternatives took on a renewed focus following the realignment of our capital structure in November 2017, with the Board determining to review, among other things, our mix of businesses with a view to possibly unlocking the value the Board believed was in our portfolio as well as possibly growing our businesses through acquisitions. This unlocking of value began through the divestiture of our RateWatch business in June 2018 for a sale price of $33.5 million and continued through the sale of our business-to-business units, The Deal and BoardEx, for $87.3 million in February 2019. In December 2018, we announced a definitive purchase agreement (the “Agreement”) to sell our business-to-business units, The Deal and BoardEx, for $87.3 million to Euromoney Institutional Investor PLC. The Agreement was unanimously approved by the Company’s Board of Directors on December 6, 2018. The decision to sell the institutional business is part of the Company’s ongoing review of strategic alternatives to enhance shareholder value. The sale of the business-to-business segment was approved by a majority of the Company’s shareholders at a special meeting held on February 12, 2019. As a result, this business segment will be presented as a discontinued operations beginning with the first quarter of 2019 when the company meets the available for sale criteria as established by ASC 205 “Discontinued Operations”.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying consolidated financial statements include, but are not limited to, the following:

●	useful lives of intangible assets,
●	useful lives of property and equipment,
●	the carrying value of goodwill, intangible assets and marketable securities,
●	allowances for doubtful accounts and deferred tax assets,
●	accrued expense estimates,
●	reserves for deferred tax assets and liabilities, and
●	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees.

Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and include the accounts of TheStreet, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

We report revenue in two categories: business to business (B2B) and business to consumer (B2C). B2B revenue is primarily comprised of subscriptions that provide access to director and officer profiles, relationship capital management services and transactional information pertaining to the mergers and acquisitions environment as well as events/conferences, information services and other miscellaneous revenue. B2C revenue is primarily comprised of subscriptions that provide access to securities investment information and stock market commentary, advertising and sponsorships and other miscellaneous revenue.

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

Subscription revenue is subject to estimation and variability due to the fact that, in the normal course of business, subscribers may for various reasons contact us or their credit card companies to request a refund or other adjustment for a previously purchased subscription. With respect to many of our B2C products, we offer the ability to receive a refund during the first 30 days but none thereafter. Accordingly, we maintain a provision for estimated future revenue reductions resulting from expected refunds and chargebacks related to subscriptions for which revenue was recognized in a prior period. The calculation of this provision is based upon historical trends and is reevaluated each quarter. The provision was not material for the years ended December 31, 2018 and 2017.

Advertising revenue is comprised of fees charged for the placement of advertising and sponsorships, primarily within TheStreet.com, for which revenue is recognized as the advertising or sponsorship is displayed, provided that collection of the resulting receivable is reasonably assured.

Cash, Cash Equivalents and Restricted Cash

The Company considers all short-term investment-grade securities with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2018, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

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

Capitalized Software and Website Development Costs

The Company expenses all costs incurred in the preliminary project stage for software developed for internal use and capitalizes all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, the Company capitalizes payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage. For the years ended December 31, 2018 and 2017, the Company capitalized software development costs totaling approximately $2.2 million and $1.5 million, respectively. All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed.

The Company also accounts for its Website development costs under ASC 350, which provides guidance on the accounting for the costs of development of company Websites, dividing the Website development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the Website application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the Website, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the Website, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing Website are incurred. The costs incurred in the Website application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. Amortization of capitalized costs will not commence until the project is completed and placed into service. For the years ended December 31, 2018 and 2017, the Company capitalized Website development costs totaling approximately $737 thousand and $731 thousand, respectively.

Capitalized software and Website development costs are amortized using the straight-line method over the estimated useful life of the software or Website, which varies based upon the project. For the years ended December 31, 2018 and 2017, amortization expense was approximately $1.9 million and $2.2 million, respectively.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill is evaluated for impairment annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary. After assessing the totality of events or circumstances, if we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform additional quantitative tests to determine the magnitude of any impairment. The Company performs its annual impairment tests as of October 1 each year.

The Company operates in two distinct operating segments: Business to Business and Business to Consumer. These operating segments also represent the Company’s reporting units.

The Company tests goodwill using a quantitative analysis consisting of a comparison of the carrying value of each of our reporting units, including goodwill, to the estimated fair value of each of our reporting units using both a market approach and an income approach. The market approach was performed for the valuation of the Company’s Common Stock based upon actual prices of the Company’s common stock. The Company also performed an income approach to confirm the reasonableness of these results using the discounted cash flow methodology. If the carrying value of the reporting unit exceeds the fair value of such reporting unit, we would then calculate the amount of impairment loss which is equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

Based upon the annual impairment test performed as of October 1, 2018, the Company concluded that the Business-to-Consumer segment was impaired by $15.1 million and was further impaired by an additional $6.4 million at December 31, 2018, resulting in a total impairment of the goodwill for this business segment. The business-to-business reporting units estimated fair value, based upon its February 2019 selling price, exceeded its carrying value by approximately 376% as October 1, 2018.

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

Management does not believe that there was any impairment of long-lived assets as of December 31, 2018 or 2017.

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

Business Concentrations and Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions, and performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 2018, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the years ended December 31, 2018 and 2017, no single customer accounted for 10% or more of consolidated revenue. As of December 31, 2018, two customers accounted for more than 10% of consolidated accounts receivable. As of December 31, 2017, one customer accounted for more than 10% of consolidated accounts receivable.

The Company’s customers are primarily concentrated in the United States and Europe. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s estimates.

Other Comprehensive Income

Comprehensive income is a measure which includes both net income and other comprehensive income.   Other comprehensive income results from items deferred from recognition into the statement of operations.  Accumulated other comprehensive loss is separately presented on both the Company’s consolidated balance sheet and as part of the consolidated statement of stockholders’ equity. Other comprehensive income consists of unrealized gains and losses on marketable securities classified as available for sale as well as foreign currency translation adjustments from subsidiaries where the local currency is the functional currency.

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

Net Income Per Share of Common Stock

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net income per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). As of the year ended December 31, 2018, approximately 1.6 million of unvested restricted stock units and vested and unvested options to purchase Common Stock were included in the calculation of the diluted earnings per share attributable to the common stockholders. As of the year ended December 31, 2017, approximately 218 thousand of unvested restricted stock units and vested and unvested options to purchase Common Stock were included in the calculation of the diluted earnings per share attributable to the common stockholders.

Advertising Costs

Advertising costs are expensed as incurred. For the years ended December 31, 2018 and 2017, advertising expense totaled approximately $2.0 million and $1.8 million, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all stock-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized for the years ended December 31, 2018 and 2017 was approximately $2.5 million and $1.6 million, respectively. As of December 31, 2018, there were 6.6 million stock option and restricted stock unit grants outstanding, having a total value of approximately $3.6 million of unrecognized stock-based compensation expense remaining. With the sale of our B2B business, the Company’s Board of Directors has accelerated the vesting of all outstanding stock options and restricted stock units as of February 25, 2019.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017 includes compensation expense for all stock-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for stock-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the years ended December 31, 2018 and 2017 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the value of stock option awards on the date of grant using the Black-Scholes option-pricing model. This determination is affected by the Company’s stock price as well as assumptions regarding expected volatility, risk-free interest rate and expected dividends. Because option-pricing models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The assumptions presented in the table below represent the weighted-average value of the applicable assumption used to value stock option awards at their grant date. In determining the volatility assumption, the Company used a historical analysis of the volatility of the Company’s share price for the preceding period equal to the expected option lives. The expected option lives, which represent the period of time that options granted are expected to be outstanding, were estimated based upon the “simplified” method for “plain-vanilla” options. The risk-free interest rate assumption was based upon observed interest rates appropriate for the term of the Company’s stock option awards. The dividend yield assumption was based on the history and expectation of future dividend payouts. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The Company’s estimate of pre-vesting forfeitures is primarily based on historical experience and is adjusted to reflect actual forfeitures as the options vest. The weighted-average grant date fair value per share of stock option awards granted during the years ended December 31, 2018 and 2017 was $0.42 and $0.28, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	For the Years Ended December 31,
	2018	2017
Expected option lives	1.8 years	4.2 years
Expected volatility	47.28%	37.58%
Risk-free interest rate	2.47%	1.69%
Expected dividends	0.00%	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. The weighted-average grant date fair value per share of restricted stock units granted during the years ended December 31, 2018 and 2017 was $1.68 and $0.90, respectively.

2007 Performance Incentive Plan

In 2007, the Company adopted the 2007 Plan, whereby executive officers, directors, employees and consultants may be eligible to receive cash or equity-based performance awards based on set performance criteria.

In 2018 and 2017, the Compensation Committee granted short-term cash performance awards, payable to certain officers, upon the Company’s achievement of specified performance goals for such year as defined by the Compensation Committee. The target short-term cash bonus opportunities for officers reflected a percentage of the officer’s base salary. Potential payout was zero if a threshold percentage of the target was not achieved and a sliding scale thereafter, subject to a cap, starting at a figure less than 100% if the threshold was achieved but the target was not met and ending at a figure above 100% if the target was exceeded. Short-term incentives of approximately $756 thousand and $799 thousand were deemed earned with respect to the years ended December 31, 2018 and 2017, respectively.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect that this standard will have a material effect on our financial statements. While we continue to assess all the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. Upon adoption on January 1, 2019, we currently expect to recognize additional operating liabilities of approximately $5.1 million with corresponding ROU assets of $4.2 million, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

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

(2) Revision of Prior Period Financial Statements

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

	As of December 31, 2017
Consolidated Balance Sheets	As Reported	Adjustment	Reclassification to Discontinued Operations	As Revised
Deferred tax liability	$1,932,606	$(925,852)	—	$803,917
Total liabilities	34,989,599	(925,852)	—	$34,063,747
Accumulated deficit	(207,787,130)	925,852	—	$(206,861,278)
Total stockholders’ equity	34,020,949	925,852	—	$34,946,801

Consolidated Statements of Operations
Benefit for income taxes	$1,882,310	$925,852	$(185,801)	$2,622,361
Net income	2,626,837	925,852	—	$3,552,689

(3) Revenues

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

The following table presents our revenues disaggregated by revenue discipline.

	For the Year Ended
	December 31,
	2018	2017
Subscription	$43,171,702	$41,887,071
Advertising	6,569,580	9,641,485
Other	3,348,170	3,266,285
Total Revenue	$53,089,452	$54,794,841

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance, primarily for subscription revenues. The increase in deferred revenues for the year ended December 31, 2018 is primarily driven by cash payments received in advance of satisfying our performance obligations.

Contract Costs

As of December 31, 2018, the Company has a total of $1.0 million in assets relating to costs incurred to obtain or fulfill contracts, consisting predominantly of prepaid commissions. Prepaid commissions are amortized over the average customer relationship period. The amortization expense recognized during the year ended December 31, 2018 was $139 thousand. There was no impairment loss recognized during the period.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract costs.

(4) Divestiture

On June 20, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with S&P Global Market Intelligence Inc., an affiliate of S&P Global Inc.(“S&P”), pursuant to which the Company agreed to sell the assets comprising its RateWatch business to S&P. The Purchase Agreement provides that S&P will pay an aggregate consideration of $33.5 million in cash to acquire the business, subject to working capital and certain other closing adjustments. Of the selling price, $3,350,000 was placed in Escrow to secure S&P’s rights to indemnification and their right to any post-closing adjustments in its favor.

Operating results for the RateWatch business, which have been previously included in the Business to Business Segment, have now been reclassified as discontinued operations for all periods presented.

Gain on sale of RateWatch amounting to $23.6 million, net of a tax expense of $4.9 million, was calculated as the selling price less direct costs to complete the transaction. Included in such costs is approximately $568 thousand pertaining to certain employee costs that were assumed by the Company as part of the transaction.

The following table presents the discontinued operations of RateWatch in the Consolidated Balance Sheets:

ASSETS	December 31, 2017
Current Assets:
Accounts Receivable, net	$138,262
Prepaid Expenses and Other Current Assets	91,854
Total Current Assets	230,116
Noncurrent Assets:
Property and Equipment, net	659,143
Goodwill	5,851,050
Other Intangibles, net	1,054,413
Total Assets	$7,794,722

LIABILITIES
Current Liabilities:
Accounts Payable	$14,026
Accrued Expenses	75,458
Deferred Revenue	4,106,985
Other Current Liabilities	50,422
Total Current Liabilities	4,246,891
Noncurrent Liabilities:
Noncurrent Deferred Rent	462,183
Noncurrent Deferred Revenue	58,323
Total Liabilities	$4,767,397

The following table presents the discontinued operations of RateWatch in the Consolidated Statement of Operations:

	For the Year	For the Year
	Ended	Ended
	December 31, 2018	December 31, 2017
Net revenue	$3,943,583	$7,674,548
Operating expense:
Cost of services	870,447	1,809,065
Sales and marketing	718,309	1,333,105
General and administrative	272,088	663,136
Depreciation and amortization	160,293	781,545
Restructuring and other charges	—	31,035
Transaction costs	163,475	—
Total operating expense	2,184,612	4,617,886
Operating income	1,758,971	3,056,662
(Provision) benefit for income taxes	(318,962)	185,801
Net income	$1,440,009	$3,242,463

The following table presents the discontinued operations of RateWatch in the Consolidated Statements of Cash Flows:

	For the Year Ended	For the Year Ended
	December 31, 2018	December 31, 2017
Net cash provided by operating activities	$2,103,406	$3,912,276
Net cash used in investing activities	(37,006)	(52,740)
Net increase in cash, cash equivalents and restricted cash	$2,066,400	$3,859,536

(5) Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net income per share. Potential common shares consist of restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the year ended December 31, 2018, approximately 1.6 million of unvested restricted stock units and vested and unvested options to purchase Common Stock were included in the calculation of the earnings per share attributable to the common stockholders.

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2018	2017
Basic and diluted net income per share
Numerator:
Net income	$8,214,574	$3,552,689
Capital contribution attributable to preferred shareholders	—	22,367,520

Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$8,214,574	$25,920,209
Denominator:
Weighted average basic shares outstanding	49,425,372	37,624,103
Weighted average diluted shares outstanding	51,047,059	37,842,479

Basic and diluted net loss per share:
Basic net income attributable to common stockholders	$0.37	$0.69
Diluted net income attributable to common stockholders	$0.36	$0.68

(6) Cash and Cash Equivalents, Marketable Securities and Restricted Cash

The Company’s cash, cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of December 31, 2018 and 2017, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.9 million and $1.7 million, respectively. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive loss and excluded from net income as they are deemed temporary. Additionally, as of both December 31, 2018 and 2017, the Company has a total of approximately $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as security deposits for the Company’s office space in New York City.

	As of December 31,
	2018	2017
Cash and cash equivalents	$37,029,262	$11,684,817
Marketable securities	1,850,000	1,680,000
Restricted cash	500,000	500,000
Total cash, cash equivalents, marketable securities and restricted cash	$39,379,262	$13,864,817

(7) Fair Value Measurements

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

Financial assets and liabilities included in the Company’s financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of December 31, 2018
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$37,029,262	$37,029,262	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,850,000	—	—	1,850,000
Total at fair value	$39,379,262	$37,529,262	$—	$1,850,000

	As of December 31, 2017
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$11,684,817	$11,684,817	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,680,000	—	—	1,680,000
Contingent earn-out (3)	951,867	—	—	951,867
Total at fair value	$14,816,684	$12,184,817	$—	$2,631,867

(1)           Cash, cash equivalents and restricted cash, totaling approximately $37.5 million and $12.2 million as of December 31, 2018 and 2017, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)           Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.9 million and $1.7 million as of December 31, 2018 and 2017, respectively. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of December 31, 2018, the Company determined that the fair value of its ARS investments equaled its cost basis. The Company used a discounted cash flow and market approach model to determine the approximated fair value of its investment in ARS. The assumptions used in preparing the discounted cash flow model include estimates for interest rate, timing and amount of cash flows and expected holding period of ARS.

(3)           Contingent earn-out represented additional purchase consideration payable to the former shareholders of Management Diagnostics Limited based upon the achievement of specific 2017 audited revenue benchmarks. The balance was paid in full during the second quarter of 2018.

The following table provides a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2016	$1,550,000
Change in fair value of investment	130,000
Balance December 31, 2017	1,680,000
Change in fair value of investment	170,000
Balance December 31, 2018	$1,850,000

Contingent Earn-Out
Balance December 31, 2016	$907,657
Accretion of net present value	44,210
Balance December 31, 2017	951,867
Payment made May 2018	(951,867)
Balance December 31, 2018	$—

(8) Property and Equipment

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

Property and equipment as of December 31, 2018 and 2017 consists of the following:

	As of December 31,
	2018	2017
Computer equipment and software	$1,882,246	$1,767,386
Furniture and fixtures and telephone equipment	1,910,084	1,889,937
Leasehold improvements	3,936,912	3,910,423
	7,729,242	7,567,746
Less accumulated depreciation and amortization	6,240,110	5,475,077
Property and equipment, net	$1,489,132	$2,092,669

Depreciation expense for the above noted property and equipment was approximately $810 thousand and $945 thousand for the years ended December 31, 2018 and 2017, respectively. The Company does not include depreciation expense in cost of services, sales and marketing or general and administrative expense.

(9) Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows:

Balance as of December 31, 2016	$23,332,091
Exchange rate impact	236,381
Balance as of December 31, 2017	23,568,472
Impairment of goodwill	(21,466,182)
Exchange rate impact	(85,873)
Balance as of December 31, 2018	$2,016,417

The above table does not include historical goodwill of RateWatch which totaled $5,851,050 and is now reported in discontinued operations.

Based on our October 1, 2018 goodwill review, we concluded that the Business to Consumer goodwill was impaired by $15.1 million, with the Business to Business reporting units exceeding the amount recorded. Based on our analysis as of December 31, 2018, we concluded that the Business to Consumer goodwill was impaired by $6.4 million. Combined with the impairment recorded October 1, 2018 this resulted in a total impairment to the B2C goodwill totaling $21.5 million. The Business to Business reporting units again exceeded the amount recorded based upon its February 2019 selling price and no impairment was recorded.

The Company currently operates in two distinct operating segments: Business to Business and Business to Consumer. These operating segments also represented the Company’s reporting units.

	Business to Business	Business to Consumer	Total
Balance December 31, 2016	$1,865,909	$21,466,182	$23,332,091
Exchange rate impact	236,381	—	236,381
Balance December 31, 2017	2,102,290	21,466,182	23,568,472
Impairment of goodwill	—	(21,466,182)	(21,466,182)
Exchange rate impact	(85,873)	—	(85,873)
Balance December 31, 2018	$2,016,417	$—	$2,016,417

The Company’s goodwill and intangible assets and related accumulated amortization as of December 31, 2018 and 2017 consist of the following:

	As of December 31,
	2018	2017
Total goodwill	$2,016,417	$23,568,472
Intangible assets subject to amortization:
Customer relationships	6,851,774	7,025,465
Software models	1,018,194	1,018,194
Product databases	9,878,657	9,453,096
Trade names	726,798	741,470
Capitalized website and software development	12,497,235	10,270,584
Domain names	157,065	160,425
Total intangible assets subject to amortization	31,129,723	28,669,234
Less accumulated amortization	(18,668,307)	(15,702,665)
Net intangible assets	$12,461,416	$12,966,569

Intangible assets were established through business acquisitions and internally developed capitalized website and software development costs. Definite-lived intangible assets are amortized on a straight-line basis over a weighted-average period of approximately 9.7 years for customer relationships, 5.0 years for software models, 10.0 years for product databases and 8.6 years for trade names.

Amortization expense totaled approximately $3.8 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively. The estimated amortization expense for the next five years and thereafter is as follows:

For the Years Ended
December 31,	Amount
2019	$3,610,207
2020	3,204,512
2021	2,330,899
2022	1,573,295
2023	957,043
Thereafter	785,460
Total	$12,461,416

(10) Accrued Expenses

Accrued expenses as of December 31, 2018 and 2017 consist of the following:

	As of December 31,
	2018	2017
Payroll and related costs	$657,898	$2,010,745
Professional fees	1,111,582	449,394
Tax related	1,026,551	296,606
Business development	141,305	173,840
Data related	151,307	129,483
All other	873,577	630,269
Total accrued expenses	$3,962,220	$3,690,337

(11) Income Taxes

The Company is subject to federal, state and local corporate income taxes. The components of the provision for income taxes reflected on the consolidated statements of operations are set forth below:

(in thousands)	2018	2017
Current taxes:
U.S. federal	$—	$—
State and local	(112)	—
Foreign	56	197
Total current tax expense (benefit)	$(56)	$197

Deferred taxes:
U.S. federal	$(18,394)	$(1,061)
State and local	(4,350)	217
Foreign	432	(1,975)
Total deferred tax expense (benefit)	$(22,312)	$(2,819)

Total tax (benefit) provision	$(22,368)	$(2,622)

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2018	2017
U.S. statutory federal income tax rate	21.0%	34.0%
State income taxes, net of federal tax benefit	2.7%	81.5%
Effect of permanent differences	-4.7%	-2.1%
Foreign tax rate differential	-1.7%	-16.2%
Change to valuation allowance	59.7%	909.4%
Change in federal rate	—%	-1091.6%
Foreign repatriation	—%	-6.0%
Stock compensation	—%	230.6%
True-ups	-.3%	-26.2%
Effective income tax rate	76.7%	113.4%

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when such differences are expected to reverse. Significant components of the Company’s net deferred tax assets and liabilities are set forth below:

	As of December 31,
(in thousands)	2018	2017
Deferred tax assets:
Operating loss carryforward	$43,619	$50,535
Capital loss carryforward	—	432
Goodwill	4,104	1,919
Intangible assets	1,453	3,116
Accrued expenses	863	409
Depreciation	668	139
R&D	3	—
Other	386	820
Total deferred tax assets	51,096	57,370

Goodwill	—	(1,711)
Deferred Revenue	(341)	—
Intangible Assets	(246)	(568)
Total deferred tax liabilities	(587)	(2,279)
Less: valuation allowance	(32,458)	(54,122)
Net deferred tax asset (liability)	$18,051	$969

The Company accounts for its income taxes in accordance with ASC 740-10. Under ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. ASC 740-10 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax assets will not be realized based on all available positive and negative evidence. In 2017, the Company had a full valuation allowance against its U.S. deferred tax assets as management concluded that it was more likely than not that the Company would not realize the benefit of its deferred tax assets by generating sufficient taxable income in future years. In December 2018, the Company released $16.4 million of its valuation allowance based on projected future taxable income which is primarily attributable to the sale of BoardEx and The Deal on February 14, 2019. During the fourth quarter ended December 31, 2017, the Company released its U.K. valuation allowance as it was concluded that this entity has cumulative income over the last three years and Management believes it is more likely than not that the deferred tax asset will be utilized. In 2017 the company released $820 thousand of U.S. valuation allowance. Due to the passage of the Tax Cut and Jobs Act the company was able to net a portion of its indefinite lived intangibles with it’s deferred tax assets since tax losses generated after 2017 do not expire.

The Company had approximately $150 million and $173 million of federal net operating loss carryforwards (“NOL”) as of December 31, 2018 and 2017, respectively. The federal losses are available to offset future taxable income through 2037 and expire from 2019 through 2037. The Company had approximately $71 million and $78 million of New York and New York City pre-apportioned NOL as of December 31, 2018 and 2017, respectively; these NOLs are limited to 10% utilization per year. New York and New York City had additional post apportioned NOL of $3 million at December 31, 2018 and 2017. All other states combined had approximately $11.7 million and 16.8 million total NOL as of December 31, 2018 and 2017, respectively. Since the Company does business in various states and each state has its own rules with respect to the number of years losses may be carried forward, the state net operating loss carryforwards expire from 2019 through 2037.

The company also has approximately $10.5 million in U.K. NOLs as of December 31, 2018. The ability of the Company to utilize its NOL in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986 (“IRC”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income. The company had previous ownership changes in 2000 and 2007. The annual limitation imposed under the 2000 ownership change expired in 2013 and the limitation imposed by the 2007 ownership change ended in 2014. Both annual limitations on the ability to utilize NOL’s has ended.

The Company files U.S. Federal, State and Foreign tax returns and has determined that its major tax jurisdictions are the United States, India and the United Kingdom. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2015 except for India which generally has a longer statute period. The company is currently not under examination by any federal, state or local jurisdiction.

The Company recorded an expense of $45 thousand related to state income tax nexus pursuant to ASC 740-10 for the year ended December 31, 2018. The Company had no uncertain tax positions pursuant to ASC 740-10 for the year ended December 31 2017. To the extent these unrecognized tax benefits are ultimately settled, $45 thousand will impact the company’s effective tax rate in a future period. The company does not expect any significant change to the reserve over the next 12 months.

	As of December 31,
(in thousands)	2018	2017
Beginning balance
Additions for tax positions acquired	$—	$—
Additions for tax positions related to current year	45	—
Additions due to interest accrued	—	—
Tax positions of prior years	—	—
Payments	—	—
Settlements	—	—
Due to lapsed SOL	—	—
Ending Balance	$45	$—

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

In response to the enactment of the Tax Act in late 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address situations where the accounting is incomplete for certain income tax effects of the Tax Act upon issuance of an entity’s financial statements for the reporting period in which the Tax Act was enacted. The measurement period allowed by SAB 118 has closed during the fourth quarter of 2018 in which the Company did not record any adjustments to the $25.5 million recorded in 2017 for the re-measurement of its deferred tax balances which was offset by a reduction in the valuation allowance resulting in no tax expense. The amount of post-1986 undistributed net earnings and profits of the Company’s foreign subsidiaries was approximately $.8 million at December 31, 2017. The Company utilized net operating losses to offset the income inclusion. The Company finalized its calculation resulting in an increase to its NOL carryforward and valuation allowance by approximately $10 thousand for the one time mandatory repatriation. The prospects of supplemental legislation or regulatory processes to address uncertainties that arise due to the Act, or evolving technical interpretations of the tax law, may cause the Company’s financial statements to be impacted in the future. The Company will continue to analyze the effects of the Act as subsequent guidance continues to emerge.

The Tax Act also includes a provision to tax global intangible low-taxed income (“GILTI”) of foreign subsidiaries. The FASB Staff Q&A Topic No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election either to recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We have elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

Prior to 2018 the company has not provided for foreign withholding taxes on approximately $0.9 million of undistributed earnings from its non-U.S. subsidiary because such earnings were intended to be indefinitely reinvested outside of the United States. If these earnings were distributed, foreign withholding tax of approximately $155 thousand may become due. During the fourth quarter of 2018 the company entered into an agreement to sell the assets of BoardEx and The Deal which includes the stock of India. Due to the inclusion of India’s earning and profits under IRC section 965 in December 2017 there would not be any material outside basis difference between tax and book. The foreign earnings that the Company may repatriate to the United States in any year is limited to the amount of current year foreign earnings and are not made out of historic undistributed accumulated earnings. The amount of current year foreign earnings that are available for repatriation is determined after consideration of all foreign cash requirements including working capital needs, potential requirements for litigation and regulatory matters, and merger and acquisition activities, among others.

(12) Stockholders’ Equity

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

Registration Rights Agreement

In connection with the Exchange and Financing Transaction, the Company agreed to register the shares for resale and the Company filed a registration statement with the Securities and Exchange Commission. The TCV Holders and the Investors received additional registration rights as set forth in the transaction documents.

Treasury Stock

In December 2000, the Company’s Board of Directors authorized the repurchase of up to $10 million of the Company’s Common Stock, from time to time, in private purchases or in the open market. In February 2004, the Company’s Board of Directors approved the resumption of the stock repurchase program (the “Program”) under new price and volume parameters, leaving unchanged the maximum amount available for repurchase under the Program. However, the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, voting separately as a single class, was necessary for the Company to repurchase its Common Stock (except as described above). During the years ended December 31, 2018 and 2017, the Company did not purchase any shares of Common Stock under this Program. Since inception of the Program, the Company has purchased a total of 5,453,416 shares of Common Stock at an aggregate cost of approximately $7.3 million.

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading price of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the year ended December 31, 2018, the Company purchased a total of 1,105 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions. There were no shares repurchased during the year ended December 31, 2017.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures adopted by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. Through December 31, 2018, the Company had withheld an aggregate of 2,178,829 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 211,608 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Stock Options

Under the terms of the 1998 Stock Incentive Plan (the “1998 Plan”), 8,900,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, restricted stock, deferred stock, restricted stock units, or any combination thereof. Under the terms of the 2007 Plan, 7,750,000 shares of Common Stock of the Company were reserved for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or other stock-based awards. At the Company’s May 2018 board meeting, the number of shares available for grant was increased by 5,200,000 shares. The 2007 Plan also authorized cash performance awards. Additionally, under the terms of the 2007 Plan, unused shares authorized for award under the 1998 Plan are available for issuance under the 2007 Plan. No further awards will be made under the 1998 Plan. Awards may be granted to such directors, employees and consultants of the Company as the Compensation Committee of the Board of Directors shall select in its discretion or delegate to management to select. Only employees of the Company are eligible to receive grants of incentive stock options. Awards generally vest over a three- to five-year period and stock options generally have terms of five to seven years. As of December 31, 2018, there remained approximately 3.4 million shares available for future awards under the 2007 Plan. In connection with awards under both the 2007 Plan and awards issued outside of the Plan as inducement grants to new hires, the Company recorded approximately $2.5 million and $1.6 million of noncash stock-based compensation for the years ended December 31, 2018 and 2017, respectively.

A stock option represents the right, once the option has vested and become exercisable, to purchase a share of the Company’s Common Stock at a particular exercise price set at the time of the grant. A restricted stock unit (“RSU”) represents the right to receive one share of the Company’s Common Stock (or, if provided in the award, the fair market value of a share in cash) on the applicable vesting date for such RSU. Until the stock certificate for a share of Common Stock represented by an RSU is delivered, the holder of an RSU does not have any of the rights of a stockholder with respect to the Common Stock. However, the grant of an RSU includes the grant of dividend equivalents with respect to such RSU. The Company records cash dividends for RSUs to be paid in the future at an amount equal to the rate paid on a share of Common Stock for each then-outstanding RSU granted. The accumulated dividend equivalents related to outstanding grants vest on the applicable vesting date for the RSU with respect to which such dividend equivalents were credited and are paid in cash at the time a stock certificate evidencing the shares represented by such vested RSU is delivered. As of December 31, 2018, there is no dividend accrual as the Company has not declared a dividend since 2016.

A summary of the activity of the 2007 Plan, and awards issued outside of the Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2016	5,900,731	$1.52
Options granted	260,000	$0.87
Options exercised	—	$—
Options forfeited	(41,368)	$1.15
Options expired	(627,435)	$1.77
Awards outstanding, December 31, 2017	5,491,928	$1.46	$874	3.39
Options granted	282,333	$2.02
Options exercised	(8,000)	$1.20
Options forfeited	(182,752)	$2.15
Options expired	(1,864,626)	$1.81
Awards outstanding, December 31, 2018	3,718,883	$1.29	$2,806	4.12
Awards vested and expected to vest at December 31, 2018	3,713,646	$1.29	$2,800	4.12
Awards vested at December 31, 2018	3,104,819	$1.30	$2,309	3.95

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding, December 31, 2016	717,995
Restricted stock units granted	597,788
Restricted stock units settled by delivery of Common Stock upon vesting	(818,282)
Restricted stock units forfeited	(50,833)
Awards outstanding, December 31, 2017	446,668	$648	0.62
Restricted stock units granted	3,149,720
Restricted stock units settled by delivery of Common Stock upon vesting	(686,676)
Restricted stock units forfeited	(64,722)
Awards outstanding, December 31, 2018	2,844,990	$5,775	2.24
Awards vested and expected to vest at December 31, 2018	2,748,240	$5,579	1.31

A summary of the status of the Company’s unvested share-based payment awards as of December 31, 2018 and changes in the year then ended is as follows:

Unvested Awards	Awards	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2017	2,131,135	$0.48
Shares underlying options granted	282,333	$0.42
Shares underlying restricted stock units granted	3,149,720	$1.68
Shares underlying options vested	(1,348,984)	$0.35
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(686,676)	$1.14
Shares underlying unvested options forfeited	(3,752)	$0.43
Shares underlying unvested restricted stock units forfeited	(64,722)	$1.72
Shares underlying awards unvested at December 31, 2018	3,459,054	$1.47

For the years ended December 31, 2018 and 2017, approximately 282 thousand and 260 thousand stock options, respectively, were granted to employees of the Company. During the year ended December 31, 2018, approximately 8 thousand stock options were exercised, resulting in approximately $10 thousand of cash proceeds to the Company. No stock options were exercised during the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, approximately 3.1 million and 598 thousand restricted stock units, respectively, were granted to employees of the Company, and 687 thousand and 818 thousand, respectively, were issued under restricted stock unit grants. For the years ended December 31, 2018 and 2017, the total fair value of share-based awards vested was approximately $1.9 million and $1.6 million, respectively. For the years ended December 31, 2018 and 2017, the total intrinsic value of options exercised was $8 thousand and $0, respectively. For the years ended December 31, 2018 and 2017, the total intrinsic value of restricted stock units that vested was approximately $1.3 million and $921 thousand, respectively. As of December 31, 2018, there was approximately 6.6 million stock option and restricted stock unit grants outstanding, having a total value of $3.6 million of unrecognized stock-based compensation expense remaining to be recognized. With the sale of our B2B business, the Company’s Board of Directors has accelerated the vesting of all outstanding stock options and restricted stock units as of February 25, 2019.

(13) Commitments and Contingencies

Operating Leases and Employment Agreements

The Company is committed under operating leases, principally for office space, which expire at various dates through January 2026. Certain leases contain escalation clauses relating to increases in property taxes and maintenance costs. Rent expense was approximately $2.2 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company has agreements with certain of its employees and outside contributors, whose future minimum payments are dependent on the future fulfillment of their services thereunder. As of December 31, 2018, total future minimum cash payments are as follows:

	Payments Due by Year
Contractual Obligations:	Total	2019	2020	2021	2022	2023	After 2023
Operating leases	$5,799,274	$2,482,212	$2,135,754	$354,767	$376,036	$377,676	$72,829
Employment Agreement	7,500,000	2,500,000	2,500,000	2,500,000	—	—	—
Outside Contributors	137,500	137,500	—	—	—	—	—
Total contractual cash obligations	$13,436,774	$5,119,712	$4,635,754	$2,854,767	$376,036	$377,676	$72,829

Legal Proceedings

The Company is party to legal proceedings arising in the ordinary course of business or otherwise, none of which is deemed material.

(14) Restructuring and Other Charges

During the year ended December 31, 2017, the Company implemented a targeted reduction in force which resulted in restructuring and other charges of approximately $439 thousand.

(15) Other Liabilities

Other liabilities consist of the following:

	As of December 31,
	2018	2017
Deferred revenue	$935,160	$629,309
Deferred rent	599,906	912,201
Other liabilities	—	2,092
	$1,535,066	$1,543,602

(16) Employee Benefit Plan

The Company maintains a noncontributory savings plan in accordance with Section 401(k) of the Internal Revenue Code. The 401(k) plan covers all eligible employees. For the years ended December 31, 2018 and 2017, the plan provided an employer matching contribution of 50% of employee contributions, up to a maximum employee contribution of 6% of their total compensation within statutory limits.  The Company’s matching contribution for the year ended December 31, 2018 and 2017 totaled approximately $699 thousand and $692 thousand, respectively.

(17) Segment and Geographic Data

Segments

The Company reports its results in two segments: (i) Business to Business and (ii) Business to Consumer, which is primarily comprised of the Company’s premium subscription newsletter products and website advertising.

	For the Year Ended December 31,
	2018	2017
Revenue:
- Business to business	$25,578,345	$23,776,148
- Business to consumer	27,511,107	31,018,693
Total	$53,089,452	$54,794,841

Operating loss:
- Business to business	$(4,518,467)	$(2,227,236)
- Business to consumer	(24,823,715)	(131,706)
Total	$(29,342,182)	$(2,358,942)

Net interest income:
- Business to business	$86,363	$2,227
- Business to consumer	95,342	44,580
Total	$181,705	$46,807

Benefit for income taxes:
- Business to business	$18,104,273	$1,778,429
- Business to consumer	4,263,129	843,932
Total	$22,367,402	$2,622,361

Net (loss) income from continued operations:
- Business to business	$13,672,476	$861,614
- Business to consumer	(20,465,551)	(551,388)
Total	$(6,793,075)	$310,226

Due to the nature of the Company’s operations, a majority of its assets are utilized across all segments. In addition, segment assets are not reported to, or used by, the Chief Operating Decision Maker to allocate resources or assess performance of the Company’s segments. Accordingly, the Company has not disclosed asset information by segment.

Geographic Data

In 2018 and 2017, substantially all of the Company’s revenue were from customers in the United States and substantially all of its long-loved assets are located in the United States. The remainder of the Company’s revenue and its long-lived assets are a result of its BoardEx operations outside of the United States, which is headquartered in London, England.