Form 10-K/A
period 2018-12-31
THESTREET, INC.
filed 2019-03-21
CIK 1080056

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends TheStreet, Inc. (the “Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2018, as filed with the Securities and Exchange Commission on March 15, 2019 (the “Original Filing”). We are filing this Amendment No. 1 for the sole purpose of correcting clerical errors in:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in which the Percent Change within Benefit for income taxes was noted as N/A instead of 753%,
•	Note 2 of Notes to Consolidated Financial Statements, Revision of Prior Period Financial Statements, in which the “As Revised” amount of Deferred tax liability of $803,917 should be $1,006,754, and
•	Note 5 of Notes to Consolidated Financial Statements, Net Income Per Share, in which the net income numerator for the year ended December 31, 2018 of $8,214,574 should be $18,214,574.

There have been no changes to the text of the Original Filing other than the changes stated in the immediately preceding paragraph. This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to the original filing date. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

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

Benefit for Income Taxes

	For the Year Ended December 31,
	2018	2017	Percent Change
Benefit for income taxes	$22,367,402	$2,622,361	753%

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

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	1.	Consolidated Financial Statements:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	2.	Consolidated Financial Statement Schedules:
		See TheStreet, Inc. Index to Consolidated Financial Statements on page F-1.

	3.	Exhibits:
		The exhibits listed below are filed or incorporated by reference as part of this form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of the Company.	8-K	000-25779	3.1	June 28, 2016

3.2	Restated Certificate of Incorporation of the Company.	10-K	000-25779	3.1	March 14, 2011

3.3	Certificate of Amendment dated May 31, 2011 to Restated Certificate of Incorporation.	8-K	000-25779	99.1	June 2, 2011

3.4	Certificate of Elimination of the Company’s Series B Preferred Stock.	8-K	000-25779	3.1	November 13, 2017

4.1	Specimen Certificate for the Company’s Shares of Common Stock.	S-1/A	333-72799	4.3	April 19, 1999

4.2	Investor Rights Agreement dated November 15, 2007 by and among the Company, TCV VI, L.P. and TCV Member Fund, L.P.	8-K	000-25779	4.1	November 20, 2007

10.1+	Form of Indemnification Agreement for directors and executive officers of the Company.	10-K	000-25779	10.26	March 7, 2012

10.2+	Amended and Restated 2007 Performance Incentive Plan.	14A	000-25779		April 30, 2013

10.3	Third Lease Amendment Agreement dated December 31, 2008, between CRP/Capstone 14W Property Owner, L.L.C. and the Company.	10-K	000-25779	10.22	March 13, 2009

10.4+	Securities Purchase Agreement dated as of November 10, 2017 by and among the Company, 180 Degree Capital Corp. and TheStreet SVP Series.	10-K	000-25779	10.17	March 9, 2016

10.5	Registration Rights Agreement dated November 10, 2017 by and among the Company, 180 Degree Capital Corp. and TheStreet SVP Series.	10-K	000-25779	10.3	November 13, 2017

10.6+	Form of Stock Option Grant Agreement under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.19	February 28, 2014

10.7+	Form of Agreement of Restricted Stock Units under the Company’s 2007 Performance Incentive Plan.	10-K	000-25779	10.20	February 28, 2014

10.8+	Employment Agreement dated as of November 8, 2017 between James J. Cramer and the Company.	10-K	000-25779	10.9	March 13, 2018

10.9+	Employment Offer Letter dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.30	March 9, 2016

10.10+	Severance Agreement dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.31	March 9, 2016

10.11+	Agreement for Grant of Non-Qualified Stock Option dated as of January 19, 2016 between the Company and Eric Lundberg.	10-K	000-25779	10.32	March 9, 2016

10.12+	Employment Offer Letter dated as of December 5, 2018 between the Company and Eric Lundberg.	10-K	000-25779	10.12	March 15, 2019

10.13+	Employment Offer Letter dated as of December 5, 2018 between the Company and Margaret de Luna.	10-K	000-25779	10.13	March 15, 2019

10.14+	Employment Offer Letter dated as of June 9, 2016 between the Company and David Callaway.	10-Q	000-25779	10.1	August 3, 2016

10.15+	Severance Agreement dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.2	August 3, 2016

10.16+	Agreement for Grant of Non-Qualified Stock Option dated as of July 6, 2016 between the Company and David Callaway.	10-Q	000-25779	10.3	August 3, 2016

10.17+	Director Compensation Policy.	10-K	000-25779	10.19	March 20, 2017

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO USA, LLP.

31.1*	Rule 13a-14(a) Certification of CEO/CFO.

32.1**	Section 1350 Certification of CEO/CFO.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Document

101.DEF*	XBRL Taxonomy Extension Definitions Document

101.LAB*	XBRL Taxonomy Extension Labels Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

+	Indicates management contract or compensatory plan or arrangement.
*	Included herewith.
**	Furnished herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: March 21, 2019	By:	/s/ Eric Lundberg
	Name:	Eric Lundberg
	Title:	Chief Executive Officer and Chief Financial Officer

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

New York, New York

March 15, 2019, except as it relates to Footnote 18 for which the date is March 21, 2019.

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

	As of December 31, 2017
Consolidated Balance Sheets	As Reported	Adjustment	Reclassification to Discontinued Operations	As Revised
Deferred tax liability	$1,932,606	$(925,852)	—	$1,006,754
Total liabilities	34,989,599	(925,852)	—	$34,063,747
Accumulated deficit	(207,787,130)	925,852	—	$(206,861,278)
Total stockholders’ equity	34,020,949	925,852	—	$34,946,801

Consolidated Statements of Operations
Benefit for income taxes	$1,882,310	$925,852	$(185,801)	$2,622,361
Net income	2,626,837	925,852	—	$3,552,689

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

The following table reconciles the numerator and denominator for the calculation.

	For the Years Ended December 31,
	2018	2017
Basic and diluted net income per share
Numerator:
Net income	$18,214,574	$3,552,689
Capital contribution attributable to preferred shareholders	—	22,367,520

Numerator for basic and diluted earnings per share - Net income attributable to common stockholders	$18,214,574	$25,920,209
Denominator:
Weighted average basic shares outstanding	49,425,372	37,624,103
Weighted average diluted shares outstanding	51,047,059	37,842,479

Basic and diluted net loss per share:
Basic net income attributable to common stockholders	$0.37	$0.69
Diluted net income attributable to common stockholders	$0.36	$0.68

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

(18) Revisions to 10-K

Revisions to the originally filed Form 10-K on March 15, 2019 were made to correct Footnote 2 as to the revised deferred tax liability as of December 31, 2017 and Footnote 5 as to the net income for the year ended December 31, 2018.