Form 10-K/A
period 2018-12-31
THESTREET, INC.
filed 2019-04-30
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Title of Each Class	Number of Shares Outstanding as of April 26, 2019
Common Stock, par value $0.01 par value	5,336,639

Documents Incorporated by Reference: None

EXPLANATORY NOTE

TheStreet, Inc. (“TheStreet”, the "Company", “we”, “our” and “us”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the year ended December 31, 2018 that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “Original Form 10-K”) and subsequently amended on March 21, 2019 for the sole purpose of correcting clerical errors (“Amendment No. 1”). This Amendment No. 2 is being filed solely to include the information required in Part III, Items 10, 11, 12, 13 and 14 of Form 10-K that was previously omitted from the Original Form 10-K and Amendment No. 1 in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment or incorporated by reference from the registrant’s definitive proxy statement that involves the election of directors not later than 120 days after the end of the fiscal year covered by the Form 10-K. We are filing this Amendment No. 2 to include the information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K because we no longer intend to file such definitive proxy statement within 120 days after the end of our fiscal year covered by the Original Form 10-K and Amendment No. 1.

The reference on the cover of the Original Form 10-K and Amendment No. 1 regarding the incorporation by reference to certain portions of the registrant’s definitive proxy statement for its 2019 annual meeting of shareholders is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10, 11, 12, 13 and 14 of Form 10-K are hereby amended and restated in their entirety and Part IV, Item 15 is hereby amended to reflect the new certification filed by our principal executive officer and our principal financial officer as an exhibit to this Amendment No. 2. Except as specifically set forth in this Amendment No. 2, no attempt has been made to modify or update other disclosures presented in the Original Form 10-K or Amendment No. 1. and this Amendment No. 2 does not otherwise reflect events occurring after March 15, 2019, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1 and the registrant’s other filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors

Our Board of Directors, or the Board, currently comprises seven directors. Our restated certificate of incorporation, as amended, provides for a classified Board consisting of three classes of directors. Class I consists of three directors, Class II consists of two directors and Class III consists of two directors. Each class serves a staggered three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election.

The current Class I directors of the Company, whose terms will expire at our Annual Meeting of Stockholders in 2021, or until their successors have been duly elected and qualified, are as follows:

James J. Cramer. Mr. Cramer, 64, is a founder of the Company and has served as a director since May 1998. From June 1996 to December 1998, he served as co-Chair of the Board and from October 2008 to January 2011, served as Chair. He has been a columnist and contributor to the Company’s publications since its formation in 1996 and has been an employee of the Company since 2001, after retiring from Cramer, Berkowitz & Co., a hedge fund, at the end of 2000. Mr. Cramer began his journalism career while pursuing his undergraduate studies, and became a “beat” reporter in Tallahassee, Florida covering some of the biggest stories of the day. Currently, Mr. Cramer hosts CNBC programs “Mad Money” and “Squawk on the Street” and appears frequently on various news programs, such as “Meet the Press” and “The Today Show.” The Board believes that Mr. Cramer’s extensive knowledge of financial markets and investing, the Company’s core editorial focus, extensive experience in financial media and journalism, as well as his years of service on our Board, make him a suitable member of the Board, able to provide valuable insight and advice.

Bowers Espy. Mr. Espy, 68, has served as a director of the Company since January 2016 and has over 25 years of experience in finance. After joining Merrill Lynch in 1983 as a vice president, mortgage finance officer and mortgage securities trader, he served in various roles until being named a Managing Director of Investment Banking and Head of the Financial Institutions Restructuring Group in 1989 and then Co-Head of the Depository Institutions Mergers and Acquisitions Department in 1993. After departing Merrill Lynch in 1995, among other ventures, Mr. Espy served as Senior Vice President and Chief Financial Officer of LinkShare Corporation, a pioneering online affiliate marketing company, from 2000 to 2001, and later served on the Board of Directors of Accredited Home Lenders Holding Co., a mortgage company, from 2004 to 2007. Mr. Espy currently serves on the National Advisory Council of the Johns Hopkins University School of Nursing, a role he has enjoyed for over 14 years. Mr. Espy is also the sole trustee of the charitable grantor trust organized and funded by TheStreet’s founder, James J. Cramer, in connection with TheStreet’s Action Alerts PLUS product as a vehicle for subscribers to track the performance of Mr. Cramer’s Action Alerts PLUS stock recommendations. Mr. Espy is not involved in any investment decisions undertaken by the trust and receives no compensation for serving as trustee. Mr. Espy holds M.A. and B.S. degrees in Economics from the University of Florida. The Board believes that Mr. Espy’s extensive financial business acumen and his long history with Action Alerts Plus, makes him a suitable member of the Board, able to provide valuable insight and advice.

Kevin Rendino. Mr. Rendino, 52, has served as a director of the Company since November 2017 and has over thirty years of experience in finance and investing. For over twenty years, from 1988 to 2012, Mr. Rendino worked on one fund, the Basic Value Fund, with a consistent Graham and Dodd focus, at BlackRock/Merrill Lynch. He was the team leader, overseeing 11 funds and $13B in assets, a member of Blackrock’s Leadership Committee and a frequent contributor to CNBC, Bloomberg TV, Fox Business, The New York Times and The Wall Street Journal. For the entirety of his money management career at BlackRock/Merrill Lynch, Mr. Rendino ranked in the top quartile and beat the competitor average and the SPX by over 100 basis points. He received numerous Lipper awards for Investment Excellence during his tenure. From 2012 to 2016, Mr. Rendino served as Chairman and Chief Executive Officer of RGJ Capital, where he led a Graham and Dodd approach to value investing. Mr. Rendino, has served as Chairman and Chief Executive Officer of 180 Degree Capital since March 2017. He has served as a member of the Board of 180 Degree Capital since June 2016. Since early 2016, Mr. Rendino has served on the board of directors of Rentech Inc., a global wood fiber company. Since March 2019, Mr. Rendino has served on the board of directors of Synacor Inc., a technology development, multiplatform services and revenue partner for video, Internet and communications providers, devise manufacturers, governments and enterprises. In 1988, Mr. Rendino graduated from the Carroll School of Management at Boston College (B.S.). The Board believes that Mr. Rendino’s three decades of Wall Street experience and expertise in capital markets, value investing and global equity markets makes him a suitable member of the Board, able to provide valuable insight and advice.

The current Class II directors of the Company, whose terms will expire at our Annual Meeting of Stockholders in 2019, or until their successors have been duly elected and qualified, are as follows:

Eric Lundberg. Mr. Lundberg, 61, has served as a director of the Company since February 2019 and has served as the Company’s Chief Financial Officer since January 2016 and in the additional role of the Company’s Chief Executive Officer since February 2019. Prior to joining the Company, Mr. Lundberg served as Senior Vice President and Chief Financial Officer of ALM Media, LLC, an integrated media company focused on the legal and commercial real estate sectors, from January 2008 to January 2015. He was also a member of ALM Media's board of directors. Mr. Lundberg joined ALM Media from Penton Media, Inc., where he served as Chief Financial Officer from November 2006 to January 2008. Prior to joining Penton Media, Mr. Lundberg held various financial positions within American Lawyer Media (predecessor to ALM Media, LLC), including Vice President of Finance and Chief Financial Officer, from 1995-2006. Mr. Lundberg holds a B.S. in accounting from Lehigh University. The Board believes Mr. Lundberg’s over 25 years of experience in the information services, media and publishing industry as a director and finance officer of public and private media companies make him a suitable member of the Board, able to provide valuable insight and advice.

Larry S. Kramer. Mr. Kramer, 69, has served as the Company’s Chair of the Board since December 2015. He first joined the Company’s Board in October 2015 and was the Company’s Interim President and Chief Executive Officer from February 2016 through June 2016. Mr. Kramer has over 40 years of experience in media and publishing and currently serves on the board of directors of MDC Partners Inc., a marketing and communications network, and Gannett Co., Inc., a media company, and previously served Gannett Co., Inc. as President and Publisher of USA TODAY from May 2012 to June 2015. Prior to joining Gannett, he was a media consultant and adjunct professor of Media Management at the Newhouse School of Communications at Syracuse University. From January 2008 to January 2010, Mr. Kramer was a Senior Advisor of Polaris Venture Partners. From March 2005 until March 2008, he served in a number of positions at CBS, including President of CBS Digital Media. Prior to joining CBS, he was Chair, CEO and Founder of MarketWatch, Inc. from 1995 until its sale to Dow Jones in January 2005. He was Founder, Executive Editor, and President of Data Sport Inc. from 1991-1994 and joined Data Broadcasting Corp. as Vice President in 1994 following its acquisition of Data Sport. Prior to founding Data Sport, he spent more than 20 years in journalism as a reporter and editor, including as Assistant Managing Editor and Metro Editor of the Washington Post and Editor of the San Francisco Examiner. While a journalist, he won several awards for reporting, including the National Press Club Award, and while an editor, his staff won two Pulitzer Prizes. Mr. Kramer serves on the board of directors of Harvard Business Publishing and the board of trustees of Syracuse University. He was a founding board member and former Chair of The Online Publishers Association and previously served on the public company boards of Discovery Communications, Inc. (2008-2012) and Answers Corp. (2005-2011). The Board believes that Mr. Kramer’s long and extensive record of success in financial media and journalism make him a suitable member of the Board, able to provide valuable insight and advice.

The current Class III directors of the Company, whose terms will expire at our Annual Meeting of Stockholders in 2020, or until their successors have been duly elected and qualified, are as follows:

Sarah Fay. Ms. Fay, 56, has served as a director of the Company since May 2012 and has more than 20 years of experience in the marketing services industry, with a track record of leveraging technology to deliver groundbreaking new models for advertising and media. Since February 2018, Ms. Fay has served on the board of directors of j2 Global, Inc., an Internet services company focused on Business Cloud Services and Digital Media, where she is also a member of the compensation and corporate governance committees. Ms. Fay has served as a partner in Boston-based venture capital firm Glasswing Ventures since January 2016. Prior to joining Glasswing Ventures, between May 2009 and January 2016, Ms. Fay was primarily engaged by her board membership and advisor roles, which are described below. From April 2008 to May 2009, Ms. Fay served as Chief Executive Officer of Aegis Media North America, a media and digital marketing communications company, where she was also responsible for launching and growing a significant part of that business during her eleven year tenure. Prior to this position, Ms. Fay served as President of Carat US and Isobar US, where she was tasked with the integration of digital and traditional media services. During her tenure at Aegis, she launched the company’s U.S. digital offering, building a full service digital marketing agency and, ultimately, a network of agencies under the Isobar umbrella. She led the charge to acquire and integrate six specialist digital marketing firms: Vizium, Lot 21, Freestyle Interactive, AMMO, iProspect, and Molecular. Ms. Fay serves on the board of directors of several prominent independent digital marketing and advertising companies, such as Celtra, Inc., Women’s Marketing, Inc., and SocialFlow. In addition, Ms. Fay participates as a board advisor to several startups in the advertising technology space including clypd, Viral Gains, Mavrck, Namely, AdDaptive Intelligence, and associations MITX and the Ad Club of Boston. The Board believes that Ms. Fay’s extensive experience in the media services industry, with particular knowledge of the digital media, marketing, and advertising industries, as well as her service as a director of a number of other companies, makes her a suitable member of the Board, able to provide valuable insight and advice.

Betsy Morgan. Ms. Morgan, 50, has served as a director of the Company since September 2016. She is currently the co-founder of Magnet Companies, a private equity-backed company focused on media and commerce, and an associate professor at Columbia Business School and Columbia College. From February 2016 to July 2018, Ms. Morgan served as an Executive in Residence of LionTree, an advisory and merchant bank firm specializing in technology and media. From January 2011 to July 2015, Ms. Morgan was the CEO of TheBlaze, an early multi-platform and direct-to-consumer news and entertainment company. Prior to TheBlaze, Ms. Morgan was the first CEO of The Huffington Post. Ms. Morgan currently serves on the Board of Directors of Tripadvisor, Inc, an American travel and restaurant website company listed on the Nasdaq Stock Market, as well as Trusted Media Brands, Chartbeat and TheSkimm. Ms. Morgan has B.A. in Political Science and Economics from Colby College, where she served as a member of the Board of Trustees for eight years, and an M.B.A from Harvard Business School. The Board believes that Ms. Morgan’s extensive experience in media as well as her financial background and investment knowledge make her a suitable member of the Board, able to provide valuable insight and advice.

Board Committees

The Board has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee to devote attention to specific subjects and to assist the Board in the discharge of its responsibilities. In addition to these standing committees, the Board from time to time may establish special committees to which authority may be delegated with respect to particular matters. The functions of the standing committees, their members and the number of meetings held during fiscal year 2018 are described below.

The Audit, Compensation, and Nominating and Corporate Governance Committees are currently composed of the following members:

	Audit	Compensation	Nominating and Corporate Governance
Sarah Fay		✓, Chair	✓, Chair
Betsy Morgan	✓		✓
Bowers Espy	✓, Chair	✓
Larry Kramer			✓
Kevin Rendino	✓	✓

= Audit Committee Financial Expert

Audit Committee. The Audit Committee provides assistance to the Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting and internal control functions of the Company including ensuring the integrity of the Company’s financial statements. The Audit Committee oversees the Company’s internal accounting and financial reporting procedures and reviews the qualifications, independence and performance of the Company’s independent registered public accounting firm. The Audit Committee has sole authority to appoint and replace the Company’s independent registered public accounting firm, to approve their fees and to evaluate their performance. The Audit Committee currently consists of Mr. Espy, who serves as its Chairman, Mr. Rendino and Ms. Morgan. All of the current members of the Audit Committee are independent under the Nasdaq corporate governance listing standards and satisfy the additional Nasdaq and SEC independence requirements for audit committee members, as well as Nasdaq rules for financial literacy. In addition, the Board has determined that Mr. Espy, the Chairman of the Audit Committee and Mr. Rendino are “audit committee financial experts” as defined under SEC rules. The Audit Committee held five meetings during fiscal year 2018. The Audit Committee operates under a written charter adopted by the Board, available on the Company’s web site at http://investor-relations.thestreet.com, under “Corporate Governance.”

Compensation Committee. The Compensation Committee makes the final determinations concerning the compensation of the Company’s executive officers, oversees retention planning for the Company’s senior management and other key employees, administers the Company’s incentive and equity based compensation plans and makes recommendations to the Board regarding the compensation of the Company’s directors. The Compensation Committee requests the Company’s Chief Executive Officer and Chief Financial Officer to make compensation recommendations for the Company’s other senior managers (including the other named executive officers) and also obtains the Chief Executive Officer and Chief Financial Officer’s evaluations of each senior manager’s performance. The Compensation Committee currently consists of Ms. Fay, who serves as its Chairman, Mr. Rendino and Mr. Espy. The members of the Compensation Committee are independent under SEC and Nasdaq corporate governance listing standards. The Compensation Committee held eleven meetings during fiscal 2018. The Compensation Committee operates under a written charter, which is available on the Company’s web site at http://investor-relations.thestreet.com, under “Corporate Governance.”

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee identifies and evaluates potential director candidates, recommends candidates for appointment or election to the Board and advises the Board on matters of corporate governance. The Nominating and Corporate Governance Committee currently consists of Ms. Fay, who serves as its Chairman, Ms. Morgan and Mr. Kramer. The members of the Nominating and Corporate Governance Committee are independent under SEC and Nasdaq corporate governance listing standards. The Nominating and Corporate Governance Committee held two meetings during fiscal 2018. The Nominating and Corporate Governance Committee operates under a written charter, which is available on the Company’s web site at http://investor-relations.thestreet.com, under “Corporate Governance.”

Information About Our Executive Officers

The following sets forth certain information regarding current executive officers of the Company, including their ages as of the date of this Amendment No. 2. Information pertaining to Mr. Lundberg, who is both the Chief Executive Officer and Chief Financial Officer and a director of the Company, may be found in the section above entitled “Information about Continuing Directors.”

Margaret de Luna. Ms. de Luna, 43, joined the Company in March 2016 as President of TheStreet.com, the Company’s consumer-facing business, and has served as the Company’s Chief Operating Officer since February 2019. Ms. de Luna previously held the position of Vice President of Product at Praetorian Digital, the leading digital media company in the public safety and local government market, from December 2015 to March 2016. Prior to joining Praetorian Digital, Ms. de Luna held various management positions within MarketWatch, including Director of Product Management and Interim General Manager, from September 2004 to August 2015. She also served as a board member of the Software Information & Industry Association’s ABM/CISD division, now known as Connectiv, from February 2015 to July 2015. Ms. de Luna holds a BA in English from the University of Texas at Austin.

Robert Kondracki. Mr. Kondracki, 62, joined the Company in June 2016 as Vice President of Finance and has served as the Company’s Chief Accounting Officer since February 2019. Mr. Kondracki previously served as Corporate Controller and then Vice President of Finance for ALM Media, LLC (a privately-owned print and digital media company focused on specialized news, research, information services and events in digital and in the legal, real estate and insurance sectors) between October 1999 and June 2016. Prior to Joining ALM Media, LLC, Mr. Kondracki held various senior financial management positions in a number of regional commercial and community banks. Mr. Kondracki holds a B.S. degree in accounting from Kean University and is a licensed Certified Public Accountant in the State of New Jersey.

There are no family relationships between any director or executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock to file reports of their ownership and changes in ownership of common stock with the SEC. Based solely on its review of such reports received by the Company with respect to fiscal 2018, all reports as required to be filed under Section 16(a) have been timely filed by such persons.

Corporate Governance Guidelines and Code of Ethics

We have adopted Corporate Governance Guidelines, which, in conjunction with our Certificate of Incorporation, By-laws and charters of the committees of our Board, form the framework for our corporate governance. We have also adopted a Code of Business Conduct and Ethics that applies to all of our employees, directors and officers. Both our Corporate Governance Guidelines and Code of Business Conduct and Ethics are available on our website in the Investor Relations section at http://investor-relations.thestreet.com, under “Corporate Governance.” To the extent mandated by legal requirements, we intend to disclose on our website any amendments to our Code of Business Conduct and Ethics, or any waivers of its requirements.

Director Nominations

The Nominating and Corporate Governance Committee considers candidates for director who are recommended by its members, by other Board members, by stockholders and by management. From time to time, the Nominating and Corporate Governance Committee may also engage third-party search firms to assist it in identifying director candidates.

To have a potential director candidate considered by the Nominating and Corporate Governance Committee, a stockholder of record (“Record Stockholder”) must submit the recommendation in writing and must include the following information: (i) name and address of Record Stockholder submitting the recommendation; (ii) name, age, business and residential address, educational background, current principal occupation and employment for the preceding five full fiscal years of the proposed director candidate; (iii) description of the qualifications and background of the proposed director candidate indicating the particular skills or expertise the candidate would bring to the Board; (iv) consent of the proposed director candidate to be named in the proxy statement relating to the Company’s annual meeting of stockholders and to serve as a director if elected at such annual meeting; (v) number of shares of the Company’s stock owned by the Record Stockholder submitting the recommendation and the length of time such shares have been held and a representation of share ownership in accordance with the requirements of the Company’s Amended and Restated By-Laws and policies; (vi) description of all relationships, arrangements or understandings between the Record Stockholder and the proposed director candidate; (vii) any additional information that would be required under applicable SEC rules to be included in the Company’s proxy statement in the event the proposed candidate were to be nominated as a director; and (viii) any other information required by the Company’s Amended and Restated By-Laws.

The Company’s Nominating and Corporate Governance Committee will consider candidates recommended for nomination to the Board by Record Stockholders if submitted on a timely basis to the Company’s Secretary. Such submissions must be delivered to or mailed and received at the principal executive offices of the Company as set forth in its By-Laws, which currently require such notice to be provided not less than ninety (90) days nor more than one hundred twenty (120) days prior to the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within thirty (30) days before or after such anniversary date, notice by the Record Stockholder in order to be timely must be so received not later than the close of business on the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement is first made of the date of the annual meeting.

In evaluating director candidates for purposes of recommending nominees to the Board, the Nominating and Corporate Governance Committee will consider (among other factors the Nominating and Corporate Governance Committee may deem relevant) the candidate’s: (i) personal and professional ethics and integrity; (ii) leadership experience; (iii) business and professional experience in fields relevant to the Company’s business (including whether that experience complements the expertise and experience of the other directors); (iv) commitment to representing the interests of all stockholders of the Company; (v) diversity in skills, experience and background; (vi) ability to devote sufficient time to Board activities, including consideration of service on other public company boards; and (vii) status under all applicable independence requirements. Candidates recommended by stockholders will be considered under the same criteria as candidates recommended by other sources.

The Nominating and Corporate Governance Committee process for evaluating a director candidate may include, without limitation, any or all of the following steps: (i) review publicly available information about the candidate; (ii) request additional information from the candidate (or the submitting stockholder) to review his or her qualifications; (iii) conduct interviews with the candidate; (iv) contact the candidate’s references and/or other sources of firsthand information about the candidate; (v) cause to be assembled information concerning the background and qualification of the candidate, including information concerning the candidate to be disclosed in the Company’s proxy statement under the rules of the SEC and any relationship between the candidate and the person recommending the candidate; (vi) determine if the candidate satisfies minimum qualifications required by the Nominating and Corporate Governance Committee of candidates for election as director; (vii) determine if the candidate possesses any of the specific qualities or skills that under the Nominating and Corporate Governance Committee’s policies must be possessed by one or more members of the Board; (viii) consider the contribution that the candidate can be expected to make to the overall functioning of the Board; and (ix) consider the extent to which the membership of the candidate on the Board will promote diversity among the directors.

The Company’s Policy and Procedures for Nomination of Directors is included as Attachment A to the Company’s Corporate Governance Guidelines, which are available on the Company’s web site at http://investor-relations.thestreet.com, under “Corporate Governance.”

Item 11. Executive Compensation.

COMPENSATION AND OTHER INFORMATION CONCERNING NAMED EXECUTIVE OFFICERS

Summary Compensation Table

The following table sets forth certain information regarding the compensation of our named executive officers for each of the last two fiscal years during which such individuals were named executive officers. As a “smaller reporting company,” our named executive officers for 2018 consisted of our principal executive officer and the two most highly compensated executive officers other than our principal executive officer.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
David Callaway	2018	522,725	—	450,000	—	122,781	8,250	1,103,756
President and Chief Executive Officer(4)	2017	507,500	—	—	—	128,986	3,750	640,236
Eric Lundberg	2018	390,522	—	360,000	—	155,110	8,250	913,882
Chief Financial Officer(5)	2017	325,708	—	—	—	111,861	7,230	444,799
Margaret de Luna	2018	312,113	—	297,000	—	61,062	5,669	675,844
President of TheStreet.com (6)

(1)	Amounts reflect the salary earned during the course of the year by each named executive officer. See the section entitled “Base Salary” below for more information.

(2)	Amounts shown in the “Non-Equity Incentive Plan Compensation” column reflect the short-term cash incentive earned in the indicated year. See the section entitled “Performance-Based Bonus Awards” below for more information.

(3)	Amounts in the “All Other Compensation” column for each named executive officer for 2018 consist of Company matching 401(k) plan contributions: Mr. Callaway: $8,250; Mr. Lundberg: $8,250; Ms. de Luna: $5,669.

(4)	In connection with the Sale, Mr. Callaway resigned as President and Chief Executive Officer effective April 18, 2019.

(5)	In connection with the Sale, Mr. Lundberg was appointed to be Chief Executive Officer effective April 18, 2019.

(6)	In connection with the Sale, Ms. de Luna was promoted to President and Chief Operating Officer of the Company effective April 18, 2019. 2018 is the first fiscal year Ms. de Luna was a named executive officer.

Outstanding Equity Awards at 2018 Fiscal Year-End

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
David Callaway	7	/6/2016(3)	583,333	527,867	—	1.19	7/6/2023	—	—
	4	/18/19(4)						250,000	507,500
Eric Lundberg	1	/19/2016(5)	469,495	234,650	—	1.36	1/19/2023	—	—
	4	/18/19(4)						200,000	406,000
Margaret de Luna	3	/31/2016(6)	100,000	50,000	—	1.24	3/31/2023	—	—
	4	/18/19(4)						165,000	334,950

(1)	The exercise price per share of the stock options reflects the closing price per share of the Company’s common stock on the date of grant.

(2)	The market values of the RSUs that have not vested are calculated by multiplying the number of shares underlying the RSUs shown in the table by $2.03, the closing price of our shares of our common stock on December 31, 2018, the last trading day of fiscal 2018.

(3)	The shares subject to the stock option award vest over a three-year period, with 1/3 of the shares underlying the stock option vesting and becoming exercisable on July 6, 2017, and the remaining 2/3 vesting in approximately equal monthly installments over the succeeding 24 months, subject to acceleration or forfeiture under various circumstances. On April 18, 2019, the shares subject to the stock option award vested in full in connection with the Sale.

(4)	Represents RSUs that vest over a three-year period, with 1/3 of the RSUs vesting on January 2, 2019, and the remaining 2/3 vesting in approximately equal monthly installments over the succeeding 24 months. On April 18, 2019, all RSUs vested in full in connection with the Sale.

(5)	The shares subject to the stock option award vest over a three-year period, with 1/3 of the shares underlying the stock option vesting and becoming exercisable on April 1, 2017, and the remaining 2/3 vesting in approximately equal monthly installments over the succeeding 24 months, subject to acceleration or forfeiture under various circumstances. On April 18, 2019, the shares subject to the stock option award vested in full in connection with the Sale.

(6)	The shares subject to the stock option award vest over a three-year period, with 1/3 of the shares underlying the stock option vesting and becoming exercisable on March 31, 2017, and the remaining 2/3 vesting in approximately equal monthly installments over the succeeding 24 months, subject to acceleration or forfeiture under various circumstances. On April 18, 2019, the shares subject to the stock option award vested in full in connection with the Sale.

Executive Compensation

Base Salary

Base salary is the basic element of direct cash compensation, designed to attract and retain highly qualified executives. Accordingly, in setting base salary, the Compensation Committee intends to be competitive with other publicly-traded companies in our industry of providing Internet-related content services (with the understanding that such comparisons are imperfect). The Committee also considers the level of responsibility of the position and the level of experience of the executive. Additionally, in some circumstances, it is necessary to set compensation at levels that differ from median market levels, due to recruitment or retention considerations, to recognize roles that vary in responsibility from standard market positions, or to reward individual performance. In evaluating base salaries for our executive officers, we seek to be competitive, but remain cost-effective. In 2018, Mr. Callaway, Mr. Lundberg and Ms. de Luna had an annual base salary rate of $515,000, $385,750 and $307,500, respectively. In 2019, following the Sale, Mr. Lundberg and Ms. de Luna’s salaries were increased as described in the section entitled “Compensation Agreements with Named Executive Officers” below.

 Performance-Based Bonus Awards

Cash Bonus Plan

Our cash bonus plan is the short-term incentive component of our executive compensation program pursuant to which Mr. Callaway, Mr. Lundberg and Ms. de Luna participated in 2018. The cash bonus plan is designed to provide a direct method of motivating executives to achieve near-term corporate performance goals. For 2018, the cash bonus plan provided that the annual target bonus of each participant in the cash bonus plan would be allocated based on the Company and the participant’s individual performance during 2018, as follows:

David Callaway

Bonus Criteria	Weighting	Amount of Target Bonus
Consolidated Revenue	40%	$103,000
Consolidated Adjusted EBITDA	30%	$77,250
Individual Performance Score	30%	$77,250
Total	100%	$257,500

Eric Lundberg

Bonus Criteria	Weighting	Amount of Target Bonus
Consolidated Revenue	35%	$67,331
Consolidated Adjusted EBITDA	35%	$67,331
Individual Performance Score	30%	$57,713
Total	100%	$192,375

Margaret de Luna

Bonus Criteria	Weighting	Amount of Target Bonus
Consolidated Revenue	10%	$12,300
Consolidated Adjusted EBITDA	10%	$12,300
Business Revenue	30%	$36,900
Business Adjusted EBITDA	25%	$30,750
Individual Performance Score	25%	$30,750
Total	100%	$123,000

Below is a summary of the performance goals, performance results and performance-based bonuses earned in 2018 under the cash bonus plan by Mr. Callaway, Mr. Lundberg and Ms. de Luna:

David Callaway

Bonus Criteria	Maximum	Target	Threshold	Actual Performance	Payout
Consolidated Revenue	$73,491,360 (200% payout)	$61,242,800 (100% payout)	$58,793,088 (0% payout if less than $58,793,088)	$57,033,000	$0 (0% payout)
Consolidated Adjusted EBITDA*	$10,208,796 (200% payout)	$5,104,398 (100% payout)	>$3,573,079 (0% payout if $3,573,079 or less)	$4,475,642	$45,531 (59% payout)
Individual Performance Score	150%	100%	>0%	100%	$77,250 (100% payout)
				Total	$122,781

 *Excludes certain unusual costs and non-cash compensation expenses

Eric Lundberg

Bonus Criteria	Maximum	Target	Threshold	Actual Performance	Payout
Consolidated Revenue	$73,491,360 (200% payout)	$61,242,800 (100% payout)	$58,793,088 (0% payout if less than $58,793,088)	$57,033,000	$0 (0% payout)
Consolidated Adjusted EBITDA*	$10,208,796 (200% payout)	$5,104,398 (100% payout)	>$3,573,079 (0% payout if $3,573,079 or less)	$4,475,642	$39,685 (59% payout)
Individual Performance Score	150%	100%	>0%	200%	$115,425 (200% payout)
				Total	$155,110

 *Excludes certain unusual costs and non-cash compensation expenses

Margaret de Luna

Bonus Criteria	Maximum	Target	Threshold	Actual Performance	Payout
Consolidated Revenue	$73,491,360 (200% payout)	$61,242,800 (100% payout)	$58,793,088 (0% payout if less than $58,793,088)	$57,033,000	$0 (0% payout)
Consolidated Adjusted EBITDA*	$10,208,796 (200% payout)	$5,104,398 (100% payout)	>$3,573,079 (0% payout if $3,573,079 or less)	$4,475,642	$7,250 (59% payout)
Business Revenue	$38,290,852	$31,909,043	>$30,313,591 (0% payout if $30,313,591 or less)	$27,511,200	$0 (0% payout)
Business Adjusted EBITDA*	$9,671.957	$8,059,964	>$6,447,971 (0% payout if $6,447,971 or less)	$5,485,800	$0 (0% payout)
Individual Performance Score	150%	100%	>0%	175%	$53,812 (175% payout)
				Total	$61,062

 *Excludes certain unusual costs and non-cash compensation expenses

70% of each named executive officer’s bonus was paid in December 2018 based on a preliminary estimate of achievement with the remaining 30% paid in March once the bonus calculations were finalized.

Long-Term Equity Incentives

Long-term incentives are provided by equity awards, generally made under the 2007 Plan. The 2007 Plan authorizes the Compensation Committee to grant a variety of types of equity awards, including stock options, stock appreciation rights, restricted stock and RSUs. Long-term equity awards enable our executive officers to maintain an equity interest in the Company, which aligns their financial interests with those of our stockholders.

In January 2018, the Compensation Committee awarded RSUs to our named executive officers for the number of shares set forth in the table below, which were granted effective April 18, 2019, following stockholder approval of the amendment and the restatement of the 2007 Plan.

Name	Number of Securities Underlying RSUs
David Callaway	250,000
Eric Lundberg	200,000
Jeff Davis	120,000

Perquisites and Personal Benefits

In 2018, we did not provide our named executive officers with any perquisites or personal benefits that are not provided to our employees generally. In 2018, like all employees who participated in our 401(k) plan, our named executive officers received matching contributions based on their contributions to our 401(k) plan.

Stock Ownership Guidelines

The Board believes that our executive officers and certain other members of our leadership team should own and hold our common stock to further align their interests with the interests of our stockholders and to further promote our commitment to sound corporate governance. Therefore, the Board adopted the minimum stock ownership guidelines described below that is applicable for our executive officers.

Each of our executive officers, and certain other members of our leadership team as identified by our Compensation Committee, is required to own common stock equal to one times his or her annual base salary as follows. Each person has until the five years from the date that the person is appointed and subject to these guidelines to attain and maintain such ownership levels. For purposes of these guidelines, the value of a share shall be measured as of January 1st of each year based on the closing price on the last day of the prior fiscal year. As of April 1, 2019, all our directors were currently in compliance with the ownership guidelines.

Compensation Agreements with Named Executive Officers

Severance Agreements

On May 18, 2018, following the Compensation Committee’s annual review of executive severance, the Compensation Committee approved new severance agreements for our named executive officers, which provide for the following benefits in the event of a termination without Cause or resignation for Good Reason (each, as defined in the applicable agreement) during a “protective period,” beginning 30 days prior to and ending 18 months following a Transaction (as defined in the applicable agreement): (x) severance payments equal to 18 months of his then-current base salary in the case of David Callaway and Eric Lundberg, and 12 months of her then-current base salary in the case of Ms. de Luna; and (y) Company-paid COBRA premiums for up 18 months in the case of Mr. Callaway and Mr. Lundberg, and for up to twelve months in the case of Ms. de Luna.

In order to receive such severance payments and benefits, each named executive officer is required to execute a release of claims and comply with certain post-termination restrictions, which among other things, include complying with certain non-competition, non-solicitation, non-disparagement and confidentiality provisions. If a named executive officer has a termination of employment other than during the protective period, then the severance protections previously disclosed will apply.

David Callaway – Former Chief Executive Officer

In connection with and effective as of the Closing, David Callaway stepped down as the Company’s Chief Executive Officer given the reduced size of the Company’s operations following the Sale. Upon his departure, Mr. Callaway became entitled to the severance benefits under his Transaction Severance Agreement with the Company following his executing a release of claims. His benefits remain subject to his complying with the post-termination restrictions described above.

 Eric Lundberg – Current Chief Executive Officer and Chief Financial Officer

In connection with Mr. Callaway’s departure, Eric Lundberg was appointed Chief Executive Officer, effective as of the Closing. Mr. Lundberg also continues to serve as Chief Financial Officer. In recognition of the increased duties and responsibilities associated with his appointment as Chief Executive Officer, Mr. Lundberg received an increase in his annual base salary to $450,000, effective as of the Closing. As an incentive for his continued service and dedication to the Company following the Sale, Mr. Lundberg will also have the opportunity to earn: (i) a cash award of $300,000 payable in a single lump sum upon the six (6) month anniversary of the Closing, subject to his continued employment with the Company through such date, (ii) a cash award of $300,000 payable in a single lump sum upon the 12 month anniversary of the Closing, subject to his continued employment with the Company through the six (6) month anniversary of the Closing, and (iii) a cash award of $200,000 payable in 12 monthly installments, with the first installment being made on the first payroll date following the Closing, subject to his continued employment with the Company through each applicable payment date.

Mr. Lundberg will receive the cash awards described in clauses (i) and (ii) above unless he voluntarily terminates without Good Reason (as defined in his Transaction Severance Agreement) prior to the six (6) month anniversary of the Closing. If the Company terminates his employment without Cause (as defined in his Transaction Severance Agreement) or if he resigns for Good Reason, Mr. Lundberg will receive any unpaid portion of the cash awards described in clause (iii) above. If any cash bonus is paid to Mr. Lundberg following his termination of employment, payment of such cash bonus will be conditioned upon his execution of a release of claims and complying with certain post-termination restrictions, which among other things, include complying with certain non-competition, non-solicitation, non-disparagement and confidentiality restrictions. Upon Mr. Lundberg’s termination of employment, he will be entitled to the COBRA benefits described in his Transaction Severance Agreement. In consideration for such benefits, Mr. Lundberg waived his right to resign for Good Reason under his Transaction Severance Agreement in connection with the Sale and his right to resign for Good Reason following the Sale will be determined based on reference to his authority, duties and responsibilities as in effect immediately following the Sale. In addition, Mr. Lundberg will forfeit his right to any severance benefits that are provided for in his Transaction Severance Agreement or any other severance arrangement with the Company.

Margaret de Luna

Effective as of the Closing, Margaret de Luna, President of TheStreet.com, was promoted to President and Chief Operating Officer of the Company. In recognition of the increased duties and responsibilities associated with her promotion to Chief Operating Officer, Ms. de Luna received an increase in her annual base salary to $450,000, effective as of the Closing. As an incentive for her continued service and dedication to the Company following the Sale, Ms. de Luna will also have the opportunity to earn: (i) a cash award of $50,000 payable in a single lump sum upon the six (6) month anniversary of the Closing (the “First Cash Award”) and (ii) a cash award of $50,000 payable in a single lump sum upon the 12 month anniversary of the Closing (the “Second Cash Award” and together with the First Cash Award, the “Cash Awards”), subject in each case to her continued employment with the Company through the applicable payment date.

Payment of the Cash Awards will accelerate upon certain events occurring during the relevant six (6) month period for each Cash Award, including the consummation of the sale or dissolution of the Company’s B2C Business, the sale of the premium subscription business, a termination of her employment without Cause or a resignation for Good Reason (each, as defined in her Transaction Service Agreement) and certain other circumstances. Further, if Ms. de Luna becomes entitled to the severance benefits set forth in her Transaction Severance Agreement with the Company prior to the payment of her annual cash bonus for fiscal year 2019, in addition to such severance benefits, she will receive a pro-rata annual cash bonus for fiscal year 2019 based on the number of days she is employed in fiscal year 2019 by the Company; provided, however, that if her termination of employment occurs after December 31, 2019, then she will instead receive the bonus she would have received for fiscal year 2019, based on actual company performance, provided further that any achievement against her individual performance metric for fiscal year 2019 will not be less than 100% achievement. Ms. de Luna’s severance rights under her Transaction Severance Agreement will become permanent following the Closing rather than expire on 18-month anniversary of the Closing In consideration for such benefits, Ms. de Luna waived her right to resign for Good Reason under her Transaction Severance Agreement in connection with the Sale and her right to resign for Good Reason following the Sale will be determined based on reference to her authority, duties and responsibilities as in effect immediately following the Sale.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consist of Ms. Fay, Chair, Mr. Rendino and Mr. Espy. Each of them is independent and none of them are employees or former employees of the Company. During fiscal year 2018 none of the Company’s executive officers served on the compensation committee (or equivalent) or the board of directors of another entity, an executive officer of which served on the Company’s Compensation Committee or Board.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2019 (except as otherwise noted) by (i) each person who is known by us to beneficially own more than 5% of our outstanding common stock, (ii) each director and nominee for director, (iii) each of the named executive officers and other persons named in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each listed stockholder is c/o TheStreet, Inc., 14 Wall Street, New York, New York 10005. With respect to the beneficial owners of 5% or more of the Company’s common stock, we have relied upon their beneficial ownership reports as filed with the SEC and internal Company records.

The amounts and percentage of our common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The SEC has defined “beneficial” ownership of a security to mean, generally, the possession, including shared possession, directly or indirectly, of voting power or investment power. A shareholder is also deemed to be, as of any date, the beneficial owner of all securities that such shareholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Unless otherwise indicated, we believe that each of the shareholders listed has sole voting and investment power with respect to their beneficially owned shares of our common stock.

The percentages reflect beneficial ownership as of April 15, 2019, as determined under Rule 13d-3 under the Exchange Act and are based on 53,353,310 shares of our common stock outstanding as of that date. In addition, any options exercisable or RSU vesting within 60 days of April 15, 2019 are included in the beneficial ownership of the holder of such option, and the percentage ownership for that holder is calculated by adding the aggregate number of options exercisable or RSUs vesting within 60 days of April 52, 2019 to both the number of shares held by that specific shareholder and the total number of shares outstanding.

Unless otherwise indicated, all ownership interests or voting power referenced herein, either in percentage terms or number of shares, in respect of the Company’s outstanding shares, have been calculated in accordance with Rule 13d-3 under the Exchange Act.

	Shares of Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares	Percent
Five Percent Stockholders:
180 Degree Capital Corp. (2)	8,136,363	15.2
Cannell Capital LLC (3)	5,635,701	10.6
James J. Cramer (4)	3,995,764	7.5
B. Riley Financial, Inc. (5)	3,631,014	6.8
Renaissance Technologies LLC (6)	2,782,158	5.2

Directors and Executive Officers:
Kevin Rendino (7)	8,279,963	15.5
James J. Cramer (4)	3,995,764	7.5
David Callaway (8)	1,175,201	2.2
Larry S. Kramer (9)	1,079,367	2.0
Sarah A. Fay (10)	488,848	*
Eric F. Lundberg	454,804	*
Bowers W. Espy	216,189	*
Margaret de Luna	206,982	*
Betsy L. Morgan	202,002	*
All current directors and executive officers as a group (9 persons) (11)	15,146,983	28.4

*	Represents beneficial ownership of less than 1%.

(1)	Shares owned are as of April 15, 2019, prior to the Company’s ten-for-one reverse stock split, which was effective on April 26, 2019 at 12:01 a.m. ET. The reverse stock split did not alter any stockholder's percentage ownership interest in the Company, except to the extent that the reverse stock split resulted in fractional shares, which were paid for in cash.
(2)	Based solely on information contained in a Schedule 13D filed with the SEC on November 14, 2017, includes (i) 4,636,363 shares held of record by 180 Degree Capital Corp. and (ii) 3,500,000 shares held of record by TheStreet SPV Series, a series of 180 Degree Capital Management. Mr. Rendino is Chief Executive Officer of 180 Degree Capital Corp. and 180 Degree Capital Corp. is the investment manager of TheStreet SPV Series. The principal business address of 180 Degree Capital Corp. and each person or entity listed in this note is 7 N. Willow Street, Suite 4B, Montclair, New Jersey 07042.

(3)	Based solely on information contained in a Form 4 filed by Cannell Capital LLC with the SEC on March 14, 2019. Cannell Capital LLC is the investment adviser to various entities, including Tristan Partners, L.P. and Tristan Offshore Fund, Ltd., that in the aggregate own the above-reported shares. J. Carlo Cannell is the managing member of Cannell Capital and each of Mr. Cannell and Cannell Capital LLC may be deemed to beneficially own the above-reported shares. Mr. Cannell possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company. The principal business address of Cannell Capital LLC is 245 Meriwether Circle, Alta, WY 83414.

(4)	Includes 3,547,431 shares of common stock owned directly by Mr. Cramer and 448,333 shares of common stock owned indirectly by Mr. Cramer through Cramer Partners, LLC. Mr. Cramer has the sole power to vote and the sole power to direct the disposition of the shares of which he is the record owner. Cramer Partners, LLC has the sole power to vote and the sole power to direct the disposition of the shares of which it is the record owner.
(5)	Based solely on information contained in a Schedule 13G jointly filed with the SEC on January 23, 2019 by B. Riley Financial, Inc., B. Riley Capital Management, LLC, B. Riley FBR, Inc., BR Dialectic Capital Management, LLC, and Dialectic Antithesis Partners, LP. The principal business address of B. Riley Financial, Inc. is 21255 Burbank Blvd., Suite 400, Woodland Hills, CA 91367.
(6)	Based solely on information contained in a Schedule 13G filed with the SEC on February 13, 2019, includes 2,660,758 shares of common stock owned directly by Renaissance Technologies LLC and 121,400 shares are owned indirectly by Renaissance Technologies LLC through Renaissance Technologies Holdings Corporation. Renaissance Technologies LLC has the sole power to vote and the shared power to direct the disposition of the shares of which it is the record owner. The principal business address of Renaissance Technologies LLC is 800 Third Avenue, New York, New York 10022.
(7)	Includes (i) the shares listed in footnote (1) above, which are held of record by 180 Degree Capital Corp. and TheStreet SPV Series and (ii) 143,600 shares of common stock owned directly by Mr. Rendino.
(8)	Includes (i) 1,151,201 shares of common stock owned directly by Mr. Callaway and (ii) 24,000 shares of common stock held indirectly by Mr. Callaway through the Callaway Family Trust.
(9)	Includes 8,652 shares of common stock held directly by Mr. Kramer and 1,070,715 shares of common stock held indirectly by Mr. Kramer through Lawrence Kramer and Myla Lerner Revocable Trust.
(10)	Includes 15,000 shares of common stock issuable upon exercise of stock options, which are exercisable within 60 days of April 15, 2019.
(11)	Includes a total of 15,000 shares of common stock issuable upon exercise of stock options, which are exercisable within 60 days of April 15, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Amended and Restated Employment Agreement with James J. Cramer

On November 8, 2017, the Company and James Cramer entered into an amended and restated employment agreement with a new four-year term commencing January 1, 2018 (the “Amended Employment Agreement”). Pursuant to the Amended Employment Agreement, Mr. Cramer will author articles for the Company’s publications, provide online video content for the Company’s websites, participate in events and provide reasonable promotional and other services, subject to his personal and professional availability.

The Amended Employment Agreement provides that Mr. Cramer will not receive a salary or bonus, but he will instead receive a royalty based on the total net revenues of the Company’s consumer subscription products as well as revenues from investor and conference programs, presentations or events offered by the Company in which Mr. Cramer is advertised or serves as a presenter, speaker, participant or panelist. Mr. Cramer’s royalty payment is guaranteed to be at least $2,000,000 per year (a $500,000 decrease from his prior employment agreement), and to satisfy the guarantee, beginning January 1, 2018, the Company began paying Mr. Cramer a semi-monthly draw in an amount equal to $104,167, which assumes an annual royalty payment of $2,500,000. At the end of each year, the Company will prepare a royalty statement and calculate and pay the total royalty payable to Mr. Cramer for such year. To the extent the annual royalty amount exceeds the total monthly draw the Company paid during the period, then such excess amount will be paid to Mr. Cramer. To the extent the total monthly draws paid during the period exceed the annual royalty amount, such excess (up to a maximum of $500,000) shall be recoverable by the Company as set forth in the agreement. In addition, during the term of the Amended Employment Agreement, the Company will pay Mr. Cramer an annual license fee in the amount of $300,000 for the use of his name and likeness, (which remains unchanged from his prior employment agreement) payable in four equal installments of $75,000 on each of January 1, April 1, July 1 and October 1.

Pursuant to the terms of the Amended Employment Agreement, Mr. Cramer was granted RSUs under the Company’s 2007 Plan covering 1,000,000 shares of the Company’s common stock. The RSUs will be payable in shares of common stock and will vest and become payable as to 25% of the shares in four equal installments on December 31 of each of 2018, 2019, 2020 and 2021, respectively, subject to Mr. Cramer’s continued service through each such vesting date and other terms as set forth in the applicable award agreement. Upon (i) the consummation of a “change of control” of the Company (as defined in the 2007 Plan), (ii) a termination of Mr. Cramer’s employment by the Company without “cause” or (iii) Mr. Cramer’s resignation for “good reason” (as such terms are defined in the Amended Employment Agreement or the award agreement, as applicable), all of the unvested RSUs held by Mr. Cramer will become fully vested.

Mr. Cramer has agreed that, during the term of the Amended Employment Agreement, Mr. Cramer will not author articles or columns for any other digital financial publication that competes with the Company without first obtaining the Company’s consent. In addition, if, during the term of the Amended Employment Agreement, either the Company terminates Mr. Cramer’s employment for cause or Mr. Cramer resigns without good reason, such restrictions shall continue to apply for a period of 18 months following his termination date. In addition, subject to certain exceptions, during the term of the Amended Employment Agreement and for a period of 18 months after the termination of his employment, Mr. Cramer will not solicit for employment, in any business enterprise or activity, any person who was employed by the Company during the six months prior to his termination date.

The Amended Employment Agreement may be terminated by the Company for cause, by Mr. Cramer for good reason, upon Mr. Cramer’s death or disability, upon the dissolution or liquidation of the Company, or by Mr. Cramer for specified events provided under the employment agreement.

Other than as described above, the provisions of Mr. Cramer’s prior employment agreement generally continue.

In determining Mr. Cramer’s compensation, the Compensation Committee, among other things, considered:

•	Mr. Cramer’s unique role as the founder of the Company;

•	His status as a well-known American television personality and author of financial advice;

•	His development of the Company’s brand;

•	The competitive pay for similarly situated individuals; and

•	The recommendations of Frederick W. Cook, an independent compensation consultant.

Based on the foregoing, the Compensation Committee determined that the compensation terms described above were necessary and appropriate.

In 2018, Mr. Cramer received an aggregate of $2,800,000 in cash compensation pursuant to the agreement, which includes $2,500,000 in royalty payments and the $300,000 licensing fee. In addition, Mr. Cramer’s RSUs vested in full upon the Closing as the Sale was a change in control under the 2007 Plan.

Independence of Directors

The Board has determined that five of its current seven members are “independent” as that term is described under listing requirements of Nasdaq. Under these standards, a director is not independent if the director has certain specified relationships with the Company or any other relationship, which in the opinion of the Board would interfere with the director’s exercise of independent judgment as a director. The independent directors are: Mr. Espy, Mr. Rendino, Ms. Fay, Ms. Morgan, and Mr. Kramer.

Item 14. Principal Accounting Fees and Services.

Fees of Independent Registered Public Accountants

The Company’s independent registered public accounting firm was BDO USA, LLP for fiscal years ended December 31, 2018 and 2017. The following table sets forth the aggregate fees billed to the Company by BDO USA, LLP for services rendered with respect to such fiscal years:

	2018	2017
Audit Fees (1)	$808,850	$542,056
Audit-Related Fees	—	—
Tax Fees (2)	175,052	170,853
All Other Fees	—	—
Total Fees	$983,902	$712,909

(1)	In accordance with SEC rules, audit fees are fees that the Company paid to its independent registered public accounting firm for the audit of the Company’s annual financial statements included in the Annual Report on Form 10-K and review of financial statements included in the Quarterly Reports on Form 10-Q, for the audit of the Company’s internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.

(2)	Tax fees for 2018 relate to (i) preparation and filing of the Company’s fiscal 2017 tax returns, as well as fees billed for professional services and tax compliance, tax advice and tax planning and (ii) diligence related to the sale transaction activity in 2018. Tax fees for 2017 relate to (i) preparation and filing of the Company’s fiscal 2016 tax returns, as well as fees billed for professional services and tax compliance, tax advice and tax planning and (ii) assistance with a sales and use tax audit, and tax restructuring and a transfer pricing study related to Management Diagnostics Limited.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves, on a case-by-case basis, all audit, review or attest services and permitted non-audit services (including the fee arrangements and terms in respect of such services) to be performed by the Company’s independent registered public accounting firm prior to its engagement to perform such services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)-(2) Financial Statements and Schedules:

(i) All financial statements of the Registrant are included in the Original Form 10-K and Amendment No. 1.

(ii) All financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto included in the Original Form 10-K and Amendment No. 1.

(a)(3) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14(a) Certification of CEO/CFO. Filed herewith.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TheStreet, Inc.

Date: April 30, 2019	By:	/s/ Eric Lundberg
	Name:	Eric Lundberg
	Title:	Chief Executive Officer and Chief Financial Officer