Form 10-QT
period 2019-03-31
THESTREET, INC.
filed 2019-05-15
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QT

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number 000-25779

THESTREET, INC.

(Exact name of Registrant as specified in its charter)

Delaware	06-1515824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14 Wall Street

New York, New York 10005

(Address of principal executive offices, including zip code)

(212) 321-5000

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, par value $0.01 per share	TST	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of May 13, 2019
Common Stock, par value $0.01 per share	6,407,273

TheStreet, Inc.

Form 10-QT

As of and for the Three Months Ended March 31, 2019

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QT contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional risk factors may be described from time to time in our future filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

Unless the context suggests otherwise, specifically, references in this Quarterly Report to “TheStreet,” the “Company,” “we,” “us” and “our” refer to TheStreet, Inc. and its consolidated subsidiaries.

Part I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements.

THESTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
assets
Current Assets:
Cash and cash equivalents	$117,991,200	$37,029,262
Accounts receivable, net of allowance for doubtful accounts of $210,493 as of March 31, 2019 and $200,935 as of December 31, 2018	2,433,426	2,303,937
Other receivables, net	4,552,062	3,759,209
Prepaid expenses and other current assets	1,438,351	1,934,305
Current assets of discontinued operations	—	3,182,655
Total current assets	126,415,039	48,209,368

Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $5,567,690 as of March 31, 2019 and $5,418,726 as of December 31, 2018	676,856	689,435
Marketable securities	1,850,000	1,850,000
Right of use lease assets	1,492,791	—
Other assets	19,818	31,396
Other intangible assets, net of accumulated amortization of $7,754,297 as of March 31, 2019 and $7,386,632 as of December 31, 2018	3,160,724	3,038,411
Deferred tax asset	—	16,416,749
Restricted cash	500,000	500,000
Noncurrent assets of discontinued operations	—	15,006,333
Total assets	$134,115,228	$85,741,692

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,194,181	$2,350,618
Accrued expenses	4,684,362	2,674,250
Deferred revenue	10,725,477	9,747,108
Lease liability	1,732,332	—
Other current liabilities	970,674	648,554
Current liabilities of discontinued operations	—	13,217,639
Total current liabilities	20,307,026	28,638,169
Noncurrent Liabilities:
Lease liability	1,342,235	—
Other noncurrent liabilities	809,240	1,325,568
Noncurrent liabilities of discontinued operations	—	209,498
Total liabilities	22,458,501	30,173,235

Stockholders’ Equity:
Common Stock; $0.01 par value; 10,000,000 shares authorized; 6,203,150 shares issued and 5,230,384 shares outstanding as of March 31, 2019, and 5,758,623 shares issued and 4,974,127 shares outstanding as of December 31, 2018	620,315	575,862
Additional paid-in capital	267,851,390	262,037,815
Accumulated other comprehensive loss	—	(5,418,635)
Treasury stock at cost; 972,766 shares as of March 31, 2019 and 784,496 shares as of December 31, 2018	(17,955,616)	(13,754,559)
Accumulated deficit	(138,859,362)	(187,872,026)
Total stockholders’ equity	111,656,727	55,568,457
Total liabilities and stockholders’ equity	$134,115,228	$85,741,692

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Total revenue	$6,688,985	$6,671,203
Operating expense:
Cost of services	3,418,136	3,589,841
Sales and marketing	2,099,993	2,045,426
General and administrative	3,173,083	3,281,299
Depreciation and amortization	500,161	440,254
Accelerated equity vesting	2,930,889	—
Restructuring and other charges	2,902,019	—
Total operating expense	15,024,281	9,356,820
Operating loss	(8,335,296)	(2,685,617)
Net interest income	378,354	16,915
Loss before income taxes from continuing operations	(7,956,942)	(2,668,702)
Income from discontinued operations	18,456	1,501,320
Gain on sale of business, net of tax	54,057,710	—
Income (loss) before income taxes	46,119,224	(1,167,382)
Benefit for income taxes	2,893,440	485,672
Net income (loss) attributable to common stockholders	$49,012,664	$(681,710)

Net income (loss) per share:
Basic net income (loss) attributable to common stockholders:
Continuing operations	$(0.99)	$(0.44)
Discontinued operations	10.61	0.30
Basic net income (loss) per share	$9.62	$(0.14)

Diluted net income (loss) attributable to common stockholders:
Continuing operations	$(0.97)	$(0.44)
Discontinued operations	10.32	0.30
Diluted net income (loss) per share	$9.35	$(0.14)

Weighted average basic shares outstanding	5,095,371	4,918,469
Weighted average diluted shares outstanding	5,242,072	4,918,469

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Net income (loss)	$49,012,664	$(681,710)
Reclassification of currency translation adjustment included in gain on sale of business	5,418,635	—
Unrealized gain on marketable securities	—	68,805
Foreign currency translation gain	—	357,508
Comprehensive income (loss)	$54,431,299	$(255,397)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	56,891,551	$568,916	$259,569,737	$(4,845,650)	(7,710,089)	$(13,484,924)	$(206,861,278)	$34,946,801
Unrealized gain on marketable securities				68,805				68,805
Foreign currency translation gain				357,508				357,508
Exercise and issuance of equity grants	9,174	91	(91)		(2,841)	(3,874)		(3,874)
Stock repurchase					(1,105)	(1,415)		(1,415)
Stock-based consideration for services			340,366					340,366
Capitalized commissions							773,801	773,801
Net loss							(681,710)	(681,710)

Balance at March 31, 2018	56,900,725	$569,007	$259,910,012	$(4,419,337)	(7,714,035)	$(13,490,213)	$(206,769,187)	$35,800,282

Balance at December 31, 2018	5,758,623	$575,862	$262,037,815	$(5,418,635)	(784,496)	$(13,754,559)	$(187,872,026)	$55,568,457
Reclassification of currency translation adjustment included in gain on sale of business				5,418,635				5,418,635
Exercise and issuance of equity grants	444,527	44,453	2,120,270		(188,270)	(4,201,057)		(2,036,334)
Stock-based consideration for services			3,693,305					3,693,305
Capitalized commissions
Net income							49,012,664	49,012,664

Balance at March 31, 2019	6,203,150	$620,315	$267,851,390	$—	(972,766)	$(17,955,616)	$(138,859,362)	$111,656,727

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$49,012,664	$(681,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of business, net of tax	(54,057,710)	—
Stock-based compensation expense	3,693,305	340,366
Provision for doubtful accounts	832	18,776
Lease abandonment	995,989	—
Depreciation and amortization	851,566	1,194,679
Deferred taxes	(2,906,790)	108,969
Deferred rent	—	16,555
Changes in operating assets and liabilities:
Accounts receivable	(1,689,408)	(398,853)
Other receivables	(98,611)	133,792
Prepaid expenses and other current assets	403,115	(402,278)
Right of use asset	240,493	—
Other assets	(152,933)	(8,612)
Accounts payable	(524,477)	(16,327)
Accrued expenses	(132,272)	(1,129,949)
Deferred revenue	3,142,104	3,128,414
Other current liabilities	754,692	54,103
Lease liability	(314,124)	—
Other liabilities	77,322	—
Net cash (used in) provided by operating activities	(704,243)	2,357,925

Cash Flows from Investing Activities:
Proceeds from sale of business, net	84,396,626	—
Capital expenditures	(814,268)	(831,849)
Net cash provided by (used in) investing activities	83,582,358	(831,849)

Cash Flows from Financing Activities:
Cash dividends paid on Common Stock	—	(68,162)
Net proceeds from the exercise of stock options	323,165	—
Shares withheld on RSU vesting to pay for withholding taxes	(2,359,499)	(3,874)
Share repurchase	—	(1,415)
Net cash used in financing activities	(2,036,334)	(73,451)

Effect of foreign exchange rate changes on cash and cash equivalents	120,157	86,094

Net increase in cash, cash equivalents and restricted cash	80,961,938	1,538,719
Cash, cash equivalents and restricted cash beginning of period	37,529,262	12,184,817
Cash, cash equivalents and restricted cash end of period	$118,491,200	$13,723,536

Supplemental noncash disclosure:
Right-of-use assets obtained in exchange for operating lease liability	$4,139,640	$—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

TheStreet, Inc. is a leading financial news and information provider. Our content and products provide individual investors with actionable information from the worlds of finance and business. The Company’s flagship brand, The Street (www.thestreet.com) has produced unbiased business news and market analysis for individual investors for more than 20 years.

From time to time, the Board of Directors and our senior management team review and evaluate strategic opportunities and alternatives as part of a long-term strategy to increase stockholder value. Following the realignment of our capital structure in November 2017, the Board focused on a review of the Company’s diverse businesses and in June 2018 sold its RateWatch business for $33.5 million to S&P Global. The Company most recently sold its business-to-business, or B2B, units, The Deal and BoardEx, for $87.3 million to Euromoney Institutional Investor PLC, which closed in February 2019 (the “B2B Sale”). As a result of these dispositions, these business units have been reported as discontinued operations in our Condensed Consolidated Statements of Operations, and the related assets and liabilities have been presented as discontinued operations in the Condensed Consolidated Balance Sheets.

Following the B2B Sale, we continue to own and operate our business-to-consumer, or B2C, business, which is led by our namesake website, TheStreet.com, and includes our free editorial content and houses our premium subscription products that target varying segments of the retail investing public. Our remaining business primarily generates revenue from premium subscription products, advertising and event revenue. We will continue to execute on our business plan for the B2C business, while also considering all potential strategic options with respect to the remaining business. We intend to continuously review our expenses and remove costs where appropriate.

On April 3, 2019, the Company announced that its Board of Directors had declared a special cash distribution in the amount of approximately $94.3 million or $17.70 per share ($1.77 per share prior to the reverse stock split discussed below), paid on April 22, 2019 to stockholders of record on April 15, 2019. In connection with the distribution, the Board of Directors also approved a 10-for-1 reverse stock split of the Company’s common stock effective prior to the opening of trading on April 26, 2019. All share amounts and per share amounts within this Form 10-QT have been adjusted for this stock split. Additionally, the Company changed its fiscal and tax year to a March 31 year-end. As such, the Company’s next fiscal year will run from April 1, 2019 through March 31, 2020. As a result of the change in fiscal year-end, this document reflects the Company’s Transition Report on Form 10-QT for the period from January 1, 2019 through March 31, 2019.

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheet as of March 31, 2019, the condensed consolidated statements of operations, comprehensive income (loss) and statements of stockholders’ equity for the three months ended March 31, 2019 and 2018, and the condensed statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of March 31, 2019, its results of consolidated operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The financial data and other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2020 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was initially filed with the SEC on March 15, 2019 and subsequently amended on March 21, 2019 solely to correct certain clerical errors and on April 30, 2019 solely to include the information required by Part III of Form 10-K, other than the adoption of ASU 2016-02 “Leases” on January 1, 2019. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018. Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. The consolidated balance sheet as of December 31, 2018 included herein was derived from the audited financial statements as of that date but does not include all disclosures required by GAAP.

The Company has evaluated subsequent events for recognition or disclosure.

Recently Issued Accounting Pronouncements

On January 1, 2019, we adopted ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases and providing significant new disclosures about our leasing activities. The Company’s financial position for reporting periods beginning on or after January 1, 2019 are presented under the new guidance, while prior periods are not adjusted and continue to be reported in accordance with previous guidance as provided for in the alternative transition approach under ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements. Upon adoption on January 1, 2019, we recognized lease liabilities of approximately $5.1 million, of which $1.7 million was held for sale, with corresponding ROU assets of $4.2 million, of which $1.6 million was held for sale, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The difference between the lease liability and ROU asset upon adoption is attributable to the offset of existing deferred rent liability against the ROU asset.

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

2.	DIVESTITURES

Sale of RateWatch

On June 20, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with S&P Global Market Intelligence Inc., an affiliate of S&P Global Inc.(“S&P”), pursuant to which the Company agreed to sell the assets comprising its RateWatch business to S&P for an aggregate consideration of $33.5 million in cash. Of the purchase price, $3,350,000 was placed in escrow to secure S&P’s rights to indemnification and their right to any post-closing adjustment in its favor. This escrow amount is included within other receivables on the Company’s balance sheet.

Operating results for the RateWatch business, which have been previously included in the Business to Business Segment, have now been reclassified as discontinued operations for all periods presented.

Gain on the sale of RateWatch amounted to $23.6 million, net of a tax expense of $4.9 million, was calculated as the selling price less direct costs to complete the transaction. Included in such costs is approximately $568 thousand pertaining to certain employee costs that were assumed by the Company as part of the transaction.

The following table presents the discontinued operations of RateWatch in the March 31, 2018 Condensed Consolidated Statement of Operations. These amounts exclude previously allocated corporate overhead costs.

Three Months
Ended
March 31, 2018
Net revenue	$2,133,684
Operating expense:
Cost of services	455,731
Sales and marketing	331,692
General and administrative	161,855
Depreciation and amortization	87,073
Total operating expense	1,036,351
Operating income	$1,097,333
Income tax expense	(328,263)
Net income	769,070

The following table presents the discontinued operations of RateWatch in the March 31, 2018 Condensed Consolidated Statements of Cash Flows:

Three Months Ended
March 31, 2018
Net cash provided by operating activities	$1,448,343
Net cash used in investing activities	(4,339)
Net increase in cash, cash equivalents and restricted cash	$1,444,004

Sale of B2B Business

On February 14, 2019, TheStreet sold its B2B business to Euromoney Institutional Investor PLC for $87.3 million. As part of the sale, a portion of the proceeds amounting to $620 thousand was placed in escrow and the Company recognized approximately $3.3 million in deal related costs, of which $2.3 million was paid during the period ended March 31, 2019. The decision to sell the B2B business was part of the Board’s continuous review of strategic alternatives to enhance shareholder value.

Operating results for the B2B business have now been reclassified as discontinued operations for all periods presented.

The following table presents the discontinued operations of our B2B business in the Consolidated Balance Sheets:

ASSETS	December 31, 2018
Current Assets:
Accounts receivable, net	$2,585,227
Other receivables, net	42,344
Prepaid expenses and other current assets	555,084
Total Current Assets	3,182,655
Noncurrent Assets:
Property and equipment, net	561,593
Other assets	1,132,992
Goodwill	2,016,417
Other intangibles, net	9,423,005
Deferred tax asset	1,634,222
Total Assets	$17,950,884

LIABILITIES
Current Liabilities:
Accounts payable	$446,237
Accrued expenses	1,287,970
Deferred revenue	11,440,212
Other current liabilities	43,220
Total Current Liabilities	13,217,639
Noncurrent Liabilities:
Other liabilities	209,498
Total Liabilities	$13,427,137

The following table presents the discontinued operations of our B2B business in the Consolidated Statement of Operations:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net revenue	$3,015,023	$5,903,940
Operating expense:
Cost of services	1,113,850	1,871,231
Sales and marketing	786,069	1,435,432
General and administrative	417,374	886,991
Depreciation and amortization	351,405	667,350
Acceleration of equity awards	321,584	—
Total operating expense	2,990,282	4,861,004
Operating income	24,741	1,042,936
Interest income	768	1,861
Provision for income taxes	(7,053)	(312,547)
Net income	$18,456	$732,250

The following table presents the discontinued operations of our B2B business in the Consolidated Statements of Cash Flows:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$696,075	$1,717,215
Net cash used in investing activities	(247,483)	(469,355)
Net increase in cash, cash equivalents and restricted cash	$448,592	$1,247,860

3.	REVENUES

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

Nature of our Services

Our current business consists of consumer subscription revenue primarily comprised of subscriptions that provide access to securities investment information and stock market commentary. The consumer business also generated advertising revenue which is comprised of fees charged for the placement of advertising and sponsorships, primarily within TheStreet.com website. Other revenue from the consumer business is primarily composed of events/conferences, information services and other miscellaneous revenue. Prior to the sale of The Deal and BoardEx, our business-to-business operations generated subscription revenue primarily comprised of subscriptions that provide access to director and officer profiles, relationship capital management services and transactional information pertaining to the mergers and acquisitions environment.

We provide subscription and advertising services on a global basis to a broad range of clients. Our principal source of revenue is derived from fees for subscription services sold on an annual or monthly basis. We measure revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as, the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

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

2)	Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised services, the Company must apply its judgment to determine whether promised services are capable of being distinct in the context of the contract. If these criteria are not met, the promised services are accounted for as a combined performance obligation.

3)	Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring services to the customer.

4)	Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. However, if a series of distinct services that are substantially the same qualifies as a single performance obligation in a contract with variable consideration, the Company must determine if the variable consideration is attributable to the entire contract or to a specific part of the contract. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct service that forms part of a single performance obligation. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price by taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

5)	Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer.

Substantially all of our revenue is recognized over time as the services are performed. For subscriptions, revenue is recognized ratably over the subscription period. For advertising, revenue is recognized as the advertisement is displayed, provided that collection of the resulting receivable is reasonably assured.

The following table presents our revenues disaggregated by revenue discipline.

	For the Three Months Ended
	March 31,
	2019	2018
Subscription	$4,942,736	$4,675,258
Advertising	1,548,315	1,699,592
Other	197,934	296,353
Total Revenue	$6,688,985	$6,671,203

Deferred Revenues

We record deferred revenues when cash payments are received in advance of our performance, primarily for subscription revenues. The increase in deferred revenues for the three months ended March 31, 2019 is primarily driven by cash payments received in advance of satisfying our performance obligations.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606. The Company elected to use the portfolio method in the calculation of the deferred contract costs.

4.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of checking accounts and money market funds. As of March 31, 2019 and December 31, 2018, marketable securities consist of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.9 million. With the exception of the ARS, Company policy limits the maximum maturity for any investment to three years. The ARS mature in the year 2038. The Company accounts for its marketable securities in accordance with the provisions of ASC 320-10. The Company classifies these securities as available for sale and the securities are reported at fair value. The securities are currently valued at their full purchase price. If there were any unrealized gains or losses, they would be recorded as a component of accumulated other comprehensive gain (loss) and excluded from net income as they are deemed temporary. Additionally, as of March 31, 2019 and December 31, 2018, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$117,991,200	$37,029,262
Marketable securities	1,850,000	1,850,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$120,341,200	$39,379,262

On February 14, 2019, the Company sold its B2B business to Euromoney Institutional Investor PLC for $87.3 million, contributing to the difference in cash and cash equivalents as of March 31, 2019 compared to December 31, 2018.

On April 22, 2019, the Company made a special cash distribution of approximately $94.3 million, or $17.70 per share ($1.77 per share prior to the 10-for-1 reverse stock split effected on April 26, 2019), to stockholders of record on April 15, 2019.

5.	FAIR VALUE MEASUREMENTS

The Company measures the fair value of its financial instruments in accordance with ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels which are described below:

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

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of March 31, 2019
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$117,991,200	$117,991,200	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,850,000	—	—	1,850,000
Total at fair value	$120,341,200	$118,491,200	$—	$1,850,000

	As of December 31, 2018
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$37,029,262	$37,029,262	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,850,000	—	—	1,850,000
Total at fair value	$39,379,262	$37,529,262	$—	$1,850,000

(1)	Cash, cash equivalents and restricted cash, totaling approximately $118.5 million and $37.5 million as of March 31, 2019 and December 31, 2018, respectively, consist primarily of checking accounts and money market funds for which we determine fair value through quoted market prices.

(2)	Marketable securities include two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.9 million as of March 31, 2019 and December 31, 2018. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. Due to events in credit markets, the auction events, which historically have provided liquidity for these securities, have been unsuccessful. The result of a failed auction is that these ARS holdings will continue to pay interest in accordance with their terms at each respective auction date; however, liquidity of the securities will be limited until there is a successful auction, the issuer redeems the securities, the securities mature or until such time as other markets for these ARS holdings develop. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity of the investment, and forecast the probability of issuer default, auction failure and a successful auction at par, or a redemption at par, for each future auction period. Temporary impairment charges are recorded in accumulated other comprehensive loss, whereas other-than-temporary impairment charges are recorded in our consolidated statement of operations. As of March 31, 2019, the Company determined there was no decline in the fair value of its ARS investments from its cost basis.

The following tables provide a reconciliation of the beginning and ending balance for the Company’s assets and liabilities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance December 31, 2018	$1,850,000
Change in fair value of investment	—
Balance March 31, 2019	$1,850,000

6.	STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2019 and 2018 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the periods ended March 31, 2019 and 2018 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. The Company estimates forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no options granted during the three months ended March 31, 2019. The weighted-average grant date fair value per share of stock option awards granted during the three months ended March 31, 2018 was $4.90 using the Black-Scholes model with the following weighted-average assumptions:

Expected option lives	3.5 years
Expected volatility	42.67%
Risk-free interest rate	2.05%
Expected dividend yield	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. There were no restricted stock units awarded during the three months ended March 31, 2019. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended March 31, 2018 was $14.70.

At the Company’s May 2018 Board meeting, the number of shares available for grant was increased by 520 thousand shares.

With the sale of our B2B business, the Company’s Board of Directors accelerated the vesting of all outstanding stock options and restricted stock units as of the closing of the sale, or February 14, 2019, under a change of control clause.

As of March 31, 2019, there remained approximately 340 thousand shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded approximately $3.7 million and $340 thousand of stock-based compensation for the three-month periods ended March 31, 2019 and 2018, respectively. The March 31, 2019 expense was primarily driven by the accelerated vesting of all outstanding stock option and restricted stock unit grants due to a change of control clause in the terms of the awards, which was triggered by the sale of our B2B business.

A summary of the activity of the 2007 Plan and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2018	371,888	$12.90
Options granted	—	$—
Options exercised	(160,028))	$12.90
Options forfeited	—	$—
Options expired	(1,462)	$23.70
Awards outstanding at March 31, 2019	210,398	$12.80	$2,204	1.71
Awards outstanding, vested and expected to vest at March 31, 2019	210,398	$12.80	$2,204	1.71
Awards exercisable at March 31, 2019	210,398	$12.80	$2,204	1.71

A summary of the activity of the 2007 Plan pertaining to grants of restricted stock units is as follows:

	Shares Underlying Awards	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at December 31, 2018	284,499
Restricted stock units granted	—
Restricted stock units settled by delivery of Common Stock upon vesting	(284,499)
Restricted stock units forfeited	—
Awards outstanding at March 31, 2019	—	$—	—
Awards expected to vest at March 31, 2019	—	$—	—

A summary of the status of the Company’s unvested stock-based awards as of March 31, 2019 and changes in the three months then ended is as follows:

Unvested Awards	Number of Shares	Weighted Average Grant Date Fair Value
Shares underlying awards unvested at December 31, 2018	345,905	$14.70
Shares underlying options vested	(61,406)	$4.00
Shares underlying restricted stock units settled by delivery of Common Stock upon vesting	(284,499)	17.00
Shares underlying awards unvested at March 31, 2019	—	$—

For the three months ended March 31, 2019 and 2018, the total fair value of stock option awards vested was approximately $248 thousand and $109 thousand respectively. For the three months ended March 31, 2019 and 2018, the total intrinsic value of options exercised was $1.6 million and $0, respectively (there were no options exercised during the three months ended March 31, 2018), yielding $323 thousand of cash proceeds to the Company. For the three months ended March 31, 2019 there were no stock options granted. For the three months ended March 31, 2018, approximately 300 stock options were granted. For the three months ended March 31, 2019 there were no restricted stock units granted. For the three months ended March 31, 2018, approximately 113 thousand restricted stock units were granted. For the three months ended March 31, 2019 and 2018, approximately 284 thousand and 900 shares, respectively, were issued under restricted stock unit grants. For the three months ended March 31, 2019 and 2018, the total intrinsic value of restricted stock units that vested was approximately $6.2 million and $13 thousand respectively. As of March 31, 2019, the total intrinsic value of awards outstanding was $0. As of March 31, 2018, the total intrinsic value of awards outstanding was approximately $4.8 million. As of March 31, 2019, there was no unrecognized stock-based compensation expense remaining to be recognized.

7.	STOCKHOLDERS’ EQUITY

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s Common Stock (the “Program”). Purchases may be made in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any purchases. The timing and amount of any purchases will be determined by the Company’s management based upon its evaluation. The Program does not obligate the Company to purchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended March 31, 2019, the Company did not purchase any shares of Common Stock under the Program. During the three months ended March 31, 2018, and since the Program’s inception in November 2017, the Company purchased a total of 111 shares of Common Stock under the Program at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the three months ended March 31, 2019, 188,270 shares were withheld in settlement of the exercise of stock options and vested restricted stock units. Through March 31, 2019, the Company withheld an aggregate of 406,153 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 21,161 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend and will continue to evaluate the uses of its cash in connection with planned investments in the business. In April 2019, the Board of Directors approved a one-time dividend to distribute cash received from the sale of RateWatch, The Deal and BoardEx to the company’s shareholders.

8.	LEGAL PROCEEDINGS

From time to time, the Company may be party to legal proceedings arising in the ordinary course of business or otherwise. Currently, there are no legal proceedings which are deemed material.

9.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net income (loss) per share. Potential common shares consist of unvested restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the three months ended March 31, 2018, approximately 474 thousand unvested restricted stock units and vested and unvested stock options were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation.

	For the Three Months Ended
	March 31,
	2019	2018
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$49,012,664	$(681,710)
Denominator:
Weighted average basic shares outstanding	5,095,371	4,918,469
Weighted average diluted shares outstanding	5,242,072	4,918,469

Net loss per share:
Basic net income (loss) attributable to common stockholders	$9.62	$(0.14)
Diluted net income (loss) attributable to common stockholders	$9.35	$(0.14)

10.	INCOME TAXES

The income tax benefit from continuing operations for the three months ended March 31, 2019 was approximately $2.9 million and reflects an effective tax rate of approximately 36.4%, as compared to a benefit of approximately $486 thousand for the three months ended March 31, 2018 reflecting an effective tax rate of approximately 18.2%. The income tax provision for the three months ended March 31, 2019 was prepared on a discrete basis since for both income tax and financial reporting purposes the Company has elected to change its year end to March 31.

The Company’s effective tax rate (ETR) for the three months ended March 31, 2019 was primarily impacted by state taxes and the vesting and exercise of shares of common stock. The Company’s ETR for the three months ended March 31, 2018 was primarily impacted by state taxes and the movement in the deferred tax liability related to the tax amortization of goodwill. For both years the Company recorded a benefit for the loss in continuing operations since such current period losses were used to reduce the gain reported in discontinued operations. Generally, the tax effect of income from continuing operations should be determined without considering the tax effect of items that are not included in continuing operations. The exception in ASC 740-20-45-7 requires that the gain recorded in discontinued operations be considered when determining the amount of benefit allocable to continuing operations.

For U.S. income tax purposes, the sale of BoardEx and The Deal is treated as an asset sale and is primarily offset by net operating losses (“NOLs”) with the exception of certain state jurisdictions where the Company had insufficient NOLs on hand to fully offset the related tax incurred. The sale of BoardEx UK and BoardEx India has no tax effect on the Company, as the disposal of these subsidiaries were treated as a stock sale in their respective foreign jurisdictions. As a result of the sale, the Company utilized $22 million of domestic deferred tax assets of which were primarily attributable to $14.7 million of federal NOLs, $3.2 million of state NOLs and $3.8M of deferred tax assets related to intangibles and goodwill. In addition, as a result of the disposal of BoardEx UK and BoardEx India, $1.6 million of foreign deferred tax assets and attributes at December 31, 2018 were removed from the Company’s balance sheet.

In December 2018, the Company released $16.4 million of valuation allowance based on projected future taxable income which is primarily attributable to the sale of BoardEx and The Deal on February 13, 2019. During the three months ended March 31, 2019 the Company released valuation allowance of $1.9 million primarily attributable to changes in estimates and information available at the reporting date of the 2018 Form 10K. Specifically, subsequent to the filing of the 2018 Form 10K, the Company elected to change both their tax and financial reporting years to March 31. As a result, the tax provision for the three months ended March 31, 2019 is recorded discretely and therefore the Company is no longer able to utilize any losses projected to be generated after March 31, 2019, of which were included in assessing the need for a valuation allowance as of December 31, 2018. As of March 31, 2019, the Company maintains a full valuation allowance against the net deferred tax assets as the Company does not believe the realization of such assets is more likely than not as a result of future projected losses.

The ability of the Company to utilize its U.S. NOLs in full to reduce future taxable income may become subject to various limitations under Section 382 of the Internal Revenue Code of 1986 (“IRC”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase and sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% of the beneficial ownership of the Company. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of these carryforwards that can reduce future taxable income. The Company had previous ownership changes in 2000 and 2007. The annual limitation imposed under the 2000 ownership change expired in 2013 and the limitation imposed by the 2007 ownership change ended in 2014. Both annual limitations on the ability to utilize NOL’s has ended.

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

The Company recorded an expense of $45 thousand related to state income tax nexus pursuant to ASC 740-10 for the year ended December 31, 2018. The Company did not record additional expense in March 31, 2019. To the extent these unrecognized tax benefits are ultimately settled, $45 thousand will impact the Company’s effective tax rate in a future period. The Company does not expect any significant change to the reserve over the next 12 months.

11.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all of its cash, cash equivalents and restricted cash in federally insured financial institutions and performs periodic evaluations of the relative credit standing of these institutions. As of March 31, 2019 and 2018, the Company’s cash, cash equivalents and restricted cash primarily consisted of checking accounts and money market funds.

For the three months ended March 31, 2019 and 2018, no individual client accounted for 10% or more of consolidated revenue. As of March 31, 2019, one individual client accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2018, one individual client accounted for more than 10% of our gross accounts receivable balance.

The Company’s customers are primarily concentrated in the United States, and we carry accounts receivable balances. The Company performs ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, actual losses have been within management’s expectations.

12.	RESTRUCTURING AND OTHER CHARGES

During the three months ended March 31, 2019, the Company sold its institutional business and incurred restructuring costs as follows:

Severance and benefits	$1,607,040
Office abandonment charges	995,989
Other	298,990
$2,902,019

Included in employee severance and benefits above is a total of approximately $845 thousand related to our former CEO.

13.	OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Deferred revenue	$809,240	$865,167
Deferred rent	—	460,401
Total other liabilities	$809,240	$1,325,568

14.	LEASES

The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 2 years, subject to certain renewal options as applicable. Current leases include our office space in New York, and also amounts for other miscellaneous office equipment.

Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and nonlease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.

Our lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach to derive an appropriate imputed discount rate. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived an imputed rate, which was used in a portfolio approach to discount its real estate lease liabilities. We used the incremental borrowing rate on December 31, 2018 for all leases that commenced prior to that date.

There was no sublease rental income for the three months ended March 31, 2019, the Company is not the lessor in any lease arrangement, and no related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three months ended March 31, 2019:

Three Months Ended
Components of total lease cost:	March 31, 2019
Operating lease expense	$413,809
Variable lease cost	80,147
Total lease cost	$493,956

The Company recorded an impairment charge of $735,900 for the Right Of Use (“ROU”) asset for the New York office space, and also wrote-off $233,140 of fixed assets and leasehold improvements related to the abandonment of a portion of that office space. Further, the Company abandoned two California office properties and wrote off the ROU assets of about $27 thousand. The impairment charge contemplated an estimate of sub-lease income, however such an arrangement has not yet been executed. The impairment charge has been included in restructuring expenses as of the period ended March 31, 2019.

Lease Position as of March 31, 2019

Right of use lease assets and lease liabilities for our operating leases were recorded in the condensed consolidated balance sheet as follows:

As of
March 31, 2019
Assets
Lease assets	$2,228,691
Impairment	(735,900)
Total lease assets	$1,492,791

Liabilities
Current liabilities:
Lease liability	$1,732,332
Noncurrent liabilities:
Noncurrent lease liability	1,342,235
Total lease liability	$3,074,567

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of March 31, 2019:

Weighted average remaining lease term (in years) – operating leases	1.74 years
Weighted average discount rate – operating leases	5.5%

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating leases for the three months ended March 31, 2019:

Three Months Ended
Cash paid for amounts included in the measurement of lease liabilities:	March 31, 2019

Operating cash flows for operating leases	$505,029
Supplemental non-cash amounts of lease liabilities arising from obtaining right of use assets	$5,223,756
Supplemental non-cash amounts of lease liabilities transferred in conjunction with sale	$1,675,735

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the condensed consolidated balance sheet as of March 31, 2019, for the following five fiscal years and thereafter were as follows:

As of
March 31, 2019
2019 - Remaining	$1,399,970
2020	1,830,928
Total future minimum lease payments	3,230,898
Less effects of discounting	156,331
Present value of future minimum lease payments	$3,074,567

15.	SUBSEQUENT EVENTS

On April 3, 2019, the Company announced that its Board of Directors had declared a special cash distribution in the amount of approximately $94.3 million or $17.70 per share ($1.77 per share prior to the 10-for-1 reverse stock split effected on April 26, 2019), paid on April 22, 2019 to stockholders of record as of April 15, 2019. In connection with the distribution, the Board of Directors also approved a 10-for-1 reverse stock split of the Company’s Common Stock effective prior to the opening of trading on April 26, 2019. Additionally, the Company changed its fiscal and tax year to a March 31 year-end. As such, the Company’s next fiscal year will run from April 1, 2019 through March 31, 2020. All share amounts and per share amounts within this Form 10-QT have been adjusted for the 10-for-1 reverse stock split.

16.	SEGMENT AND GEOGRAPHIC DATA

Segments

Following the sale of RateWatch in 2018 and our remaining B2B business, comprised of The Deal and BoardEx, in February 2019, we now report in one segment.

Geographic Data

During the three months ended March 31, 2019 and 2018, substantially all of the Company’s revenue was from customers in the United States and all of our long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our interim consolidated financial statements contained elsewhere in this Transition/Quarterly Report on Form 10-QT and with information contained in our other filings, including the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” of this Transition/Quarterly Report on Form 10-QT and in other parts of this report.

Overview

TheStreet, Inc. is a leading financial news and information provider. Our content and products provide individual investors with actionable information from the worlds of finance and business. The Company’s flagship brand, The Street (www.thestreet.com) has produced unbiased business news and market analysis for individual investors for more than 20 years.

Our business is led by our namesake website, TheStreet.com, and includes free content and houses our premium subscription products that target varying segments of the retail investing public. Since our inception in 1996, we have distinguished ourselves as a trusted and reliable source for financial news and information with journalistic excellence, an unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

Our business generates revenue primarily from premium subscription products, advertising and events.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

●	useful lives of intangible assets,
●	useful lives of fixed assets,
●	the carrying value of marketable securities,
●	allowances for doubtful accounts,
●	accrued expense estimates,
●	reserves for estimated tax assets and/or liabilities,
●	certain estimates and assumptions used in the calculation of the fair value of equity compensation issued to employees, and
●	restructuring charges.

We perform annual impairment tests of indefinite-lived intangible assets as of October 1 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist.

Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist.  We perform our annual impairment tests as of October 1 each year, and at other periods if situations warrant it. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied enterprise value, resulting in an impairment charge for this excess.  During the year ended December 31, 2018, we recorded an impairment to our goodwill totaling approximately $15.1 million at October 1, and based upon certain impairment indicators, we recorded an additional impairment totaling approximately $6.4 million at December 31, 2018. Subsequent to this impairment and the sale of our B2B business, no goodwill is recorded by the Company as of March 31, 2019.

Additionally, we evaluate the remaining useful lives of intangible assets each year to determine whether events or circumstances continue to support their useful life.  There have been no changes in useful lives of intangible assets for each period presented.

A summary of our critical accounting policies and estimates can be found in our Form 10-K for the fiscal year ended December 31, 2018.

Contingencies

Accounting for contingencies, including those matters described in the Commitments and Contingencies section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Form 10-K for the fiscal year ended December 31, 2018, is highly subjective and requires the use of judgments and estimates in assessing their magnitude and likely outcome. In many cases, the outcomes of such matters will be determined by third parties, including governmental or judicial bodies. The provisions made in the consolidated financial statements, as well as the related disclosures, represent management’s best estimate of the then current status of such matters and their potential outcome based on a review of the facts and in consultation with outside legal counsel where deemed appropriate. The Company would record a material loss contingency in its consolidated financial statements if the loss is both probable of occurring and reasonably estimated. The Company regularly reviews contingencies and as new information becomes available may, in the future, adjust its associated liabilities.

Unless otherwise stated, the following results of operations reflect the Company’s continuing consumer business operations.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Revenue

	For the Three Months Ended March 31,
Revenue:	2019	Percent of Total Revenue	2018	Percent of Total Revenue	Percent Change
Net revenue	$6,688,985	100%	$6,671,203	100%	0%

We derive revenue primarily from subscription products, advertising and other revenue categories.

Subscription revenue increased by approximately $267 thousand, or 6%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily due to a 6% increase in the weighted-average number of subscriptions while the average revenue recognized per subscription remained flat.

Advertising revenue decreased by approximately $151 thousand, or 9%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was the result of reduced page views generated by our websites.

Other revenue decreased by approximately $98 thousand, or 33% in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decline is mainly due to two key clients not renewing content licensing arrangements.

Operating Expense

	For the Three Months Ended March 31,
Operating expense:	2019	Percent of Segment Revenue	2018	Percent of Segment Revenue	Percent Change
Cost of services	$3,418,136	51%	$3,589,841	54%	-5%
Sales and marketing	2,099,993	31%	2,045,426	31%	3%
General and administrative	3,173,083	47%	3,281,299	49%	-3%
Depreciation and amortization	500,161	7%	440,254	7%	14%
Acceleration of equity awards	2,930,889	44%	—		N/A
Restructuring and other charges	2,902,019	43%	—	N/A	N/A
Total operating expense	$15,024,281	225%	$9,356,820	140%	-61%

Cost of services. Cost of services expense consists primarily of employee compensation related and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $172 thousand, or 5%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease was primarily the result of lower employee compensation expenses, editorial data services, computer services and supplies, data for site and employee travel and expense charges, the aggregate of which decreased by approximately $345 thousand. These decreases were partially offset by higher outside contributor and consulting costs, the aggregate of which increased by approximately $148 thousand.

Sales and marketing. Sales and marketing expense consists primarily of employee compensation related expenses for the direct sales force, marketing services and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense increased by approximately $55 thousand, or 3%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily the result of higher advertising and promotion expense, which increased by approximately $129 thousand, partially offset by an approximate $44 thousand reduction in public/investor relations costs.

General and administrative. General and administrative expense consists primarily of employee compensation related costs for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $108 thousand, or 3%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily the result of lower employee compensation expenses, taxes, professional fees, recruiting, board meeting and consulting expenses, the aggregate of which decreased by approximately $277 thousand. These cost decreases were partially offset by higher occupancy and data platform costs, the aggregate of which increased by $166 thousand.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $60 thousand, or 14%, in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects together with increased depreciation on fixed assets.

Acceleration of equity awards

Acceleration of equity awards, totaling $2.9 million, incurred during the three months ended March 31, 2019, and relates to the vesting of all outstanding stock options and restricted stock units due to a change of control clause included within each grant, or as approved by the Board of Directors.

Restructuring and other charges

Restructuring and other expenses totaling $2.9 million were incurred related to our sale of The Deal and BoardEx. The costs primarily related to employee severance and ASC 842 lease charges.

Net Interest Income

	For the Three Months Ended March 31,		Percent
	2019	2018	Change
Net interest income	$378,354	$16,915	2,137%

Net interest income totaled approximately $378 thousand in the three months ended March 31, 2019, as compared to net interest income approximating $17 thousand in the three months ended March 31, 2018. The increase was primarily the result of increased cash balances due to sales of our RateWatch and B2B businesses.

Income from Discontinued Operations

	For the Three Months Ended March 31,		Percent
	2019	2018	Change
Income from discontinued operations	$18,456	$1,501,320	-99%

Income from discontinued operations represents the activity from our former subsidiaries, RateWatch, The Deal and BoardEx, which were sold in June 2018 in the case of RateWatch and February 2019, in the case of The Deal and BoardEx.

Benefit for Income Taxes

	For the Three Months Ended March 31,		Percent
	2019	2018	Change
Benefit for income taxes	$2,893,440	$485,672	496%

The income tax benefit from continuing operations for the three months ended March 31, 2019 was approximately $2.9 million and reflects an effective tax rate of approximately 36.4%, as compared to a benefit of approximately $486 thousand for the three months ended March 31, 2018 reflecting an effective tax rate of approximately 18.2%.

`The Company’s effective tax rate (ETR) for the three months ended March 31, 2019 was primarily impacted by state taxes and the vesting and exercise of shares of common stock. The Company’s ETR for the three months ended March 31, 2018 was primarily impacted by state taxes and the movement in the deferred tax liability related to the tax amortization of goodwill.

Net Income (Loss) Attributable to Common Stockholders

Net income (loss) attributable to common stockholders for the three months ended March 31, 2019 totaled approximately $49.0 million, or $9.62 per basic and $9.35 per diluted share, compared to net loss attributable to common stockholders totaling approximately $682 thousand or $0.14 per basic and diluted share, for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, our current assets consisted primarily of cash and cash equivalents, accounts receivable and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses and accounts payable. We do not hold inventory. As of March 31, 2019, our current assets were approximately $126.4 million. On April 22, 2019, the Company made a special cash distribution of approximately $94.3 million or $17.70 per share ($1.77 per share prior to the 10-for-1 reverse stock split effected on April 26, 2019), to stockholders of record on April 15, 2019.

With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. Our cash, cash equivalents and restricted cash primarily consisted of checking accounts and a money market fund. Our marketable securities consisted of two municipal auction rate securities issued by the District of Columbia with a fair value of approximately $1.9 million that mature in the year 2038. Our total cash-related position is as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$117,991,200	$37,029,262
Marketable securities	1,850,000	1,850,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$120,341,200	$39,379,262

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all of our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash used in operating activities totaled approximately $704 thousand for the three months ended March 31, 2019, as compared to net cash provided by operating activities totaling approximately $2.4 million for the three months ended March 31, 2018. The decrease in net operating cash was primarily the result of the Company’s net income, offset by the gain on sale of business and other noncash items, as well as the change in the balance of accounts receivable, partially offset by the changes in deferred tax assets and accrued expenses.

Net cash provided by investing activities totaled approximately $83.6 million for the three months ended March 31, 2019, as compared to net cash used in investing activities totaling approximately $832 thousand for the three months ended March 31, 2018. The increase in cash provided by (used in) investing activities was the result of the sale of our subsidiaries, The Deal and BoardEx, combined with decreased capital expenditures.

Net cash used in financing activities totaled approximately $2.0 million for the three months ended March 31, 2019, as compared to net cash used in financing activities totaling approximately $73 thousand for the three months ended March 31, 2018. The increase in net cash used in financing activities was primarily the result of shares withheld on Restricted Stock Unit vesting to pay for withholding taxes, partially offset by the proceeds from the exercise of stock options.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.6 million through March 31, 2020, primarily related to operating leases and minimum payments due under an employment agreement.

As of March 31, 2019 and December 31, 2018, we had approximately $95.8 million and $150 million, respectively, of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to five million shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading price of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended March 31, 2019, the Company did not purchase any shares of Common Stock under the program. During the three months ended March 31, 2018, the Company purchased 111 shares of Common Stock under the program at a cost of $1,415.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by certain of the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the three months ended March 31, 2019, 188,270 shares were withheld in settlement of the exercise of stock options and vested restricted stock units. Through March 31, 2019, the Company had withheld an aggregate of 406,153 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 21,161 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Transitional/Quarterly Report on Form 10-QT that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time the Company may be party to legal proceedings arising in the ordinary course of business or otherwise. Currently, there are no legal proceedings which are deemed material

Item 1A. Risk Factors.

In addition to the other information set forth in this Transitional/Quarterly Report on Form 10-QT, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2019, there were no material changes to the risk factors described in our Form 10-K for the fiscal year ended December 31, 2018.

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

There were no repurchases by the Company in the three months ended March 31, 2019.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished

31.1	Rule 13a-14(a) certification of CEO/CFO					X

32.1	Section 1350 certification of CEO/CFO						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: May 15, 2019	By:	/s/ Eric F. Lundberg
		Name:	Eric F. Lundberg
		Title:	Chief Executive Officer and Chief Financial Officer
(principal executive and financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished

31.1	Rule 13a-14(a) certification of CEO/CFO					X

32.1	Section 1350 certification of CEO/CFO						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X