Form 10-Q
period 2019-06-30
THESTREET, INC.
filed 2019-08-06
CIK 1080056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	Trading Symbol(s)	on which registered
Common Stock, par value $0.01 per share	TST	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Number of Shares Outstanding
Title of Class	as of August 5, 2019
Common Stock, par value $0.01 per share	5,336,639

TheStreet, Inc.

Form 10-Q

As of and for the Three Months Ended June 30, 2019

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

Part I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.

THESTREET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	March 31, 2019
assets
Current Assets:
Cash and cash equivalents	$24,322,594	$117,991,200
Accounts receivable, net of allowance for doubtful accounts of $177,245 as of June 30, 2019 and $210,493 as of March 31, 2019	1,948,294	2,433,426
Other receivables, net	4,292,173	4,552,062
Prepaid expenses and other current assets	1,063,581	1,438,351
Total current assets	31,626,642	126,415,039
Noncurrent Assets:
Property and equipment, net of accumulated depreciation and amortization of $4,717,044 as of June 30, 2019 and $5,567,690 as of March 31, 2019	569,008	676,856
Marketable securities	—	1,850,000
Right of use lease asset	1,517,950	1,492,791
Other assets	12,585	19,818
Other intangible assets, net of accumulated amortization of $8,151,100 as of June 30, 2019 and $7,754,297 as of March 31, 2019	3,026,239	3,160,724
Restricted cash	500,000	500,000
Total assets	$37,252,424	$134,115,228

liabilities and stockholders’ equity
Current Liabilities:
Accounts payable	$2,076,998	$2,194,181
Accrued expenses	4,355,694	4,684,362
Deferred revenue	10,815,270	10,725,477
Lease liability	1,744,642	1,732,332
Other current liabilities	2,129,413	970,674
Total current liabilities	21,122,017	20,307,026
Noncurrent Liabilities:
Lease liability	900,823	1,342,235
Deferred revenue	895,722	809,240
Total liabilities	22,918,562	22,458,501

Stockholders’ Equity:
Common Stock; $0.01 par value; 10,000,000 shares authorized; 6,407,273 shares issued and 5,336,639 shares outstanding as of June 30, 2019, and 6,203,150 shares issued and 5,230,384 shares outstanding as of March 31, 2019	64,073	62,031
Additional paid-in capital	176,561,989	268,409,674
Treasury stock at cost; 1,070,634 shares as of June 30, 2019 and 972,766 shares as of March 31, 2019	(20,176,812)	(17,955,616)
Accumulated deficit	(142,115,388)	(138,859,362)
Total stockholders’ equity	14,333,862	111,656,727
Total liabilities and stockholders’ equity	$37,252,424	$134,115,228

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,
	2019	2018
Total revenue	$6,923,270	$6,901,644
Operating expense:
Cost of services	3,375,408	3,722,976
Sales and marketing	1,749,645	2,462,524
General and administrative	2,469,343	3,505,077
Depreciation and amortization	509,970	461,459
Transaction costs	1,729,072	—
Restructuring and other charges	30,610	—
Total operating expense	9,864,048	10,152,036
Operating loss	(2,940,778)	(3,250,392)
Net interest income	248,671	22,485
Loss before income taxes from continuing operations	(2,692,107)	(3,227,907)
(Loss) income from discontinued operations	(563,919)	2,581,835
Gain on sale of business, net of tax	—	27,100,199
(Loss) income before income taxes	(3,256,026)	26,454,127
Benefit for income taxes	—	1,061,868
Net (loss) income attributable to common stockholders	$(3,256,026)	$27,515,995
Net (loss) income per share:

Basic net (loss) income attributable to common stockholders:
Continuing operations	$(0.50)	$(0.44)
Discontinued operations	(0.11)	6.02
Basic net (loss) income per share	$(0.61)	$5.58
Diluted net (loss) income attributable to common stockholders:
Continuing operations	$(0.50)	$(0.43)
Discontinued operations	(0.11)	5.87
Diluted net (loss) income per share	$(0.61)	$5.44

Weighted average basic shares outstanding	5,326,958	4,929,606
Weighted average diluted shares outstanding	5,326,958	5,055,124

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended June 30,
	2019	2018
Net (loss) income	$(3,256,026)	$27,515,995
Foreign currency translation loss	—	(686,712)
Unrealized gain on marketable securities	—	1,221
Comprehensive (loss) income	$(3,256,026)	$26,830,504

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(unaudited)

	Common Stock				Treasury Stock
	Shares	Par Value	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Shares	Cost	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 31, 2018	5,690,072	$56,901	$260,422,118	$(4,419,337)	(771,404)	$(13,490,213)	$(206,769,135)	$35,800,334
Unrealized gain on marketable securities				1,221				1,221
Foreign currency translation loss				(686,712)				(686,712)
Exercise and issuance of equity grants	40,695	407	(407)		(264)	(4,592)		(4,592)
Stock-based consideration for services			578,056					578,056
Net income							27,515,995	27,515,995
Balance at June 30, 2018	5,730,767	$57,308	$260,999,767	$(5,104,828)	(771,668)	$(13,494,805)	$(179,253,140)	$63,204,302

Balance at March 31, 2019	6,203,150	$62,031	$268,409,674	$—	(972,766)	$(17,955,616)	$(138,859,362)	$111,656,727
Exercise and issuance of equity grants	204,123	2,042	2,587,768		(97,868)	(2,221,196)		368,614
Common stock cash dividend			(94,435,453)					(94,435,453)
Net loss							(3,256,026)	(3,256,026)
Balance at June 30, 2019	6,407,273	$64,073	$176,561,989	$—	(1,070,634)	$(20,176,812)	$(142,115,388)	$14,333,862

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

THESTREET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(3,256,026)	$27,515,995
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of business, net of tax	—	(27,100,199)
Stock-based compensation expense	—	578,056
(Gain) provision for doubtful accounts	(14,741)	30,946
Loss on disposal of fixed assets	12,378	—
Depreciation and amortization	509,970	1,223,491
Deferred taxes	—	(899,897)
Deferred rent	—	(192,164)
Changes in operating assets and liabilities:
Accounts receivable	499,873	185,544
Other receivables	259,889	29,565
Prepaid expenses and other current assets	374,770	(309,419)
Right of use asset	(25,159)	—
Other assets	7,233	(6,201)
Accounts payable	(117,183)	456,457
Accrued expenses	(328,668)	790,967
Deferred revenue	176,275	791,544
Other current liabilities	1,158,739	47,139
Lease liability	(429,102)	—
Other liabilities	—	119,887
Net cash (used in) provided by operating activities	(1,171,752)	3,261,711

Cash Flows from Investing Activities:
Proceeds from sale of business, net	—	28,232,100
Sale of marketable securities	1,850,000	—
Capital expenditures	(280,015)	(875,567)
Net cash provided by investing activities	1,569,985	27,356,533

Cash Flows from Financing Activities:
Earnout payment for prior acquisition	—	(951,867)
Cash dividends paid on Common Stock	(94,435,453)	—
Net proceeds from the exercise of stock options	2,589,810	—
Shares withheld on vesting to pay for withholding taxes	(2,221,196)	(4,592)
Net cash used in financing activities	(94,066,839)	(956,459)

Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	—	(224,247)

Net (decrease) increase in cash, cash equivalents and restricted cash	(93,668,606)	29,437,538
Cash, cash equivalents and restricted cash beginning of period	118,491,200	13,723,536
Cash, cash equivalents and restricted cash end of period	$24,822,594	$43,161,074

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

TheStreet, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

TheStreet, Inc. is a leading financial news and information provider. Our content and products provide individual investors with actionable information from the worlds of finance and business. The Company’s flagship brand, TheStreet (www.thestreet.com), has produced unbiased business news and market analysis for individual investors for more than 20 years.

From time to time, the Board of Directors and our senior management team review and evaluate strategic opportunities and alternatives as part of a long-term strategy to increase stockholder value. Following the realignment of our capital structure in November 2017, the Board focused on a review of the Company’s diverse businesses and in June 2018 sold its RateWatch business for a cash payment totaling $33.5 million to S&P Global Market Intelligence Inc., an affiliate of S&P Global Inc. (“S&P”). The Company also sold its business-to-business, or B2B, units, The Deal and BoardEx, for a cash payment totaling $87.3 million to Euromoney Institutional Investor PLC in February 2019 (the “B2B Sale”), and then entered into a definitive merger agreement with TheMaven, Inc. by which a subsidiary of TheMaven will acquire the outstanding common shares of TheStreet for a cash payment totaling $16.5 million. The sale is expected to close during August 2019. As a result of these dispositions, RateWatch and our B2B businesses are reported as discontinued operations in our Condensed Consolidated Statements of Operations.

Following the B2B Sale in February 2019, we continued to own and operate our business-to-consumer, or B2C, business, which is led by our namesake website, TheStreet.com, and includes our free editorial content and houses our premium subscription products that target varying segments of the retail investing public. Our B2C business primarily generates revenue from premium subscription products, advertising and event revenue.

On April 3, 2019, the Company announced that its Board of Directors had declared a special cash distribution in the amount of approximately $94.4 million, or $17.70 per share ($1.77 per share prior to the reverse stock split discussed below), paid on April 22, 2019 to stockholders of record on April 15, 2019. In connection with the distribution, the Board of Directors also approved a 10-for-1 reverse stock split of the Company’s common stock effective prior to the opening of trading on April 26, 2019. All share amounts and per share amounts within this Form 10-Q have been adjusted for this stock split. Additionally, the Company changed its fiscal and tax year to a March 31 year-end.

Unaudited Interim Financial Statements

The interim condensed consolidated balance sheets as of June 30, 2019 and March 31, 2019, the condensed consolidated statements of operations, comprehensive (loss) income, statements of stockholders’ equity, and statements of cash flows for the three months ended June 30, 2019 and 2018 are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the Company’s annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to state fairly the Company’s financial position as of June 30, 2019, its results of consolidated operations, comprehensive (loss) income and cash flows for the three months ended June 30, 2019 and 2018. The financial data and other financial information disclosed in the notes to the financial statements related to these periods are also unaudited. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2020 or for any other future annual or interim period.

There have been no material changes in the significant accounting policies from those that were disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was initially filed with the SEC on March 15, 2019, amended on March 21, 2019 solely to correct certain clerical errors and on April 30, 2019 solely to include the information required by Part III of Form 10-K, other than the adoption of ASU 2016-02 “Leases” on January 1, 2019. These financial statements should also be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted pursuant to such rules and regulations.

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

Reclassifications

During the three months ended June 30, 2019, the Company effected a 10-for-1 reverse stock split. Prior period amounts have been reclassified to conform to current period presentation.

2.	SUBSEQUENT EVENT

In June 2019, the Company announced that it had entered into a definitive merger agreement with TheMaven, Inc, by which a subsidiary of TheMaven will acquire all of the outstanding common shares of TheStreet for a cash payment totaling $16.5 million. The transaction is subject to the approval of a majority of the outstanding shares of common stock of TheStreet and is expected to close during August 2019.

3.	DIVESTITURES

Sale of RateWatch

On June 20, 2018, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with S&P pursuant to which the Company agreed to sell the assets comprising its RateWatch business to S&P for an aggregate cash payment totaling $33.5 million. Of the purchase price, $3,350,000 was placed in escrow to secure S&P’s rights to indemnification and their right to any post-closing adjustment in its favor. This escrow amount is included within other receivables on the Company’s Condensed Consolidated Balance Sheets.

Operating results for the RateWatch business, which have been previously included in the Business to Business segment, have now been reclassified as discontinued operations for the three months ended June 30, 2018.

Gain on sale of RateWatch, which amounted to $27.1 million net of a tax expense of $1.6 million, was calculated as the selling price less direct costs to complete the transaction. Included in such costs is approximately $568 thousand pertaining to certain employee costs that were assumed by the Company as part of the transaction.

The following table presents the discontinued operations of RateWatch in the June 30, 2018 Condensed Consolidated Statements of Operations. These amounts exclude previously allocated corporate overhead costs.

Three Months Ended June 30, 2018
Net revenue	$1,810,618
Operating expense:
Cost of services	414,812
Sales and marketing	381,396
General and administrative	107,182
Depreciation and amortization	76,637
Total operating expense	980,027
Operating income	830,591
Provision for income taxes	(46,131)
Net income	$784,460

The following table presents the discontinued operations of RateWatch in the June 30, 2018 Condensed Consolidated Statements of Cash Flows:

Three Months Ended June 30, 2018
Net cash provided by operating activities	$850,655
Net cash used in investing activities	(26,443)
Net increase in cash, cash equivalents and restricted cash	$824,212

Sale of B2B Business

On February 14, 2019, TheStreet sold its B2B business to Euromoney Institutional Investor PLC for a cash payment totaling $87.3 million. As part of the sale, a portion of the proceeds amounting to $620 thousand was placed in escrow and the Company recognized approximately $3.3 million in deal related costs. The decision to sell the B2B business was part of the Board’s continuous review of strategic alternatives to enhance shareholder value.

Operating results for the B2B business have now been reclassified as discontinued operations for the period ended June 30, 2018.

The following table presents the discontinued operations of our B2B business in the Condensed Consolidated Statements of Operations.

Three Months Ended June 30, 2018
Net revenue	$6,687,376
Operating expense:
Cost of services	2,022,426
Sales and marketing	1,434,696
General and administrative	645,880
Depreciation and amortization	688,848
Total operating expense	4,791,850
Operating income	1,895,526
Interest income	7,546
Provision for income taxes	(105,697)
Net income	$1,797,375

The following table presents the discontinued operations of our B2B business in the Condensed Consolidated Statements of Cash Flows:

Three Months Ended June 30, 2018
Net cash provided by operating activities	$2,464,147
Net cash used in investing activities	(89,613)
Effect of foreign exchange rate changes on cash and cash equivalents	(224,247)
Net increase in cash, cash equivalents and restricted cash	$2,150,287

4.	REVENUES

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

We provide subscription and advertising services on a global basis to a broad range of clients. Our principal source of revenue is derived from fees for subscription services sold on an annual or monthly basis. We measure revenue based upon the consideration specified in the client arrangement, and revenue is recognized when the performance obligations in the client arrangement are satisfied. A performance obligation is a promise in a contract to transfer a distinct service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when or as the customer receives the benefit of the performance obligation. Clients typically receive the benefit of our services as they are performed. Under ASC 606, revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to receive in exchange for those services. To achieve this core principal, the Company applies the following five steps:

1)	Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the services to be transferred and identifies the payment terms related to these services, (ii) the contract has commercial substance and (iii) the Company determines that collection of substantially all consideration for services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, published credit and financial information pertaining to the customer.

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

The following table presents our revenues disaggregated by revenue discipline.

	For the Three Months Ended June 30,
	2019	2018
Subscription	$5,091,889	$4,844,201
Advertising	1,483,978	1,560,771
Other	347,403	496,672
Total Revenue	$6,923,270	$6,901,644

Deferred Revenue

We record deferred revenues when cash payments are received in advance of our performance, primarily for subscription revenues.

Practical Expedients and Exemptions

The Company did not apply any practical expedients during the adoption of ASC 606.

5	.	CASH AND CASH EQUIVALENTS, MARKETABLE SECURITIES AND RESTRICTED CASH

The Company’s cash and cash equivalents and restricted cash primarily consist of a checking account and money market funds. As of March 31, 2019, marketable securities consisted of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.9 million. The ARS were sold at face value in June 2019. Except for the ARS, which matured in 2038, Company policy limits the maximum maturity for any investment to three years. The Company had accounted for its marketable securities in accordance with the provisions of ASC 320-10. The Company classified these securities as available for sale and the securities were reported at fair value. Any unrealized gains or losses were recorded as a component of accumulated other comprehensive (loss) income and excluded from net income as they were deemed temporary. Additionally, as of June 30, 2019 and March 31, 2019, the Company has a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, and which cash is therefore restricted. The letter of credit serves as a security deposit for the Company’s office space in New York City.

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$24,322,594	$117,991,200
Marketable securities	—	1,850,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$24,822,594	$120,341,200

On April 22, 2019, the Company paid a special cash distribution of approximately $94.4 million, or $17.70 per share ($1.77 per share prior to the 10-for-1 reverse stock split effected on April 26, 2019), to stockholders of record on April 15, 2019, contributing to the difference in cash and cash equivalents as of June 30, 2019 compared to March 31, 2019.

6.	FAIR VALUE MEASUREMENTS

The Company measures the fair value of its financial instruments in accordance with ASC 820-10, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels:

●	Level 1: Inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

●	Level 2: Inputs are other than quoted market prices included within Level 1, that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or vary substantially).

●	Level 3: Inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

Financial assets and liabilities included in our financial statements and measured at fair value are classified based on the valuation technique level in the table below:

	As of June 30, 2019
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$24,322,594	$24,322,594	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Total at fair value	$24,822,594	$24,822,594	$—	$—

	As of March 31, 2019
Description:	Total	Level 1	Level 2	Level 3
Cash and cash equivalents (1)	$117,991,200	$117,991,200	$—	$—
Restricted cash (1)	500,000	500,000	—	—
Marketable securities (2)	1,850,000	—	—	1,850,000
Total at fair value	$120,341,200	$118,491,200	$—	$1,850,000

(1)	Cash, cash equivalents and restricted cash, totaling approximately $24.8 million and $118.5 million as of June 30, 2019 and March 31, 2019, respectively, consist primarily of a checking account and money market funds for which we determine fair value through quoted market prices.

(2)	At March 31, 2019, marketable securities included two municipal ARS issued by the District of Columbia having a fair value totaling approximately $1.9 million. Historically, the fair value of ARS investments approximated par value due to the frequent resets through the auction process. The ARS were sold at face value in June 2019.

The following table provides a reconciliation of the beginning and ending balance for the Company’s marketable securities measured at fair value using significant unobservable inputs (Level 3):

Marketable Securities
Balance March 31, 2019	$1,850,000
Sale of ARS	(1,850,000)
Balance June 30, 2019	$—

7.	STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with ASC 718-10, Share Based Payment Transactions (“ASC 718-10”). This requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based upon estimated fair values.

With the sale of our B2B business, the Company’s Board of Directors accelerated the vesting of all outstanding stock options and restricted stock units as of the close of the sale, or February 14, 2019, under a change of control clause. As a result, there was no stock-based compensation expense during the three months ended June 30, 2019.

Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 includes compensation expense for all share-based payment awards based upon the estimated grant date fair value. The Company recognizes compensation expense for share-based payment awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the period ended June 30, 2018 was based upon awards ultimately expected to vest, it was reduced for estimated forfeitures. The Company estimated forfeitures at the time of grant which are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

There were no options granted during the three months ended June 30, 2019. The weighted-average grant date fair value per share of stock option awards granted during the three months ended June 30, 2018 was $6.94 using the Black-Scholes model with the following weighted-average assumptions:

Expected option lives	4.0 years
Expected volatility	45.22%
Risk-free interest rate	2.78%
Expected dividend yield	0.00%

The value of each restricted stock unit awarded is equal to the closing price per share of the Company’s Common Stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods. There were no restricted stock units awarded during the three months ended June 30, 2019. The weighted-average grant date fair value per share of restricted stock units granted during the three months ended June 30, 2018 was $18.00.

At the Company’s May 2018 Board of Directors meeting, the number of shares available for grant was increased by 520 thousand shares.

As of June 30, 2019, there remained approximately 344 thousand shares available for future awards under the Company’s 2007 Performance Incentive Plan (the “2007 Plan”). In connection with awards under both the 2007 Plan and awards issued outside of the 2007 Plan as inducement grants to new hires, the Company recorded no noncash compensation expense during the three months ended June 30, 2019 and $578 thousand of stock-based compensation for the three-month period ended June 30, 2018.

A summary of the activity of the 2007 Plan and awards issued outside of the 2007 Plan pertaining to stock option grants is as follows:

	Shares Underlying Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)	Weighted Average Remaining Contractual Life (In Years)
Awards outstanding at March 31, 2019	210,398	$12.82
Options granted	—	$—
Options exercised	(204,148)	$12.56
Options forfeited	—	$—
Options expired	(4,250)	$22.00
Awards outstanding at June 30, 2019	2,000	$20.25	$8	1.32
Awards outstanding, vested and expected to vest at June 30, 2019	2,000	$20.25	$8	1.32
Awards exercisable at June 30, 2019	2,000	$20.25	$8	1.32

During the three months ended June 30, 2019, there were no grants of restricted stock units made under the 2007 Plan, nor were there any unvested stock option or restricted stock option awards.

For the three months ended June 30, 2018, the total fair value of stock option awards vested was approximately $126 thousand. For the three months ended June 30, 2019 and 2018, the total intrinsic value of options exercised was approximately $2.2 million and $0, respectively (there were no options exercised during the three months ended June 30, 2018), yielding approximately $2.6 million of cash proceeds to the Company. For the three months ended June 30, 2019 and 2018, there were approximately 0 and 10,000 stock options granted. For the three months ended June 30, 2019 and 2018, there was approximately 0 and 202 thousand restricted stock units granted. For the three months ended June 30, 2019 and 2018, approximately 0 and 42 thousand shares were issued under restricted stock unit grants. For the three months ended June 30, 2019 and 2018, the total intrinsic value of restricted stock units that vested was approximately $0 and $75 thousand, respectively. As of June 30, 2019 and 2018, the total intrinsic value of awards outstanding was approximately $8 thousand and $10.2 million, respectively. As of June 30, 2019, there was no unrecognized stock-based compensation expense remaining to be recognized.

8.	STOCKHOLDERS’ EQUITY

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to 500,000 shares of the Company’s Common Stock (the “Program”). Purchases may be made in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any purchases. The timing and amount of any purchases will be determined by the Company’s management based upon its evaluation. The Program does not obligate the Company to purchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended June 30, 2019, the Company did not purchase any shares of Common Stock under the Program. Since the Program’s inception in November 2017, the Company has purchased a total of 111 shares of Common Stock at an aggregate cost of approximately $1,415, inclusive of commissions.

In addition, pursuant to the terms of the Company’s 2007 Plan and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by the Company’s employees and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of the payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the three months ended June 30, 2019, 97,868 shares were withheld in settlement of the exercise of stock options and vested restricted stock units. Through June 30, 2019, the Company withheld an aggregate of 504,021 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 21,161 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

April 2019 Special Cash Distribution and Reverse Stock Split

On April 3, 2019, the Company announced that its Board of Directors had declared a special cash distribution in the amount of approximately $94.4 million, or $17.70 per share ($1.77 per share prior to the 10-for-1 reverse stock split effected on April 26, 2019), paid on April 22, 2019 to stockholders of record as of April 15, 2019 to distribute cash received from the sale of RateWatch, The Deal and BoardEx to the Company’s shareholders. In connection with the distribution, the Board of Directors also approved a 10-for-1 reverse stock split of the Company’s Common Stock effective prior to the opening of trading on April 26, 2019. Additionally, the Company changed its fiscal and tax year to a March 31 year-end. All share amounts and per share amounts within this Form 10-Q have been adjusted for the 10-for-1 reverse stock split.

Dividends

Beginning with the first quarter of 2016, the Company’s Board of Directors suspended the payment of a quarterly dividend.

9.	LEGAL PROCEEDINGS

From time to time, the Company may be party to legal proceedings arising in the ordinary course of business or otherwise. Currently, there are no legal proceedings which are deemed material.

10.	NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Basic net (loss) income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share is computed using the weighted-average number of common shares and potential common shares outstanding during the period, so long as the inclusion of potential common shares does not result in a lower net (loss) income per share. Potential common shares consist of vested restricted stock units (using the treasury stock method) and the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). For the three months ended June 30, 2019, approximately 2 thousand vested stock options were excluded from the calculation, as their effect would result in a lower net loss per share.

The following table reconciles the numerator and denominator for the calculation:

	For the Three Months Ended June 30,
	2019	2018
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to common stockholders	$(3,256,026)	$27,515,995
Denominator:
Weighted average basic shares outstanding	5,326,958	4,929,606
Weighted average diluted shares outstanding	5,326,958	5,055,124

Net (loss) income per share:
Basic net (loss) income attributable to common stockholders	$(0.61)	$5.58
Diluted net (loss) income attributable to common stockholders	$(0.61)	$5.44

11.	INCOME TAXES

The income tax benefit from continuing operations for the three months ended June 30, 2019 was zero and reflects an effective tax rate (ETR) of 0.0% as compared to a benefit of approximately $1.1 million for the three months ended June 30, 2018, reflecting an ETR of approximately 32.9%.

The Company’s ETR for the three months ended June 30, 2019 is zero due to Management’s assessment that the Company does not have sufficient sources of future income to realize the current period loss. The Company’s ETR for the three months ended June 30, 2018 was primarily impacted by domestic losses, state taxes, the movement in the deferred tax liability related to the tax amortization of goodwill and the consideration of the gain from discontinued operations as a source of income which enables the Company to realize a benefit in continuing operations under the intraperiod allocation guidance. The Company’s ETR for the three months ended June 30, 2018 was also impacted by the Company recording certain adjustments to the beginning balance of the state deferred tax liability, which resulted in a $272 thousand discrete tax benefit.

At June 30, 2019, the Company has no uncertain tax positions or interest and penalties accrued.

12.	BUSINESS CONCENTRATIONS AND CREDIT RISK

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. The Company maintains all its cash, cash equivalents and restricted cash in federally insured financial institutions and performs periodic evaluations of the relative credit standing of these institutions. As of June 30, 2019 and March 31, 2019, the Company’s cash, cash equivalents and restricted cash primarily consisted of a checking account and money market funds.

For the three months ended June 30, 2019 and 2018, no individual client accounted for 10% or more of consolidated revenue. As of June 30, 2019, two clients accounted for more than 10% of gross accounts receivable balance. As of March 31, 2019, one client accounted for more than 10% of gross accounts receivable balance.

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

During the three months ended June 30, 2019, the Company incurred restructuring costs totaling $30,610 related to severance payments.

14.	LEASES

The Company has operating leases primarily consisting of office space with remaining lease terms of 1 to 2 years, subject to certain renewal options as applicable. Current leases include our office space in New York, and also amounts for other miscellaneous office equipment.

Leases with an initial term of twelve months or less are not recorded on the balance sheet, and the Company does not separate lease and non-lease components of contracts. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space.

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

There was no sublease rental income for the three months ended June 30, 2019 or March 31, 2019, the Company is not the lessor in any lease arrangement, and no related party transactions for lease arrangements have occurred.

Lease Costs

The table below presents certain information related to the lease costs for the Company’s operating leases for the three months ended June 30, 2019 and March 31, 2019:

Components of total lease cost:	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019
Operating lease expense	$221,979	$413,809
Variable lease cost	39,701	80,147
Total lease cost	$261,680	$493,956

Lease Position as of June 30, 2019 and March 31, 2019

Right of use lease assets and lease liabilities for our operating leases were recorded in the Condensed Consolidated Balance Sheets as follows:

	As of June 30, 2019	As of March 31, 2019
Assets
Lease assets	$1,517,950	$2,228,691
Impairment	—	(735,900)
Total lease assets	$1,517,950	$1,492,791

Liabilities
Current liabilities:
Lease liability	$1,744,642	$1,732,332
Noncurrent liabilities:
Noncurrent lease liability	900,823	1,342,235
Total lease liability	$2,645,465	$3,074,567

Lease Terms and Discount Rate

The table below presents certain information related to the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases as of June 30, 2019:

Weighted average remaining lease term (in years) – operating leases	1.49 years
Weighted average discount rate – operating leases	5.5%

Cash Flows

The table below presents certain information related to the cash flows for the Company’s operating leases for the three months ended June 30, 2019 and March 31, 2019:

Cash paid for amounts included in the measurement of lease liabilities:	Three Months Ended June 30, 2019
Operating cash flows for operating leases	$469,397

Undiscounted Cash Flows

Future lease payments included in the measurement of lease liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2019, for the following five fiscal years and thereafter were as follows:

As of June 30, 2019
2019 - Remaining	$930,573
2020	1,830,928
Total future minimum lease payments	2,761,501
Less effects of discounting	116,036
Present value of future minimum lease payments	$2,645,465

15.	SEGMENT AND GEOGRAPHIC DATA

Segments

Following the sale of RateWatch in 2018 and our remaining B2B business, comprised of The Deal and BoardEx, in February 2019, we now report in one segment.

Geographic Data

During the three months ended June 30, 2019 and 2018, substantially all of the Company’s revenue was from customers in the United States and all of our long-lived assets are located in the United States.

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

Our business is led by our namesake website, TheStreet.com, and includes free editorial content and houses our premium subscription products that target varying segments of the retail investing public. Since our inception in 1996, we have distinguished ourselves as a trusted and reliable source for financial news and information with journalistic excellence, an unbiased approach and interactive multimedia coverage of the financial markets, economy, industry trends, investment and financial planning.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed to be necessary. Significant estimates made in the accompanying condensed consolidated financial statements include, but are not limited to, the following:

●	useful lives of intangible assets,
●	useful lives of fixed assets,
●	allowances for doubtful accounts,
●	accrued expense estimates, and
●	reserves for estimated tax assets and/or liabilities.

Under the provisions of ASC 350, goodwill and indefinite lived intangible assets are required to be tested for impairment on an annual basis and between annual tests whenever circumstances arise that indicate a possible impairment might exist. We perform our annual impairment tests as of October 1 each year and between annual tests whenever circumstances arise that indicate a possible impairment might exist. Impairment exists when the carrying amount of goodwill or indefinite lived intangible assets of a reporting unit exceed their implied enterprise value, resulting in an impairment charge for this excess.  During the year ended December 31, 2018, we recorded an impairment to our goodwill totaling approximately $15.1 million at October 1, and based upon certain impairment indicators, we recorded an additional impairment totaling approximately $6.4 million at December 31, 2018. Subsequent to these impairment charges and the sale of our B2B business, no goodwill is recorded by the Company as of June 30, 2019.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

Revenue

	For the Three Months Ended June 30,
Revenue:	2019	Percent of Total Revenue	2018	Percent of Total Revenue	Percent Change
Subscription	$5,091,889	74%	$4,844,201	70%	5%
Advertising	1,483,978	21%	1,560,771	23%	-5%
Other	347,403	5%	496,672	7%	-30%
Net revenue	$6,923,270	100%	$6,901,644	100%	0%

We derive revenue primarily from premium subscription products, advertising and events.

Subscription revenue increased by approximately $248 thousand, or 5%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily due to a 4% increase in the weighted-average number of subscriptions combined with a 1% increase in the average revenue recognized per subscription.

Advertising revenue decreased by approximately $77 thousand, or 5%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was the result of reduced page views generated by our websites.

Other revenue decreased by approximately $149 thousand, or 30%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decline is mainly due to two key clients not renewing content licensing arrangements and fewer events held during the current period.

Operating Expense

	For the Three Months Ended June 30,
Operating expense:	2019	Percent of Total Revenue	2018	Percent of Total Revenue	Percent Change
Cost of services	$3,375,408	49%	$3,722,976	54%	-9%
Sales and marketing	1,749,645	25%	2,462,524	36%	-29%
General and administrative	2,469,343	36%	3,505,077	51%	-30%
Depreciation and amortization	509,970	7%	461,459	7%	11%
Transaction costs	1,729,072	25%	—	N/A	N/A
Restructuring and other charges	30,610	0%	—	N/A	N/A
Total operating expense	$9,864,048	142%	$10,152,036	147%	-3%

Cost of services. Cost of services expense consists primarily of employee compensation related expenses and outside contributor costs related to the creation of our content, licensed data and the technology required to publish our content.

Cost of services expense decreased by approximately $348 thousand, or 9%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease was primarily the result of lower employee compensation, computer services and supplies, hosting and internet access, editorial data services, revenue share and event costs, the aggregate of which decreased by approximately $661 thousand. These decreases were partially offset by higher consulting and outside contributor costs, the aggregate of which increased by approximately $344 thousand.

Sales and marketing. Sales and marketing expense consists primarily of employee compensation related expenses for the direct sales force, marketing services and customer service departments, advertising and promotion expenses and credit card processing fees.

Sales and marketing expense decreased by approximately $713 thousand, or 29%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily the result of lower employee compensation, advertising and promotion, public/investor relations and advertisement serving costs, the aggregate of which decreased by approximately $707 thousand.

General and administrative. General and administrative expense consists primarily of employee compensation related expenses for general management, finance, technology, legal and administrative personnel, occupancy costs, professional fees, insurance and other office expenses.

General and administrative expense decreased by approximately $1.0 million, or 30%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The decrease was primarily the result of lower employee compensation, professional fees, occupancy, tax and employee travel and expense costs, the aggregate of which decreased by approximately $1.0 million.

Depreciation and amortization. Depreciation and amortization expense increased by approximately $49 thousand, or 11%, in the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily the result of increased amortization expense related to capitalized software and website development projects.

Transaction costs

Transaction costs totaling $1.7 million during the three months ended June 30, 2019 primarily related to the sale of our B2C business as well as our prior sale of The Deal and BoardEx, as well as legal costs incurred in the Company’s dividend distribution.

Restructuring and other charges

Restructuring and other charges totaling $31 thousand during the three months ended June 30, 2019 primarily related to severance payments.

Net interest income

	For the Three Months Ended June 30,		Percent
	2019	2018	Change
Net interest income	$248,671	$22,485	1,006%

Net interest income totaled approximately $249 thousand in the three months ended June 30, 2019, as compared to net interest income approximating $22 thousand in the three months ended June 30,2018. The increase was primarily the result of increased cash balances due to sales of our RateWatch and B2B businesses.

(Loss) income from discontinued operations

	For the Three Months Ended June 30,		Percent
	2019	2018	Change
(Loss) income from discontinued operations	$(563,919)	$2,581,835	-122%

Loss from discontinued operations totaled $564 thousand in the three months ended June 30, 2019, as compared to income totaling $2.6 million in the three months ended June 30, 2018. The amounts represent activity from our former subsidiaries, RateWatch, which was sold in June 2018, and The Deal and BoardEx, which were sold in February 2019.

Gain on sale of business, net of tax

	For the Three Months Ended June 30,		Percent
	2019	2018	Change
Gain on sale of business, net of tax	$—	$27,100,199	-100%

Gain on sale of business totaled approximately $27.1 million in the three months ended June 30, 2018. This amount represents the gain on the sale of our former subsidiary RateWatch.

Benefit for income taxes

	For the Three Months Ended June 30,		Percent
	2019	2018	Change
Benefit for income taxes	$—	$1,061,868	-100%

The income tax benefit from continuing operations for the three months ended June 30, 2019 was zero and reflects an effective tax rate (ETR) of 0.0% as compared to a benefit of approximately $1.1 million for the three months ended June 30, 2018, reflecting an ETR of approximately 32.9%. The Company’s ETR for the three months ended June 30, 2019 is zero due to Management’s assessment that the Company does not have sufficient sources of future income to realize the current period loss. The Company’s ETR for the three months ended June 30, 2018 was primarily impacted by domestic losses, state taxes, the movement in the deferred tax liability related to the tax amortization of goodwill and the consideration of the gain from discontinued operations as a source of income which enables the Company to realize a benefit in continuing operations under the intraperiod allocation guidance. The Company’s ETR for the three months ended June 30, 2018 was also impacted by the Company recording certain adjustments to the beginning balance of the state deferred tax liability, which resulted in a $272 thousand discrete tax benefit.

Net (loss) income attributable to common stockholders

Net loss attributable to common stockholders for the three months ended June 30, 2019 totaled approximately $3.3 million, or $0.61 per basic and diluted share, compared to net income attributable to common stockholders totaling approximately $27.5 million, or $ 5.58 per basic and $5.44 per diluted share, for the three months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, our current assets consisted primarily of cash and cash equivalents, accounts and other receivables and prepaid expenses, and our current liabilities consisted primarily of deferred revenue, accrued expenses, accounts payable, other current liabilities and lease liability. We do not hold inventory. As of June 30, 2019, our current assets were approximately $31.6 million, and our current liabilities were approximately $21.1 million.

With respect to many of our annual newsletter subscription products, we offer the ability to receive a refund during the first 30 days but none thereafter. We do not as a general matter offer refunds for advertising that has run.

We generally have invested in money market funds and other short-term, investment grade instruments that are highly liquid and of high quality, with the intent that such funds are available for sale for acquisition and operating purposes. Our cash, cash equivalents and restricted cash primarily consist of a checking account and money market funds. As of March 31, 2019, marketable securities consisted of two municipal auction rate securities (“ARS”) issued by the District of Columbia with a cost basis of approximately $1.9 million and a fair value of approximately $1.9 million. The ARS were sold at face value in June 2019. Our total cash-related position is as follows:

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$24,322,594	$117,991,200
Marketable securities	—	1,850,000
Restricted cash	500,000	500,000
Total cash and cash equivalents, marketable securities and restricted cash	$24,822,594	$120,341,200

On April 22, 2019, the Company paid a special cash distribution of approximately $94.4 million, or $17.70 per share ($1.77 per share prior to the 10-for-1 reverse stock split effected on April 26, 2019), to stockholders of record on April 15, 2019, contributing to the difference in cash and cash equivalents as of June 30, 2019 compared to March 31, 2019.

Financial instruments that subject us to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions.

Net cash used in operating activities totaled approximately $1.2 million for the three months ended June 30, 2019, as compared to net cash provided by operating activities totaling approximately $3.3 million for the three months ended June 30, 2018. The decrease in net operating cash was primarily the result of the Company’s net loss, offset by the prior year gain on sale of business and other noncash items, as well as the change in the balances of accrued expenses, deferred revenue, accounts payable and lease liability, partially offset by the changes in other current liabilities, prepaid expenses and other current assets and accounts and other receivables.

Net cash provided by investing activities totaled approximately $1.6 million for the three months ended June 30, 2019, as compared to net cash provided by investing activities totaling approximately $27.4 million for the three months ended June 30, 2018. The decrease in net cash provided by investing activities was the result of the absence of the sale of our subsidiary, RateWatch, which occurred during the prior year period, partially offset by the sale of our auction rate securities and decreased capital expenditures.

Net cash used in financing activities totaled approximately $94.1 million for the three months ended June 30, 2019, as compared to net cash used in financing activities totaling approximately $956 thousand for the three months ended June 30, 2018. The increase in net cash used in financing activities was primarily the result of the payment of a dividend on our outstanding common stock combined with shares withheld on stock option and restricted stock unit vesting to pay for withholding taxes, partially offset by the proceeds from the exercise of stock options and the absence of a prior year payment of a deferred earn out on the acquisition of BoardEx.

We currently have a total of $500 thousand of cash that serves as collateral for an outstanding letter of credit, which cash is classified as restricted. The letter of credit serves as a security deposit for office space in New York City.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. We are committed to cash expenditures in an aggregate amount of approximately $4.5 million through June 30, 2020, primarily related to operating leases and minimum payments due under an employment agreement.

As of March 31, 2019, we had approximately $95.8 million of federal and state net operating loss carryforwards. We maintain a full valuation allowance against our deferred tax assets as management concluded that it was more likely than not that we would not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. We expect to continue to maintain a full valuation allowance until, or unless, we can sustain a level of profitability that demonstrates our ability to utilize these assets.

In accordance with Section 382 of the Internal Revenue Code, the ability to utilize our net operating loss carryforwards could be limited in the event of a change in ownership and as such a portion of the existing net operating loss carryforwards may be subject to limitation.

Sale of our B2C Business

In June 2019, we entered into a definitive merger agreement with TheMaven, Inc. by which a subsidiary of TheMaven will acquire the outstanding common shares of TheStreet for a cash payment totaling $16.5 million. The sale is expected to close during August 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Treasury Stock

In November 2017, our Board of Directors approved a new share buyback program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading price of the security, market conditions and other factors. The Company may, among other things, utilize existing cash reserves and cash flows from operations to fund any repurchases. The timing and amount of any repurchases will be determined by the Company’s management based upon its evaluation of the trading price of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time. During the three months ended June 30, 2019 and 2018, the Company did not purchase any shares of Common Stock under the program.

In addition, pursuant to the terms of the Company’s 2007 Plan, and certain procedures approved by the Compensation Committee of the Board of Directors, in connection with the exercise of stock options by the Company’s employees, and the issuance of shares of Common Stock in settlement of vested restricted stock units, the Company may withhold shares in lieu of payment of the exercise price and/or the minimum amount of applicable withholding taxes then due. During the three months ended June 30, 2019, 97,868 shares were withheld in settlement of the exercise of stock options and vested restricted stock units. Through June 30, 2019, the Company had withheld an aggregate of 504,021 shares which have been recorded as treasury stock. In addition, the Company received an aggregate of 21,161 shares in treasury stock resulting from prior acquisitions. These shares have also been recorded as treasury stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We believe that our market risk exposures are immaterial as we do not have instruments for trading purposes, and reasonable possible near-term changes in market rates or prices will not result in material near-term losses in earnings, material changes in fair values or cash flows for all instruments.

Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and restricted cash. We maintain all our cash, cash equivalents and restricted cash in federally insured financial institutions, and we perform periodic evaluations of the relative credit standing of these institutions. However, no assurances can be given that the third-party institutions will retain acceptable credit ratings or investment practices.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2018, as well as in our Definitive Proxy Statement which was filed July 15, 2019, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2017, our Board of Directors approved a share buyback program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. The repurchases are being executed from time to time in the open market or in privately negotiated transactions, subject to management’s evaluation of the trading prices of the security, market conditions and other factors. The repurchase program does not obligate the Company to repurchase any dollar amount or number of shares and may be extended, modified, suspended or discontinued at any time.

There were no repurchases by the Company in the three months ended June 30, 2019.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished

2.1	Agreement and Plan of Merger, dated as of June 11, 2019, by and among TheStreet, Inc., TheMaven, Inc. and TST Acquisition Co., Inc.	8-K	000-25779	2.1	6/12/2019
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 12, 2019, by and among TheStreet, Inc., TheMaven, Inc. and TST Acquisition Co., Inc.					X
10.1	Escrow Agreement, dated as of June 11, 2019, by and among TheStreet, Inc., TheMaven, Inc. and Citibank, N.A.	8-K	000-25779	2.1	6/12/2019
10.2	Employment side letter dated as of June 10, 2019 by and between TheStreet, Inc. and Eric Lundburg					X
10.3	Employment side letter dated as of June 10, 2019 by and between TheStreet, Inc. and Margaret de Luna					X
31.1	Rule 13a – 14(a) certification of CEO/CFO					X

32.1	Section 1350 certification of CEO/CFO						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THESTREET, INC.

Date: August 6, 2019	By:	/s/ Eric F. Lundberg
		Name:	Eric F. Lundberg
		Title:	Chief Executive Officer and Chief Financial Officer (principal executive and financial officer)

EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished

2.1	Agreement and Plan of Merger, dated as of June 11, 2019, by and among TheStreet, Inc., TheMaven, Inc. and TST Acquisition Co., Inc.	8-K	000-25779	2.1	6/12/2019
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of July 12, 2019, by and among The street, Inc., TheMaven, Inc. and TST Acquisition Co., Inc.					X
10.1	Escrow Agreement, dated as of June 11, 2019, by and among TheStreet, Inc., TheMaven, Inc. and Citibank, N.A.	8-K	000-25779	2.1	6/12/2019
10.2	Employment side letter dated as of June 10, 2019 by and between TheStreet, Inc. and Eric Lundburg					X
10.3	Employment side letter dated as of June 10, 2019 by and between TheStreet, Inc. and Margaret de Luna					X
31.1	Rule 13a – 14(a) certification of CEO/CFO					X

32.1	Section 1350 certification of CEO/CFO						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Document					X

101.DEF	XBRL Taxonomy Extension Definitions Document					X

101.LAB	XBRL Taxonomy Extension Labels Document					X

101.PRE	XBRL Taxonomy Extension Presentation Document					X